Form 10-Q
period 1995-02-24
SOLECTRON CORP
filed 1995-04-07
CIK 835541

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 1995.

__ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________________ TO
_______________

                                               COMMISSION FILE NUMBER 2-33228-40

                              SOLECTRON CORPORATION
             (Exact Name of Registrant as specified in its Charter)


     California                               94-2447045
     (State or other jurisdiction            (IRS Employer Identification
     of Incorporation or Organization)        Number)


                 777 Gibraltar Drive, Milpitas, California 95035
              (Address of principal executive offices and Zip Code)

      Registrant's telephone number, including area code:   (408) 957-8500



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X       No   ___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


At February 24, 1995, 41,505,889 shares of Common Stock of the Registrant were outstanding.

                              SOLECTRON CORPORATION

                               INDEX TO FORM 10-Q


                         PART I.  FINANCIAL INFORMATION


Item 1.        Financial Statements

               Consolidated Balance Sheets
               at February 28, 1995 and August 31, 1994..................... 3

               Consolidated Statements of Income
               for the Three Months and Six Months ended February 28, 1995 and
               1994........................................................  4

               Consolidated Statements of Cash Flows
               for the Six Months ended February 28, 1995 and
               1994........................................................  5

               Notes to Interim Consolidated Financial
               Statements..................................................  6

Item 2.        Management's Discussion and Analysis of
               Financial Condition and Results of
               Operations.............................................. 7 - 10


                           PART II.  OTHER INFORMATION


Item 1.        Legal Proceedings........................................... 11

Item 2.        Changes in Securities........................................11

Item 3.        Defaults Upon Senior Securities..............................11

Item 4.        Submission of Matters to a Vote of Security Holders.... 11 - 12

Item 5.        Other Information.......................................     12

Item 6.        Exhibits and Reports on Form 8-K........................12 - 13

               Signatures.................................................. 14

                    SOLECTRON CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                               (In thousands)

                                      February 28,         August 31,
                                         1995                 1994
                                      (Unaudited)

 ASSETS

 Current assets:
    Cash and cash equivalents        $    61,988         $    67,906
    Short-term investments                75,745              94,070
    Accounts receivable, net             217,818             188,794
    Inventories                          246,647             232,389
    Prepaid expenses and other
    current assets                        15,838              18,977
                                         -------             -------
    Total current assets                 618,036             602,136

 Net property and equipment              155,014             147,822
 Other assets                             15,892              16,437
                                         -------             -------
    Total assets                     $   788,942         $   766,395
                                         =======             =======

 LIABILITIES AND SHAREHOLDERS' EQUITY

 Current liabilities:
    Short-term debt                  $     4,454         $        -
    Current portion of long-term debt
    and capital lease obligations          1,215               3,149
    Accounts payable                     222,159             241,930
    Accrued employee compensation         21,070              21,598
    Accrued expenses                      15,642              16,257
    Other current liabilities              4,126               9,999
                                         -------             -------
    Total current liabilities            268,666             292,933

 Long-term debt and capital
 lease obligations                       145,285             140,709
 Other long-term liabilities               1,670               1,964
                                         -------             -------
    Total liabilities                    415,621             435,606

 Shareholders' equity:
    Common stock                         208,913             206,257
    Retained earnings                    163,023             126,795
    Cumulative translation adjustment      1,607              (2,263)
    Unrealized loss on investments          (222)                  -
                                         -------             -------
    Total shareholders' equity           373,321             330,789
                                         -------             -------
    Total liabilities and
    shareholders' equity             $   788,942         $   766,395
                                         =======             =======

  See accompanying notes to interim consolidated financial statements

                      SOLECTRON CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                      (In thousands, except per share data)
                                   (Unaudited)



                                    Three Months Ended      Six Months Ended
                                        February 28,          February 28,
                                      1995       1994       1995       1994
                                      ----       ----       ----       ----

Net sales                          $ 471,266  $ 327,208  $ 977,944  $ 649,048
Cost of sales                        424,897    292,440    886,132    581,401
                                     -------    -------    -------    -------
   Gross profit                       46,369     34,768     91,812     67,647

Operating expenses:
   Selling, general & administrative  16,806     13,515     32,337     26,062
   Research & development              1,144        986      2,335      2,150
                                     -------    -------    -------    -------
    Operating income                  28,419     20,267     57,140     39,435

Interest income                        1,673      1,335      3,215      3,177
Interest expense                      (2,768)    (2,637)    (5,465)    (5,425)
                                     -------    -------    -------    -------
    Income before income taxes        27,324     18,965     54,890     37,187

Income taxes                           9,290      6,590     18,662     12,922
                                     -------    -------    -------    -------
    Net income                     $  18,034  $  12,375  $  36,228  $  24,265
                                     =======    =======    =======    =======

Net income per share:
    Primary                        $    0.43  $    0.29  $    0.86  $    0.58
                                     -------    -------    -------    -------
    Fully diluted                  $    0.38  $    0.27  $    0.76  $    0.52
                                     -------    -------    -------    -------

Shares used in computation:
    Primary                           42,218     42,316     42,237     42,166
                                     -------    -------    -------    -------
    Fully diluted                     51,767     51,979     51,786     51,969
                                     -------    -------    -------    -------

See accompanying notes to interim consolidated financial statements

                     SOLECTRON CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           ( In thousands, unaudited)


                                                               Six Months
                                                           Ended February 28,
                                                            1995        1994
                                                            ----        ----
Cash flows from operating activities:
  Net income                                            $  36,228   $  24,265
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation and amortization                          27,430      21,878
    Interest accretion on zero-coupon subordinated notes    4,737       4,501
    Additions to allowance for doubtful accounts              307         469
    Other                                                    (274)        574
    Changes in operating assets and liabilities:
     Accounts receivable                                  (27,414)    (18,286)
     Inventories                                          (12,223)    (13,630)
     Prepaid expenses and other current assets              3,510      (4,541)
     Accounts payable                                     (22,935)     (9,340)
     Accrued expenses and other current liabilities        (7,866)      7,105
                                                          -------     -------
     Net cash provided by operating activities              1,500      12,995
                                                          -------     -------
Cash flows from investing activities:
     Purchases of short-term investments                  (43,022)   (202,285)
     Sales of short-term investments                       61,219     234,761
     Purchase of facilities, equipment and other assets         -     (14,383)
     Capital expenditures                                 (32,161)    (32,304)
                                                          -------     -------
     Net cash used in investing activities                (13,964)    (14,211)
                                                          -------     -------

Cash flows from financing activities:
     Proceeds from short-term debt                          4,454           -
     Repayments of long-term debt and capital lease
     obligations                                           (2,052)     (2,072)
     Net proceeds from sale of common stock                 2,624       3,521
                                                          -------     -------
     Net cash provided by financing activities              5,026       1,449
                                                          -------     -------

Effect of exchange rate changes on cash
  and cash equivalents                                      1,520        (275)
                                                          -------     -------
Net decrease in cash and cash equivalents                  (5,918)        (42)
Cash and cash equivalents at beginning of period           67,906      35,232
                                                          -------     -------
Cash and cash equivalents at end of period              $  61,988   $  35,190
                                                          =======     =======
SUPPLEMENTAL DISCLOSURES:
Cash paid during the period:
  Interest                                              $     341   $     747
                                                          =======     =======
  Income taxes                                          $  17,686   $  11,997
                                                          =======     =======

See accompanying notes to interim consolidated financial statements

                     SOLECTRON CORPORATION AND SUBSIDIARIES


               NOTES TO INTERIM CONSOLIDATED FINANCIAL  STATEMENTS


NOTE 1 - Basis of Presentation

      The accompanying consolidated balance sheets as of February 28, 1995 (unaudited) and August 31, 1994, the unaudited consolidated statements of income for the three-month and six-month periods ended February 28, 1995 and 1994, and the unaudited consolidated statements of cash flows for the six months ended February 28, 1995 and 1994 have been prepared on substantially the same basis as the annual consolidated financial statements. Management believes the financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The results of operations for the three-month and six-month periods ended February 28, 1995 are not necessarily indicative of results to be expected for the entire year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended August 31, 1994 included in the Company's Annual Report to Shareholders.

      For clarity of presentation, the Company has indicated its second quarter as ending on February 28 and its fiscal year as ending on August 31, whereas in fact, the Company's fiscal periods end on the last Friday of the respective month.

NOTE 2 - Inventories

     Inventories consisted of (in thousands):
                                          February 28,     August 31,
                                             1995             1994

          Raw materials                     $175,404        $164,817
          Work-in-process                     71,243          67,572
                                             -------         -------
                                            $246,647        $232,389
                                            ========        ========


NOTE 3 - Net Income per Share

      Primary net income per share is computed using the weighted average number of common and dilutive common stock equivalent shares outstanding. Fully diluted net income per share includes the dilutive effect from the assumed conversion of the Company's outstanding convertible zero-coupon subordinated notes.

                      SOLECTRON CORPORATION & SUBSIDIARIES


ITEM 2         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS

General

     Solectron's net sales are derived from sales to electronics system original equipment manufacturers. The majority of the Company's customers compete in the telecommunications, computer peripherals, workstation and personal computer segments of the electronics industry. The Company uses advanced manufacturing technologies in assembly and manufacturing management of complex printed circuit boards and electronics systems.

     Operating results are affected by a number of factors, including the degree of turnkey manufacturing, the material content and volume of products built, manufacturing efficiencies, utilization of capacity, start-up costs associated with new customer projects and price competition. Over the past several years, the Company's strategy has been to increase the percentage of sales it derives from turnkey manufacturing, which currently represents a substantial portion of the Company's sales. Turnkey projects, in which the Company procures some or all of the components necessary for production, typically generate higher net sales and higher gross profits with lower gross margin percentages than consignment projects due to the inclusion in the Company's operating results of sales and costs associated with the purchase and sale of components. The increase in gross profit and the decrease in gross margin over the past several years has been due primarily to this shift toward turnkey manufacturing. More recently, the Company has experienced changes in product mix relative to the degree of material content associated with products delivered. These changes have caused the Company's gross margin to fluctuate.

      The Company has manufacturing operations in six locations, three of which are overseas. As the Company manages its existing operations and expands geographically, it may experience certain inefficiencies from the management of geographically dispersed operations. In addition, the Company's results of operations will be adversely affected if these new facilities do not achieve revenue growth sufficient to offset increased expenditures associated with geographic expansion.

      Around the world, the Company is subject to a variety of environmental regulations relating to the use, storage, discharge and disposal of hazardous chemicals used during its manufacturing process. Any failure by the Company to comply with present and future regulations could subject it to future liabilities or the suspension of production. In addition, such regulations could restrict the Company's ability to expand its facilities or could require the Company to acquire costly equipment or to incur other significant expenses to comply with environmental regulations.

      The Company competes within the electronics manufacturing services (EMS) segment of the electronics industry. The EMS segment is currently growing at a faster rate than the overall electronics industry, but the EMS segment is also comprised of a large number of companies, several of which have achieved substantial market share. In addition to competing with other EMS companies, the Company also faces competition from current and prospective customers which evaluate Solectron's capabilities against the merits of manufacturing products internally. Certain of the Company's competitors have substantially greater geographic breadth. They also have greater manufacturing, financial, research and development and marketing resources than the Company. The Company believes that the primary basis of competition in its targeted markets is manufacturing technology, quality, responsiveness, the provision of value-added services and price. To remain competitive, the Company must continue to provide technologically advanced manufacturing services, maintain quality levels, offer flexible delivery schedules, deliver finished products on a reliable basis and compete favorably on the basis of price. The Company currently may be at a competitive disadvantage as to price when compared to manufacturers with lower cost structures, particularly with respect to manufacturers with established facilities where labor costs are lower.

Results of Operations

      The following table sets forth, for the three months and six months ended February 28, 1995 and 1994, certain items as a percentage of net sales. The table and the discussion below should be read in conjunction with the consolidated financial statements and notes thereto that appear elsewhere in this report.

                                 Three Months Ended    Six Months Ended
                                    February 28,         February 28,
                                  1995       1994       1995       1994
                                 ------     ------     ------     ------
Net sales                        100.0 %    100.0 %    100.0 %    100.0 %
Cost of sales                     90.2       89.4       90.6       89.6
                                 ------     ------     ------     ------
  Gross profit                     9.8       10.6        9.4       10.4

Operating expenses:
 Selling, general and
 administrative                    3.6        4.1        3.3        4.0
 Research and development          0.2        0.3        0.3        0.3
                                 ------     ------     ------     ------
   Operating income                6.0        6.2        5.8        6.1
Interest expense, net              0.2        0.4        0.2        0.4
                                 ------     ------     ------     ------
   Income before income taxes      5.8        5.8        5.6        5.7
Income taxes                       2.0        2.0        1.9        2.0
                                 ------     ------     ------     ------
   Net income                      3.8 %      3.8 %      3.7 %      3.7 %
                                 ======     ======     ======     ======

      Net sales for the three months and six months ended February 28, 1995 were $471 million and $978 million, respectively, representing increases of 44% and 51% over the comparable periods last year. These increases in net sales are due primarily to increased orders from existing customers, the addition of new customers and growth in the Company's turnkey business. Approximately $21 million of the year-to-date revenue increase (and $.9 million of the increased income before income taxes) results from changes in foreign currency exchange rates. The overall increase in revenues reflects the continuing trend toward outsourcing within the electronics industry.

      The Company's two largest customers during the first half of fiscal 1995 were International Business Machines Corporation (IBM) and Apple Computer, Inc. (Apple). Net sales to IBM during this period accounted for 23% of consolidated net sales, compared to 31% in the first half of fiscal 1994. Sales to Apple were less than 10% of consolidated net sales in the first half of fiscal 1995, compared to 10% in the first half of fiscal 1994. While net sales to both customers increased in absolute amounts compared to the first half of fiscal 1994, the Company has focused its efforts on obtaining business from other customers, thereby reducing its dependency on these accounts. Net sales to the Company's top ten customers during the first half of fiscal 1995 accounted for 71% of consolidated net sales, compared to 74% in the first half of fiscal 1994.

      The Company is substantially dependent upon continued revenues from IBM, Apple and the rest of its top ten customers. Any material delay, cancellation or reduction of orders from these or other customers could have a materially adverse effect on the Company's results of operations. The Company has a manufacturing services agreement with IBM at its Bordeaux, France facility that expires in December 1995. While the Company expects to continue business with IBM after the agreement expires, there can be no guarantee that such business will be available at satisfactory terms to the Company.

     Net sales at the Company's foreign sites grew at faster rates over the last year than net sales at the Company's domestic sites. Foreign locations contributed 40% of consolidated net sales in the first half of fiscal 1995, compared to 32% in the first half of fiscal 1994. As a result of the Company's foreign sales and facilities, the Company's operations are subject to risks of doing business abroad, including fluctuations in the value of currency, changes to import and export regulations, possible restrictions on the transfer of funds, and in certain parts of the world, political instability. While to date these dynamics have not had a materially adverse impact on the Company's results of operations, there can be no assurance that there will not be such an impact in the future.

      The Company's operations in Milpitas, California contributed a substantial portion of the Company's net sales and operating income during the first half of fiscal 1995 and 1994. The performance of this operation is expected to continue as a significant factor in the overall financial results of the Company. Any material change to the customer base, product mix, efficiency or other attributes of this site could have a material effect on the Company's consolidated results of operations.

     Over the past few years the Company's revenues have grown substantially and have exceeded the Company's own targeted growth rate. The Company believes that its ability to continue to achieve rapid growth will depend upon growth in sales to existing customers for their current and future product generations, successful marketing to new customers and future geographic expansion. With the exception of a manufacturing services agreement with IBM at the Bordeaux, France site which expires in December 1995, the Company has no firm long-term volume commitments from its customers and over the last few years has experienced reduced lead-time in customer orders. Customer contracts can be canceled and volume levels can be changed or delayed. The timely replacement of delayed, canceled or reduced orders with new business cannot be assured. In addition, there can be no assurance that any of the Company's current customers will continue to utilize the Company's services. Because of these factors, there can be no assurance that the Company's historical revenue growth rate will continue.

      The Company currently serves the electronics industry, which is subject to rapid technological change, product obsolescence and price competition. These and other factors affecting the electronics industry, or any of the Company's major customers in particular, could have a materially adverse effect on the Company's results of operations.

      Gross margin for the second quarter of fiscal 1995 was 9.8%, compared to 10.6% for the second quarter of fiscal 1994. Year-to-date gross margin for the first six months of fiscal 1995 was 9.4%, compared to 10.4% for the comparable period last year. These declines in gross margin are due primarily to growth in the Company's turnkey business, manufacturing inefficiencies at the Charlotte, North Carolina and Dunfermline, Scotland locations, and under-utilization of the Bordeaux, France facility. The manufacturing inefficiencies are the result of new customer projects and the continuing ramp-up in complexity of business in Charlotte and Dunfermline. The Company has made progress at these sites and has improved the management and logistical infrastructure. The Bordeaux facility is expected to be under-utilized for at least the remainder of fiscal 1995. The declines in gross margin from the factors mentioned above were partially offset by improvements in product mix and better utilization at certain sites. Further increases in turnkey business, additional costs associated with new projects, and price erosion within the electronics industry could adversely affect the Company's gross margin. Additionally, changes in product mix could cause the Company's gross margin to fluctuate. While the availability of raw materials appears adequate to meet the Company's current revenue projections through the remainder of fiscal 1995, component availability to support revenue increases beyond the Company's current plans is limited. Furthermore, availability of customer-consigned parts and unforeseen shortages of components on the world market are beyond the Company's control and could adversely affect revenue levels and operating efficiencies.

      Selling, general and administrative (SG&A) expenses increased in absolute amounts during the second quarter and first half of fiscal 1995 relative to the comparable periods of fiscal 1994. The increases during these periods are due primarily to growth in personnel and related departmental expenses at all manufacturing locations to support the increased size and complexity of the Company's business. SG&A expenses as a percentage of net sales have decreased during the first half of fiscal 1995 compared to the comparable period of fiscal 1994 from increased leverage of fixed operating costs on a higher revenue base and continued management and limitation of overhead expenses. The Company anticipates SG&A expenses will increase in the future as the Company builds the infrastructure necessary to support its current and prospective business.

      Research and development (R&D) activities have been focused primarily on fine pitch interconnection technologies (which include ball-grid array, tape-automated bonding, multichip modules, chip-on-flex, and chip-on-board), high reliability environmental stress test technology, and no-clean soldering processes. R&D expenses did not change significantly in the second quarter or first half of fiscal 1995 compared to the same periods one year ago and are not expected to change significantly in the near future.

      The effective income tax rate throughout the first half of fiscal 1995 was approximately 34%, a slight decrease from the 34.7% effective tax rate for the first half of fiscal 1994. The decrease reflects primarily increased earnings from the Company's foreign operations which have lower statutory tax rates.

Liquidity and Capital Resources

      Working capital was $349 million as of February 28, 1995, an increase of $40 million from the end of fiscal 1994. This increase reflects primarily the growth in net sales during the first half of fiscal 1995 and the required investment in working capital by the Company to support this growth. The increase in working capital was financed by cash generated from operations during the first half of fiscal 1995. Cash provided by operating activities during the current period was impacted by an unusually high reduction in accounts payable from the timing of vendor payments. The Company anticipates that further increases in working capital will be required to support anticipated revenue growth.

      Cash used in investing activities was $14.0 million for the first half of fiscal 1995, essentially unchanged from the comparable period last year. During fiscal 1994, the Company purchased facilities, equipment and other assets in Dunfermline, Scotland and Everett, Washington for approximately $14.0 million, with no comparable purchase in the current year. Although not a certainty, future acquisitions of this nature or geographic expansion may be necessary to meet the future needs of the Company's customers. Capital expenditures during the first half of fiscal 1995 were $32.2 million and consisted primarily of surface mount assembly and test equipment at the Penang, Malaysia and Dunfermline, Scotland locations to meet current and expected production levels. For the remainder of fiscal 1995, capital expenditures at existing facilities, plus equipment and building costs for a new facility under construction at the Dunfermline, Scotland location, are expected to be in the range of $35 million to $50 million.

      Cash provided by financing activities increased during the first half of fiscal 1995 compared to the same period last year, due primarily to the Company's use of short-term bank overdraft borrowings during the current year at certain of its foreign locations. These credit facilities are utilized from time to time to provide flexibility in the Company's cash management.

     In addition to the Company's working capital as of February 28, 1995, which includes cash and cash equivalents of $62 million and short-term investments of $76 million, the Company also has available a $100 million unsecured domestic revolving credit facility, subject to financial covenants and restrictions, and $30 million in available foreign credit facilities. Beginning in September 1997, the Company will be required to pledge approximately $44 million of cash or marketable securities as collateral for its obligation under the terms of the Company's operating lease for the majority of its facilities in Milpitas, California.

                     SOLECTRON CORPORATION AND SUBSIDIARIES



Part II.       OTHER INFORMATION

     Item 1:   Legal Proceedings

          None

     Item 2:   Changes in Securities

          None

     Item 3:   Defaults upon Senior Securities

          None

     Item 4:   Submission of Matters to a Vote of Security Holders

     a) The Company held its Annual Meeting of Shareholders on Tuesday, January 17, 1995.

     b) At the meeting, the following proposals received the votes listed below:

          i)Election of Directors:

            Charles A. Dickinson            Votes For:  34,704,277
                                            Votes Withheld:  236,283

            Dr. Koichi Nishimura            Votes For:  34,732,505
                                            Votes Withheld:  208,055

            Dr. Winston H. Chen             Votes For:  34,729,059
                                            Votes Withheld:  211,501

            Richard A. D'Amore              Votes For:  34,731,827
                                            Votes Withheld:  208,733

            Dr. Kenneth E. Haughton         Votes For:  34,731,157
                                            Votes Withheld:  209,403

            Dr. Paul R. Low                 Votes For:  34,712,978
                                            Votes Withheld:  227,582

            W. Ferrell Sanders              Votes For:  34,731,608
                                            Votes Withheld:  208,952

            Osamu Yamada                    Votes For:  34,686,969
                                            Votes Withheld:  253,591

          ii)    Amendment to the Company's 1992    Votes For:  30,028,282
                 Stock Option Plan to increase the  Votes Against:  4,525,794
                 number of shares of Common Stock   Abstentions:  192,929
                 reserved for issuance thereunder   Broker Non-Votes:  193,555
                 by 2,000,000 shares to an
                 aggregate of 6,000,000 shares.

          iii)   Amendment to the Company's 1992    Votes For:  34,486,876
                 Stock Option Plan to limit the     Votes Against:  130,293
                 number of stock options that may   Abstentions:  129,836
                 be issued to an employee in any    Broker Non-Votes:  193,555
                 one fiscal year.

          iv)    Ratification of the appointment    Votes For:  34,841,394
                 of KPMG Peat Marwick LLP as        Votes Against:  50,702
                 independent accountants of the     Abstentions:  48,464
                 Company for the fiscal year
                 ending August 31, 1995.


     Item 5:   Other Information

          None

     Item 6:   Exhibits and Reports on Form 8-K

          (a)   Exhibits

               11.1 Statement re:  Computation of Net Income per Share

          (b)   Reports on Form 8-K

               None

                   SOLECTRON CORPORATION AND SUBSIDIARIES
          STATEMENT REGARDING COMPUTATION OF NET INCOME PER SHARE
                   (in thousands, except per share data)


                                        Three Months Ended  Six Months Ended
                                           February 28,        February 28,

                                          1995      1994      1995      1994
                                         ------    ------    ------    ------
Weighted average number of shares
of common stock and common stock
equivalents:

Primary:
  Common stock                           41,460    40,965    41,418    40,879
  Common stock equivalents -
         stock options                      758     1,351       819     1,287
                                         -------   -------   -------   -------
                                         42,218    42,316    42,237    42,166
Fully diluted:
     Common shares issuable upon
     assumed conversion of
     convertible zero-coupon
     subordinated notes                   9,549     9,560     9,549     9,562

     Incremental increase in common
     stock equivalents using end of
     period market price                      -       103         -       241
                                         -------   -------   -------   -------
                                         51,767    51,979    51,786    51,969
                                         =======   =======   =======   =======

Net income - primary                    $18,034   $12,375   $36,228   $24,265

     Interest accretion on convertible
     zero-coupon subordinated notes,
     net of taxes                         1,600     1,460     3,147     2,886
                                         -------   -------   -------   -------

Net income - fully diluted              $19,634   $13,835   $39,375   $27,151
                                         =======   =======   =======   =======
Net income per share - primary            $0.43     $0.29     $0.86     $0.58
                                         =======   =======   =======   =======
Net income per share - fully diluted      $0.38     $0.27     $0.76     $0.52
                                         =======   =======   =======   =======

                          SOLECTRON CORPORATION



                               SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                   SOLECTRON CORPORATION
                                   (Registrant)



Date: March 24, 1995               By:     /s/ Koichi Nishimura
                                           Dr. Koichi Nishimura
                                           President &
                                           Chief Executive Officer



Date: March 24, 1995               By:     /s/ Susan S. Wang
                                           Susan S. Wang
                                           Senior Vice President, Chief
                                           Financial Officer and Secretary
                                           (Principal Financial and
                                           Accounting Officer)