Form 10-Q
period 1995-05-26
SOLECTRON CORP
filed 1995-07-07
CIK 835541

21

                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549
                                 FORM 10-Q


X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MAY 26, 1995.

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


At May 26, 1995, 41,790,989 shares of Common Stock of the Registrant were outstanding.

                           SOLECTRON CORPORATION

                            INDEX TO FORM 10-Q


                      PART I.  FINANCIAL INFORMATION


Item 1.        Financial Statements

          Consolidated Balance Sheets
          at May 31, 1995 and August 31, 1994.........................    3
          Consolidated Statements of Income for the Three Months and
          Nine Months ended May 31, 1995 and 1994.....................    4
          Consolidated Statements of Cash Flows for the Nine Months
          ended May 31, 1995 and 1994       ..........................    5
          Notes to Interim Consolidated Financial Statements..........    6

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations  ........... 7 - 10


                        PART II.  OTHER INFORMATION


Item 1.        Legal Proceedings.......................................  11
Item 2.        Changes in Securities...................................  11
Item 3.        Defaults Upon Senior Securities.........................  11
Item 4.        Submission of Matters to a Vote of Security Holders.....  11
Item 5.        Other Information.......................................  11
Item 6.        Exhibits and Reports on Form 8-K...................  11 - 12
               Signatures..............................................  13


               SOLECTRON CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS
                           (In thousands)

                                               May 31,        August 31,
                                                1995             1994
                                               -------        ---------
                                             (Unaudited)
ASSETS
Current assets :
   Cash and cash equivalents              $     89,827     $     67,906
   Short-term investments                       66,959           94,070
   Accounts receivable, net                    237,753          188,794
   Inventories                                 259,039          232,389
   Prepaid expenses and other current assets    18,188           18,977
                                               -------          -------
   Total current assets                        671,766          602,136

Net property and equipment                     176,799          147,822
Other assets                                    15,997           16,437
                                               -------          -------
   Total assets                           $    864,562     $    766,395
                                               =======          =======

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Short-term debt                        $      1,693     $          -
   Current portion oflong-term debt
     and capital lease obligations                 538            3,149
   Accounts payable                            255,312          241,930
   Accrued employee compensation                31,195           21,598
   Accrued expenses                             15,589           16,257
   Other current liabilities                     7,973            9,999
                                               -------          -------
   Total current liabilities                   312,300          292,933

Long-term debt and capital lease obligations   147,683          140,709
Other long-term liabilities                      2,186            1,964
                                               -------          -------
   Total liabilities                           462,169          435,606

Shareholders' equity:
   Common stock                                212,627          206,257
   Retained earnings                           183,351          126,795
   Cumulative translation adjustment             6,397          (2,263)
   Unrealized gain on investments                   18                -
                                               -------          -------
   Total shareholders' equity                  402,393          330,789
                                               -------          -------
   Total liabilities and
   shareholders' equity                   $    864,562     $    766,395

See accompanying notes to interim consolidated financial statements

               SOLECTRON CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF INCOME
                (In thousands, except per share data)
                          (Unaudited)

                               Three Months Ended        Nine Months Ended
                                     May 31,                  May 31,
                              -------------------    ------------------------
                                 1995       1994         1995         1994
                                ------     ------       ------       ------
Net sales                     $ 516,892  $ 365,083   $ 1,494,836  $ 1,014,131
Cost of sales                   464,513    326,498     1,350,645      907,899
                                -------    -------     ---------    ---------
     Gross Profit                52,379     38,585       144,191      106,232

Operating expenses:
   Selling, general
   and administrative            19,245     13,878        51,582       39,940
   Research and development       1,217      1,010         3,552        3,160
                                -------    -------       -------      -------
    Operating income             31,917     23,697        89,057       63,132

Interest income                   1,524      1,500         4,739        4,677
Interest expense                 (2,641)    (2,683)       (8,106)      (8,108)
                                -------    -------       -------      -------
    Income before income taxes   30,800     22,514        85,690       59,701
Income taxes                     10,472      7,824        29,134       20,746
                                -------    -------       -------      -------
    Net income                $  20,328  $  14,690     $  56,556    $  38,955
                                =======    =======       =======      =======

Net income per share:
   Primary                    $    0.48  $    0.35     $    1.34    $    0.92
                                -------    -------       -------      -------
   Fully diluted              $    0.42  $    0.31     $    1.18    $    0.84
                                -------    -------       -------      -------
Weighted average number of shares:
   Primary                       42,489     42,380        42,305       42,228
   Fully diluted                 52,180     51,932        52,081       51,787

See accompaying notes to interim consolidated financial statements

                SOLECTRON CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                     ( In thousands, unaudited)

                                                      Nine Months
                                                      Ended May 31,
                                               ---------------------------
                                                   1995              1994
Cash flows from operating activities:
   Net income                              $     56,556       $     38,955
      Adjustments to reconcile net
       income to net cash provided
       by operating activities:
       Depreciation and amortization             43,510             33,664
       Interest accretion on zero-
       coupon subordinated notes                  7,171              6,736
       Additions to allowance for
       doubtful accounts                            561                894
       Other                                         19               (262)
       Changes in operating assets
       and liabilities:
         Accounts receivable                    (45,107)           (28,307)
         Inventories                            (22,370)           (30,118)
         Prepaid expenses and
         other current assets                     1,633             (2,011)
         Accounts payable                         6,070             34,746
         Accrued expenses and
         other current liabilities                5,023              3,884
                                                -------            -------
         Net cash provided by
         operating activities                    53,066             58,181
                                                -------            -------

Cash flows from investing activities:
   Purchases of short-term investments          (43,145)          (345,064)
   Sales and maturities of short-
   term investments                              70,537            335,039
   Purchase of facilities,
   equipment and other assets                      -               (14,383)
   Capital expenditures                         (67,411)           (43,829)
                                                -------            -------
        Net cash used in
        investing activities                    (40,019)           (68,237)
                                                -------            -------

Cash flows from financing activities:
   Proceeds from short-term debt                  1,693               -
   Repayments of long-term debt
   and capital lease obligations                 (2,805)            (5,100)
   Net proceeds from sale of common stock         6,370              4,860
                                                -------            -------
        Net cash provided by
        financing activities                      5,258               (240)
                                                -------            -------

Effect of exchange rate changes on
        cash and cash equivalents                 3,616               (158)
                                                -------            -------
Net decrease in cash and cash equivalents        21,921            (10,454)
Cash and cash equivalents at
        beginning of period                      67,906             35,232
                                                -------            -------
Cash and cash equivalents at end of period   $   89,827        $    24,778

SUPPLEMENTAL DISCLOSURES:
Cash paid during the period:
    Interest                                 $      422        $     1,016
    Income taxes                             $   30,260        $    17,810

 See accompanying notes to interim consolidated financial statements

                  SOLECTRON CORPORATION AND SUBSIDIARIES

            NOTES TO INTERIM CONSOLIDATED FINANCIAL  STATEMENTS

NOTE 1 - Basis of Presentation

      The accompanying consolidated balance sheets as of May 31, 1995 (unaudited) and August 31, 1994, the unaudited consolidated statements of income for the three-month and nine-month periods ended May 31, 1995 and 1994, and the unaudited consolidated statements of cash flows for the nine months ended May 31, 1995 and 1994 have been prepared on substantially the same basis as the annual consolidated financial statements. Management believes the financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The results of operations for the three-month and nine-month periods ended May 31, 1995 are not necessarily indicative of results to be expected for the entire year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended August 31, 1994 included in the Company's Annual Report to Shareholders.

      For clarity of presentation, the Company has indicated its third quarter as ending on May 31 and its fiscal year as ending on August 31, whereas in fact, the Company's fiscal periods end on the last Friday of the respective month.

NOTE 2 - Inventories

     Inventories consisted of (in thousands):

                        May 31,    August 31,
                         1995         1994
                        -------     -------

     Raw materials      185,002     164,817
     Work-in-process     74,037      67,572
                        -------     -------
                        259,039     232,389
                        =======     =======



NOTE 3 - Net Income per Share

      Primary net income per share is computed using the weighted average number of common and dilutive common stock equivalent shares outstanding. Fully diluted net income per share includes the dilutive effect from the assumed conversion of the Company's outstanding convertible zero-coupon subordinated notes.



                  SOLECTRON CORPORATION AND SUBSIDIARIES

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

      Operating results are affected by a number of factors, including the degree of turnkey manufacturing, the material content and volume of products built, manufacturing efficiencies, utilization of capacity, start-up costs associated with new customer projects and price competition. Over the past several years, the Company's strategy has been to increase the percentage of sales it derives from turnkey manufacturing, which currently represents a substantial portion of the Company's sales. Turnkey projects, in which the Company procures some or all of the components necessary for production, typically generate higher net sales and higher gross profits with lower gross margin percentages than consignment projects due to the inclusion in the Company's operating results of sales and costs associated with the purchase and sale of components. The increase in gross profit and the decrease in gross margin over the past several years has been due primarily to this shift toward turnkey manufacturing. More recently, the Company has assembled products with varying degrees of material content, which has caused the Company's gross margin to fluctuate. In addition, the degree of startup costs and inefficiencies associated with new customer projects has affected the Company's gross margin.

      The Company has manufacturing operations in six locations, three of which are overseas. Additionally, on May 29, 1995, the Company announced that it signed a memorandum of understanding with Hewlett-Packard GmbH
(HP), a subsidiary of Hewlett-Packard Company, to acquire HP's printed circuit assembly operation in Boeblingen, Germany. This transaction is expected to close in November, 1995. Completion of the transaction is subject to the negotiation and signing of definitive agreements, including an assembly purchase agreement with certain purchase commitments. There can be no assurance the transaction will close in a timely manner or at all. As the Company manages its existing operations and expands geographically, it may experience certain inefficiencies from the management of geographically dispersed operations. In addition, the
Company's results of operations will be adversely affected if these new facilities do not achieve revenue growth sufficient to offset increased expenditures associated with geographic expansion.

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

      The  Company  competes within the electronics manufacturing  services
(EMS) segment of the electronics industry. The EMS segment is currently growing at a faster rate than the overall electronics industry, but the EMS segment is also comprised of a large number of companies, several of which have achieved substantial market share. In addition to competing with other EMS companies, the Company also faces competition from current and prospective customers which evaluate Solectron's capabilities against the merits of manufacturing products internally. Certain of the Company's competitors have substantially greater geographic breadth. They also may have greater manufacturing, financial, research and development and marketing resources than the Company. The Company believes that the primary basis of competition in its targeted markets is manufacturing technology, quality, responsiveness, the provision of value-added services and price. To remain competitive, the Company must continue to provide technologically advanced manufacturing services, maintain quality levels, offer flexible delivery schedules, deliver finished products on a reliable basis and compete favorably on the basis of price. The Company currently may be at a competitive disadvantage as to price when compared to manufacturers with lower cost structures, particularly with respect to manufacturers with established facilities where labor costs are lower.

Results of Operations

      The following table sets forth, for the three months and nine months ended May 31, 1995 and 1994, certain items as a percentage of net sales. The table and the discussion below should be read in conjunction with the consolidated financial statements and notes thereto that appear elsewhere in this report.
                                    Three months ended      Nine Months Ended
                                         May 31,                 May 31,
                                    ------------------      -----------------
                                      1995     1994           1995     1994
                                     -----    -----          -----    -----
Net sales                            100.0 %  100.0 %        100.0 %  100.0 %
Cost of sales                         89.9     89.4           90.4     89.5
                                     -----    -----          -----    -----
  Gross profit                        10.1     10.6            9.6     10.5
Operating expenses:
 Selling, general and administrative   3.7      3.8            3.5      3.9
 Research and development               .2       .3             .1       .4
                                     -----    -----          -----    -----
  Operating income                     6.2      6.5            6.0      6.2
Interest expense, net                   .2       .3             .3       .3
                                     -----    -----          -----    -----
  Income before income taxes           6.0      6.2            5.7      5.9
Income taxes                           2.1      2.2            1.9      2.1
                                     -----    -----          -----    -----
  Net income                           3.9 %    4.0 %          3.8 %    3.8 %
                                     =====    =====          =====    =====

     Net sales for the three months and nine months ended May 31, 1995 were $517 million and $1.495 billion, respectively, representing increases of 42% and 47% over the comparable periods last fiscal year. These increases in net sales are due primarily to increased orders from existing customers, the addition of new customers and growth in the Company's turnkey business. The overall increase in net sales reflects the continuing trend toward outsourcing within the electronics industry.

      The Company's two largest customers during the first nine months of fiscal 1995 were International Business Machines Corporation (IBM) and Apple Computer, Inc. (Apple). Net sales to IBM during this period accounted for 22% of consolidated net sales, compared to 30% in the first nine months of fiscal 1994. Sales to Apple were less than 10% of consolidated net sales in the first nine months of fiscal 1995, compared to 11% for the comparable period of fiscal 1994. While net sales to both customers increased in absolute amounts during fiscal 1995 compared to fiscal 1994, the Company has focused its efforts on obtaining business from other customers, thereby reducing its dependency on these accounts. Net sales to the Company's top ten customers during the first nine months of fiscal 1995 accounted for 71% of consolidated net sales, compared to 75% for the comparable period of fiscal 1994.

      The Company is dependent upon continued revenues from IBM, Apple and the rest of its top ten customers. Any material delay, cancellation or reduction of orders from these or other customers could have a materially adverse effect on the Company's results of operations. The Company has a manufacturing services agreement with IBM at its Bordeaux, France facility that expires on December 31, 1995. While the Company expects to continue business with IBM after the agreement expires, there can be no guarantee that such business will be available at satisfactory terms to the Company.

     Net sales at the Company's foreign sites grew at faster rates over the last year than net sales at the Company's domestic sites. Foreign locations contributed 40% of consolidated net sales in the first nine months of fiscal 1995, compared to 32% for the comparable period of fiscal 1994. As a result of the Company's foreign sales and facilities, the Company's operations are subject to risks of doing business abroad, including fluctuations in the value of currency, changes to import and export regulations, possible restrictions on the transfer of funds, and in certain parts of the world, political instability. While to date these dynamics have not had a materially adverse impact on the Company's results of operations, there can be no assurance that there will not be such an impact in the future.

      The Company's operations in Milpitas, California contributed a substantial portion of the Company's net sales and operating income during the first three quarters of fiscal 1995 and 1994. The performance of this operation is expected to continue as a significant factor in the overall financial results of the Company. Any material change to the customer base, product mix, efficiency or other attributes of this site could have a material effect on the Company's consolidated results of operations.

       Over   the  past  few  years  the  Company's  revenues  have   grown
substantially and have exceeded the Company's own targeted growth rate. The Company believes that its ability to continue to achieve rapid growth will depend upon growth in sales to existing customers for their current and future product generations and successful marketing to new customers. While the Company expects a modest revenue contribution from its planned facility in Germany, management believes such expansion is not necessary to meet its targeted growth rates. With the exception of a manufacturing services agreement with IBM at the Bordeaux, France site which expires on December 31, 1995, the Company has no firm long-term volume commitments from its customers and over the last few years has experienced reduced lead-time in customer orders. Customer contracts can be canceled and volume
levels  can  be  changed or delayed.  The timely replacement   of  delayed,
canceled  or  reduced  orders  with new business  cannot  be  assured.   In
addition,  there  can  be no assurance that any of  the  Company's  current
customers  will  continue to utilize the Company's  services.   Because  of
these factors, there can be no assurance that the Company's historical revenue growth rate will continue.

      The Company currently serves the electronics industry, which is subject to rapid technological change, product obsolescence and price competition. These and other factors affecting the electronics industry, or any of the Company's major customers in particular, could have a materially adverse effect on the Company's results of operations.

      Gross margin for the third quarter of fiscal 1995 was 10.1%, compared to 10.6% for the third quarter of fiscal 1994. Gross margin for the first nine months of fiscal 1995 was 9.6%, compared to 10.5% for the comparable period last fiscal year. The decline in gross margin for both periods is the result of under-utilization of the Company's Bordeaux, France facility and manufacturing inefficiencies at the Dunfermline, Scotland location, partially offset by improved product mix. In addition, the year-to-date results were adversely affected by manufacturing inefficiencies at the Charlotte, North Carolina location. The manufacturing inefficiencies are the result of new customer projects and the continuing ramp-up in complexity of business in Charlotte and Dunfermline. The Company has made progress at these sites and has improved the management and logistical infrastructure. The Bordeaux facility is expected to be under-utilized for at least the remainder of calendar 1995. Increases in turnkey business, costs associated with new projects, and price erosion within the electronics industry could adversely affect the Company's gross margin. Additionally, changes in product mix could cause the Company's gross margin to fluctuate. While the availability of raw materials appears adequate to meet the Company's current revenue projections through the remainder of fiscal 1995, component availability to support revenue increases beyond the Company's current plans is limited. Furthermore, availability of customer-consigned parts and unforeseen shortages of components on the world market are beyond the Company's control and could adversely affect revenue levels and operating efficiencies.

      Selling, general and administrative (SG&A) expenses increased in absolute amounts during the third quarter and first nine months of fiscal 1995, relative to the comparable periods of fiscal 1994. The increases during these periods are due primarily to growth in personnel and related departmental expenses at all manufacturing locations to support the increased size and complexity of the Company's business. SG&A expenses as a percentage of net sales have decreased during the three-month and nine-month periods ended May 31, 1995, in relation to the comparable periods of fiscal 1994, from increased leverage of fixed operating costs on a higher revenue base and continued management of overhead expenses. The Company anticipates SG&A expenses will increase in absolute amounts in the future as the Company builds the infrastructure necessary to support its current and prospective business.

      Research and development (R&D) activities have been focused primarily on fine pitch interconnection technologies (which include ball-grid array, tape-automated bonding, multichip modules, chip-on-flex, and chip-on-board), high reliability environmental stress test technology, and no-clean soldering processes. R&D expenses have increased slightly during fiscal 1995 compared to fiscal 1994, but are not expected to change significantly in the near future.

     The effective income tax rate throughout fiscal 1995 was approximately 34%, a slight decrease from the 34.7% effective tax rate for the first nine months of fiscal 1994. The decrease reflects primarily increased earnings from the Company's foreign operations which have lower statutory tax rates than the domestic subsidiaries.

Liquidity and Capital Resources

      Working capital was $359 million as of May 31, 1995, an increase of $50 million from the end of fiscal 1994. This increase reflects primarily the growth in net sales during fiscal 1995 and the required investment in working capital to support this growth. The increase in working capital was financed by cash generated from operations. The Company anticipates that further increases in working capital will be required to support anticipated revenue growth.

      Net cash used in investing activities was $40 million for the first nine months of fiscal 1995, consisting of capital expenditures of $67 million for surface mount assembly and test equipment at the Penang, Milpitas and Dunfermline locations to meet current and expected production levels, offset by net sales of short-term investments of $27 million. For the remainder of fiscal 1995, capital expenditures at existing facilities, including the expansion of the Company's Charlotte and Dunfermline locations, are expected to be in the range of $30 million to $40 million. On May 29, 1995 the Company announced that it signed a memorandum of understanding to buy certain assets of Hewlett-Packard's printed circuit assembly operation located in Boeblingen, Germany. The purchase price for these assets is not expected to be significant. The Company currently anticipates that the purchase and start-up of this operation will be financed with existing cash and short-term investments.

     In addition to the Company's working capital as of May 31, 1995, which includes cash and cash equivalents of $90 million and short-term investments of $67 million, the Company also has available a $100 million unsecured domestic revolving credit facility, subject to financial covenants and restrictions, and $35 million in available foreign credit facilities. Subsequent to the close of the third quarter, approximately 55% of the Company's outstanding convertible zero-coupon subordinated debt was voluntarily converted to common stock. The result of this conversion is to decrease long-term debt by $78 million, decrease other assets by $2 million (unamortized issue costs), and increase common stock by $76 million. Beginning in September 1997, the Company will be required to pledge approximately $44 million of cash or marketable securities as collateral for its obligation under the terms of the Company's operating lease for certain of its facilities in Milpitas, California. The lease expires in September 1999.


                  SOLECTRON CORPORATION AND SUBSIDIARIES



Part II.       OTHER INFORMATION

     Item 1:   Legal Proceedings

          None

     Item 2:   Changes in Securities

          None

     Item 3:   Defaults upon Senior Securities

          None

     Item 4:   Submission of Matters to a Vote of Security Holders

          None

     Item 5:   Other Information

          None

     Item 6:   Exhibits and Reports on Form 8-K

          (a)   Exhibits

               11.1 Statement re:  Computation of Net Income per Share

          (b)   Reports on Form 8-K

               None


SOLECTRON CORPORATION AND SUBSIDIARIES
STATEMENT REGARDING COMPUTATION OF NET INCOME PER SHARE
(in thousands, except per share data)


                                         Three Months Ended  Nine Months Ended
                                                 May 31,            May 31,
                                         ------------------  -----------------
                                              1995    1994       1995    1994
                                            ------  ------     ------  ------
Weighted average number of shares of
common stock and common stock equivalents:

Primary:
   Common stock                             41,656  41,093     41,497  40,904
   Common stock equivalents - stock options    833   1,287        808   1,324
                                            ------  ------     ------  ------
                                            42,489  42,380     42,305  42,228
Fully diluted:
   Common shares issuable upon assumed
   conversion of convertible zero-coupon
   subordinated notes                        9,543   9,552      9,543   9,559

   Incremental increase in common stock
   equivalents using end of period
   market price                                148       0        233       0
                                            ------  ------     ------  ------
                                            52,180  51,932     52,081  51,787
                                            ======  ======     ======  ======

Net income - primary                       $20,328 $14,690    $56,556 $38,955

   Interest accretion on convertible
   zero-coupon subordinated notes,
   net of taxes                              1,602   1,479      4,749   4,365
                                            ------  ------     ------  ------

Net income - fully diluted                 $21,930 $16,169    $61,305 $43,320
                                            ======  ======     ======  ======

Net income per share - primary               $0.48   $0.35      $1.34   $0.92
                                            ======  ======     ======  ======
Net income per share - fully diluted         $0.42   $0.31      $1.18   $0.84
                                            ======  ======     ======  ======


                           SOLECTRON CORPORATION



                                SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                              SOLECTRON CORPORATION
                              (Registrant)



Date: June 16, 1995                By:       /s/ Koichi Nishimura
                                   Dr. Koichi Nishimura
                                   President &
                                   Chief Executive Officer



Date: June 16, 1995                          By:       /s/ Susan S. Wang
                                   Susan S. Wang
                                   Senior Vice President, Chief
                                   Financial Officer and Secretary
                                   (Principal Financial and
Accounting Officer)