Form 10-K
period 1995-08-31
SOLECTRON CORP
filed 1995-11-20
CIK 835541

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.
                          _____________________

                                FORM 10-K
                 ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934
             ______________________________________________
      Mark One
      [x] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]
      For the Fiscal Year Ended August 31, 1995, or

      [ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]
      For the Transition Period From                to        .
      Commission File Number 2-33228-40

                          SOLECTRON CORPORATION
         (Exact name of registrant as specified in its charter)

              California                         94-2447045
      State or other jurisdiction of          (I.R.S. Employer
      incorporation or organization         Identification Number)

             777 Gibraltar Drive, Milpitas, California 95035
          (Address of principal executive offices and Zip Code)
      Registrant's telephone number, including area code: (408) 957-8500

       Securities registered pursuant to Section 12(b) of the Act:
             Common Stock traded on New York Stock Exchange
     Liquid Yield Option TM Notes traded on New York Stock Exchange

    Securities registered pursuant to Section 12(g) of the Act: Common Stock

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s)), and (2) has been subject to such filing requirements for the past 90 days.
               YES ___X___                  NO __________

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

      The aggregate market value of the Registrant's Common Stock held by non-affiliates on October 31, 1995
      (based upon the last reported price of the Common Stock on the New York Stock Exchange on such date) was $__40.25__.

      As of October 31, 1995, there were _49,776,863_ shares of the Registrant's Common Stock outstanding.

                   DOCUMENTS INCORPORATED BY REFERENCE

      The Registrant's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on January 9, 1996, which the Company will file with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this report is incorporated by reference in Part III of this Form 10-K to the extent stated herein.

                          SOLECTRON CORPORATION
                      1995 FORM 10-K ANNUAL REPORT
                            TABLE OF CONTENTS


                                       Part I                            Page

                Item 1.        Business                                     3

                Item 2.        Properties                                  12

                Item 3.        Legal Proceedings                           12

                Item 4.        Submission of Matters to a Vote of
                               Security Holders                            12

                                       Part II

                Item 5.        Market for the Registrant's Common
                               Equity and Related Stockholder Matters      13

                Item 6.        Selected Financial Data                     13

                Item 7.        Management's Discussion and Analysis
                               of Financial Condition and Results of
                               Operations                                  13

                Item 8.        Financial Statements and
                               Supplementary Data                          18

                Item 9.        Changes in and Disagreements with
                               Accountants on Accounting and
                               Financial Disclosure                        31

                                Part III

                Item 10.       Directors and Executive Officers of
                               the Registrant                              31

                Item 11.       Executive Compensation                      35

                Item 12.       Security Ownership of Certain
                               Beneficial Owners and Management            35

                Item 13.       Certain Relationships and Related
                               Transactions                                35

                                     Part IV

                Item 14.       Exhibits, Financial Statement
                               Schedules and Reports on Form 8-K           35

                               Signatures                                  36






                                 Part I

      ITEM 1.   BUSINESS

            Solectron Corporation is an independent provider of customized manufacturing services to electronics original equipment manufacturers (OEMs). Solectron provides a wide variety of pre-manufacturing, manufacturing and post-manufacturing services. The Company's goal is to offer its customers competitive advantages such as access to advanced manufacturing technologies, shortened product time-to-market, reduced cost of production and more effective asset utilization that can be attained from outsourcing their manufacturing. The Company currently conducts operations in the Western and Eastern United States, Europe and Southeast Asia. The Company believes that the geographically diverse locations of its facilities enable it to build closer regional relationships with its customers and to better meet its customer's cost and local market content requirements.

            Solectron Corporation was incorporated in California in August 1977. Solectron's corporate headquarters are located at 777 Gibraltar Drive, Milpitas, California 95035. The Company's telephone number is (408) 957-8500. As used herein, "Solectron" and the "Company" refer to Solectron Corporation and its subsidiaries, unless the context otherwise requires.

      Industry Overview

            Solectron is benefiting from increased worldwide  market
      acceptance of the use of manufacturing specialists in the electronics industry. Many electronics OEMs have adopted and are becoming increasingly reliant upon manufacturing outsourcing strategies. The Company believes the trend towards outsourcing manufacturing will continue. OEMs utilize manufacturing specialists for many reasons including the following:

      Reduce Time to Market. Due to intense competitive pressures in the electronics industry, OEMs are faced with increasingly shorter product life-cycles and therefore have a growing need to reduce the time required to bring a product to market. OEMs can reduce their time to market by using a manufacturing specialist's manufacturing expertise and infrastructure.

      Reduce Capital Investment. As electronic products have become more technologically advanced, the manufacturing process has become increasingly automated, requiring a greater level of investment in capital equipment. Manufacturing specialists enable OEMs to gain access to advanced manufacturing facilities, thereby reducing the OEMs' overall capital equipment requirements.

      Focus Resources. Because the electronics industry is experiencing greater levels of competition and more rapid technological change, many OEMs increasingly are seeking to focus their resources on activities and technologies in which they add the greatest value. By offering comprehensive electronics assembly and related manufacturing services, manufacturing specialists allow OEMs to focus on their own core competencies such as product development and marketing.

      Access Leading Manufacturing Technology. Electronic products and electronics manufacturing technology have become increasingly sophisticated and complex, making it difficult for OEMs to maintain the necessary technological expertise to manufacture products internally. OEMs are motivated to work with a manufacturing specialist in order to gain access to the specialist's expertise in interconnect, test and process technologies.

      Improve Inventory Management and Purchasing Power. Electronics industry OEMs are faced with increasing difficulties in planning, procuring and managing their inventories efficiently due to frequent design changes, short product life-cycles, large investments in electronic components, component price fluctuations and the need to achieve economies of scale in materials procurement. OEMs can reduce production costs by using a manufacturing specialist's volume procurement capabilities. In addition, a manufacturing specialist's expertise in inventory management can provide better control over inventory levels and increase the OEM's return on assets.

      Access Worldwide Manufacturing Capabilities. OEMs are increasing their international activities in an effort to lower costs and access foreign markets. Manufacturing specialists with worldwide capabilities are able to offer such OEMs a variety of options on manufacturing locations to better address their objectives regarding cost, shipping location, frequency of interaction with manufacturing specialists and local content requirements of end-market countries.

      Strategy

      The Company's strategy emphasizes the following key elements:

      Quality. Solectron believes that product quality is a critical success factor in the electronics manufacturing market. The Company strives for continuous improvement of its processes and has adopted a number of quality improvement and measurement techniques to monitor its performance. The Company has received numerous superior service and quality awards, including the Malcolm Baldrige National Quality Award in October 1991, the State of California Governor's Golden State Award in September 1994, and numerous awards from its customers such as Apple Computer, Applied Materials, Exabyte, Hewlett-Packard Company, International Business Machines Corporation (IBM) and Sun Microsystems, Inc. Nearly all the Company's manufacturing facilities are certified under ISO-9002, an international quality standard for manufacturing and distribution management systems.

      Manufacturing Partnerships. An important element of Solectron's strategy is to establish partnerships with major and emerging OEM leaders in the electronics industry. Due to the costs inherent in supporting customer relationships, the Company focuses its efforts on customers with which the opportunity exists to develop long-term business partnerships. The Company's goal is to provide its customers with total manufacturing solutions for both new and more mature products, as well as across product generations. The Company's manufacturing services range from providing just-in-time delivery on low to medium volume turnkey and consignment projects and projects that require more value-added services, to servicing OEMs that require price-sensitive, high-volume production. In order for the Company to continue to develop long-term business partnerships with leading OEMs in the electronics industry, the Company will be required to continue to increase staffing and other expenses, as well as its expenditures on capital equipment and leasehold improvements. The Company's customers generally do not commit to firm production schedules for more than one quarter. Should the Company increase its expenditures in anticipation of a future level of sales which does not materialize, its profitability would be adversely affected. On occasion, customers may require rapid increases in production which can place an excessive burden on the Company's resources. In order to maintain its sales growth and profitability, the Company will be required to continue managing its assets efficiently.

      Turnkey Capabilities. Another element of Solectron's strategy is to provide a complete range of manufacturing management and value-added services, including materials management, board design, concurrent engineering, assembly of complex printed circuit boards and other electronic assemblies, test engineering, software manufacturing, accessory packaging and post-manufacturing services. The Company believes that as manufacturing technologies become more complex and as product life-cycles shorten, OEMs will increasingly contract for manufacturing on a turnkey basis as they seek to reduce their time to market and capital asset and inventory costs. A substantial portion of the Company's revenue is from its turnkey business. The Company believes that the ability to manage and support large turnkey projects is a critical success factor and a significant barrier to entry for the market it serves. In addition, the Company believes that due to the difficulty and long lead-time required to change manufacturers, turnkey projects generally increase an OEM's dependence on its manufacturing specialist, resulting in greater stability of the Company's customer base and in closer working relationships. The Company has been successful in establishing sole source positions with many of its customers for certain of their products.

      Advanced Manufacturing Process Technology. Solectron intends to continue to offer its customers the most advanced manufacturing process technologies, including surface mount technology (SMT) assembly and testing and emerging interconnect technologies. The Company has developed substantial SMT expertise including advanced, vision-based component placement equipment. The Company believes that the cost of SMT assembly facilities and the technical capability required to operate a high-yield SMT operation are significant competitive factors in the market for electronic assembly. The Company also has the capability to manufacture using tape-automated-bonding, chip-on-substrate, chip-on-flex, ball-grid arrays and other more advanced manufacturing processes. However, to date the Company has not utilized these manufacturing processes on a significant scale.

      Diverse Geographic Operations. An important element of Solectron's strategy is to establish production facilities in areas of high customer density or where manufacturing efficiencies can be achieved. The Company currently has operations in the Western and Eastern United States, Europe and Southeast Asia. The Company believes that its facilities in these diverse geographic locations enable Solectron to better address its customers' objectives regarding cost, shipping location, frequency of interaction with manufacturing specialists and local content requirements of end-market countries. See "International Manufacturing Capability" below. In addition, the Company also has a business development office in Tokyo, Japan. Solectron intends to continue to expand its operations as necessary to continue to serve its existing customers and to develop new business.

      International Manufacturing Capability

      Western United States. The Company's headquarters and largest manufacturing operations are located in Silicon Valley, principally at a single site in Milpitas, California. The Company believes that the location of these facilities in one of the largest concentrations of OEM electronics manufacturers permits it to more efficiently provide electronic assembly, manufacturing management and other services to such OEMs. In September 1993, the Company acquired operations in Everett, Washington. In addition to serving customers in that region, this facility specializes in low volume, high mix production.

      Eastern United States. The Company's Eastern United States operations are located in Charlotte, North Carolina and were acquired in September 1992 from IBM. This facility is staffed by personnel with extensive electronics manufacturing and product design experience. The Company believes that the Charlotte facility allows it to better pursue new business opportunities with new and existing customers with Eastern United States operations because of Charlotte's status as a transportation hub and its relative proximity to major Eastern United States electronics markets.

      Europe. The Company has three European sites. One site is located in Bordeaux, France and was also acquired in September 1992 from IBM. The Bordeaux facility is staffed largely by former IBM employees, many with extensive electronics manufacturing and product design experience. In connection with the acquisitions from IBM, IBM committed to purchase from the Bordeaux facility certain volumes of sub-assemblies for a period of three years ending in December 1995. While the Company expects to continue to do business with IBM after the agreement expires, there can be no guarantee that such business will be avaialable at satisfactory terms to the Company. However, Solectron believes that its Bordeaux facility will continue to allow it to better serve IBM and to develop new business with other customers having European operations.

           In September 1993, the Company also acquired operations in Dunfermline, Scotland. The facility was expanded in fiscal 1995 to accommodate increased customer demand. Solectron believes that this facility allows it to better serve the many electronics OEMs located in the United Kingdom and Ireland.

            In November 1995, the Company completed a transaction with Hewlett-Packard GmbH (HP), a subsidiary of Hewlett -Packard Company, to acquire the assets of HP's printed circuit board assembly operation in Boeblingen, Germany. This facility is expected to allow the Company to better serve the German market and Hewlett-Packard.

      Southeast Asia. The Company's Southeast Asia manufacturing operation is located in Penang, Malaysia and was opened in 1991. This facility was expanded in fiscal 1994 due to increased customer demand. The Penang operation was established to better serve the needs of OEMs requiring price-sensitive, high-volume production capabilities and to provide more efficient manufacturing services to customers located in Southeast Asia. The facility currently provides electronics assembly, materials management and other services to customers located in Malaysia, Singapore, Japan, the United States and other locations.

            The  Company  has  established operations  in  five  new
      locations since September 1992. As the Company manages the existing operations and expands geographically, it may experience certain inefficiencies from the management of geographically dispersed operations. In addition, the Company's results of operations will be adversely affected if these new facilities do not achieve revenue growth sufficient to offset increased expenditures associated with geographic expansion.

            In fiscal 1995, approximately 38% of the Company's sales
      were from operations outside of the United States. As a result of continued customer demand overseas, the Company expects foreign sales as a percentage of total sales to increase. As a result of its foreign sales and facilities, the Company's operations are subject to risks of doing business abroad, including fluctuations in the value of currency, export duties, import controls and trade barriers (including quotas), restrictions on the transfer of funds, employee turnover, work stoppages, longer payment cycles, greater difficulty in accounts receivable collection, burdens of complying with a wide variety of foreign laws and, in certain parts of the world, political instability. While to date these factors have not had an adverse impact on the Company's results of operations, there can be no assurance that there will not be such an impact in the future.

      Manufacturing

       Solectron's Approach

            To achieve excellence in manufacturing, the Company combines advanced manufacturing technology, such as computer-aided manufacturing and testing, with Japanese manufacturing techniques, including just-in-time manufacturing, total quality control, statistical process control and continuous flow manufacturing. Just-in-time manufacturing is a production technique which minimizes work-in-process inventory and manufacturing cycle time while enabling the Company to deliver products to customers in the quantities and time frame required. Total quality control is a management philosophy which seeks to impart high levels of quality in every operation of the Company and is accomplished by the setting of quality objectives for every operation, tracking performance against those objectives, identifying work flow and policy changes required to achieve higher quality levels and a commitment by executive management to support changes required to deliver higher quality. Statistical process control is a set of analytical and problem-solving techniques based on statistics and process capability measurements through which the Company can track process inputs and resulting quality and determine whether a process is operating within specified limits. The goal is to reduce variability in the process, as well as eliminate aberrations which contribute to quality below the acceptable range of each process performance standard. Continuous flow manufacturing is a manufacturing technique for making operators responsible for quality, thereby eliminating separate quality control staffs and minimizing the perpetuation of defects through large quantities of assembled units.

            In order to successfully implement these management techniques, Solectron has developed the ability to timely collect and utilize large amounts of data. The Company believes this ability is critical to a successful assembly operation and represents a significant competitive factor, especially in large turnkey projects. To manage this data, the Company uses sophisticated computer systems for material resource planning, shop floor control, work-in-process tracking, statistical process control and activity-based product costing.

            In implementing its manufacturing approach, the Company emphasizes timely delivery and accurate, up-to-date documentation for each product. The Company develops an appropriate production process and a complete set of manufacturing process instructions, inspection plans and a quality assurance plan. In the case of turnkey orders, the Company analyzes each customer's materials specifications to identify the suppliers from whom to purchase the materials. The Company then plans and executes purchase orders and receives, inspects and warehouses components, expedites critical components and delivers a complete set of components to the production floor for assembly in sufficient time to meet customer requirements.

             Responsiveness to customers, particularly as to engineering changes once manufacturing has commenced, is an important component of Solectron's manufacturing approach. Many products manufactured by the Company are in the early stages of their product life cycle and therefore may have many design or engineering changes. Upon receiving an engineering change notice, the Company identifies the impact of such changes on the production process, current inventory and open purchase orders. To support a continuous production flow while minimizing excess and obsolete inventory costs for the customer,  the  Company  restructures bills  of  material  and expedites orders for new components, as authorized. The Company also identifies and makes changes to its manufacturing instructions and test plans. In order to assure prompt customer response, the Company assigns each project a project manager, quality assurance engineer, product engineer, test engineer and customer service representative. Solectron maintains regular contact with its customers to assure adequate information exchange, document control and activities coordination necessary to support a high level of quality and on-time delivery.

       Electronic Assembly and Other Services

             Solectron's electronic assembly activities consist primarily of the placement and attachment of electronic and mechanical components on printed circuit boards and flexible cables. The Company also assembles higher-level sub-systems and systems incorporating printed circuit boards and complex electromechanical components, in some cases manufacturing and packaging products for shipment directly to the customer's distributors. In addition, Solectron provides other manufacturing services including refurbishment, disk duplication and packaging services and remanufacturing. Solectron manufactures on a turnkey basis with Solectron directly procuring some or all of the components necessary for production, and on a consignment basis, where the OEM customer supplies all components for assembly.

            In conjunction with its assembly activities, Solectron also provides computer-aided testing of printed circuit boards, sub-systems and systems, which contributes significantly to the Company's ability to deliver high quality products on a consistent basis. The Company has developed specific strategies and routines to test board and system level assemblies. In-circuit tests verify that all components have been properly inserted and that the electrical circuits are complete. Functional tests determine if the board or system assembly is performing to customer specifications. The Company either designs and procures test fixtures and develops its own test software or utilizes the customer's existing test fixtures and test software. In addition, the Company also provides environmental stress tests of the board or system assembly.

            Solectron provides turnkey manufacturing management to meet its customers' requirements, including procurement and materials management and consultation on board design and manufacturability. Individual customers may select various services from among the Company's full range of turnkey capabilities.

            Procurement and materials management consists of the planning, purchasing, expediting, warehousing, preparing and financing of the components and materials required to assemble a printed circuit board or electronic system. OEMs have increasingly utilized electronic manufacturing specialists to purchase all or some components directly from component manufacturers or distributors and to finance and warehouse the components.

            The Company also assists its customers in evaluating board designs for manufacturability. Solectron evaluates the board design for ease and quality of manufacture and, when appropriate, recommends design changes to reduce manufacturing costs or lead times or to increase the quality of finished assemblies. The Company also offers board design services for a fee. Board design services consist of the engineering and design associated with the arrangement and interconnection of specified components on printed circuit boards to achieve an OEM's desired level of functionality.

      Sales and Marketing

           Sales and marketing at Solectron is an integrated process involving direct salespeople and project managers, as well as the Company's senior executives. The Company's sales resources are directed at multiple management and staff levels within targeted accounts. The Company also uses independent sales representatives in certain geographic areas. The Company also receives unsolicited inquiries resulting from advertising and public relations activities, as well as referrals from current customers. These opportunities are evaluated against the Company's customer selection criteria and are assigned to direct salespeople or independent sales representatives, as appropriate. Historically, the Company has had substantial recurring sales from existing customers.

           Over 90% of the Company's net sales during fiscal 1995 were derived from customers which were also customers during fiscal 1994. Although Solectron seeks to diversify its customer base, a small number of customers currently are responsible for a significant portion of the Company's net sales. During fiscal 1995, 1994, and 1993, the Company's ten largest customers accounted for over 70%, 73%, and 75% of consolidated net sales respectively. However, with the exception of IBM Corporation, which represented 21%, 28% and 26% of net sales in fiscal 1995, 1994 and 1993, respectively, Apple Computer, Inc. which represented 12% of net sales in fiscal 1994, and Sun Microsystems, Inc. which represented 12% of net sales in fiscal 1993, no other individual customer accounted for more than 10% of the Company's net sales in any of these years.

       Backlog

            Backlog  consists of contracts or purchase  orders  with
      delivery dates scheduled within the next twelve months. At August 31, 1995, Solectron's backlog was approximately $520 million. The backlog was approximately $350 million at August 31, 1994. Because customers may cancel or reschedule deliveries, backlog is not a meaningful indicator of future financial results.

      Competition

            The  electronic assembly and manufacturing  industry  is
      comprised of a large number of companies, several of which have achieved substantial market share. The Company also faces competition from current and prospective customers which evaluate Solectron's capabilities against the merits of manufacturing products internally. Solectron competes with different companies depending on the type of service or geographic area. Certain of the Company's competitors have broader geographic breadth. They also may have greater manufacturing, financial, research and development and marketing resources than the Company. The Company believes that the primary basis of competition in its targeted markets is manufacturing technology, quality, responsiveness, the provision of value-added services and price. To remain competitive, the Company must continue to provide technologically advanced manufacturing services, maintain quality levels, offer flexible delivery schedules, deliver finished products on a reliable basis and compete favorably on the basis of price. The Company currently may be at a competitive disadvantage as to price when compared to manufacturers with lower cost structures, particularly with respect to manufacturers with established facilities where labor costs are lower.

      Employees

            As of August 31, 1995, the Company employed 11,049 persons, including 2,982 temporary employees. Of the Company's 11,049 persons employed, 4,579 were employed by the Company's foreign operations.

      Patents and Trademarks

            The Company obtained a limited number of U.S. patents in 1995 related to the process and equipment used in its surface mount technology. These patents are considered valuable to the Company.

             Although the Company does not believe that its manufacturing process infringes on the intelectual property rights of third parties, there can be no assurance that third parties will not assert infringement claims against the Company in the future. If such an assertion where to be made, it may become necessary or useful for the Company to enter into licensing arrangements or to resolve such an issue through litigation. However, there can be no asurance that such license rights would be available to the Company on commercially acceptable terms or that any such litigation could be resolved favorably. Additionally, such litigation could be lengthy and costly and could have a material adverse effect on the Company's financial condition regardless of the outcome of such litigation.

             The Company does not believe that trademark protection is an important competitive factor in its market.


      ITEM 2:   PROPERTIES

      The Company's domestic manufacturing facilities are located in California, North Carolina and Washington. In and around Milpitas, California, Solectron Corporation leases approximately 1,112,000 square feet of facilities under leases expiring through 2000. In Charlotte, North Carolina, the Company owns a single facility of approximately 175,000 square feet on 73 acres of land and occupies an additional facility of approximately 36,000 square feet under a short-term lease. In Everett, Washington, the Company leases approximately 70,000 square feet.

      In Europe, the Company owns approximately 319,000 square feet of facilities on 240 acres of land in Bordeaux, France. In Dunfermline, Scotland, the Company owns two facilities totaling approximately 213,000 square feet on approximately 15 acres of land. In connection with the November 1995 acquisition its site in Boeblingen, Germany, the Company now leases facilities in Boeblingen approximating 50,000 square feet.

      The Company's Asian manufacturing operation is located in Penang, Malaysia. The Company owns facilities of 196,000 square feet on 5 acres of land which are leased pursuant to a 60-year lease.

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


      ITEM 3:   LEGAL PROCEEDINGS

      Not applicable.


      ITEM 4:   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.


                                 PART II


      ITEM 5: MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

      Common Stock Information
      The following table sets forth the quarterly high and low per share sales prices of the Company's common stock for the two-year period ended August 31, 1995, as quoted on the New York Stock Exchange.

      Per share trading price range:

          First Quarter    Second Quarter    Third Quarter    Fourth Quarter

           1995   1994       1995    1994     1995    1994      1995   1994
    High  31 3/8  28 5/8    27 1/4  33 1/4   31      32 1/2    38 5/8  31 1/4
    Low   24 3/4  20 3/4    22 1/2  26 1/8   22 7/8  25 3/4    30 1/8  23 3/4


      ITEM 6:   SELECTED FINANCIAL DATA

      Five year selected financial highlights
      (in thousands except per share data)

  For the years ended 8/31,      1995       1994      1993     1992     1991

  Consolidated Statement of Income Data:

  Net Sales                  $2,065,559 $1,456,779 $836,326 $406,883 $265,363
  Operating income              123,434     88,350   53,140   27,153   17,903
  Income before income taxes    120,494     84,159   48,613   24,144   16,442
  Net income                     79,526     55,545   30,600   14,488    9,229
  Fully diluted net
    income per share              $1.62      $1.18    $0.75    $0.44    $0.35


  Consolidated Balance Sheet Data:

  Working capital              $355,603  $309,203  $265,025  $199,254 $35,313
  Total Assets                  940,855   766,395   603,285   308,737 135,117
  Long-term debt and capital     30,043   140,709   137,011   130,933  12,479
   lease obligations
  Shareholder's equity          538,141   330,789   260,980   104,245  47,146




      ITEM 7:   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
      CONDITION AND RESULTS OF OPERATIONS

      General
      Solectron's net sales are derived from sales to electronics original equipment manufacturers. The majority of the Company's customers compete in the telecommunications, computer peripherals, workstation, and personal computer segments of the electronics industry. The Company uses advanced manufacturing technologies in assembly and manufacturing management of complex printed circuit boards and electronics systems.
           Operating results are affected by a number of factors, including the degree of turnkey manufacturing, the material content and volume of products built, manufacturing efficiencies, utilization of capacity, start-up costs associated with new customer projects, and price competition. Over the past several years, the Company's strategy has been to increase the percentage of sales it derives from turnkey manufacturing, which currently represents a substantial portion of the Company's sales. Turnkey projects, in which the Company procures some or all of the components necessary for production, typically generate higher net sales and higher gross profits with lower gross margins than consignment projects due to the inclusion in the Company's operating results of sales and costs associated with the purchase and sale of components. The increase in gross profit and the decrease in gross margin over the past several years has been due primarily to this shift toward turnkey manufacturing. More recently, the Company has assembled products with varying degrees of material content, which has caused the Company's gross margin to fluctuate. In addition, the degree of startup costs and inefficiencies associated with new customer projects has affected the Company's gross margin.
           The Company has manufacturing operations in six locations: three in the U.S., two in Europe, and one in Malaysia. Additionally, on August 17, 1995, the Company executed definitive agreements with Hewlett-Packard GmbH (HP), a subsidiary of Hewlett-Packard Company, to acquire HP's printed circuit board assembly operation in Boeblingen, Germany. This transaction is expected to close in November
      1995. As the Company manages its existing operations and expands geographically, it may experience certain inefficiencies from the management of geographically dispersed operations.
           Around the world, the Company is subject to a variety of environmental regulations relating to the use, storage, discharge, and disposal of hazardous chemicals used during its manufacturing process. Any failure by the Company to comply with present and future regulations could subject it to future liabilities or the suspension of production. In addition, such regulations could restrict the Company's ability to expand its facilities or could require the Company to make significant expenditures to comply with environmental regulations.
           The Company competes within the electronics manufacturing services (EMS) segment of the electronics industry. The EMS segment is currently growing at a faster rate than the overall electronics industry, but the EMS segment is also comprised of a large number of companies, some of which have achieved substantial market share. In addition to competing with other EMS companies, the Company also faces competition from current and prospective customers that evaluate Solectron's capabilities against the merits of manufacturing products internally. The Company believes that the primary basis of competition in its targeted markets is manufacturing technology, quality, responsiveness, the provision of value-added services, and price.

      Results of Operations
      The following table sets forth the percentage of net sales of certain items in the Consolidated Statements of Income. The financial information and the discussion below should be read in conjunction with the Consolidated Financial Statements and Notes thereto.

          Years ended August 31,     1995      1994      1993
          Net sales                 100.0%    100.0%    100.0%
          Cost of sales              90.2      90.0      88.2

          Gross profit                9.8      10.0      11.8
          Operating expenses:
            Selling, general and
              administrative          3.6       3.6       5.0
          Research and development    0.2       0.3       0.4

          Operating income            6.0       6.1       6.4
          Net interest expense        0.1       0.3       0.6

          Income before income taxes  5.9       5.8       5.8
          Income taxes                2.0       2.0       2.1

          Net income                  3.9%      3.8%      3.7%


      Net Sales
      During the past few years, the Company's net sales have increased significantly due primarily to an increasing trend toward outsourcing within the electronics industry. In fiscal 1995, net sales grew to $2.1 billion, an increase of $609 million, or 42%, over the previous year. Net sales in fiscal 1994 were $1.5 billion, an increase of $620 million, or 74%, over fiscal 1993. The increase in fiscal 1995 was due to increased orders from existing customers, the addition of new customers, and growth in the Company's turnkey business. The increase in fiscal 1994 was due to increased orders from existing customers, conversion of certain customers to turnkey arrangements, and the acquisition in September 1993 of manufacturing sites in Scotland and Washington.
           The Company's two largest customers during fiscal 1995 and 1994 were International Business Machines Corporation
      (IBM) and Apple Computer, Inc. (Apple). Net sales to IBM in fiscal 1995 and 1994 were 21% and 28% of consolidated net sales, respectively. Net sales to Apple in fiscal 1995 and 1994 were less than 10% and 12% of consolidated net sales, respectively. While net sales to these customers increased in absolute amounts during fiscal 1995 compared to fiscal 1994, the Company has obtained significant new business from other customers, thereby reducing its dependency on these accounts. Net sales to the Company's top ten customers accounted for 70% of consolidated net sales during both fiscal 1995 and fiscal
      1994. The Company is dependent upon continued revenues from IBM, Apple, and the rest of its top ten customers. Any material change in orders from these or other customers could have a material effect on the Company's results of operations.
           Net sales at the Company's foreign sites grew at a faster rate over the last year than net sales at the Company's domestic sites. Foreign locations contributed 38% of consolidated net sales in fiscal 1995, compared to 35% for fiscal 1994. As a result of the Company's foreign sales and facilities, the Company's operations are subject to risks of doing business abroad, including fluctuations in the value of currency, changes to import and export regulations, possible restrictions on the transfer of funds, and in certain parts of the world, political instability. While to date these dynamics have not had a materially adverse impact on the Company's results of operations, there can be no assurance that there will not be such an impact in the future.
           The Company's operation in California contributed a substantial portion of the Company's net sales and operating income during fiscal 1995 and 1994. The performance of this operation is expected to continue as a significant factor in the overall financial results of the Company. Any material change to the customer base, product mix, efficiency, or other attributes of this site could have a material effect on the Company's consolidated results of operations.
           Over the past few years, the Company's revenues have grown substantially. The Company believes that its ability to continue to achieve rapid growth will depend primarily on growth in sales to existing customers for their current and future product generations and successful marketing to new customers. The Company has no firm long-term volume commitments from its customers and over the last few years has experienced reduced lead-time in customer orders. Customer contracts can be canceled and volume levels can be changed or delayed. The timely replacement of delayed, canceled, or reduced orders with new business cannot be assured. The Company has a manufacturing services agreement with IBM at the France facility that expires on December 31, 1995. While the Company expects to continue business with IBM after the agreement expires, there can be no guarantee that such business will be available at satisfactory terms to the Company. Because of these factors, there can be no assurance that the Company's historical revenue growth rate will continue.
           The Company currently serves the electronics industry, which is subject to rapid technological change, product obsolescence, and price competition. These and other factors affecting the electronics industry, or any of the Company's major customers in particular, could have a materially adverse effect on the Company's results of operations.
      Gross Profit Gross profit increased by $55.5 million, or 38%, in fiscal 1995 compared to fiscal 1994 and $47.5 million, or 48%, during fiscal 1994 compared to fiscal 1993. Gross margin decreased to 9.8% in fiscal 1995, from 10.0% in fiscal 1994 and 11.8% in fiscal 1993. The slight decrease in gross margin in fiscal 1995 compared to fiscal 1994 resulted primarily from underutilization of the facility in France, manufacturing inefficiencies at the Scotland and North Carolina sites from new project start-up costs, and growth in turnkey business at the Scotland site. Offsetting these factors were improved efficiencies at the Company's operation in California and improvements in product mix. In fiscal 1994, the Company's gross margin was lower than fiscal 1993 due to an increase in turnkey business and larger concentrations of high volume, low margin business.
           In the future, the Company's gross margin is expected to depend primarily on product mix, the level of inefficiencies associated with new customer projects, and pricing within the electronics industry.
           While the availability of raw materials appears adequate to meet the Company's current revenue projections, component availability to support revenue increases beyond the Company's current plans is limited. Furthermore, availability of customer-consigned parts and unforeseen shortages of components on the world market are beyond the Company's control and could adversely affect revenue levels and operating efficiencies.

      Selling, General and Administrative Expenses
      Selling, general and administrative (SG&A) expenses increased to $73.6 million in fiscal 1995, compared to $53.8 million in fiscal 1994 and $42.0 million in fiscal 1993. However, SG&A expenses as a percentage of net sales decreased to 3.6% in fiscal 1995 and 1994 from 5.0% in fiscal 1993, as the Company leveraged its fixed operating expenses. The increases in SG&A expenses during these periods were due primarily to growth in personnel and related departmental expenses at all manufacturing locations and investments in information systems. These expenditures are designed to support the increased size and complexity of the Company's business. In fiscal 1994, the increase in SG&A expenses was also due to the acquisitions of the Scotland and Washington sites in September 1993. The Company anticipates SG&A expenses will increase in absolute amounts in the future as the Company builds the infrastructure necessary to support its current and prospective business.

      Research and Development Expenses
      The primary focus of the Company's recent research and development efforts has been on developing high density interconnecting technologies and deploying processes into manufacturing. Technologies include ball-grid array (plastic, ceramic, and tape platforms), chip-on-substrate by wire bonding, tape-automated bonding, flip-chip, VOC-free, no-clean manufacturing, no-lead soldering, and fluxless soldering. Research and development expenses increased to $4.8 million in fiscal 1995 from $4.2 million in fiscal 1994 and $3.8 million in fiscal 1993.

      Net Interest Expense
      Net interest expense was $2.9 million in fiscal 1995, compared to $4.2 million in fiscal 1994 and $4.5 million in fiscal 1993. The decrease in fiscal 1995 compared to fiscal 1994 was due primarily to the voluntary conversion of nearly 80% of the Company's outstanding zero-coupon subordinated notes during the fourth quarter of fiscal 1995.

      Income Taxes
      Income taxes increased to $41.0 million in fiscal 1995 from $28.6 million in fiscal 1994 and $18.0 million in fiscal 1993, due primarily to increased income before income taxes. The Company's effective income tax rate decreased from 37% in fiscal 1993 to 34% in fiscal 1994 and remained at 34% in fiscal 1995. The principal reasons for a lower effective income tax rate in fiscal 1995 and 1994 compared to fiscal
      1993 were an increase in profits from foreign operations which are taxed at lower rates than in the United States and the impact of certain tax advantaged short-term investments in the United States. The Company has a tax holiday in Malaysia that expires in January 1997, subject to certain extensions.
      If the tax holiday is not extended, the Company's effective income tax rate may increase.

      Liquidity and Capital Resources
      Working capital was $355.6 million at the end of fiscal 1995, an increase of $46.4 million from the end of fiscal 1994. This increase reflects primarily the growth in net sales during fiscal 1995 and the required investment in working capital to support this growth. The increase in working capital was financed primarily by cash generated from operations. The Company anticipates that further increases in working capital will be required to support anticipated revenue growth.

           During fiscal 1995 the Company invested $113.6 million in new capital assets, primarily surface mount assembly and test equipment to meet current and expected production levels. To support growth and to replace aging equipment, the Company expects capital expenditures in fiscal 1996 to be in the range of $75 million to $120 million. Beginning in September 1997, the Company will be required to pledge approximately $44 million of cash or marketable securities as collateral for its obligation under the terms of the Company's operating lease for certain of its facilities in California. The lease expires in September 1999.
           In addition to the Company's working capital as of August 31, 1995, which includes cash and cash equivalents of $90.0 million and short-term investments of $58.6 million, the Company also has available a $100 million unsecured domestic revolving credit facility, subject to financial covenants and restrictions, and $33 million in available foreign credit facilities. During the fourth quarter of fiscal 1995, nearly
      80% of the Company's outstanding zero-coupon subordinated notes were voluntarily converted to common stock. The result of these conversions was to decrease long-term debt by $113.9 million, decrease other assets by $3.0 million (unamortized debt issuance costs), and increase common stock by $110.9 million.


      ITEM 8:   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
      The information required by item 8 of form 10-K is presented here in the following order:

      Unaudited Quarterly Financial Information

      Consolidated Balance Sheets
      Consolidated Statements of Income
      Consolidated Statements of Shareholders' Equity
      Consolidated Statements of Cash Flows
      Notes to Consolidated Financial Statements

      Independent Auditors' Report



      Unaudited Quarterly Financial Information

      For each fiscal quarter during the two fiscal years ended
      August 31,
                              (in thousands, except per share data)
                     First Quarter Second Quarter Third Quarter Fourth Quarter 1995
      Net sales          $506,678      $471,266      $516,892       $570,723
      Gross profit       $ 45,443      $ 46,369      $ 52,379       $ 57,639
      Gross margin           9.0%          9.8%         10.1%          10.1%
      Operating income   $ 28,721      $ 28,419      $ 31,917       $ 34,377
      Operating margin       5.7%          6.0%          6.2%           6.0%
      Net income         $ 18,194      $ 18,034      $ 20,328       $ 22,970
      Primary net
       income per share  $   0.43      $   0.43      $   0.48       $   0.48
      Fully diluted net
       income per share  $   0.38      $   0.38      $   0.42       $   0.45

      1994
      Net sales          $321,840      $327,208      $365,083       $442,648
      Gross profit       $ 32,879      $ 34,768      $ 38,585       $ 40,096
      Gross margin          10.2%         10.6%         10.6%           9.1%
      Operating income   $ 19,168      $ 20,267      $ 23,697       $ 25,218
      Operating margin       6.0%          6.2%          6.5%           5.7%
      Net income         $ 11,890      $ 12,375      $ 14,690       $ 16,590
      Primary net
       income per share  $   0.28      $   0.29      $   0.35       $   0.39
      Fully diluted net
       income per share  $   0.26      $   0.27      $   0.31       $   0.35



      Consolidated Balance Sheets

      As of August 31, (in thousands)                     1995         1994

      Assets
      Current assets:
        Cash and cash equivalents                       $ 89,959     $ 67,906
        Short-term investments                            58,643       94,070
        Accounts receivable, less allowances
          of $3,501 and $2,459, respectively             254,898      188,794
        Inventories                                      298,809      232,389
        Prepaid expenses and other current assets         24,049       18,977
      Total current assets                               726,358      602,136

      Net property and equipment                         203,609      147,822
      Other assets                                        10,888       16,437
      Total assets                                      $940,855     $766,395

      Liabilities and Shareholders' Equity
      Current liabilities:
        Current portion of long-term debt and
          capital lease obligations                     $  4,796     $  3,149
        Accounts payable                                 310,680      241,930
        Accrued employee compensation                     28,705       21,598
        Accrued expenses                                  15,264       16,257
        Other current liabilities                         11,310        9,999
      Total current liabilities                          370,755      292,933

      Long-term debt and capital lease obligations        30,043      140,709
      Other long-term liabilities                          1,916        1,964
      Total liabilities                                  402,714      435,606

      Shareholders' equity:
        Preferred stock, no par value; 1,200
          shares authorized; no shares issued               ---           ---
        Common stock, no par value; 80,000 shares
          authorized; 49,584 and 41,302 shares
          issued and outstanding, respectively           329,265      206,257
        Retained earnings                                206,321      126,795
        Cumulative translation adjustment and other        2,555       (2,263)
      Total shareholders' equity                         538,141      330,789

      Commitments

      Total liabilities and shareholders' equity        $940,855     $766,395

      See accompanying notes to consolidated financial statements.



    Consolidated Statements of Income

    (in thousands, except per share data)
    Years ended August 31,                     1995        1994       1993
    Net sales                              $2,065,559  $1,456,779   $836,326
    Cost of sales                           1,863,729   1,310,451    737,458

    Gross profit                              201,830     146,328     98,868
    Operating expenses:
      Selling, general and administrative      73,554      53,816     41,965
      Research and development                  4,842       4,162      3,763
    Operating income                          123,434      88,350     53,140

    Interest income                             6,611       6,484      6,051
    Interest expense                           (9,551)    (10,675)   (10,578)
    Income before income taxes                120,494      84,159     48,613

    Income taxes                               40,968      28,614     18,013
    Net income                               $ 79,526    $ 55,545   $ 30,600

    Net income per share:
      Primary                                  $ 1.82      $ 1.32     $ 0.80
      Fully diluted                            $ 1.62      $ 1.18     $ 0.75
    Weighted average number of shares:
      Primary                                  43,773      42,205     38,132
      Fully diluted                            52,582      52,033     47,816

    See accompanying notes to consolidated financial statements.




  Consolidated Statements of Shareholders Equity

                                                     Cumulative
                           Common  Common            Translation      Total
                            Stock  Stock   Retained  Adjustment   Shareholders'
  (In thousands)           Shares  Amount  Earnings   and Other      Equity

Balances as of 8/31, 1992    32,988 $63,595   $40,650    $  ---      $104,245
Proceeds from public
  offering, net               6,644 127,566     ---         ---       127,566
Options exercised               881   2,028     ---         ---         2,028
Stock issued under employee
  purchase plan                 123   1,740     ---         ---         1,740
Tax benefit associated with
  exercise of stock options     ---   2,810     ---         ---         2,810
Net income                      ---    ---     30,600       ---        30,600
Cumulative translation
  adjustment and other          ---    ---      ---       (8,009)      (8,009)

Balances as of 8/31, 1993    40,636 197,739    71,250     (8,009)     260,980
Options exercised               527   3,601     ---         ---         3,601
Stock issued under employee
  purchase plan                 126   2,697     ---         ---         2,697
Conversion of long-term debt     13     174     ---         ---           174
Tax benefit associated with
  exercise of stock options     ---   2,046     ---         ---          2,046
Net income                      ---    ---     55,545       ---         55,545
Cumulative translation
  adjustment and other          ---    ---      ---        5,746         5,746

Balances as of 8/31, 1994     41,302 206,257  126,795     (2,263)      330,789
Options exercised                573   7,858    ---          ---         7,858
Stock issued under employee
  purchase plan                  131   2,901    ---          ---         2,901
Conversion of long-term debt   7,578 110,915    ---          ---       110,915
Tax benefit associated with
  exercise of stock options      ---   1,334    ---          ---         1,334
Net income                       ---    ---    79,526        ---        79,526
Cumulative translation
  adjustment and other           ---    ---     ---         4,818        4,818

Balances as of 8/31, 1995     49,584 $329,265 $206,321    $ 2,555     $538,141

  See accompanying notes to consolidated financial statements.




   Consolidated Statements of Cash Flows

   Years ended August 31, (in thousands)             1995     1994      1993

 Cash flows from operating activities:
   Net income                                     $ 79,526  $ 55,545  $ 30,600
   Adjustments to reconcile net income
    to net cash provided by operating activities:
     Depreciation and amortization                  61,416    45,708    26,381
     Interest accretion on zero-coupon
      subordinated note                              8,240     8,894     8,235
     Other                                           3,763     2,349     1,745
     Changes in operating assets and liabilities:
       Accounts receivable                         (64,906)  (51,870)  (82,192)
       Inventories                                 (63,654)  (66,221)  (97,383)
       Prepaid expenses and other current assets    (4,566)   (6,470)   (5,243)
       Accounts payable                             63,681    65,283   116,778
       Accrued expenses and other
        current liabilities                          3,223    12,689    21,625
  Net cash provided by operating activities         86,723    65,907    20,546

  Cash flows from investing activities:
    Purchases of short-term investments           (183,299) (338,192) (391,824)
    Sales and maturities of short-term
     investments                                   218,805   380,335   319,574
    Purchases of facilities, equipment,
     and other assets                                ---     (14,383)  (55,215)
    Capital expenditures                          (113,613)  (58,959)  (68,286)
    Other                                             (426)   (1,998)     (950)
  Net cash used in investing activities            (78,533)  (33,197) (196,701)

  Cash flows from financing activities:
    Proceeds from bank lines of credit               4,366     ---       ---
    Repayments of long-term debt and
     capital lease obligations                      (3,484)   (8,864)   (7,245)
    Net proceeds from sale of common stock          10,759     6,298   131,334
  Net cash provided by (used in) financing
   activities                                       11,641    (2,566)  124,089

  Effect of exchange rate changes on
   cash and cash equivalents                         2,222     2,530    (1,208)

  Net increase (decrease) in cash and
   cash equivalents                                 22,053    32,674   (53,274)
  Cash and cash equivalents at beginning of year    67,906    35,232    88,506
  Cash and cash equivalents at end of year        $ 89,959  $ 67,906  $ 35,232

  Supplemental Disclosures
   Cash paid:
    Interest                                        $  482  $  1,242  $  2,436
    Income taxes                                    44,429    25,551    10,552
   Non-cash investing and financing activities:
    Issuance of common stock upon conversion
     of long-term debt                             110,915       174     ---
    Tax benefit associated with exercise of
     stock options                                   1,334     2,046     2,810
    New equipment acquired under long-term debt      ---       ---       1,800
    Debt incurred to purchase facilities,
     equipment, and other assets                     ---       ---       3,640

 See accompanying notes to consolidated financial statements.





      Notes to Consolidated Financial Statements


      Note 1    Summary of Significant Accounting Policies
      (a) Description of Operations and Principles of Consolidation Solectron Corporation (the Company) is an independent provider of customized manufacturing services to original equipment manufacturers in the electronics industry and operates in this one industry segment. The Company's primary services include materials procurement, materials management, and the manufacture and testing of printed circuit board assemblies. Other manufacturing services include systems assembly, flexible cable assembly, disk duplication, and packaging. In addition, the Company provides pre-manufacturing services, such as consultation on product design and manufacturability, and post-manufacturing services, including fulfillment, repair and refurbishment, upgrades, and end-of-product-life manufacturing. The Company's services include turnkey services, where the Company procures certain or all of the materials required for product assembly, and consignment services, where the customer supplies the materials necessary for product assembly. Turnkey services include material procurement and warehousing in addition to manufacturing, and involve greater resource investment than consignment services. The Company has manufacturing operations located in the United States, Europe, and Asia.
           The accompanying consolidated financial statements
      include the accounts of the Company and its subsidiaries after elimination of intercompany accounts and transactions.
      (b)  Cash Equivalents and Short-Term Investments
      Cash equivalents are highly liquid investments purchased with an original maturity of less than three months.
           The Company adopted Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities," effective September 1, 1994. Under the provisions of SFAS No. 115, the Company has classified its investments in debt securities as "available-for-sale." Such investments are recorded at fair value, as determined from quoted market prices, and the cost of securities sold is determined based on the specific identification method. Unrealized gains and losses are included in shareholders' equity. Adoption of SFAS No. 115 did not have a material effect on the Company's consolidated financial position. See Note 2.
      (c)  Inventories
      Inventories are stated at the lower of weighted average cost or market. See Note 3.
      (d)  Property and Equipment
      Property and equipment are recorded at cost. Depreciation and amortization are computed based on the shorter of the estimated useful lives or the lease terms of the respective assets, using the straight-line method. Estimated useful lives are presented below. See Note 4.
           Machinery and equipment  2 - 5 years
           Equipment recorded under capital lease  3 - 5 years
           Furniture and fixtures   3 - 5 years
           Leasehold improvements   Lease term
           Buildings 6 - 50 years
           The Financial Accounting Standards Board recently issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This statement requires long-lived assets to be evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company will adopt SFAS No. 121 on September 1, 1996 and does not expect its provisions to have a material effect on the Company's consolidated results of operations in the year of adoption.
      (e)  Other Assets
      Other assets include debt issuance costs associated with the outstanding zero-coupon subordinated notes described in Note 6 and goodwill related to the purchase of facilities and equipment described in Note 13. Debt issuance costs are amortized using the effective interest rate method over the debt term (20 years). Goodwill is amortized using the straight-line method over ten years.
      (f)  Income Taxes
      As described in Note 9, the Company adopted SFAS No. 109, "Accounting for Income Taxes," effective September 1, 1993.
      The adoption of SFAS No. 109 did not have a material effect on the Company's consolidated results of operations.
      (g)  Net Income Per Share
      Primary net income per share is computed using the weighted average number of common shares and dilutive common equivalent shares outstanding during the related period. Common equivalent shares consist of stock options which are computed using the treasury stock method. Fully diluted net income per share assumes full conversion of the Company's outstanding zero-coupon subordinated notes.
      (h)  Revenue Recognition
      The Company recognizes revenue upon shipment of product to its customers.
      (i)  Foreign Currency
      Assets and liabilities of foreign subsidiaries where the local currency is the functional currency are translated at year-end exchange rates. The effects of these translation adjustments are reported as a component of shareholders' equity. Exchange gains and losses arising from transactions denominated in a currency other than the functional currency of the entity involved and remeasurement adjustments for foreign operations where the U.S. dollar is the functional currency are included in income. To date, the effect on income of such amounts has been immaterial.
      (j)  Derivatives
      Gains and losses on foreign currency forward exchange contracts designated as hedges of assets and liabilities are included in income concurrently with the offsetting losses and gains on the related balance sheet item. See Note 7.
      (k) Year-End
      The Company's financial reporting year consists of either 52- or 53-week periods ending on the last Friday in August. Fiscal years 1993, 1994, and 1995 each contained 52 weeks; however, fiscal year 1996 will contain 53 weeks. For purposes of presentation in the accompanying financial statements and notes thereto, the Company has indicated its accounting years as ending on August 31.

      Note 2 Cash, Cash Equivalents, and Short-term Investments Cash, cash equivalents, and short-term investments consisted of the following:

                                               Cash and Cash     Short-term
      As of August 31, 1995 (in thousands)      Investments      Equivalents

      Cash                                         $32,050        $    ---
      Money market funds                            41,342             ---
      Certificates of deposit                       11,909            7,944
      U.S. government securities                      ---            11,225
      Municipal obligations                          3,000           39,474
      Other                                          1,658             ---
      Total                                        $89,959          $58,643


          As of August 31, 1995 unrealized gains and losses were not material. All of the Company's short-term investments mature within two years, except certain municipal obligations which have stated maturities greater than nine years. For these securities, the Company has the option of adjusting the respective interest rates or liquidating these investments at face value on stated auction dates at intervals up to 180 days.

      Note 3    Inventories
      Inventories consisted of:

      As of August 31, (in thousands)                  1995             1994

      Raw materials                                 $206,221          $164,817
      Work-in-process                                 92,588            67,572
      Total                                         $298,809          $232,389


      Note 4    Property and Equipment
      Property and equipment consisted of:

      As of August 31, (in thousands)                  1995             1994

      Land, buildings and improvements              $ 36,100          $ 29,686
      Equipment recorded under capital leases           ---              1,235
      Machinery and equipment                        261,702           165,212
      Furniture and fixtures                          36,296            27,517
      Leasehold improvements                          15,923            12,398
      Construction-in-progress                           908             2,049
       Total                                         350,929           238,097
      Less accumulated depreciation
       and amortization                              147,320            90,275

      Net property and equipment                    $203,609          $147,822

           Accumulated amortization on equipment under capital leases was $1,235,000 as of August 31, 1994. The related amortization expense is included in depreciation expense in the accompanying consolidated financial statements.

      Note 5    Lines of Credit
      The Company has $100 million available under an unsecured domestic revolving line of credit expiring June 30, 1997, which, at the Company's option, currently bears interest at either the bank's prime rate, the London interbank offering rate
      (LIBOR) plus 0.8%, or the bank's certificate of deposit rate plus 0.8%. As of August 31, 1995 and 1994, there were no borrowings under this line of credit. The agreement contains certain financial covenants; limits new indebtedness, business acquisitions, and repurchases of the Company's common stock, and prohibits the payment of cash dividends. The agreement also stipulates that if the Company pledges any cash, cash equivalents, or short-term investments, the amount of available borrowing under this line of credit will be reduced.
           The Company also has $37 million in foreign lines of credit and other bank facilities. Borrowings are payable on demand. The interest rates range from the bank's prime lending rate to the bank's prime rate plus 2.0%. As of August 31, 1995, borrowings under these lines of credit were $4.4 million and are included in other current liabilities in the accompanying consolidated financial statements.

      Note 6    Long-Term Debt
      Long-term debt and capital lease obligations consisted of:

      As of August 31, (in thousands)                1995            1994

      Zero-coupon subordinated notes
       due 2012, convertible into
       1,973 and 9,551 shares of
       common stock, respectively                   $30,043        $135,848
      Term loans, bearing interest at rates
       ranging from 7.2% to 12%
       due serially until June 1996;
       secured by equipment                           1,054           4,205
      Other                                           3,742           3,805
      Total long-term debt and
       capital lease obligations                     34,839         143,858
      Less current portion of long-term debt
       and capital lease obligations                  4,796           3,149

     Total Long-term debt                           $30,043        $140,709

           In May 1992, the Company issued 460,000 zero-coupon subordinated notes at an initial issue price of $252.57 per note. These notes have a maturity value of $1,000 each payable on May 5, 2012. The Company is accreting the issue price to the maturity value using the effective interest rate (approximately 7%). The notes are subordinated to all existing and future senior indebtedness of the Company. Each note is convertible at any time by the holder into 20.792 shares of common stock. Notes may be redeemed by the holder on May 5, 1997, 2002, and 2007 for a per note purchase price of $356.28, $502.57, and $708.92, respectively. The Company, at its option, may pay the purchase price on any of these redemption dates in cash or common stock, or any combination of both. Beginning on May 5, 1996, the notes are redeemable for cash at the option of the Company, in whole or in part, at redemption prices equal to the issue price plus accrued original issue discount through the date of redemption. The indenture governing the zero-coupon subordinated notes contains cross-default provisions. The market price of these notes, based on a market transaction on August 22, 1995, was $734 per note. During fiscal 1995, 364,457 notes were voluntarily converted by the holders of the notes into 7,577,802 shares of common stock. If these conversions had occurred at the beginning of fiscal 1995, primary net income per share for fiscal 1995 would have been $1.67.

      Note 7    Financial Instruments
      (a)  Fair Value of Financial Instruments
      The fair value of the Company's cash, cash equivalents, accounts receivable, and accounts payable approximates the carrying amount due to the relatively short maturity of these items. The fair value of the Company's short-term investments and long-term debt is determined based on quoted market prices (see Notes 2 and 6).
      (b)  Derivatives
      The Company enters into forward exchange contracts to hedge foreign currency exposures on a continuing basis for periods consistent with its committed exposures. The Company's hedging transactions are considered non-trading and do not involve speculation. These transactions do not subject the Company to risk of accounting loss because gains and losses on these contracts offset losses and gains on the assets, liabilities, and transactions being hedged. The Company is exposed to credit-related losses in the event of nonperformance by the parties in these contracts. The amount of unrealized gain at risk was immaterial as of August 31, 1995. The Company had $77.0 million and $38.0 million of net foreign currency forward exchange contracts outstanding at the end of fiscal years 1995 and 1994, respectively, primarily for the purchase of European currencies.
      (c)  Business and Credit Concentrations
      Financial instruments which potentially subject the Company to concentrations of credit risk consist of cash, cash equivalents, short-term investments, and trade accounts receivable. The Company's cash, cash equivalents, and short-term investments are managed by recognized financial institutions which follow the Company's investment policy. The Company's investments are comprised of investment grade short-term debt instruments, and the Company's investment policy limits the amount of credit exposure in any one issue. Concentrations of credit risk result from sales to major customers as discussed in Note 12. The Company generally does not require collateral for sales on credit. The Company closely monitors extensions of credit and has not experienced significant credit losses in the past.

      Note 8    Commitments
      The Company leases various facilities under operating lease agreements. The facility leases expire at various dates through 2000. Substantially all leases require the Company to pay property taxes, insurance, and normal maintenance costs. All of the Company's leases have fixed minimum lease payments except the lease for certain facilities in California. Payments under this lease are periodically adjusted based on LIBOR rates. This lease provides the Company with the option at the end of the lease of either acquiring the property at its original cost or arranging for the property to be acquired. The Company is contingently liable under a first loss clause for a decline in market value of the leased facilities up to $44.2 million in the event the Company does not purchase the property at the end of the five-year lease term. The Company must also maintain compliance with financial covenants similar to its credit facilities.
           Future minimum payments related to lease obligations are $9.4 million, $8.0 million, $7.0 million, $5.5 million, and $1.6 million in each of the years in the five-year period ending August 31, 2000.
           Rent expense was $10.8 million, $11.1 million, and $9.4 million for the years ended August 31, 1995, 1994, and 1993, respectively.

      Note 9    Income Taxes
      The Company adopted SFAS No. 109 effective September 1, 1993. The cumulative effect of this change in accounting for income taxes was not material. Prior years' financial statements have not been restated to apply the provisions of SFAS No. 109.
           The components of income taxes are as follows:

      Years ended August 31, (in thousands)       1995      1994      1993

      Current:
       Federal                                   $34,922   $17,682   $11,569
       State                                       4,370     4,151     3,361
       Foreign                                     4,346     7,121     3,375
        total current                             43,638    28,954    18,305
      Deferred:
       Federal                                    (3,474)     (313)     (292)
       State                                          15       (67)      ---
       Foreign                                       789        40       ---
        total deferred                           $40,968   $28,614   $18,013

           The overall effective income tax rate (expressed as a percentage of financial statement income before income taxes) differs from the expected U.S. income tax rate as follows:

      Years ended August 31,                       1995       1994      1993

      Federal tax rate                             35.0%     35.0%     34.0%
      State income tax, net of
       federal tax benefit                          2.4       3.2       4.5
      Tax exempt interest                          (0.7)     (1.0)     (2.0)
      Income of foreign subsidiaries
       taxed at different rates                    (4.2)     (3.5)     (1.7)
      Other                                         1.5       0.3       2.2
      Effective income tax rate                    34.0%     34.0%     37.0%

           The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities are as follows:

      As of August 31, (in thousands)                     1995       1994

       Deferred tax assets:
       Accruals, allowances, and reserves              $ 10,326    $ 7,006
       State income tax                                     920        478
       Pre-operating costs                                  164        277
       Acquired intangible assets                           463         72
       Other                                                278        434
       Total deferred tax assets                         12,151      8,267

      Deferred tax liabilities:
       Plant and equipment                               (1,779)    (1,642)
       Other                                             (2,070)      (996)
      Total deferred tax liabilities                     (3,849)    (2,638)

      Net deferred tax assets                           $ 8,302    $ 5,629

           Based on the Company's historical operating income, management believes it is more likely than not that the Company will realize the benefit of the deferred tax assets recorded and, accordingly, has established no valuation allowance.
           Worldwide income before income taxes consisted of the following:

      Years ended August 31, (in thousands)        1995     1994     1993
      U.S.                                      $ 91,537  $54,241   $36,163
      Non-U.S.                                    28,957   29,918    12,450
      Total                                     $120,494  $84,159   $48,613

           The Company has not provided for U.S. federal and foreign withholding taxes on approximately $55.5 million of foreign subsidiaries' undistributed earnings as of August 31, 1995 because such earnings are intended to be reinvested indefinitely. The amount of income tax liability that would result had such earnings been repatriated is approximately $9.2 million.
           The Company has a tax holiday in Malaysia that expires in January, 1997 subject to certain extensions.

      Note 10   Shareholders' Equity
      (a)  Stock Split
      On October 11, 1993 the Board of Directors approved a 2 for 1 split of the Company's common stock effective October 27, 1993. The consolidated financial statements have been retroactively adjusted to reflect the stock split.
      (b)  Stock Option Plans
      The Company's stock option plans provide for grants of options to employees to purchase common stock at the fair market value of such shares on the grant date. The options vest over a four-year period beginning generally on the grant date. The term of the options is five years for options granted prior to November 17, 1993 and seven years for options granted thereafter. A summary of stock option activity under the plans follows:

      Years ended August 31,            1995                     1994

                                Number of   Exercise     Number of   Exercise
                                 Shares      Price        Shares      Price
      Outstanding at
        beginning
        of year               4,067,143  $1.81-$30.75   2,923,526  $0.94-$23.69
      Granted                   778,250  26.63- 37.38   1,836,000  26.94- 30.75
      Exercised                (572,780)  1.81- 30.75    (526,629)  0.94- 27.31
      Canceled                 (280,773)  1.94- 37.38    (165,754)  1.94- 30.75
      Outstanding
       at end
       of year                3,991,840  $1.94-$37.38   4,067,143  $1.81-$30.75

      Exercisable
       at end
       of year                1,924,029  $1.94-$37.38   1,390,228  $1.81-$30.75

           A total of 7,188,395 shares of common stock remain
      reserved for issuance under the plans as of August 31, 1995.
           Each independent member of the Company's Board of
      Directors is granted 6,000 stock options each December 1 at the fair market value as of that date. Such options vest over one year.
      (c)  Employee Stock Purchase Plan
      Under the Company's Employee Stock Purchase Plan (the Purchase
      Plan), employees meeting specific employment qualifications are eligible to participate and can purchase shares quarterly through payroll deductions at the lower of 85% of the fair market value of the stock at the commencement or end of the offering period. The Purchase Plan permits eligible employees to purchase common stock through payroll deductions for up to 10% of qualified compensation. As of August 31, 1995, 1,529,981 shares remain available for issuance under the Purchase Plan.

      Note 11   Business Segment Information
      Information about the Company's operations in different geographic regions is presented in the table below:

                                                    Operating  Identifiable
      (in thousands)                    Net Sales     Income      Assets
      Fiscal 1995
       United States                    $1,280,397   $ 94,078    $609,245
       Europe                              534,038     15,316     213,996
       Asia                                251,124     14,040     117,614
      Total                             $2,065,559   $123,434    $940,855

      Fiscal 1994
       United States                    $  945,742   $ 58,488    $485,854
       Europe                              389,257     22,286     201,262
       Asia                                121,780      7,576      79,279
      Total                             $1,456,779   $ 88,350    $766,395

      Fiscal 1993
       United States                    $  601,449   $ 40,908    $441,658
       Foreign (primarily Europe)          234,877     12,232     161,627
      Total                             $  836,326   $ 53,140    $603,285


      Note 12   Major Customers
      Net sales to major customers as a percentage of consolidated net sales were as follows:
      Years ended August 31,                1995       1994        1993
      IBM                                    21%        28%         26%
      Apple                                < 10%        12%       < 10%
      Sun Microsystems, Inc.               < 10%      < 10%         12%

      Note 13   Asset Acquisitions
      In September 1992, the Company purchased facilities and printed circuit board assembly equipment located in Charlotte, North Carolina and Bordeaux, France, from IBM for a purchase price of $58.9 million. In September 1993, the Company acquired similar operations in Dunfermline, Scotland and printed circuit board assembly equipment in Everett, Washington. In conjunction with these asset acquisitions, the Company also purchased inventory and hired certain employees associated with the assembly operations conducted at these sites.
           These acquisitions have been accounted for by the purchase method of accounting, and accordingly the purchase price has been allocated to the assets acquired based on estimated fair values at the date of acquisition. The excess of purchase price over the estimated fair values of the assets acquired has been recorded as goodwill, which is being amortized over ten years.
           On August 17, 1995, the Company executed definitive agreements with Hewlett-Packard GmbH (HP), a subsidiary of Hewlett-Packard Company, to acquire HP's printed circuit board assembly operation in Boeblingen, Germany. The transaction is expected to close in November 1995.

      The Board of Directors and Shareholders
      Solectron Corporation:
      We have audited the accompanying consolidated balance sheets of Solectron Corporation and subsidiaries as of August 31, 1995 and 1994, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the years in the three-year period ended August 31, 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
           We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
           In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Solectron Corporation and subsidiaries as of August 31, 1995 and 1994, and the results of their operations and their cash flows for each of the years in the three-year period ended August 31, 1995, in conformity with generally accepted accounting principles. KPMG PEAT MARWICK LLP
      San Jose, California
      September 8, 1995

      ITEM 9:   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
      ACCOUNTING AND FINANCIAL DISCLOSURE

      Not applicable

                                PART III


      ITEM 10:       DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

      The Company's executive officers and directors and their ages as of August 31, 1995 are as follows:

      Name                           Age       Position

      Charles A. Dickinson (3)       71        Chairman of the Board,
                                               President Solectron Europe,
                                               and Director

      Koichi Nishimura,Ph.D.         57        President, Chief Executive
                                               Officer, and Director

      Stephen T. Ng                  40        Senior Vice President
                                               and Chief Materials Officer

      Leslie T. Nishimura            51        Senior Vice President
                                               and President Solectron
                                               Washington, Inc.

      Ken Tsai                       52        Senior Vice President
                                               and President Solectron Asia

      Susan S. Wang                  44        Senior Vice President,
                                               Chief Financial Officer,
                                               and Secretary

      Walter W. Wilson               51        Senior Vice President
                                               and President Solectron
                                               North America

      Saeed Zohouri, Ph.D.           44        Senior Vice President
                                               and Chief Technology
                                               Officer

      Winston H. Chen, Ph.D.(3)      53        Director

      Richard A. D'Amore (1)         41        Director

      Kenneth E. Haughton, Ph.D.(3)  67        Director

      Paul R. Low, Ph.D. (2)(1)      62        Director

      W. Ferrell Sanders (2)         58        Director

      Osamu Yamada                   65        Director


      (1)  Member of the Audit Committee
      (2)  Member of the Compensation Committee
      (3)  Member of the Nominating Committee


            Mr. Charles A. Dickinson has served as a director of the Company since 1984, and as Chairman of the Board of Directors from 1986 to 1990 and from 1994 to the present. He served as an independent management consultant to the Company from 1991 to 1993. He served as President, Solectron France, S.A. from 1992 to 1993 and has served as President, Solectron Europe since 1993. From 1986 to 1990, he was Chairman of the Board of Directors, President and Chief Executive Officer of Vermont Micro Systems, Inc., a manufacturer of microcomputer-based graphics cards. He currently serves as a director of Vermont Micro Systems, Inc.

           Dr. Koichi Nishimura has served as a director since 1991, Chief Executive Officer since 1992 and President since 1990. He was Co-Chief Executive Officer from 1991 to 1992 and Chief Operating Officer from 1988 to 1991. From 1964 to 1988, Dr. Nishimura was employed by International Business Machines Corporation ("IBM") in various technology and management positions. He also serves as a director of Merix Corporation, a manufacturer of technologically advanced electronic interconnection products.

            Mr. Leslie T. Nishimura is President of Solectron Washington, Inc. and has served as Senior Vice President of the Company since 1989, President of Solectron Asia from 1991 to 1993, Secretary of the Company from 1989 to 1992 and Vice President, Manufacturing Technology of the Company from 1978 to 1989. Mr. Nishimura's prior experience includes various materials, production control and inventory control supervisory positions at Ritter Co., Burndy Corporation and the Norden Division of United Technologies, Inc.

            Ms. Susan S. Wang has served as Secretary of the Company since 1992 and Senior Vice President and Chief Financial Officer of the Company since 1990. She was Vice President, Finance and Chief Financial Officer of the Company from 1986 to 1990 and Director of Finance of the Company from 1984 to 1986. Prior to joining the Company, Ms. Wang held various accounting and finance positions with Xerox Corporation. Ms. Wang also held accounting and auditing positions with Westvaco Corp. and Price Waterhouse & Co. She is a certified public accountant.

            Mr. Walter W. Wilson has served as President, Solectron North America since September 1995, President, Solectron California Corporation since March 1992 and Senior Vice
      President of the Company since 1990. From 1989 to 1990 he served as an operational Vice President of the Company. From 1965 to 1989 Mr. Wilson was employed by IBM in manufacturing and product development. During his IBM tenure, he held management positions in the United States, West Germany and Japan.

            Mr. Ken Tsai is President of Solectron Asia and has served as Senior Vice President of the Company since May 1995, Vice President of the Company from 1990 to 1995. He served as Director of Manufacturing for the Company from 1989 to 1990 and in various manufacturing and other positions from 1984 to 1989. Prior to joining Solectron, Mr. Tsai served in various management and business planning positions at American Cyanamid Company from 1968 to 1984.

            Dr. Winston H. Chen has served as a director of the Company since 1978, Chairman of the Board from 1990 to 1994, President from 1979 to 1990, Chief Executive Officer from 1984 to 1991, and as Co-Chief Executive Officer from 1991 through 1992. Dr. Chen is currently Chairman of the Paramitas Foundation. From 1970 to 1978, Dr. Chen served as Process Technology and Development Manager of IBM. He also serves as a director of Intel Corporation, Megatest Corporation, SCEcorp and Paramitas Investment Corp.

            Mr. Richard A. D'Amore has served as a director of the Company since 1985. Mr. D'Amore has been a general partner of various venture capital funds affiliated with Hambro International Venture Funds since 1982 and a general partner of North Bridge Venture Partners since 1992. He also serves as a director of Math Soft, Inc. and VEECO.

            Dr. Kenneth E. Haughton has served as a director of the Company since 1985. Dr. Haughton is currently an independent consultant. From 1990 to 1991, he was Vice President of Engineering at Da Vinci Graphics, a computer graphics firm. From 1989 to 1990, Dr. Haughton was an independent consultant, and from 1982 to 1989, he served as Dean of Engineering at Santa Clara University. He also serves as a director of Seagate Technology, a manufacturer of disk drives.

            Dr. Paul R. Low has served as a director of the Company since 1993 and is currently the President of PRL Associates. Prior to founding PRL Associates, Dr. Low worked for IBM from 1957 to 1992. Dr. Low held senior management and executive positions with successively increasing responsibility, including President, General Technology Division and IBM
      Corporate  Vice  President;  President  of  General   Products
      Division; and General Manager, Technology Products business line, also serving on IBM's corporate management board. He also serves as a director of Applied Materials, Inc., VEECO, Nexgen, and Number Nine.

            Mr. W. Ferrell Sanders has served as a director of the Company since 1986. Since 1987, Mr. Sanders has been a general partner of Asset Management Associates Venture Fund, a venture capital management firm. From 1981 to 1987, he was an independent management consultant. He also serves as a director of Adaptec, Inc.

            Mr. Osamu Yamada has served as a director of the Company since 1994. Mr. Yamada is currently an advisor to The Mitsubishi Bank, Limited. From 1990 to 1991, he was Chairman and Chief Executive Officer of BankCal Tri-State Corporation, a wholly owned subsidiary of The Mitsubishi Bank, Limited. From 1987 to 1990, he was Senior Managing Director of The Mitsubishi Bank, Limited, and in an overlapping period from 1985 to 1990, he was also Chairman, President and Chief Executive Officer of Bank of California. Prior to that, he held a number of key management positions with The Mitsubishi Bank, Limited organization. Mr. Yamada currently serves as a director of PictureTel and on number of boards of major universities and cultural centers.

            Mr. Stephen T. Ng joined Solectron in September 1989 as Vice President, Worldwide Material Purchasing and is currently Senior Vice President and Chief Materials Officer of the Company. Prior to joining Solectron, Mr. Ng had 11 years experience in materials management in various capacities with Xerox Corporation. His last position prior to joining Solectron was Manager, Material Operations at Xerox Corporation. Mr. Ng holds an MBA from the University of Dallas and is a certified purchasing manager.

            Dr. Saeed Zohouri is Senior Vice President and Chief Technology Officer at Solectron Corporation. Dr. Zohouri joined Solectron in 1980; he has held various management positions and has also served as Director of Technology. Dr. Zohouri was promoted to his current position in 1994. His prior experience includes teaching chemistry at a major international university. Dr. Zohouri holds a master of science degree in organic chemistry from Manchester University in England and a doctorate degree in chemistry from Stanford University.

           There is no family relationship among any of the foregoing individuals.



      ITEM 11: EXECUTIVE COMPENSATION

      The information required by item 11 of Form 10-K is incorporated by reference to the information contained in the section captioned "Executive Officer Compensation" of the Registrant's definitive Proxy Statement (Notice of Annual Meeting of Shareholders) for the fiscal year ended August 31, 1995 to be held on January 9, 1996 which the Company will file with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this report.


      ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
      MANAGEMENT

      Information regarding this item is incorporated herein by reference from the section entitled "Security Ownership of Certain Beneficial Owners and Management" of the Registrant's definitive Proxy Statement (Annual Meeting of Shareholders) for the fiscal year ended August 31, 1995.


      ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Information with respect to this item is incorporated herein by reference from the section entitled "Certain Transactions" of the Registrant's definitive Proxy Statement (Annual Meeting of Shareholders) for the fiscal year ended August 31, 1995.


                                 PART IV


      ITEM 14:  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
                ON FORM 8-K


      (a) 1. Financial Statements. The financial statements listed in Item 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY
      DATA, above are filed as part of this Annual Report on Form
      10-K.

           2. Financial Statement Schedules. The financial statement Schedule ii - VALUATION AND QUALIFYING ACCOUNTS is filed as part of this annual report in Form 10-K.


           3.  Exhibits. The exhibits listed in the accompanying
      Index to Exhibits are filed as part of this Annual Report on Form 10-K.

      (b)  Reports on Form 8-K
      During the fiscal quarter ended August 31, 1995 no current reports on Form 8-K were filed.




                               SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         SOLECTRON CORPORATION
                                         (Registrant)

      Date:  November 20, 1995             By /s/ Koichi Nishimura
                                           (Koichi Nishimura, President
                                           and Chief Executive Officer)

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         Name                         Title                      Date


                                 President, Chief Executive
/s/ Koichi Nishimura             Officer, and Director           11/20/1995
    Koichi Nishimura

                                 Chief Financial Officer
                                 (Principal Financial and
                                 Accounting Officer), Senior
/s/ Susan S. Wang                Vice President, and Secretary   11/20/1995
    Susan S. Wang

                                 Chairman of the Board,
                                 President Solectron Europe,
/s/ Charles A. Dickinson         and Director                   11/20/1995
    Charles A. Dickinson

/s/ Winston H. Chen              Director                       11/20/1995
    Winston H. Chen

/s/ Richard A. D'Amore           Director                       11/20/1995
    Richard A. D'Amore

/s/ Kenneth E. Haughton          Director                       11/20/1995
    Kenneth E. Haughton

/s/ Paul R. Low                  Director                       11/20/1995
    Paul R. Low

/s/ W. Ferrell Sanders           Director                       11/20/1995
    W. Ferrell Sanders

/s/ Osamu Yamada                 Director                       11/20/1995
    Osamu Yamada




                 SOLECTRON CORPORATION AND SUBSIDIARIES
             SCHEDULE ii - VALUATION AND QUALIFYING ACCOUNTS
                            (in thousands)

                                         Amounts
                                         Charged
                           Balance at  (Credited)                Balance at
                           Beginning       To       Recoveries       End
 Description               of Period   Operations  (Deductions)   of Period

 Fiscal 1993
 Allowance for doubtful
    accounts recievable     $1,010       $849            $3         $1,861

 Fiscal 1994
 Allowance for doubtful     $1,861       $989         ($391)        $2,459
   accounts receivable

 Fiscal 1995
 Allowance for doubtful
  accounts receivable       $2,459     $1,602         ($560)        $3,501
accounts receivable





                            INDEX TO EXHIBITS



      Exhibit
      Number         Description

      3.1  [viii]    Articles of Incorporation of Company, as
                     amended
      3.2  [viii]    Bylaws of Company
      4.1  [ii]      Form of Certificate for Liquid Yield Option Notes
                     (LYONs)
      4.2  [ii]      Form of Indenture between the Company and
                     Bankers Trust Company, relating to the LYONs.
      10.1 [i]       Preferred Stock Purchase Agreement dated
                     September 29, 1983, together with amendments thereto
                     dated February 28, 1984 and June 23, 1988.
      10.2 [i]       Form of Indemnification Agreement between
                     Company and its officers, directors and
                     certain other key employees.
      10.3 [i]       Amendment to form of Indemnification Agreement.
      10.4 [iv]      1983 Incentive Stock Option Plan, as amended
                     August 13, 1991.
      10.5 [vi]      1988 Employee Stock Purchase Plan, as amended
                     October 1992.
      10.6 [v]       Amended and Restated 1992 Stock Option Plan.
      10.7 [iii]     Master Asset Transfer and Stock Purchase
                     Agreement dated August 17, 1992, as
                     amended, between Company and International Business
                     Machines Corporation.
      10.8 [vi]+     ECAT Manufacturing Agreement dated August 17, 1992,
                     between Company and International
                     Business Machines Corporation (the "ECAT Agreement").
      10.9 [vi]+     Amendment to the ECAT Agreement dated September 30, 1992
                     between Company and International Business Machines.
      10.10 [vii]    Stock Acquisition Agreement dated August 28, 1993,
                     between Company and Solectron California Corporation
      10.11 [vii]    Multicurrency Credit Agreement dated June 30, 1993,
                     between Company and Bank of America
                     National Trust and Savings Association as Agent and Issuing
                     Bank
      10.12 [viii]   Lease Agreement between BNP Leasing Corporation, as
                     Landlord, and Company, as Tenant, Effective
                     September 6, 1994.
      10.13 [viii]   Purchase Agreement, by and between Company and BNP
                     Leasing Corporation, dated September 6, 1994
      10.14 [viii]   Pledge and Security Agreement, by and between Company,
                     As Debtor, and BNP Leasing Corporation, as Secured
                     Party, dated September 6, 1994
      10.15 [viii]   Assignment and Assumption Agreement between Company and
                     Solectron California Corporation, dated November 9, 1994
      10.16 [viii]   Custodial Agreement by and between Company, Banque
                     Nationale De Paris, and BNP Leasing Corporation, dated
                     September 6, 1994
      10.17 [viii]   First Amendment to Multicurrency Credit
                     Agreement, dated August 29, 1994
      10.18 [viii]   Second Amendment to Multicurrency Credit
                     Agreement, dated September 30, 1994
      11.1           Statement re: Computation of Net Income Per Share.
      21.1           Subsidiaries of the Registrant
      23.1           Consent of Independent Auditors
      27.1           Financial Data Schedule




                    INDEX TO EXHIBITS (Continued)



      Footnotes             Description


      [i] Incorporated by reference to the Exhibits to Company's Registration Statement on Form S-1 (File No. 33-22840).
      [ii] Incorporated by reference to the Exhibits to Company's Registration Statement on Form S-1 filed April 6, 1992 (Registration No. 33-46971).
      [iii]          Incorporated by reference to the Company's Form
                     8-K filed October 15, 1992.
      [iv] Incorporated by reference to the Exhibits to Company's Registration Statement on
                     Form S-8 (File No. 33-46686)
      [v] Incorporated by reference to the Exhibits to Company's Registration Statement on Form S-8, filed Febuary 2, 1995 (File No. 33-75270)
      [vi] Incorporated by reference to the Exhibits to Company's Form 10-K for the year ended August 31, 1992
      [vii] Incorporated by reference to the Exhibits to Company's Form 10-K for the year ended August 31, 1993
      [viii] Incorporated by reference to the Exhibits to Company's Form 10-K for the year ended August 31, 1994


                + Confidential treatment has been granted for certain portions of these documents.


                                                                Exhibit 11.1

                   SOLECTRON CORPORATION AND SUBSIDIARIES STATEMENT
                    REGARDING COMPUTATION OF NET INCOME PER SHARE
                       (in thousands, except per share data)


 Twelve months ended August 31,         1995       1994       1993


 Weighted average number
 of common stock
 equivalents:

 Primary:
   Common stock                        42,861      41,023     36,698
   Common stock equivalents -
     stock options                        912       1,182      1,434
                                       43,773      42,205     38,132

 Fully diluted:
   Common shares issuable upon
     assummed conversion of
     zero-coupon subordinated
     notes                             8,286       9,557       9,562
   Incremental increase in
     common stock equivalent
     options using end of
     period market price                 523         271         122
                                      52,582      52,033      47,816



 Net income                         $ 79,526    $ 55,545    $ 30,600

    Interest accretion on
    zero-coupon subordinated
    notes, net of taxes                5,439       5,944       5,283

    Net income - fully diluted      $ 84,965    $ 61,489    $ 35,883



 Net income per share - primary        $1.82       $1.32       $0.80

 Net income per share -
       fully diluted                   $1.62       $1.18       $0.75




                                                              Exhibit 21.1

                          SOLECTRON CORPORATION

                              SUBSIDIARIES


                                                Jurisdiction of
      Subsidiary                          Incorporation or Organization


      Solectron California Corporation             California

      Solectron Technology, Inc.                   California

      Solectron Washington, Inc.                   California

      Solectron France, S.A.                       France

      Solectron Scotland Limited                   Scotland

      Solectron Japan, Inc.                        Japan

      Solectron Technology SDN. BHD.               Malaysia




                                                             Exhibit 23.1

                     Consent of Independent Auditors


     The Board of Directors and Shareholders
     Solectron Corporation:

     We consent to incorporation by reference in the registration statements (Nos. 33-75270, 33-58580, 33-46686 and 33-33461)
     on Form S-8 of Solectron Corporation of our report dated September 8, 1995, relating to the consolidated balance sheets of Solectron Corporation and subidiaries as of August 31, 1995 and 1994, and the related consolidated statements of income, shareholders' equity, cash flows for each of the years in the three-year period ended
     August 31, 1995, and related schedule, which report appears in the August 31, 1995, annual report on Form 10-K of Solectron Corporation.




                                           KPMG Peat Marwick LLP


     San Jose, California
     November 16, 1995












                                                           Exhibit 27.1
_______________________________
TMTrademark of Merrill Lynch & Co., Inc.