Form 10-Q
period 1995-11-24
SOLECTRON CORP
filed 1995-12-29
CIK 835541

18

                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549
                               FORM 10-Q


    X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
    SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED November 24, 1995.

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


    At November 24, 1995, 49,860,771 shares of Common Stock of the Registrant were outstanding.







                         SOLECTRON CORPORATION                         pg 2

                          INDEX TO FORM 10-Q


                     PART I.  FINANCIAL INFORMATION


Item 1.   Financial Statements

          Consolidated Balance Sheets
          at November 30, 1995 and August 31, 1995....................  3

          Consolidated Statements of Income
          for the three Months ended November 30, 1995 and 1994.......  4

          Consolidated Statements of Cash Flows
          for the three months ended November 30, 1995 and 1994.......  5

          Notes to Interim Consolidated Financial Statements..........  6

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations...............  7-11


                   PART II.  OTHER INFORMATION


Item 1.   Legal Proceeding............................................  12

Item 2.   Changes in Securities.......................................  12

Item 3.   Defaults Upon Senior Securities.............................  12

Item 4.   Submission of Matters to a Vote of Security Holders.........  12

Item 5.   Other Information...........................................  12

          Signitures..................................................  13

Item 6.   Exhibits and Reports on Form 8-K............................  12-15

























                    SOLECTRON CORPORATION AND SUBSIDIARIES             pg 3
                          CONSOLIDATED BALANCE SHEETS
                                 (In thousands)




                                            November 30,    August 31,
ASSETS                                          1995           1995
                                             (Unaudited)

Current assets:
  Cash and cash equivalents                 $     89,526    $   89,959
  Short-term investments                          17,184        58,643
  Accounts receivable, net                       312,751       254,898
  Inventories                                    347,362       298,809
  Prepaid expenses and other current assets       24,057        24,049
  Total current assets                           790,880       726,358

Net property and equipment                       229,223       203,609
Other assets                                      10,415        10,888
  Total assets                              $  1,030,518    $  940,855


LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Current portion of long-term debt
    and capital lease obligations            $     4,347    $    4,796
  Accounts payable                               341,044       310,680
  Accrued employee compensation                   40,248        28,705
  Accrued expenses                                22,280        15,264
  Other current liabilities                       11,507        11,310
  Total current liabilities                      419,426       370,755

Long-term debt and capital lease obligations      30,147        30,043
Other long-term liabilities                        9,847         1,916
  Total liabilities                              459,420       402,714


Shareholders' equity:
  Common stock                                   332,809       329,265
  Retained earnings                              233,668       206,321
  Cumulative translation adjustment                4,621         2,555
  Total shareholders' equity                     571,098       538,141

Total liabilities and shareholders' equity   $ 1,030,518    $  940,855



See accompanying notes to interim consolidated financial statements















                       SOLECTRON CORPORATION AND SUBSIDIARIES          pg 4
                          CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except income per share data)
                                  (Unaudited)



                                                 Three Months Ended
                                                    November 30,
                                                 1995         1994

Net sales                                    $ 690,624   $  506,678
Cost of sales                                  624,278      461,235
  Gross profit                                  66,346       45,443

Operating expenses:
Selling, general & administrative               24,041       15,531
Research & development                           1,502        1,191
  Operating income                              40,803       28,721

Interest income                                  1,446        1,542
Interest expense                                  (814)      (2,697)
  Income before income taxes                    41,435       27,566

Income taxes                                    14,088        9,372

Net income                                   $  27,347    $  18,194


Net income per share:
  Primary                                    $    0.54    $    0.43
  Fully diluted                              $    0.52    $    0.38

Shares used in computation:
  Primary                                       51,033       42,275
  Fully diluted                                 53,034       51,825



See accompanying notes to interim consolidated financial statements

























                    SOLECTRON CORPORATION AND SUBSIDIARIES             pg 5
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (In thousands, unaudited)

                                                    Three Months
                                                 Ended November 30,
                                                   1995          1994

Cash flows from operating activities:
  Net income                                 $   27,347     $   18,194
   Adjustments to reconcile net income
   to net cash provided (used) by
   operating activities:
      Depreciation and amortization              18,819         13,736
      Interest accretion on zero-coupon
       subordinated notes                           532          2,341
      Additions to (reductions of)
       allowance for doubtful accounts              520           (103)
      Other                                         609           (105)
  Changes in operating assets and liabilities:
      Accounts receivable                       (57,465)       (22,598)
      Inventories                               (47,416)       (20,918)
      Prepaid expenses and other current assets     254         (1,476)
      Accounts payable                           28,741          27,877
      Accrued expenses and other current
       liabilities                               28,994           7,068
      Net cash provided by operating
       activities                                   935          24,016

Cash flows from investing activities:
   Purchases of short-term investments          183,397         (23,742)
   Maturities of short-term investments        (141,637)         38,573
   Capital expenditures                         (44,374)        (17,170)
   Other                                            132            (129)
      Net cash used in investing activities      (2,482)         (2,468)

Cash flows from financing activities:
   Proceeds from short-term debt                 (3,004)          2,966
   Repayments of long-term debt and
    capital lease obligations                      (505)         (1,099)
   Net proceeds from sale of common stock         3,494           1,637
   Other                                            465              -
      Net cash provided by financing activities     450           3,504

Effect of exchange rate changes on cash and
   cash equivalents                                 664             197
Net increase (decrease) in cash and cash
   equivalents                                $    (433)      $  25,249
Cash and cash equivalents at beginning of
   period                                        89,959          67,906
Cash and cash equivalents at end of period    $  89,526       $  93,155

SUPPLEMENTAL DISCLOSURES:

Cash paid during the period:
  Interest                                    $      38       $     168
  Income taxes                                $   5,144       $   1,494

Non-cash investing and financing activities:
   Issuance of common stock upon conversion
    of long-term debt                         $     399       $      23
   Tax benifit associated with excercise
   of stock options                           $     264       $     371


See accompanying notes to interim consolidated financial statements


             SOLECTRON CORPORATION AND SUBSIDIARIES                  pg 6
        NOTES TO INTERIM CONSOLIDATED FINANCIAL  STATEMENTS


NOTE 1 - Basis of Presentation

      The accompanying consolidated balance sheets as of November 30, 1995 (unaudited) and August 31, 1995, the unaudited consolidated statements of income for the three-month periods ended November 30, 1995 and 1994, and the unaudited consolidated statements of cash flows for the three months ended November 30, 1995 and 1994 have been prepared on substantially the same basis as the annual consolidated financial statements. Management believes the financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The results of operations for the three-month period ended November 30, 1995 are not necessarily indicative of results to be expected for the entire year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended August 31, 1995 included in the Company's Annual Report to Shareholders.

      For clarity of presentation, the Company has indicated its first quarter as ending on November 30 and its fiscal year as ending on August 31, whereas in fact, the Company's fiscal periods end on the last Friday of the respective months.


NOTE 2 - Inventories

     Inventories consisted of (in thousands):

                        November 30,    August 31,
                            1995           1995

     Raw materials      $  232,884       $206,221
     Work-in-process       114,478         92,588
       Total              $347,362       $298,809



NOTE 3 - Net Income per Share

      Primary net income per share is computed using the weighted average number of common and dilutive common stock equivalent shares outstanding. Fully diluted net income per share includes the dilutive effect from the assumed conversion of the Company's outstanding convertible zero-coupon subordinated notes.













             SOLECTRON CORPORATION AND SUBSIDIARIES                  pg 7

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

      Operating results are affected by a number of factors, including the material content and volume of products built, the degree of turnkey manufacturing, manufacturing efficiencies, utilization of capacity, start-up costs associated with new customer projects and price. The Company assembles products with varying degrees of material content, which may cause the Company's gross margin to fluctuate. Typically, projects with higher material content generate higher net sales and higher gross profits with lower gross margin percentages than projects with lower material content. The overall decrease in gross margin over the last several years is due principally to a shift towards projects with greater material content. More recently, the degree of startup costs and inefficiencies associated with new customer projects have also affected the Company's gross margin.

      The Company has manufacturing operations in seven locations, four of which are overseas. In November 1995, the Company acquired from Hewlett-Packard GmbH (HP), a subsidiary of Hewlett-Packard Company, HP's printed circuit board assembly operation in Boeblingen, Germany. This site is not expected to yield substantial sales and profits growth in the near future, however the Company believes this facility will position it to assist major European electronics OEMs as they migrate towards outsourcing. As the Company manages its existing operations and expands geographically, it may experience certain inefficiencies from the management of geographically dispersed operations. In addition, the Company's results of operations will be adversely affected if it's new facilities do not achieve revenue growth sufficient to offset increased expenditures associated with geographic expansion.

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

      The  Company  competes within the electronics  manufacturing
services  (EMS)  segment  of the electronics  industry.   The  EMS
segment is currently growing at a faster rate than the overall electronics industry, but the EMS segment is also comprised of a
large   number  of  companies,  several  of  which  have  achieved substantial market share. In addition to competing with other EMS companies, the Company also faces competition from current and prospective customers which evaluate Solectron's capabilities against  the merits of manufacturing products internally.  Certain of the Company's competitors have substantially greater geographic
breadth.   Some  competitors also may have greater  manufacturing,    pg 8
financial,  research and development and marketing resources  than
the  Company.   The  Company believes that the  primary  basis  of
competition  in its targeted markets is manufacturing  technology, breadth of services offered, quality, responsiveness, on time delivery, and price. To remain competitive, the Company must
continue   to   provide  technologically  advanced   manufacturing
services,   maintain  quality  levels,  offer  flexible   delivery
schedules,  deliver  finished products on  a  reliable  basis  and compete  favorably  on the basis of price.  The Company  currently may be at a competitive disadvantage as to price when compared  to
manufacturers  with  lower  cost  structures,  particularly   with
respect to manufacturers with established facilities where labor costs are lower.

      The electronics industry is subject to rapid technological change, product obsolescence and price competition. These and other factors affecting the electronics industry, or any of the Company's major customers in particular, could have a materially adverse effect on the Company's results of operations.

Results of Operations

      The following table sets forth, for the three months ended November 30, 1995 and 1994, certain items as a percentage of net sales. The table and the discussion below should be read in conjunction with the consolidated financial statements and notes thereto that appear elsewhere in this report.


                                     Three Months Ended
                                        November 30,
                                     1995          1994

Net sales                           100.0 %       100.0%
Cost of sales                        90.4          91.0
  Gross profit                        9.6           9.0
Operating expenses:
 Selling, general & administrative    3.5           3.1
 Research and development              .2            .2
  Operating income                    5.9           5.7
Interest (income) expense, net        (.1)           .2
  Income before income taxes          6.0           5.5
Income taxes                          2.0           1.9
  Net income                          4.0%          3.6%



      Net sales for the three months ended November 30, 1995 were $691 million, representing an increase of 36.3% over the comparable period of the last fiscal year. The increase in net sales is due primarily to increased orders from existing customers, the addition of some new customers, and changes in product mix.

      The Company's largest customer during the first three months of  fiscal  1996  was International Business Machines  Corporation
(IBM). Net sales to IBM during this period accounted for 11.7% of consolidated net sales, compared to 25.0% in the first three
months  of fiscal 1995. No other customer accounted for more  than   pg 9
10%  of net sales during the quarter.  Net sales for the Company's top ten customers accounted for 71% of consolidated net sales, essentially unchanged from 74% in the same quarter in the previous year,  as  growth in other top ten customers approximately  offset the  decrease in revenue from IBM.  The Company is dependent  upon
continued  revenues  from  its top ten  customers.   Any  material
delay, cancellation or reduction of orders from these or other customers could have a materially adverse effect on the Company's results of operations. The Company has a manufacturing services agreement with IBM at its Bordeaux, France facility that expires on December 31, 1995. While the Company expects to continue business with IBM after the agreement expires, there can be no guarantee that such business will be available at the previous levels or satisfactory terms to the Company.

      Foreign locations contributed 35% of consolidated net sales in the first three months of fiscal 1996, compared to 45% for the comparable period of fiscal 1995. Although growth in net sales at the Company's foreign operations was out paced by net sales growth in domestic operations during this period, net sales from foreign operations have increased in absolute dollars. The Company is subject to risks of doing business abroad. Such risks include fluctuations in the value of currency, changes to import and export regulations, possible restrictions on the transfer of funds, labor unrest, and in certain parts of the world, political instability. While to date these dynamics have not had a materially adverse impact on the Company's results of operations, there can be no assurance that there will not be such an impact in the future.

       The Company's operations in California contributed a substantial portion of the Company's net sales and operating income during the first three months of fiscal 1996 and in the first three months of fiscal 1995. The performance of this operation is expected to continue as a significant factor in the overall financial results of the Company. Any material change to the customer base, product mix, efficiency or other attributes of this site could have a material effect on the Company's consolidated results of operations.

      Over the past few years the Company's revenues have grown substantially. The Company believes that its ability to continue to achieve rapid growth will depend upon growth in sales to
existing   customers   for  their  current  and   future   product
generations and successful marketing to new customers.   With  the
exception  of a manufacturing services agreement with IBM  at  the
Bordeaux, France site which expires on December 31, 1995, the Company has no significant long-term volume commitments from its customers and over the past few years has experienced reduced lead-time in customer orders. Customer contracts can be canceled and volume levels can be changed or delayed. The timely replacement of delayed, canceled or reduced orders with new business cannot be assured. In addition, there can be no assurance that any of the Company's current customers will continue to utilize the Company's
services.   Because of these factors, there can  be  no  assurance
that the Company's historical revenue growth rate will continue.

      Gross margin for the first quarter of fiscal 1996 was  9.6%,
compared  to  9.0%  for the first quarter  of  fiscal  1995.   The
increase  in  gross  margin  is  largely  the  result  of   better
utilization of the Company's capacity and increased efficiencies, particularly at the Charlotte, North Carolina facility where many projects which were new one year ago are now beyond the start-up phase. Partially offsetting these improvements were manufacturing inefficiencies at the Dunfermline, Scotland location due to
inefficiencies  resulting from the start-up of  new  projects  and   pg 10
increased complexity associated with the move from high volume  to
medium  and  low  volume  projects.   Additionally,  margins  were
reduced as a result of costs associated with the transfer of some existing operations to new facilities at the California site in the first quarter of 1996 as that site added space to accommodate its continued growth.

      Increases in the mix of turnkey projects relative to consigned projects, costs associated with new projects, and price erosion within the electronics industry could adversely affect the Company's gross margin. Additionally, changes in product mix could cause the Company's gross margin to fluctuate. While the availability of raw materials appears adequate to meet the Company's current revenue projections through the remainder of fiscal 1996, component availability to support revenue increases beyond the Company's current plans may be limited. Furthermore, availability of customer-consigned parts and unforeseen shortages of components on the world market are beyond the Company's control and could adversely affect future revenue levels and operating efficiencies.

     Selling, general and administrative (SG&A) expenses increased in the first quarter of fiscal 1996 relative to the comparable period of fiscal 1995. The increase is due primarily to growth in personnel and related departmental expenses at most locations in order to support the increased size and complexity of the Company's business. In addition, the Company continues to make investments in its information systems capabilities. The Company anticipates SG&A expenses will increase in absolute amounts and may increase as a percentage of net sales in the future as the Company builds the infrastructure necessary to support its current and prospective business.

      Research and development expense was $1.5 million in the first quarter of fiscal 1996, an increase of $.3 million when compared to the same quarter of the prior fiscal year. The Company's research and development activities are focused primarily on refinement of prototype engineering, the development of concurrent engineering, fine pitch interconnection technologies (which include ball-grid array, tape-automated bonding, multichip modules, and other direct chip attachment technologies), reliability test technology (mechanical deflection system and accelerate thermal cycling test), no-clean soldering processes, fluxless soldering process, and lead free soldering process.

      Net interest expense decreased significantly in the current quarter when compared to the first quarter of fiscal 1995 due to the conversion of approximately 80% of the Company's zero-coupon subordinated notes into common stock primarily during the fourth quarter of fiscal 1995.


Liquidity and Capital Resources

     Net working capital was $371 million as of November 30, 1995,
an  increase  of  $16 million from the end of fiscal  1995.   This
increase  primarily  reflects the required investment  in  working capital  to  support  the  growth in net sales  during  the  first quarter  of  fiscal  1996.  The increase in  working  capital  was
financed   by   cash  generated  from  operations.   The   Company
anticipates that further increases in working capital will be required to support anticipated revenue growth. If the Company's revenue growth rate generates financing requirements greater  than can be met by cash generated from operations, the Company may be required to borrow against one of its existing lines of credit or
seek additional funding.                                             pg 11

     During the first quarter of fiscal 1996, the Company invested approximately $44 million in new equipment, primarily in surface mount assembly and test equipment at the California and Malaysia operating sites to meet current and expected production levels. These equipment additions were financed primarily by a reduction in short-term investments. For the remainder of fiscal 1996, capital expenditures at existing facilities, including the expansion of the Company's Charlotte, Malaysia and California locations, are expected to be in the range of $50 million to $70 million. In November 1995, the Company purchased certain assets of Hewlett-Packard's printed circuit assembly operation located in Boeblingen, Germany. The purchase price for these assets was not material and was financed with existing cash and short-term investments.

      The Company's working capital as of November 30, 1995, included cash and cash equivalents of $90 million and short-term investments of $17 million. The Company also has available a $100 million unsecured domestic revolving credit facility, subject to certain financial covenants and restrictions, and $30 million in available foreign credit facilities. During the first quarter of fiscal 1996, approximately $1.3 million of the Company's outstanding convertible zero-coupon subordinated debt was voluntarily converted to common stock. Beginning in September 1997, the Company will be required to pledge approximately $44 million of cash or marketable securities as collateral for its obligation under the terms of the Company's operating lease for certain of its facilities in Milpitas, California. This lease expires in September 1999.





































             SOLECTRON CORPORATION AND SUBSIDIARIES                   pg 12



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

               None

     Item 6:   Exhibits and Reports on Form 8-K

               (a)   Exhibits

                     11.1 Statement re:  Computation of Net Income per
                     Share

               (b)   Reports on Form 8-K

                     None






























                          SOLECTRON CORPORATION                       pg 13

                               SIGNITURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused ths report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           SOLECTRON CORPORATION
                                           (Registrant)


Date:  December 22, 1995                     By:  /s/ Koichi Nishimura
                                             Dr. Koichi Nishimura
                                             President &
                                             Chief Executive Officer



Date:  December 22, 1995                     By:  /s/ Susan S. Wang
                                             Susan S. Wang
                                             Senior Vice President, Chief
                                             Financial Officer and Secretary
                                             (Principal Financial and
                                             Accounting Officer)