Form 10-Q
period 1996-02-23
SOLECTRON CORP
filed 1996-04-08
CIK 835541

                          SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON, D.C. 20549
                                      FORM 10-Q


X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
- --
ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED FEBRUARY 23, 1996.

   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
- --
ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________________ TO _______________

                                               COMMISSION FILE NUMBER 2-33228-40
                                                                      ----------
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

Yes X        No
    -----       -----
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


At March 31, 1996, 50,374,060 shares of Common Stock of the Registrant were outstanding.

                                SOLECTRON CORPORATION

                                  INDEX TO FORM 10-Q


                            PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements

         Consolidated Balance Sheets
         at February 29, 1996 and August 31, 1995.................................... 3

         Consolidated Statements of Income
         for the three months and six months ended February 29, 1996 and the three months and six months ended February 28, 1995..................... 4

         Consolidated Statements of Cash Flows
         for the six months ended February 29, 1996 and February 28,
         1995........................................................................ 5

         Notes to Interim Consolidated Financial Statements.......................... 6 - 7

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations............................... 8 - 14


                              PART II.  OTHER INFORMATION


Item 1.       Legal Proceedings...................................................... 15

Item 2.       Changes in Securities.................................................. 15

Item 3.       Defaults Upon Senior Securities........................................ 15

Item 4.       Submission of Matters to a Vote of Security Holders.................... 15 - 16

Item 5.       Other Information...................................................... 16

Item 6.       Exhibits and Reports on Form 8-K....................................... 16

              Signatures............................................................. 17


                     SOLECTRON CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                FEBRUARY 29,          AUGUST 31,
                                                                    1996                 1995
                                                                -------------        -------------
                                                                 (UNAUDITED)
ASSETS

Current assets:
    Cash, cash equivalents and short-term investments           $     309,170        $     148,602
    Accounts receivable, net                                          288,417              254,898
    Inventories                                                       349,572              298,809
    Prepaid expenses and other current assets                          28,964               24,049
                                                                -------------        -------------
    Total current assets                                              976,123              726,358

Net property and equipment                                            236,957              203,609
Other assets                                                           15,475               10,888
                                                                -------------        -------------
  Total assets                                                  $   1,228,555        $     940,855
                                                                -------------        -------------
                                                                -------------        -------------

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Short-term debt                                              $       2,762        $       4,366
   Current portion of long-term debt
    and capital lease obligations                                         995                4,796
   Accounts payable                                                   302,832              310,680
   Accrued employee compensation                                       34,730               28,705
   Accrued expenses                                                     4,535               15,264
   Other current liabilities                                           12,040                6,944
                                                                -------------        -------------
   Total current liabilities                                          357,894              370,755

Long-term debt and capital lease obligations                          258,131               30,043
Other long-term liabilities                                             8,142                1,916
                                                                -------------        -------------
    Total liabilities                                                 624,167              402,714

Shareholders' equity:
    Common stock                                                      341,010              329,265
    Retained earnings                                                 261,318              206,321
    Cumulative translation adjustment                                   2,060                2,555
                                                                -------------        -------------
    Total shareholders' equity                                        604,388              538,141
                                                                -------------        -------------

    Total liabilities and shareholders' equity                  $   1,228,555        $     940,855
                                                                -------------        -------------
                                                                -------------        -------------


SEE ACCOMPANYING NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS.

                     SOLECTRON CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                             THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                       FEBRUARY 29,     FEBRUARY 28,      FEBRUARY 29,     FEBRUARY 28,
                                                       -----------------------------      -----------------------------
                                                            1996              1995             1996              1995
                                                       -------------    -------------     -------------    -------------
Net sales                                              $     657,176    $     471,266     $   1,347,800    $     977,944
Cost of sales                                                591,815          424,897         1,216,093          886,132
                                                       -------------    -------------     -------------    -------------
    Gross profit                                              65,361           46,369           131,707           91,812

Operating expenses:
  Selling, general & administrative                           21,380           16,806            45,421           32,337
  Research & development                                       2,037            1,144             3,539            2,335
                                                       -------------    -------------     -------------    -------------

    Operating income                                          41,944           28,419            82,747           57,140

Interest income                                                1,125            1,673             2,571            3,215
Interest expense                                              (1,176)          (2,768)           (1,990)          (5,465)
                                                       -------------    -------------     -------------    -------------

    Income before income taxes                                41,893           27,324            83,328           54,890

Income taxes                                                  14,243            9,290            28,331           18,662
                                                       -------------    -------------     -------------    -------------
    Net income                                         $      27,650    $      18,034     $      54,997    $      36,228
                                                       -------------    -------------     -------------    -------------
                                                       -------------    -------------     -------------    -------------
Net income per share:
    Primary                                            $        0.54    $        0.43     $        1.07    $        0.86
                                                       -------------    -------------     -------------    -------------
    Fully diluted                                      $        0.52    $        0.38     $        1.03    $        0.76
                                                       -------------    -------------     -------------    -------------
                                                       -------------    -------------     -------------    -------------
Shares used in computation:
    Primary                                                   51,530           42,218            51,280           42,237
                                                       -------------    -------------     -------------    -------------
                                                       -------------    -------------     -------------    -------------
    Fully diluted                                             53,848           51,767            53,730           51,786
                                                       -------------    -------------     -------------    -------------
                                                       -------------    -------------     -------------    -------------


  SEE ACCOMPANYING NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS.

                     SOLECTRON CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (IN THOUSANDS, UNAUDITED)


                                                                         SIX MONTHS ENDED
                                                                  FEBRUARY 29,      FEBRUARY 28,
                                                                      1996              1995
                                                                 --------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                      $   54,997         $  36,228
 Adjustments to reconcile net income to net cash provided
  by operating activities:
  Depreciation and amortization                                      38,662            27,430
  Interest accretion on zero-coupon subordinated notes                1,110             4,737
  Additions to allowance for doubtful accounts                          682               307
  Other                                                                (116)             (274)
  Changes in operating assets and liabilities:
   Accounts receivable                                              (34,257)          (27,414)
   Inventories                                                      (50,590)          (12,223)
   Prepaid expenses and other current assets                         (4,930)            3,510
   Accounts payable                                                  (7,975)          (22,935)
   Accrued expenses and other liabilities                             4,392            (7,866)
                                                                 --------------     ------------
   Net cash provided by operating activities                          1,975             1,500
                                                                 --------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of short-term investments                                412,972           (43,022)
 Sales of short-term investments                                   (363,617)           61,219
 Capital expenditures                                               (71,109)          (32,161)
                                                                 --------------     ------------
      Net cash used in investing activities                         (21,754)          (13,964)
                                                                 --------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from short-term debt                                            -             4,454
 Net Proceeds from long-term issuance of debt                       224,292                 -
 Repayments of long-term debt and capital lease
   obligations                                                       (2,309)           (2,052)
 Net proceeds from sale of common stock                               7,192             2,624
                                                                 --------------     ------------
     Net cash provided by financing activities                      229,175             5,026
                                                                 --------------     ------------

Effect of exchange rate changes on cash and cash equivalents            448             1,520
                                                                 --------------     ------------
Net (decrease) increase in cash and cash equivalents                209,844            (5,918)
Cash and cash equivalents at beginning of period                     89,959            67,906
                                                                 --------------     ------------

Cash and cash equivalents at end of period                       $  299,803         $  61,988
                                                                 --------------     ------------
                                                                 --------------     ------------

SUPPLEMENTAL DISCLOSURES:
Cash paid during the period:
  Interest                                                       $      209         $     341
                                                                 --------------     ------------
                                                                 --------------     ------------
  Income taxes                                                   $   32,584         $  17,686
                                                                 --------------     ------------
                                                                 --------------     ------------
Non-cash investing and financing activities:
  Issuance of common stock upon conversion of long-term debt     $    4,838         $      32
                                                                 --------------     ------------
                                                                 --------------     ------------
  Tax benefit associated with exercise of stock options          $  759,940         $ 444,230
                                                                 --------------     ------------
                                                                 --------------     ------------

SEE ACCOMPANYING NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS.

                        SOLECTRON CORPORATION AND SUBSIDIARIES

                 NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION

    The accompanying consolidated balance sheets as of February 29, 1996 (unaudited) and August 31, 1995, the unaudited consolidated statements of income for the three-month and six-month periods ended February 29, 1996 and February 28, 1995, and the unaudited consolidated statements of cash flows for the six months ended February 29, 1996 and February 28, 1995 have been prepared on substantially the same basis as the annual consolidated financial statements. Management believes the financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The results of operations for the three-month and six-month periods ended February 29, 1996 are not necessarily indicative of results to be expected for the entire year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended August 31, 1995 included in the Company's Annual Report to Shareholders.

    For clarity of presentation, the Company has indicated its second quarter as ending on February 29 and its fiscal year as ending on August 31, whereas in fact, the Company's fiscal periods end on the last Friday of the respective month.

NOTE 2 - INVENTORIES

    Inventories consisted of (in thousands):
                                              FEBRUARY 29,      AUGUST 31,
                                                 1996              1995
                                             ---------------------------------
         Raw materials                         $258,387         $206,221
         Work-in-process                         91,185           92,588
                                               --------         --------
                                               $349,572         $298,809
                                               --------         --------
                                               --------         --------



NOTE 3 - NET INCOME PER SHARE

    Primary net income per share is computed using the weighted average number of common and dilutive common stock equivalent shares outstanding. Fully diluted net income per share includes the dilutive effect from the assumed conversion of the Company's outstanding convertible subordinated notes.

NOTE 4 - COMMITMENTS

    The Company leases various facilities under operating lease agreements. These leases expire at various dates through the year 2000. Substantially all leases require the Company to pay property taxes, insurance, and normal maintenance costs. All of the Company's leases have fixed minimum lease payments except the lease for certain facilities in California. Payments under this lease are periodically adjusted based on LIBOR rates. This lease provides the Company with the option at the end of the lease of either acquiring the property at its original cost or arranging for the property to be acquired. The Company is contingently liable under a first loss clause for a decline in the market value of the property up to $44.2 million in the event that the Company does not purchase the property at the end of the five-year lease term. The Company must also maintain compliance with financial covenants similar to its credit facilities. Future minimum lease payments related to lease obligations are $9.4 million, $8.0 million, $7.0 million, $5.5 million and $1.6 million in each of the years in the five year period ending August 31, 2000.

NOTE 5 - CONVERTIBLE DEBT

    Towards the end of the second quarter, the Company consummated a private placement of $230 million aggregate principal amount of 6% convertible subordinated notes due 2006 (the convertible notes). The notes are convertible into common stock at a conversion price of $67.61 per share.

NOTE 6 - SUBSEQUENT EVENTS

    Subsequent to the end of the second quarter, the Company consummated a private placement of $150 million aggregate principal amount of 7-3/8% senior notes due 2006.

    On March 18, 1996, Solectron completed its acquisition of Fine Pitch Technology, Inc., a provider of prototype services. The purchase price was approximately $14 million in common stock and common stock options.
This transaction will be accounted for under the pooling of interests method.

    On March 31, 1996, the Company completed its purchase of Texas Instruments Incorporated's custom manufacturing services (CMS) business. This business, headquartered in Austin, Texas, was acquired for approximately $115 million, subject to post closing adjustments. Under the terms of the agreement, Solectron purchased the CMS business in Austin, Texas and certain assets of the CMS business in Kuala Lumpur, Malaysia. The Company plans to transition the CMS business in Kuala Lumpur to Solectron's Penang, Malaysia operations over the course of the next 12 months. This acquisition will be accounted for under the purchase method of accounting.

ITEM 2        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS


    THE FOLLOWING MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS CONTAINS FORWARD-LOOKING STATEMENTS WHICH INVOLVE RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF CERTAIN FACTORS, INCLUDING THOSE FACTORS SET FORTH UNDER "TRENDS AND UNCERTAINTIES" BELOW.

GENERAL

    Solectron's net sales are derived from sales to electronics system original equipment manufacturers. The majority of the Company's customers compete in the telecommunications, computer peripherals, workstation and personal computer segments of the electronics industry. The Company uses advanced manufacturing technologies in assembly and manufacturing management of complex printed circuit boards and electronics systems. A discussion of some of the potential fluctuations in the Company's operating results is discussed under "Trends and Uncertainties" below.

    As of April 1, 1996 the Company had manufacturing operations in eleven locations, five of which are overseas. On March 18, 1996, the Company acquired Fine Pitch Technology, Inc., a provider of prototype services. This operation is not expected to yield substantial sales in the near future, however the Company believes this additional capability will allow it to better serve the needs of design teams who require immediate availability of highly complex circuit board prototypes. On March 31, 1996 Solectron completed its purchase of Texas Instruments Incorporated's custom manufacturing services (CMS) business (the TI Transaction). Under the terms of the agreement, Solectron purchased TI's CMS business in Austin, Texas and certain assets at TI's Kuala Lumpur, Malaysia location. The business in Kuala Lumpur is planned to be transitioned to Solectron's Penang, Malaysia operations over the next twelve months.




RESULTS OF OPERATIONS

    The electronics industry is subject to rapid technological change, product obsolescence and price competition. These and other factors affecting the electronics industry, or any of the Company's major customers in particular, could have a material adverse effect on the Company's results of operations. See "Trends and Uncertainties -Potential Fluctuations in Operating Results" and "Competition" below for a further discussion of potential fluctuations in operating results.

    The following table sets forth, for the three-months and six-months ended February 29, 1996 and February 28, 1995, certain items as a percentage of net sales. The table and the discussion below should be read in conjunction with the consolidated financial statements and notes thereto that appear elsewhere in this report.


                                                   THREE MONTHS ENDED            SIX MONTHS ENDED
                                               FEBRUARY 29,  FEBRUARY 28,   FEBRUARY 29,  FEBRUARY 28,
                                               --------------------------   --------------------------
                                                   1996          1995          1996           1995
                                               ------------  ------------   -----------   ------------
Net sales                                         100.0 %       100.0 %       100.0 %       100.0 %
Cost of sales                                      90.1          90.2          90.2          90.6
                                               ------------  ------------   -----------   ------------
Gross profit                                        9.9           9.8           9.8           9.4
Operating expenses:
  Selling, general and administrative               3.2           3.6           3.4           3.3
                                               ------------  ------------   -----------   ------------
  Research and development                          0.3           0.2           0.3           0.3
Operating income                                    6.4           6.0           6.1           5.8
Interest expense (income) , net                     0.0           0.2          (0.1)          0.2
                                               ------------  ------------   -----------   ------------
Income before income taxes                          6.4           5.8           6.2           5.6
Income taxes                                        2.2           2.0           2.1           1.9
                                               ------------  ------------   -----------   ------------
Net income                                          4.2 %         3.8 %         4.1 %         3.7 %
                                               ------------  ------------   -----------   ------------
                                               ------------  ------------   -----------   ------------




    Net sales for the three months and six months ended February 29, 1996 increased 39.4% and 37.8%, respectively, over the comparable periods in the prior fiscal year. The increases in net sales were primarily due to increased orders from existing customers, particularly in the telecommunications segment, and the addition of new customers. Beginning in the second quarter of fiscal 1996, and continuing into the third quarter of fiscal 1996, the Company experienced a decline in sales to customers in the personal computer and peripheral segments. The decline in sales in the second quarter was somewhat offset by increases in sales to customers in other market segments. However, should this decline in sales continue or intensify, the Company's results of operations could be adversely affected.

    The Company's largest customer during the first half of fiscal 1996 was Hewlett-Packard Corporation (HP). Net sales to HP during both the three months and six months periods ended February 29, 1996 accounted for 11% of consolidated net sales, compared to less than 10% for both the second quarter and the first half of fiscal 1995. For the six-months ended February 28, 1995, International Business Machines Corporation (IBM) represented the Company's largest customer with sales accounting for 23% of consolidated net sales. For the six-months ended February 29, 1996, sales to IBM were less than 10% of consolidated net sales. The decrease in sales to IBM as a percentage of consolidated net sales is in part due to a decrease in sales to IBM in absolute dollar amounts at the Company's Bordeaux, France site. The Company had a manufacturing services agreement with IBM at its Bordeaux, France facility which expired on December 31, 1995. There can be no assurances that the Company will continue to do business with IBM. Net sales to the Company's top ten customers during the first half of fiscal 1996 accounted for 69% of consolidated net sales, compared to 71% in the first half of fiscal 1995. See "Trend and Uncertainties - Customer Concentration;
Dependence on the Electronics Industry".

    Net sales at the Company's foreign locations contributed 33% of consolidated net sales in the first half of fiscal 1996, compared to 40% in the first half of fiscal 1995. This is primarily due to the Company's domestic sites growing at an overall faster rate than its foreign sites. However, these rates can fluctuate significantly over time. Net sales at the Company's foreign locations for the second quarter of fiscal 1996 were 30% compared to 36% during the second quarter of fiscal 1995. See "Trends and Uncertainties" below for a further discussion of potential fluctuations in operating results. See "Trends and Uncertainties - International Operations" for further discussion.

    The Company's operations in Milpitas, California contributed a substantial portion of the Company's net sales and operating income during the first half of fiscal 1996 and 1995. The results of this operation are expected to continue as a significant factor in the overall financial results of the Company. Any material change to the customer base, product mix, efficiency or other attributes of this site could have a material adverse effect on the Company's results of operations.

    The Company believes that its ability to continue to achieve growth will depend upon growth in sales to existing customers for their current and future product generations, successful marketing to new customers and future geographic expansion. Customer contracts can be canceled and volume levels can be changed or delayed. The timely replacement of delayed, canceled or reduced orders with new business cannot be assured. In addition, there can be no assurance that any of the Company's current customers will continue to utilize the Company's services. Because of these factors, there can be no assurance that the Company's historical revenue growth rate will continue. See "Trends and Uncertainties" below for a discussion of certain factors affecting the management of growth, geographic expansion and potential fluctuations in sales and results of operations.

    Gross margins for the three-months and six-months ended February 1996 have improved over those of 1995. While the Company continues to pursue process improvements in its Scotland operations, decreased demand in the information processing and personal computer segments and continued production inefficiencies during the first and second quarters of fiscal 1996 have resulted in lower sales and negative margins for that site. Offsetting this were improvements in revenues and gross margins at the Company's Charlotte, North Carolina site compared to the first two quarters of fiscal 1995. In addition, the Company's Bordeaux, France site has also experienced improvement in gross margins. The Company foresees that its Dunfermline, Scotland site will continue to experience poor sales and operating margins at least through the remainder of the fiscal year.

    Increases in turnkey business, additional costs associated with new projects, and price erosion within the electronics industry could adversely affect the Company's gross margin. Additionally, changes in product mix could cause the Company's gross margin to fluctuate. While the Company believes the availability of raw materials is adequate to meet the Company's current revenue projections through the remainder of fiscal 1996, component availability is still subject to lead time and other constraints which may limit the Company's revenue growth. Because of these factors and others discussed under "Trends and Uncertainties" below, there can be no assurance that the Company's gross margin will not fluctuate or decrease in future periods.

    Selling, general and administrative (SG&A) expenses increased in absolute amounts during the second quarter and first half of fiscal 1996 relative to the comparable periods of fiscal 1995. The increases during these periods are due primarily to growth in infrastructure such as personnel and related departmental expenses at all manufacturing locations to support the increased size and complexity of the Company's business. SG&A expenses as a percentage of net sales have remained relatively consistent from the first half of fiscal 1996 compared to the comparable period of fiscal 1995. The Company anticipates SG&A expenses will continue to increase in the future in terms of absolute dollars as the Company continues to build the infrastructure necessary to support its current and prospective business.

    The Company's research and development activities are focused primarily on refinement of prototype engineering, the development of concurrent engineering, fine pitch interconnection technologies (which include ball-grid array, tape-automated bonding, multichip modules, and other direct chip attachment technologies), reliability test technology (mechanical deflection system and accelerate thermal cycling test), no-clean soldering processes, fluxless soldering process, and lead free soldering process. R&D expenses did not change significantly in the second quarter or first half of fiscal 1996 compared to the same periods in 1995 and are not expected to change significantly in the foreseeable future.


LIQUIDITY AND CAPITAL RESOURCES

    Working capital was $618 million as of February 29, 1996. This included the proceeds from the completion of the Company's private placement of $230 million aggregate principle amount of its 6% convertible subordinated notes due 2006 completed towards the end of the second quarter of fiscal 1996. Early in the third quarter of fiscal 1996, the Company also completed the private placement of $150 million aggregate principle amount of its 7-3/8 senior notes due 2006 in a separate transaction (collectively the "notes"). Approximately $115 million of the proceeds from these offerings was used to complete the TI Transaction in March 1996. The remainder will be used to finance the working capital of the Company. Interest expense on the notes is expected to be approximately $25 million annually and will be offset in part by interest earned on undeployed cash. The Company believes the proceeds from these offerings, cash generated from operations together with the Company's available credit will provide adequate working capital for the foreseeable future.


    Inventory levels fluctuate directly with the volume of the Company's manufacturing. Changes or significant fluctuations in product market demands can cause fluctuations in inventory levels which results in changes in inventory turns and liquidity. Historically, the Company has been able to manage its inventory levels with regard to these fluctuations. However, should permanent decreases in volume or material changes fluctuations in product demand occur simultaneously, the Company could experience an increase in inventory resulting in slower turns and reduced liquidity.

    During the first and second quarters of fiscal 1996, the Company invested approximately $71 million in new equipment, primarily in surface mount assembly and test equipment to meet current and expected production levels. For the remainder of fiscal 1996, capital expenditures at existing facilities and the CMS site in Austin, Texas are expected to be in the range of $45 to $60 million, however, the CMS acquisition is so recent that actual expenditures may differ significantly as the Company is still evaluating the capital requirements of this site.

    In addition to the Company's working capital as of February 29, 1996, the Company has available a $100 million unsecured domestic revolving credit facility and $27 million in available foreign credit facilities. Beginning in September 1997, the Company will be required to pledge approximately $52 million of cash or marketable securities as collateral for its obligation under the terms of the Company's operating lease for its facilities in Milpitas, California.

    The Company called all of the Company's remaining Liquid Yield Option Notes due 2012 (the "LYONs") for redemption on May 6, 1996. The aggregate original issue price and accrued original issue discount of the outstanding LYONs is approximately $26.5 million. This approximates the maximum amount the Company would be required to pay out upon redemption of the remaining notes assuming all holders of LYONs chose not to convert their notes to common shares. So long as the market price of the Company's common stock is at least $16.00 per share, a holder of LYONs who converts will receive common stock with a market value greater than the amount of cash the holder would be entitled to receive upon redemption.

TRENDS AND UNCERTAINTIES

Customer Concentration; Dependence on the Electronics Industry

    A small number of customers are currently responsible for a significant portion of the Company's net sales. In the three and six month periods ended February 29, 1996 and in the fiscal years 1995, 1994, and 1993 the Company's ten largest customers accounted for over 65% of consolidated net sales. The Company is dependent upon continued revenues from its top ten customers. Any material delay, cancellation or reduction of orders from these or other customers could have a material adverse effect on the Company's results of operations. The Company's largest customer during the first half of fiscal 1996, Hewlett-Packard Corporation (HP), accounted for 11% of consolidated net sales, compared to less than 10% in the first half of fiscal 1995. For the six months ended February 28, 1995, International Business Machines (IBM) represented the Company's largest customer with sales accounting for 23% of consolidated net sales. For the six months ended February 29, 1996, sales to IBM were less than 10% of consolidated net sales. The Company had a manufacturing services agreement with IBM at its Bordeaux, France facility which expired on December 31, 1995. There can be no assurances that the Company will continue to do business with IBM.

    The percentage of the Company's sales to its major customers may fluctuate from period to period. Significant reductions in sales to any of these customers would have a materially adverse effect on the Company's results of operations. The Company has no firm long-term volume purchase commitments from its customers, and over the past few years has experienced reduced lead-times in customer orders. In addition, customer contracts can be canceled and volume levels can be changed or delayed. The timely replacement of canceled, delayed or reduced contracts with new business cannot be assured. These risks are exacerbated because a majority of the Company's sales are to customers in the electronics industry, which is subject to rapid technological change and product obsolescence. The factors affecting the electronics industry in general, or any of the Company's major customers in particular, could have a material adverse effect on the Company's results of operations.

Management of Growth; Geographic Expansion


    The Company has experienced substantial growth over the last four fiscal years, with net sales increasing from $265.4 million in fiscal 1991 to $2.1 billion in fiscal year 1995. In recent years, the Company has acquired facilities in six locations, including the Company's recent purchase of the custom manufacturing services business of Texas Instruments Incorporated located in Austin, Texas. There can be no assurances that the Company's historical revenue growth will continue or that the Company will successfully manage the integration of the CMS business or any other business it may acquire in the future. As the Company manages its existing operations and expands geographically, it may experience certain inefficiencies as it integrates new operations and manages geographically dispersed operations. In addition, the Company's results of operations could be adversely affected if its new facilities do not achieve growth sufficient to offset increased expenditures associated with geographic expansion. Should the Company increase its expenditures in anticipation of a future level of sales which does not materialize, its profitability would be adversely affected. On occasion, customers may require rapid increases in production which can place an excessive burden on the Company's resources.

TI Transaction

    The TI Transaction entails a number of risks, including successfully managing the transition of customers from TI to Solectron, managing the transition of employees at the Austin site from TI to Solectron, integrating purchasing operations and information systems and managing a larger and more geographically disparate business. In the TI Transaction, the Company acquired manufacturing assets, accounts receivable, and inventory, assumed associated liabilities, hired employees, leased space in Austin, Texas, and purchased certain fixed assets from TI's facility in Kuala Lumpur, Malaysia. Neither TI nor the customers of the CMS business have guaranteed any future volume of business in the TI Transaction. The CMS business will increase the Company's expenses and working capital requirements, and place burdens on the Company's management resources. As a result, the success of the acquisition is dependent upon the Company's ability to successfully manage the integration of the CMS operations and retain the customers of the CMS business. In the event the Company is unsuccessful in these efforts, the Company's results of operations could be materially adversely affected.

International Operations

    As a result of its foreign sales and facilities, the Company's operations are subject to risks of doing business abroad, including but not limited to, fluctuations in the value of currency, export duties, changes to import and export regulations (including quotas), possible restrictions on the transfer of funds, employee turnover, labor unrest, longer payment cycles, greater difficulty in collecting accounts receivable, the burdens and costs of compliance with a variety of foreign laws and, in certain parts of the world, political instability. While to date these factors have not had an adverse impact on the Company's results of operations, there can be no assurance that there will not be such an impact in the future. In addition, the Company currently benefits from a tax holiday in its Penang, Malaysia site which expires in

January, 1997, subject to certain extensions. If the tax holiday is not extended, the Company's effective income tax rate will increase.

Availability of Components

    A substantial portion of the Company's net sales are derived from turnkey manufacturing in which the Company provides both materials procurement and assembly. In turnkey manufacturing, the Company typically bears the risk of component price increases, which could adversely affect the Company's gross profit margins. At various times there have been shortages of components in the electronics industry. If significant shortages of components should occur, the Company may be forced to delay manufacturing and shipments, which could have a materially adverse effect on the Company's results of operations.

Potential Fluctuations in Operating Results

    The Company's operating results are affected by a number of factors, including the mix of turnkey and consignment projects, capacity utilization, price competition, the degree of automation that can be used in the assembly process, the efficiencies that can be achieved by the Company in managing inventories and fixed assets, the timing of orders from major customers, fluctuations in demand for customer products, the timing of expenditures in anticipation of increased sales, customer product delivery requirements and increased costs and shortages of components or labor. The Company's turnkey manufacturing, which typically results in higher net sales and gross profits but lower gross profit margins than assembly and testing services, represents a substantial percentage of net sales. All of these factors can cause fluctuations in the Company's operating results.

Competition

    The electronics assembly and manufacturing industry is comprised of a large number of companies, several of which have achieved substantial market share. The Company also faces competition from current and prospective customers which evaluate Solectron's capabilities against the merits of manufacturing products internally. Solectron competes with different companies depending on the type of service or geographic area. Certain of the Company's competitors have broader geographic breadth. They also may have greater manufacturing, financial, research and development and marketing resources than the Company. The Company believes that the primary basis of competition in its targeted markets is manufacturing technology, quality, responsiveness, the provision of value-added services and price. To be competitive, the Company must provide technologically advanced manufacturing services, high product quality levels, flexible delivery schedules, and reliable delivery of finished products on a timely and price competitive basis. The Company currently may be at a competitive disadvantage as to price when compared to manufactures with lower cost structures, particularly with respect to manufacturers with established facilities where labor costs are lower.

Intellectual Property Protection

    The Company's ability to compete may be affected by its ability to protect its proprietary information. The Company obtained a limited number of U.S. patents in 1995 related to the process and equipment used in its surface mount technology. The Company believes these patents are valuable. However, there can be no assurance that these patents will provide meaningful protection for the Company's manufacturing process and equipment innovations.


    There can be no assurances that third parties will not assert infringement claims against the Company or its customers in the future. In the event a third party does assert an infringement claim, the Company may be required to expend significant resources to develop a non-infringing manufacturing process or to obtain licenses to the manufacturing process which is the subject of litigation. There can be no assurance that the Company would be successful in such development or that any such licenses would be available on commercially acceptable terms, if at all. In addition, such litigation could be lengthy and costly and could have a material adverse effect on the Company's financial condition regardless of the outcome of such litigation.

Environmental Compliance

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

Dependence on Key Personnel and Skilled Employees

    The Company's continued success depends to a large extent upon the efforts and abilities of key managerial and technical employees. The loss of services of certain key personnel could have a material adverse effect on the Company. The Company's business also depends upon its ability to continue to attract and retain senior managers and skilled employees. Failure to do so could adversely affect the Company's operations.

Possible Volatility of Market Price of Common Stock

    The trading price of the common stock is subject to significant fluctuations in response to variations in quarterly operating results, general conditions in the electronics industry and other factors. In addition, the stock market is subject to price and volume fluctuations which affect the market price for many high technology companies in particular, and which often are unrelated to operating performance.

                        SOLECTRON CORPORATION AND SUBSIDIARIES



PART II.      OTHER INFORMATION

    Item 1:   Legal Proceedings

              None

    Item 2:   Changes in Securities

              None

    Item 3:   Defaults upon Senior Securities

              None

    Item 4:   Submission of Matters to a Vote of Security Holders

    a)        The Company held its Annual Meeting of Shareholders on January
              17, 1996.

    b) At the meeting, the following proposals received the votes listed below:

              i)   Election of Directors:

                   Charles A. Dickinson               Votes For:  40,336,598
                                                      Votes Withheld:  69,064

                   Dr. Koichi Nishimura               Votes For:  40,341,613
                                                      Votes Withheld:  64,049

                   Dr. Winston H. Chen                Votes For:  40,342,558
                                                      Votes Withheld:  63,104

                   Richard A. D'Amore                 Votes For:  34,325,031
                                                      Votes Withheld:  80,631

                   Dr. Kenneth E. Haughton            Votes For:  40,338,958
                                                      Votes Withheld:  66,704

                   Dr. Paul R. Low                    Votes For:  40,324,358
                                                      Votes Withheld: 81,304

                   W. Ferrell Sanders                 Votes For:  40,340,358
                                                      Votes Withheld:  65,304

                   Osamu Yamada                       Votes For:  40,322,106
                                                      Votes Withheld:  83,556

         ii)  Ratification of the appointment of      Votes For:  40,341,018
              KPMG Peat Marwick LLP as                Votes Against:  42,501
              independent accountants of the          Abstentions:  22,143
              Company for the fiscal year ending
              August 31, 1996.


    Item 5:   Other Information

              The Company has called for redemption on May 6, 1996 all of the Company's Liquid Yield Option Notes due 2012 (the "LYONs").
              The aggregate principal amount at maturity of the outstanding LYONs is approximately $79.8 million and the aggregate original issue price and accrued original issue discount of the outstanding LYONs is approximately $26.5 million.

              Prior to 5:00 p.m., New York time, on May 6, 1996, holders may convert their LYONs into shares of the Company's Common Stock at a rate of 20.792 shares of the Company's Common Stock per $1,000 principal amount at maturity of LYONs.

              Alternatively holders may have their LYONs redeemed at a total redemption price of $332.65 per $1,000 principal amount at maturity. Such redemption price reflects the original issue price of the LYONs of $252.57 per $1,000 principal amount at maturity plus the accrued original issue discount equal to $80.08 per $1,000 principal amount at maturity (calculated at a rate of 7% from the issue date to the redemption date). Any LYONs not converted on or before 5:00 p.m., New York time, on May 6, 1996, will be automatically redeemed on May 6, 1996, after which original issue discount will cease to accrue and the right to convert the LYONs will terminate.

              So long as the market price of the Common Stock is at least $16.00 per share, a holder of the LYONs who converts will receive Common Stock with a market value greater than the amount of cash the holder would be entitled to receive upon redemption. On April 4, 1996, the last reported sale price of the Common Stock on the New York Stock Exchange was $46.00 per share.


    Item 6:   Exhibits and Reports on Form 8-K

              (a)  Exhibits
                        2.1 Asset purchase agreement dated as of January 29, 1996, as amended and restated as of March 29, 1996, by and among Solectron Texas, L.P., the Registrant and Texas Instruments, Incorporated.

                       11.1       Statement re:  Computation of Net Income per
                                  Share

              (b)  Reports on Form 8-K

                        On February 7, 1996 the Company filed a current report on form 8-K announcing the Company had signed an asset purchase agreement with Texas Instruments Incorporated. In the same filing, the Company incorporated by reference it's news release announcing its convertible debt offering.

                        On March 15, 1996 the Company filed a current report on form 8-K announcing its senior debt offering.

                                SOLECTRON CORPORATION



                                      SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                       SOLECTRON CORPORATION
                                       (Registrant)





Date: April 8, 1996                         By:  /s/Koichi Nishimura
      -----------------                      -----------------------------
                                                 Dr. Koichi Nishimura
                                                 President &
                                                 Chief Executive Officer



Date: April 8, 1996                    By:       /s/Susan S. Wang
      -----------------                      -----------------------------
                                                 Susan S. Wang
                                                 Senior Vice President, Chief
                                                 Financial Officer and
                                                 Secretary (Principal Financial
                                                 and Accounting Officer)