Form 10-Q/A
period 1996-02-23
SOLECTRON CORP
filed 1996-05-20
CIK 835541

                          SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON, D.C. 20549

                                      FORM 10-Q/A


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

              None

    Item 4:   Submission of Matters to a Vote of Security Holders

    a)        The Company held its Annual Meeting of Shareholders on January
              17, 1996.

    b) At the meeting, the following proposals received the votes listed below:

              i)   Election of Directors:

                   Charles A. Dickinson               Votes For:  40,336,598
                                                      Votes Withheld:  69,064

                   Dr. Koichi Nishimura               Votes For:  40,341,613
                                                      Votes Withheld:  64,049

                   Dr. Winston H. Chen                Votes For:  40,342,558
                                                      Votes Withheld:  63,104

                   Richard A. D'Amore                 Votes For:  40,325,031
                                                      Votes Withheld:  80,631

                   Dr. Kenneth E. Haughton            Votes For:  40,338,958
                                                      Votes Withheld:  66,704

                   Dr. Paul R. Low                    Votes For:  40,324,358
                                                      Votes Withheld: 81,304

                   W. Ferrell Sanders                 Votes For:  40,340,358
                                                      Votes Withheld:  65,304

                   Osamu Yamada                       Votes For:  40,322,106
                                                      Votes Withheld:  83,556

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


    Item 6:   Exhibits and Reports on Form 8-K

              (a)  Exhibits

                        2.1* Asset purchase agreement dated as of January 29, 1996, as amended and restated as of March 29, 1996, by and among Solectron Texas, L.P., the Registrant and Texas Instruments, Incorporated.


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


*Confidential treatment requested for portions of exhibit. Confidential portions have been omitted and filed separately with the Securities and Exchange Commission.

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






Date: May 20, 1996                         By:  /s/Koichi Nishimura
      -----------------                      -----------------------------
                                                 Dr. Koichi Nishimura
                                                 President &
                                                 Chief Executive Officer




Date: May 20, 1996                         By:   /s/Susan S. Wang
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