Form 10-Q
period 1996-05-24
SOLECTRON CORP
filed 1996-07-08
CIK 835541

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549
                                FORM 10-Q


          X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
                            ENDED MAY 24, 1996.

           __  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
            THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION
                PERIOD FROM _________________ TO _______________

                       COMMISSION FILE NUMBER 1-11098

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


At June 30, 1996,  52,440,421 shares of Common Stock of the
Registrant were outstanding.





                          SOLECTRON CORPORATION

                           INDEX TO FORM 10-Q


                      PART I.  FINANCIAL INFORMATION


Item 1.   Financial Statements

          Consolidated Balance Sheets
          at May 31, 1996 and August 31, 1995.......................    3

          Consolidated Statements of Income
          for the Three Months and Nine Months ended May 31,
          1996 and 1995.............................................    4

          Consolidated Statements of Cash Flows
          for the Nine Months ended May 31, 1996 and 1995 .........     5

          Notes to Interim Consolidated Financial Statements.......     6 - 8

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations............     8 - 14


                         PART II.  OTHER INFORMATION


Item 1.   Legal Proceedings........................................     15

Item 2.   Changes in Securities....................................     15

Item 3.   Defaults Upon Senior Securities..........................     15

Item 4.   Submission of Matters to a Vote of Security Holders......     15

Item 5.   Other Information........................................     15

Item 6.   Exhibits and Reports on Form 8-K.........................     15

          Signatures...............................................     16



                     SOLECTRON CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                             (In thousands)


                                                 May 31,         August 31,
                                                  1996              1995
                                               (unaudited)

ASSETS

Current assets:
  Cash, cash equivalents and
     short-term investments                   $   359,412       $ 148,602
  Accounts recievable, net                        338,291         254,898
  Inventories                                     384,053         298,809
  Prepaid expenses and other current assets        29,347          24,049
  Total current assets                          1,111,103         726,358

Net property and equipment                        252,887         203,609
Other assets                                       56,109          10,888
  Total assets                               $  1,420,099       $ 940,855


LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Short-term debt                            $      4,949      $    4,366
  Current portion of long-term debt and
  capital lease obligations                         7,129           4,796
  Accounts payable                                301,893         310,680
  Accrued employee compensation                    35,597          28,705
  Accrued expenses                                  9,055          15,264
  Other current liabilites                         11,156           6,944
     Total current liabilities                    369,779         370,755

Long-term debt and capital lease obligations      381,214          30,043
Other long-term liabilites                          7,564           1,916
  Total liabilties                                758,557         402,714

Shareholders' equity:
  Common stock                                    373,442         329,265
  Retained earning                                289,038         206,321
  Cumulative translation adjustment                  (938)          2,555
  Total shareholders' equity                      661,542         538,141

  Total liabilties and shareholders' equity  $  1,420,099      $  940,855



See accompanying notes to interim consolidated financial statements







                       SOLECTRON CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF INCOME
                        (In thousands, except per share data)
                                    (Unaudited)


                             Three Months Ended           Nine Months Ended
                             May 31,     May 31,        May 31,       May 31,
                              1996        1995           1996          1995

Net sales                  $ 680,554   $ 516,892     $ 2,028,354  $ 1,494,836
Cost of sales                608,761     464,513       1,824,854    1,350,645
  Gross profit                71,793      52,379         203,500      144,191

Operations expenses:
  Selling, general &
     administrative           25,614       19,245         71,035       51,582
  Research & development       1,478        1,217          5,017        3,552
     Operating Income         44,701       31,917        127,448       89,057

Interest income                4,456        1,524          7,027        4,739
Interest expense              (7,158)      (2,641)        (9,148)      (8,106)
  Income before income taxes  41,999       30,800        125,327       85,690

Income taxes                  14,279       10,472         42,610       29,134

Net income                  $ 27,720     $ 20,328       $ 82,717     $ 56,556


Net income per share:
  Primary                     $ 0.53       $ 0.48         $ 1.60       $ 1.34
  Fully diluted               $ 0.53       $ 0.42         $ 1.57       $ 1.18

Shares used in computation:
  Primary                    52,456       42,489         51,675        42,305
  Fully diluted              57,018       52,180         54,621        52,081


See accompanying notes to interim consolidated financial statements












                      SOLECTRON CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (In thousands, unaudited)

                                                Nine Months Ended
                                                     May 31,
                                                1996          1995

Cash flows from operating activities:
   Net income                                 $ 82,717      $ 56,556
   Adjustments to reconcile net
       income to net cash provided
       by operating activities:
       Depreciation and amortization            61,200        43,510
       Interest accretion on zero-
         coupon subordinated notes               1,420         7,171
       Additions to allowance for
         doubtful accounts                         534           561
       Other                                     1,260            19
       Changes in operating assets
         and liabilities:
         Accounts receivable                   (31,286)      (45,107)
         Inventories                           (42,724)      (22,370)
         Prepaid expenses and other
           current assets                       (5,582)        1,633
         Accounts payable                      (33,914)        6,070
         Accrued expenses and other
           current liabilities                   8,306         5,023
         Net cash provided by
           operating activities                 41,931        53,066

Cash flows from investing activities:
   Purchases of short-term
       investments                            (652,763)      (43,145)
   Sales and maturities of short-term
       investments                             570,578        70,537
   Acquisition of new operations              (132,169)         -
   Capital expenditures                        (92,428)      (67,411)
   Other                                         4,408          -
        Net cash used in investing
        activities                            (302,374)      (40,019)

Cash flows from financing activities:
   Proceeds from short-term debt                 -             1,693
   Proceeds from long-term debt               380,000           -
   Debt aquisition costs                       (7,675)          -
   Repayments of long-term debt and
     capital lease obligations                 (1,047)        (2,805)
   Net proceeds from sale of common stock      14,134          6,370
   Other                                        4,641           -
     Net cash provided by financing
       activities                             390,053          5,258

Effect of exchange rate changes on
  cash and cash equivalents                       620          3,616
Net increase in cash and cash
  equivalents                                 130,230         21,921
Cash and cash equivalents at
  beginning of period                          89,959         67,906

Cash and cash equivalents at end of period  $ 220,189       $ 89,827


SUPPLEMENTAL DISCLOSURES:
Cash paid during the period:
    Income taxes                            $  41,697       $ 30,260
Non-cash investing and financing
  activities:
   Issuance of common stock upon
     conversion of long-term debt           $  30,570      $  3,641
   Tax benefit associated with
     exercise of stock options              $   2,201       $ 4,040

See accompanying notes to interim consolidated financial statements



SOLECTRON CORPORATION AND SUBSIDIARIES




NOTES TO INTERIM CONSOLIDATED FINANCIAL  STATEMENTS


NOTE 1 - Basis of Presentation

     The accompanying consolidated balance sheets as of May 31, 1996 (unaudited) and August 31, 1995, the unaudited consolidated statements of income for the three-month and nine-month periods ended May 31, 1996 and 1995, and the unaudited consolidated statements of cash flows for the nine months ended May 31, 1996 and 1995 have been prepared on substantially the same basis as the annual consolidated financial statements. Management believes the financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The results of operations for the three-month and nine-month periods ended May 31, 1996 are not necessarily indicative of results to be expected for the entire year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended August 31, 1995 included in the Company's Annual Report to Shareholders.

     For clarity of presentation, the Company has indicated its third quarter as ending on May 31, and its fiscal year as ending on August 31, whereas in fact, the Company's third quarter of 1995 ended on May 26, 1995, its third quarter of 1996 ended on May 24, 1996 and its 1995 fiscal year ended on August 25, 1995.

NOTE 2 - Inventories

     Inventories consisted of (in thousands):

                       May 31,     August 31,
                       1996        1995

     Raw materials     $264,534    $206,221
     Work-in-process   119,519     92,588

                       $384,053    $298,809



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

Note 5 - Acquisitions

     On March 18, 1996, Solectron exchanged approximately $14 million in shares of common stock and options for all of the outstanding stock and options of Fine Pitch Technology, Inc. (Fine Pitch) a provider of prototype services. This transaction was accounted for under the pooling of interests method. The results of operations of Fine Pitch are not considered material to Company's consolidated results of operations and accordingly pro-forma information has not been disclosed.

     On March 31, 1996, the Company completed its purchase of Texas Instruments Incorporated's custom manufacturing services (CMS) business (the TI transaction). This business, headquartered in Austin, Texas, was acquired for approximately $132 million. Under the terms of the agreement, Solectron purchased the CMS business in Austin, Texas and certain assets of the CMS business in Kuala Lumpur, Malaysia (collectively the CMS operations). The Company plans to transition the CMS business in Kuala Lumpur to Solectron's Penang, Malaysia operations over the course of the next 10 months. This transaction was accounted for under the purchase method of accounting. The acquisition resulted in goodwill of approximately $38 million which will be amortized on a straight line basis over 10 years.

The CMS operations' fiscal year ends July 31, 1996. The Company's consolidated financial position as of May 31, 1996 includes the financial position of the CMS operations as of April 30, 1996, and the Company's consolidated results of operations and cash flows for the three-month and nine-month periods ended May 31, 1996 include the results of operations and cash flows of the CMS operations for the month ended April 30, 1996.


     The following pro forma combined financial information gives affect to the acquisition of the CMS operations on a purchase accounting basis for the three month and nine month periods ended May 31, 1996 and 1995 as if the CMS operations had been acquired at the beginning of the periods presented. The preparation of this financial information requires the use of management's estimates. This pro forma financial information includes certain adjustments for goodwill amortization, increased depreciation expense, a decrease in interest income (related to the assumed liquidation of certain current investments for the purchase of the CMS operations), and the related income tax effects.

     This pro forma combined financial information is not purported to be indicative of the results that would have actually been obtained if the combination had been in effect during the periods indicated, or that may be obtained in the future. In addition, it does not reflect the effects of any synergy that might be achieved from the newly combined operations.

Pro forma financial information for the periods ended May 31, 1996:

                      Three Months      Nine Months
                      Ended May 31,     Ended May 31,
                      1996              1996

  Net Revenues          $767,027         $2,364,125
  Net Income             $28,958            $83,570
  Primary Earnings
    Per Share              $0.55              $1.62
  Fully Diluted
    Earnings Per Share     $0.55              $1.59


Pro forma financial information for the periods ended May 31, 1995:

                     Three Months      Nine Months
                     Ended May 31,     Ended May 31,
                     1995              1995

  Net Revenues          $618,965        $1,780,521
  Net Income             $20,616           $53,444
  Primary Earnings
    Per Share              $0.49             $1.26
  Fully Diluted
    Earnings Per Share     $0.43             $1.12





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

General

     Solectron's net sales are derived from sales to electronics system original equipment manufacturers. The majority of the Company's customers compete in the telecommunications, computer peripherals, workstation and personal computer segments of the electronics industry. The Company uses advanced manufacturing technologies in assembly and manufacturing management of complex printed circuit boards and electronics systems. A discussion of some of the potential fluctuations in operating results is discussed under "Trends and Uncertainties" below.

     As of June 30, 1996 the Company had manufacturing operations in eleven locations, five of which are overseas. On March 18, 1996, the Company acquired Fine Pitch Technology, Inc., a provider of prototype services. On March 31, 1996 Solectron completed its purchase of Texas Instruments Incorporated's custom manufacturing services
(CMS) business (the TI Transaction). Under the terms of the agreement, Solectron purchased TI's CMS business in Austin, Texas and certain assets at the Kuala Lumpur, Malaysia location. The Company intends to transition the business in Kuala Lumpur to Solectron's Penang, Malaysia operations over the next twelve months. This acquisition has been accounted for under the purchase method of accounting.

Results of Operations

     The electronics industry is subject to rapid technological change, product obsolescence and price competition. These and other factors affecting the electronics industry, or any of the Company's major customers in particular, could have a materially adverse effect on the Company's results of operations. See "Trends and Uncertainties -Potential Fluctuations in Operating
Results and Competition" below for further discussion of potential fluctuations in operating results.

     The following table sets forth, for the three months and nine months ended May 31, 1996 and 1995, certain items as a percentage of net sales. The table and the discussion below should be read in conjunction with the consolidated financial statements and notes thereto that appear elsewhere in this report.


                        Three Months Ended      Nine Months Ended
                             May 31,                 May 31,
                          1996       1995        1996       1995

Net sales                100.0 %    100.0 %     100.0 %    100.0 %
Cost of sales             89.5       89.9        90.0       90.4
  Gross profit            10.5       10.1        10.0        9.6

Operating expenses:
 Selling, general
  & administrative         3.8        3.7         3.5        3.5
 Research and
  development              0.2        0.2         0.2        0.1
   Operating income        6.5        6.2         6.3        6.0

Interest expense
  (income), net            0.3        0.2         0.1        0.3

Income before
  income taxes             6.2        6.0         6.2        5.7
Income taxes               2.1        2.1         2.1        1.9

 Net income                4.1%       3.9%       4.1%        3.8%



     Net sales for the three months and nine months ended May 31, 1996 increased 31.7% and 35.7%, respectively, over the comparable periods in the prior fiscal year. The increases in net sales are primarily due to the net effect of sales volume changes from existing customers and to a lesser extent, the addition of new sites to the Company. Sales increases have been particularly strong in the networking and telecommunications segment, however, the addition of new customers within numerous market segments is also a significant factor for the revenue increases. In the second quarter of fiscal 1996 the Company's sales volume in the personal computer and peripheral segments began to decline and subsequently level off in the third quarter. While this decline in sales revenue was offset by increases in sales revenue to customers in other market segments, there can be no assurance that sales to customers within any particular market segment will not experience decreases which could have an adverse effect on the Company's sales. For this reason, the Company is committed to seeking diversification of its customer base among many market segments and product lines within market segments.

     The Company's largest customer during the first nine months of fiscal 1996 was Hewlett-Packard Corporation (HP). Net sales to HP during both the three months and nine months periods ended May 31, 1996 accounted for 10.5% of consolidated net sales, compared to less than 10% for both the third quarter and the nine months ended May 31, 1995. For the nine months ended May 31, 1995, International Business Machines (IBM) represented the Company's largest customer with sales accounting for 22% of consolidated net sales. For the nine months ended May 31, 1996, sales to IBM were less than 10% of consolidated net sales. The decrease in sales to IBM as a percentage of consolidated net sales is in part due to a decrease and subsequent leveling off of sales to IBM in absolute dollar amounts at the Company's Bordeaux, France site. This decrease was in conjunction with the termination of the Company's manufacturing services agreement with IBM in December 1995. Net sales to the Company's top ten customers during the first nine months of fiscal 1996 accounted for 67% of consolidated net sales, compared to 71% in the first nine months of fiscal 1995.

     Net sales at the Company's foreign locations contributed 32% of consolidated net sales in the first nine months of fiscal 1996, compared to 40% in the first nine months of fiscal 1995. This is primarily due to the Company's domestic sites growing at an overall faster rate than its foreign sites. However, these rates can fluctuate significantly over time. Net sales at the Company's foreign locations for the third quarter of fiscal 1996 were 30%.
See "Trends and Uncertainties" below for a further discussion of potential fluctuations in operating results.

     The Company's operations in Milpitas, California contributed a substantial portion of the Company's net sales and operating income during the first nine months of fiscal 1996 and fiscal 1995. The results of the Company's Milpitas operations are expected to continue as a significant factor in the overall financial results of the Company. Any material change to the customer base, product mix, efficiency or other attributes of this site could have a material adverse effect on the Company's results of operations.

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

     Gross margins for the three months and nine months ended May 31, 1996 have improved over those of 1995 in part due to improved cost controls and changes in product mix.
The Company's sites in Charlotte, North Carolina, Bordeaux,
France and Penang, Malaysia have experienced the most notable increases in gross margins compared to the first nine months of 1995. However, we continue to experience margins at our site in Dunfermline, Scotland site which are substantially below those of the Company as a whole. This is largely due to inefficiencies resulting from changes in product complexity and decreases in sales within the personal computer and peripheral segments.

     Over time, gross margins at the individual sites and for the Company as whole may continue to fluctuate. Increases in turnkey business, additional costs associated with new projects, and price erosion within the electronics industry could adversely affect the Company's gross margin. Additionally, changes in product mix could cause the Company's gross margin to fluctuate. While the availability of raw materials appears adequate to meet the Company's current revenue projections through the remainder of fiscal 1996, component availability is still subject to lead time and other constraints which may limit the Company's revenue growth. Because of these factors and others discussed under "Trends and Uncertainties" below, there can be no assurance that the Company's gross margin will not fluctuate or decrease in future periods.

     Selling, general and administrative (SG&A) expenses as a percentage of net sales have remained relatively consistent for the three month and nine month periods ended May 31, 1996 compared to the comparable periods of fiscal 1995. In absolute dollar amounts, SG&A expenses increased during the third quarter and first nine months of fiscal 1996 relative to the comparable periods of fiscal 1995. The increases during these periods are due primarily to growth in infrastructure such as personnel and related departmental expenses at all manufacturing locations to support the increased size and complexity of the Company's business and the addition of new sites in Germany, Malaysia (Johor), California (Fine Pitch), and most recently Texas. The Company anticipates SG&A expenses will continue to increase in the future in terms of absolute dollars as the Company continues to build the infrastructure necessary to support its current and prospective business.

     The Company's research and development activities are focused primarily on refinement of prototype engineering, the development of concurrent engineering, fine pitch interconnection technologies (which include ball-grid array, tape-automated bonding, multichip modules, and other direct chip attachment technologies), reliability test technology (mechanical deflection system and accelerate thermal cycling test), no-clean soldering processes, fluxless soldering process, and lead free soldering process. R&D expenses did not change significantly in the third quarter or first nine months of fiscal 1996 compared to the same periods in 1995. Research and development expenses are not expected to change significantly in the near future.

     As a result of issuing the new convertible subordinated notes in February, 1996 and the senior notes in March, 1996, (please refer to the "Liquidity and Capital Resources" section below for a detailed description of these "new issues"), interest expense for the three months and nine months ended May 31, 1996 has increased over the same periods in 1995. The increase in interest expense was offset in part by a reduction in interest expense due to the conversion of the remaining LYONs notes during the quarter. Interest expense on the new issues is expected to be approximately $25 million annually and will be partially offset by interest earned on undeployed cash.

Liquidity and Capital Resources

     Working capital was $741 million as of May 31, 1996. This reflects the net proceeds from the completion of the Company's private placement of $230 million aggregate principle amount of its 6% convertible subordinated notes due 2006 completed at the end of the second quarter of fiscal 1996 and the $150 million aggregate principle amount of its 7-3/8 senior notes due 2006 completed early in the third quarter of fiscal 1996, (collectively the "notes"). Approximately $132 million of the proceeds from the notes was used to complete the TI transaction in March 1996, the remainder will be used to finance the working capital of the Company. Interest expense on the notes is expected to be approximately $25 million annually and will be offset in part by interest earned on undeployed cash. The Company believes the proceeds from these offerings, cash generated from operations together with the Company's available credit will provide adequate working capital for the foreseeable future.

     On May 6, 1996 the Company called for redemption of all of the Company's remaining Liquid Yield Option Notes, (the
"LYONs notes") which triggered the complete conversion of those notes to common stock.

     Inventory levels fluctuate directly with the volume of the Company's manufacturing. Changes or significant fluctuations in product market demands can cause fluctuations in inventory levels which may result in changes in levels of inventory turns and liquidity. Historically, the Company has been able manage it's inventory levels with regard to these fluctuations. However, should permanent material decreases or material fluctuations occur in product demand, the Company could experience an increase in inventory levels resulting in slower turns and reduced liquidity.

     During the first three quarters of fiscal 1996, the Company invested approximately $92 million in capital expenditures. Approximately, $17 million of this investment went to replace equipment which was retired or sold. The net book value of the retired and sold equipment was not significant. The remaining investment was mainly in new equipment, primarily surface mount assembly and test equipment, to meet current and expected production levels. For the remainder of fiscal 1996 total capital expenditures at existing facilities including the CMS site in Austin, Texas are expected to be in the range of $20 to $35 million.

     In addition to the Company's working capital as of May 31, 1996, the Company has available a $100 million unsecured domestic revolving credit facility and $47 million in available foreign credit facilities. Beginning in September 1997, the Company will be required to pledge approximately $52 million of cash or marketable securities as collateral for its obligation under the terms of the Company's operating lease for its facilities in Milpitas, California.

Trends and Uncertainties

Customer Concentration; Dependence in the Electronics
Industry

     In the second quarter of fiscal 1996 the Company's sales volume in the personal computer and peripheral segments began to decline and subsequently level off in the third quarter. While this decline in sales revenue was offset by increases in sales revenue to customers in other market segments, there can be no assurance that sales to customers within any particular market segment will not experience decreases which could have an adverse effect on the Company's sales.

     A small number of customers are currently responsible for a significant portion of the Company's net sales. In the three and nine month periods ended May 31, 1996 and in the fiscal years 1995, 1994, and 1993 the Company's ten largest customers accounted for over 66% of consolidated net sales. The Company is dependent upon continued revenues from its top ten customers. Any material delay, cancellation or reduction of orders from these or other customers could have a material adverse effect on the Company's results of operations. The Company's largest customer during the first nine months of fiscal 1996 was Hewlett-Packard Corporation (HP). Net sales to HP during this period accounted for 10.5% of consolidated net sales, compared to less than 10% in the first nine months of fiscal 1995. For the nine months ended May 31, 1995, International Business Machines (IBM) represented the Company's largest customer with sales accounting for 22% of consolidated net sales. For the nine months ended May 31, 1996, sales to IBM were less than 10% of total consolidated sales. The Company had a manufacturing services agreement with IBM at its Bordeaux, France facility which expired on December 31, 1995. There can be no assurances that the Company will continue to do business with IBM, HP or any other customer.

     The percentage of the Company's sales to its major customers may fluctuate from period to period. Significant reductions in sales to any of these customers would have a materially adverse effect on the Company's results of operations. The Company has no firm long-term volume purchase commitments from its customers, and over the past few years has experienced reduced lead-times in customer orders. In addition, customer contracts can be canceled and volume levels can be changed or delayed. The timely replacement of canceled, delayed or reduced contracts with new business cannot be assured. These risks are increased because a majority of the Company's sales are to customers in the electronics industry, which is subject to rapid technological change and product obsolescence. The factors affecting the electronics industry in general, or any of the Company's major customers in particular, could have a material adverse effect on the Company's results of operations.

Management of Growth; Geographic Expansion

     The Company has experienced substantial growth over the last five fiscal years, with net sales increasing from $265.4 million in fiscal 1991 to $2.1 billion in fiscal year 1995. In recent years, the Company has acquired facilities in six locations, including the Company's most recent purchase of the custom manufacturing services ("CMS") business of Texas Instruments Incorporated located in Austin, Texas. There can be no assurance that the Company's historical revenue growth will continue or that the Company will successfully manage the integration of the CMS business or any other business it may acquire in the future. As the Company manages its existing operations and expands geographically, it may experience certain inefficiencies as it integrates new operations and manages geographically dispersed operations. In addition, the Company's results of operations could be adversely affected if its new facilities do not achieve growth sufficient to offset increased expenditures associated with geographic expansion. Should the Company increase its expenditures in anticipation of a future level of sales which does not materialize, its profitability would be adversely affected. On occasion, customers may require rapid increases in production which can place an excessive burden on the Company's resources.

Custom Manufacturing Services Acquisition from Texas
Instruments Incorporated

     The acquisition of the CMS business from Texas
Instruments Incorporated entails a number of risks, including successfully managing the transition of customers from TI to Solectron, employees at the Austin site from TI to Solectron, integrating purchasing operations and information systems and managing a larger and more geographically disparate business. In addition, the CMS business will increase the Company's expenses and working capital requirements. The Company believes it has adequate resources and capabilities to successfully manage the integration of the CMS business into Solectron's business.
In the event the Company is unsuccessful in these efforts, the Company's results of operations could be materially adversely affected.

International Operations

     As a result of its foreign sales and facilities, the Company's operations are subject to risks of doing business abroad, including but not limited to, fluctuations in the value of currency, export duties, changes to import and export regulations (including quotas), possible restrictions on the transfer of funds, employee turnover, labor unrest, longer payment cycles, greater difficulty in collecting accounts receivable, the burdens and costs of compliance with a variety of foreign laws and, in certain parts of the world, political instability. While to date these factors have not had an adverse impact on the Company's results of operations, there can be no assurance that there will not be such an impact in the future. In addition, the Company currently benefits from a tax holiday in its Penang, Malaysia site which expires in January, 1997. The Company is seeking to have the tax holiday extended. If the tax holiday is not extended, the Company's effective income tax rate would likely increase.

Availability of Components

     A substantial portion of the Company's net sales are derived from turnkey manufacturing in which the Company provides both materials procurement and assembly. In turnkey manufacturing, the Company potentially bears the risk of component price increases, which could adversely affect the Company's gross profit margins. At various times there have been shortages of components in the electronics industry. If significant shortages of components should occur, the Company may be forced to delay manufacturing and shipments, which could have a materially adverse effect on the Company's results of operations.

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

Intellectual Property Protection

     The Company's ability to compete may be affected by its ability to protect its proprietary information. The Company obtained a limited number of U.S. patents in 1995 related to the process and equipment used in it's surface mount technology. The Company believes these patents are valuable. However, there can be no assurance that these patents will provide meaningful protection for the Company's manufacturing process and equipment innovations.

     There can be no assurance that third parties will not assert infringement claims against the Company or its customers in the future. In the event a third party does assert an infringement claim, the Company may be required to expend significant resources to develop a non-infringing manufacturing process or to obtain licenses to the manufacturing process which is the subject of litigation. There can be no assurance that the Company would be successful in such development or that any such licenses would be available on commercially acceptable terms, if at all. In addition, such litigation could be lengthy and costly and could have a material adverse effect on the Company's financial condition regardless of the outcome of such litigation.

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

               None

     Item 3:   Defaults upon Senior Securities

               None

     Item 4:   Submission of Matters to a Vote of Security Holders

               None

     Item 5:   Other Information

               The Company is pleased to announce that on April 3, Heinz Fridrich was elected to the Company's board of directors. Mr. Fridrich, a native of Stuttgart, Germany was the vice president of corporate manufacturing upon his retirement from IBM in 1993. He is currently a resident of Florida and a member of the faculty of the University of Florida. He also serves on the board of directors of Central Hudson Gas and Electric Company in Poughkeepsie, New York. Mr. Fridrich holds an M.S. degree in industrial engineering from the Massachusetts Institute of Technology and a B.S. degree in engineering from the University of Esslingen, in Germany.

     Item 6:   Exhibits and Reports on Form 8-K

          (a)  Exhibits

               11.1 Statement re: Computation of Net Income per Share

          (b)  Reports on Form 8-K

               On March 15, 1996 the Company filed a current report on form 8-K announcing its senior debt offering.

               On April 15, 1996 the Company filed a current report on form 8-K announcing the Company had effected the purchase of Texas Instruments Incorporated's
               (TI) custom manufacturing business (CMS) in Austin, Texas, and certain assets of TI's CMS business in Kuala Lumpur, Malaysia. The filing included pro forma financial data reflecting the TI CMS acquisition.






SOLECTRON CORPORATION



SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                              SOLECTRON CORPORATION
                              (Registrant)



Date: July 8, 1996                 By: /s/ Koichi Nishimura
                                   Dr. Koichi Nishimura
                                   President &
                                   Chief Executive Officer



Date: July 8, 1996                 By: /s/ Susan S. Wang
                                   Susan S. Wang
                                   Senior Vice President, Chief
                                   Financial Officer and Secretary
                                   (Principal Financial and
                                   Accounting Officer)