Form 10-K
period 1996-08-30
SOLECTRON CORP
filed 1996-11-26
CIK 835541

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.
_____________________

FORM 10-K
ANNUAL REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
______________________________________________
Mark One
[x] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]
For the Fiscal Year Ended August 31, 1996, or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s)), and (2) has been subject to such filing requirements for the past 90 days.
YES     ______X____1                    NO __________

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the Registrant's Common Stock held by non-affiliates on November 15, 1996 (based upon the last reported price of the Common Stock on the New York Stock Exchange on such date)was $3,091 million.

As of November 15, 1996, there were 52,966,689 shares of the Registrant's Common Stock outstanding.

                        DOCUMENTS INCORPORATED BY REFERENCE

The Registrant's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on January 9, 1997, which the Company will file with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this report is incorporated by reference in Part III of this Form 10-K to the extent stated herein.

                           SOLECTRON CORPORATION
                       1996 FORM 10-K ANNUAL REPORT
                             TABLE OF CONTENTS


                                  Part I
                                                                        Page

Item 1.          Business                                                 3

Item 2.          Properties                                               9

Item 3.          Legal Proceedings                                        9

Item 4.          Submission of Matters to a Vote of Security Holders      9


                                  Part II

Item 5.          Market for the Registrant's Common Equity and
                 Related Stockholder Matters                             10

Item 6.          Selected Financial Data                                 10

Item 7.          Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                     11

Item 8.          Financial Statements and Supplementary Data             18

Item 9.          Changes in and Disagreements with Accountants on
                 Accounting and Financial Disclosure                     35


                               Part III

Item 10.         Directors and Executive Officers of the Registrant      36

Item 11.         Executive Compensation                                  38

Item 12.         Security Ownership of Certain Beneficial Owners and
                 Management                                              38

Item 13.         Certain Relationships and Related Transactions          38


                               Part IV

Item 14.         Exhibits, Financial Statement Schedules and Reports
                 on Form 8-K                                             39

                 Signatures                                              40








                             PART I

ITEM 1.                   SOLECTRON BUSINESS

     Solectron Corporation is an independent provider of customized manufacturing services to electronics original equipment manufacturers (OEMs). Solectron provides a wide variety of pre-manufacturing, manufacturing, and post-manufacturing services. Solectron's goal is to offer its customers the significant competitive advantages that can be obtained from manufacturing outsourcing such as access to advanced manufacturing technologies, shortened product time-to-market, reduced cost of production, and more effective asset utilization. Solectron currently conducts operations in the Western, Southwestern and Eastern United States, Europe and Southeast Asia. Solectron believes that the geographically diverse locations of its facilities enable it to build closer regional relationships with its customers and to better meet its customers' cost and local market content requirements.

    Solectron Corporation was incorporated in California in August 1977. Solectron's corporate headquarters are located at 777 Gibraltar Drive, Milpitas, California 95035. Solectron's telephone number is (408) 957-8500.

     The information contained within this overview of the business, is qualified in its entirety by, and is subject to, the detailed information, consolidated financial statements and notes thereto contained elsewhere within this document under "Management's Discussion and Analysis of Financial Condition and Results of Operations", "Financial Statements and Supplementary Data".

Industry Overview

     Solectron is benefiting from increased worldwide market acceptance of, and reliance upon, the use of manufacturing specialists by many electronics OEMs. Solectron believes the trend towards outsourcing manufacturing will continue. OEMs utilize manufacturing specialists for many reasons including the following:

     Reduce Time to Market. Due to intense competitive pressures in the electronics industry, OEMs are faced with increasingly shorter product life-cycles and therefore have a growing need to reduce the time required to bring a product to market. OEMs can reduce their time to market by using a manufacturing specialist's manufacturing expertise and infrastructure.

     Reduce Investment. As electronic products have become more technologically advanced and shipped in greater unit volumes, the necessary investment required for internal manufacturing has increased significantly for working capital, capital equipment, labor, systems, and infrastructure. Use of manufacturing specialists enables OEMs to gain access to advanced, high volume manufacturing capabilities while substantially reducing overall resource requirements.

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

     Access Leading Manufacturing Technology. Electronic products and electronics manufacturing technology have become increasingly sophisticated and complex, making it difficult for OEMs to maintain the necessary technological expertise to manufacture products internally. OEMs are motivated to work with a manufacturing specialist in order to gain access to the specialist's expertise in interconnect, test, and process technologies.

     Improve Inventory Management and Purchasing Power. Electronics industry OEMs are faced with increasing difficulties in planning, procuring, and managing their inventories efficiently due to frequent design changes, short product life-cycles, large investments in electronic components, component price fluctuations, and the need to achieve economies of scale in materials procurement. OEMs can reduce production costs by using a manufacturing specialist's volume procurement capabilities. In addition, a manufacturing specialist's expertise in inventory management can provide better control over inventory levels and increase the OEM's return on assets.

     Access Worldwide Manufacturing Capabilities. OEMs are increasing their international activities in an effort to lower costs and access foreign markets. Manufacturing specialists with worldwide capabilities are able to offer such OEMs a variety of manufacturing location options to better address their objectives regarding cost, shipping location, frequency of interaction with manufacturing specialists, and local content requirements of end-market countries.

Strategy

     Solectron's goal is to offer its customers the significant competitive advantages of manufacturing outsourcing, such as access to advanced manufacturing technologies, shortened product time-to-market, reduced cost of production, and more effective asset utilization. To achieve this goal Solectron's strategy emphasizes the following key elements:

     Quality. Solectron believes that product quality is a critical success factor in the electronics manufacturing market. Solectron strives for continuous improvement of its processes and has adopted a number of quality improvement and measurement techniques to monitor its performance. Solectron has received numerous superior service and quality awards, including the Malcolm Baldrige National Quality Award in 1991, the State of California Governor's Golden State Award in 1994, the North Carolina Quality Leadership Award in 1996, the Malaysian Quality Management Excellence Award in 1996, the Texas Quality Award in 1996, and numerous awards from its customers. All of Solectron's manufacturing facilities, except for Everett, Washington and the recently acquired Fine Pitch Technology, Inc., are certified under ISO-9002, an international quality standard for manufacturing and distribution management systems.

     Manufacturing Partnerships. An important element of Solectron's strategy is to establish partnerships with major and emerging OEM leaders in diverse segments across the electronics industry. Solectron's customer base consists of leaders in industry segments such as networking, telecommunications, workstations, personal computers, computer peripherals, instrumentation, semiconductor equipment, and avionics. Due to the costs inherent in supporting customer relationships, Solectron focuses its efforts on customers with which the opportunity exists to develop long-term business partnerships. Solectron's goal is to provide its customers with total manufacturing solutions for both new and more mature products, as well as across product generations. Solectron's manufacturing services range from providing just-in-time delivery on low to medium volume turnkey and consignment projects and projects that require more value-added services, to servicing OEMs that require price-sensitive, high-volume production.

     Turnkey Capabilities. Another element of Solectron's strategy is to provide a complete range of manufacturing management and value-added services, including materials management, board design, concurrent engineering, assembly of complex printed circuit boards and other electronic assemblies, test engineering, software manufacturing, accessory packaging, and post-manufacturing services. Solectron believes that as manufacturing technologies become more complex and as product life-cycles shorten, OEMs will increasingly contract for manufacturing on a turnkey basis as they seek to reduce their time to market and capital asset and inventory costs. A substantial portion of Solectron's revenue is from its turnkey business. Solectron believes that the ability to manage and support large turnkey projects is a critical success factor and a significant barrier to entry for the market it serves. In addition, Solectron believes that due to the difficulty and long lead-time required to change manufacturers, turnkey projects generally increase an OEM's dependence on its manufacturing specialist, resulting in greater stability of Solectron's customer base and in closer working relationships. Solectron has been successful in establishing sole source positions with many of its customers for certain of their products.

     Advanced Manufacturing Process Technology. Solectron intends to continue to offer its customers the most advanced manufacturing process technologies, including surface mount technology (SMT) assembly and testing and emerging interconnect technologies. Solectron has developed substantial SMT expertise including advanced, vision-based component placement equipment. Solectron believes that the cost of SMT assembly facilities and the technical capability required to operate a high-yield SMT operation are significant competitive factors in the market for electronic assembly. Solectron also has the capability to manufacture using tape-automated-bonding, chip-on-substrate, chip-on-flex, ball-grid arrays, and other more advanced manufacturing processes. However, to date Solectron has not utilized these manufacturing processes on a significant scale.

     Diverse Geographic Operations. An important element of Solectron's strategy is to establish production facilities in areas of high customer density or where manufacturing efficiencies can be achieved. Solectron currently has operations in the Western, Southwestern and Eastern United States, Europe and Southeast Asia. Solectron believes that its facilities in these diverse geographic locations enable Solectron to better address its customers' objectives regarding cost, shipping location, frequency of interaction with manufacturing specialists and local content requirements of endmarket countries. In addition, Solectron has a business development office in Tokyo, Japan. Solectron intends to continue to expand its operations as necessary to continue to serve its existing customers and to develop new business.

International Manufacturing Capability

     Western United States. Solectron's headquarters and largest manufacturing operations are located in Silicon Valley, principally in Milpitas, California. Solectron believes that the location of these facilities in one of the largest concentrations of OEM electronics manufacturers permits it to more efficiently provide electronic assembly, manufacturing management, and other services to such OEMs. In addition, Solectron has a smaller site strategically located in Everett, Washington to help serve Solectron's customers in the Pacific Northwest and elsewhere.

     In March 1996, Solectron completed its acquisition of Fine Pitch Technology, Inc., headquartered in San Jose, California. Fine Pitch Technology provides extensive prototype services for electronics OEMs, further enhancing Solectron's ability to address the needs of design teams who require almost immediate availability of highly complex prototype assemblies.

    Subsequent to the 1996 fiscal year end, the Company announced it has reached a definitive agreement to acquire Force Computers, Inc., an independent manufacturer and supplier of VME and embedded computer platforms based on open systems technology, with expertise in ASIC design, software development, board design, systems integration and manufacturing. Force Computers also provides support services, such as system configurations, application consulting, and training to its customers. This strategic acquisition of Force Computers is expected to further enhance the Company's array of services, particularly in pre-manufacturing areas. The acquisition, which is expected to be completed in December 1996, is subject to various closing conditions, including obtaining Force Computers' shareholder approval. Force Computers' corporate headquarters are located in San Jose, California. Its European headquarters and a significant portion of its manufacturing operations are located in Munich, Germany. Force Computers also has direct subsidiaries located in the United Kingdom, France, Sweden, Belgium, Israel and Japan all of which provide sales support. There can be no assurance that the transaction will close or that if closed, the Company will successfully integrate the Force Computers business into its operations.

     Southwestern United States. In March 1996, Solectron acquired the Custom Manufacturing Services business located in Austin, Texas from Texas Instruments Incorporated (TI). This facility is staffed primarily by former TI personnel with extensive manufacturing experience. Solectron believes that the Austin facility is situated in a geographic region with strong growth of electronics OEMs which will allow Solectron to better service its existing customers and to attract new ones.

     Eastern United States. Solectron's Eastern United States operations are located in Charlotte, North Carolina. This facility is staffed by personnel with extensive electronics manufacturing and product design experience. Solectron believes that the Charlotte facility allows it to better pursue new business opportunities with new and existing customers having Eastern United States operations because of Charlotte's status as a transportation hub and its relative proximity to major Eastern United States electronics markets. Subsequent to Solectron's 1996 fiscal year end, Solectron announced its intention to add a facility in the Boston, Massachusetts area during fiscal 1997.

     Europe. Solectron has three European sites. One site is located in Bordeaux, France. This facility was purchased from International Business Machines Corporation (IBM) in September 1992. Solectron also has operations in Dunfermline, Scotland. Solectron believes that this facility allows it to better serve the many electronics OEMs located in the United Kingdom and Ireland. In November 1995, Solectron completed the acquisition of Hewlett-Packard Company's printed circuit board assembly operation in Boeblingen, Germany. Over time, this facility is expected to allow Solectron to better serve the German market and Hewlett-Packard.

     Southeast Asia. Solectron's Southeast Asia manufacturing operations are primarily located in Penang, Malaysia. The Penang operation was established to better serve the needs of OEMs requiring price-sensitive, high-volume production capabilities and to provide more efficient manufacturing services to customers located in Southeast Asia. The facility currently provides electronics assembly, materials management, and other services to customers located in Malaysia, Singapore, Japan, the United States, and other locations. During fiscal 1996, Solectron further expanded its Penang operations and added a facility in Johor, Malaysia, and purchased TI's Custom Manufacturing Services operations in Kuala Lumpur, Malaysia. The operations of the Kuala Lumpur location are being transferred to Solectron's Penang facility during fiscal 1997. Solectron intends to add a facility in Suzhou, China during fiscal 1997.

     As Solectron manages the existing operations and expands geographically, it may experience certain inefficiencies from the management of geographically dispersed operations. In addition, Solectron's results of operations will be adversely affected if these new facilities do not achieve revenue growth sufficient to offset increased expenditures associated with geographic expansion.

     In fiscal 1996, approximately 30% of Solectron's sales were from operations outside of the United States. As a result of continuous customer demand overseas, Solectron expects foreign sales to increase. Solectron's foreign sales and operations are subject to risks of doing business abroad, including fluctuations in the value of currency, export duties, import controls and trade barriers (including quotas), restrictions on the transfer of funds, employee turnover, work stoppages, longer payment cycles, greater difficulty in accounts receivable collection, burdens of complying with a wide variety of foreign laws and, in certain parts of the world, political instability. While to date these factors have not had an adverse impact on Solectron's results of operations, there can be no assurance that there will not be such an impact in the future.

Manufacturing

  Solectron's Approach

     To achieve excellence in manufacturing, Solectron combines advanced manufacturing technology, such as computer-aided manufacturing and testing, with Japanese manufacturing techniques, including just-in-time manufacturing, total quality control, statistical process control, and continuous flow manufacturing. Just-in-time manufacturing is a production technique which minimizes work-in-process inventory and manufacturing cycle time while enabling Solectron to deliver products to customers in the quantities and time frame required. Total quality control is a management philosophy which seeks to impart high levels of quality in every operation of Solectron and is accomplished by the setting of quality objectives for every operation, tracking performance against those objectives, identifying work flow and policy changes required to achieve higher quality levels, and a commitment by executive management to support changes required to deliver higher quality. Statistical process control is a set of analytical and problem-solving techniques based on statistics and process capability measurements through which Solectron can track process inputs and resulting quality and determine whether a process is operating within specified limits. The goal is to reduce variability in the process, as well as eliminate aberrations which contribute to quality below the acceptable range of each process performance standard.

     In order to successfully implement these management techniques, Solectron has developed the ability to collect and utilize large amounts of data in a timely manner. Solectron believes this ability is critical to a successful assembly operation and represents a significant competitive factor, especially in large turnkey projects. To manage this data, Solectron uses sophisticated computer systems for material resource planning, shop floor control, work-in-process tracking, statistical process control, and activity-based product costing.

     In implementing its manufacturing approach, Solectron emphasizes timely delivery and accurate, up-to-date documentation for each product. Solectron develops an appropriate production process and a complete set of manufacturing process instructions, inspection plans, and a quality assurance plan. In the case of turnkey orders, Solectron analyzes each customer's materials specifications to identify the suppliers from whom to purchase the materials. Solectron then plans and executes purchase orders and receives, inspects and warehouses components, expedites critical components, and delivers a complete set of components to the production floor for assembly in sufficient time to meet customer requirements.

     Responsiveness to customers, particularly as to engineering changes once manufacturing has commenced, is an important component of Solectron's manufacturing approach. Many products manufactured by Solectron are in the early stages of their product life cycle and therefore may have many design or engineering changes. Upon receiving an engineering change notice, Solectron identifies the impact of such changes on the production process, current inventory, and open purchase orders. To support a continuous production flow while minimizing excess and obsolete inventory costs for the customer, Solectron restructures bills of material and expedites orders for new components, as authorized. Solectron also identifies and makes changes to its manufacturing instructions and test plans. In order to assure prompt customer response, Solectron assigns each project a project manager, quality assurance engineer, product engineer, test engineer, and customer service representative. Solectron maintains regular contact with its customers to assure adequate information exchange, document control, and activities coordination necessary to support a high level of quality and on-time delivery.

  Electronics Assembly and Other Services

     Solectron's electronics assembly activities consist primarily of the placement and attachment of electronic and mechanical components on printed circuit boards and flexible cables. Solectron also assembles higher-level sub-systems and systems incorporating printed circuit boards and complex electromechanical components, in some cases manufacturing and packaging products for shipment directly to its customers' distributors. In addition, Solectron provides other manufacturing services including refurbishment and remanufacturing. Solectron manufactures on a turnkey basis, directly procuring some or all of the components necessary for production, and on a consignment basis, where the OEM customer supplies all or some components for assembly.

     In conjunction with its assembly activities, Solectron also provides computer-aided testing of printed circuit boards, sub-systems and systems, which contributes significantly to Solectron's ability to deliver high quality products on a consistent basis. Solectron has developed specific strategies and routines to test board and system level assemblies. In-circuit tests verify that all components have been properly inserted and that the electrical circuits are complete. Functional tests determine if the board or system assembly is performing to customer specifications. Solectron either designs and procures test fixtures and develops its own test software or utilizes its customers' existing test fixtures and test software. In addition, Solectron provides environmental stress tests of the board or system assembly.

     Solectron provides turnkey manufacturing management to meet its customers' requirements, including procurement and materials management and consultation on board design and manufacturability. Individual customers may select various services from among Solectron's full range of turnkey capabilities.

     Procurement and materials management consists of the planning, purchasing, expediting, warehousing, preparing, and financing of the components and materials required to assemble a printed circuit board or electronic system. OEMs have increasingly utilized electronic manufacturing specialists to purchase all or some components directly from component manufacturers or distributors and to finance and warehouse the components.

     Solectron also assists its customers in evaluating board designs for manufacturability. Solectron evaluates the board design for ease and quality of manufacture and, when appropriate, recommends design changes to reduce manufacturing costs or lead times or to increase the quality of finished assemblies. Solectron also offers board design services for a fee. Board design services consist of the engineering and design associated with the arrangement and interconnection of specified components on printed circuit boards to achieve an OEM's desired level of functionality.

Sales and Marketing

     Sales and marketing at Solectron is an integrated process involving direct salespersons and project managers, as well as Solectron's senior executives. Solectron's sales resources are directed at multiple management and staff levels within targeted accounts. Solectron also uses independent sales representatives in certain geographic areas. Solectron also receives unsolicited inquiries resulting from advertising and public relations activities, as well as referrals from current customers. These opportunities are evaluated against Solectron's customer selection criteria and are assigned to direct salespersons or independent sales representatives, as appropriate. Historically, Solectron has had substantial recurring sales from existing customers.

     Over 80% of Solectron's net sales during fiscal 1996 were derived from customers which were also customers during fiscal 1995. Although Solectron seeks to diversify its customer base, a small number of customers currently are responsible for a significant portion of Solectron's net sales. During fiscal 1996, 1995, and 1994, Solectron's ten largest customers accounted for 64%, 70%, and 70% of consolidated net sales, respectively. However, with the exception of Hewlett-Packard Company, which represented 11% of sales in fiscal 1996, IBM Corporation which represented 21% and 28% of net sales in fiscal 1995 and 1994, respectively, and Apple Computer, Inc. which represented 12% of net sales in fiscal 1994, no other individual customer accounted for more than 10% of Solectron's net sales in any of these years.

Backlog

     Backlog consists of contracts or purchase orders with delivery dates scheduled within the next twelve months. At August
31, 1996, Solectron's backlog was approximately $612 million. The backlog was approximately $520 million at August 31, 1995.
Because customers may cancel or reschedule deliveries, backlog is not a meaningful indicator of future financial results.

Competition

     The electronic assembly and manufacturing industry is comprised of a large number of companies, several of which have achieved substantial market share. Solectron also faces competition from current and prospective customers which evaluate Solectron's capabilities against the merits of manufacturing products internally. Solectron competes with different companies depending on the type of service or geographic area. Certain of Solectron's competitors have broader geographic breadth. They also may have greater manufacturing, financial, research and development, and marketing resources than Solectron. Solectron believes that the primary basis of competition in its targeted markets is manufacturing technology, quality, responsiveness, the provision of value-added services, and price. To remain competitive, Solectron must continue to provide technologically advanced manufacturing services, maintain quality levels, offer flexible delivery schedules, deliver finished products on a reliable basis, and compete favorably on the basis of price. Solectron currently may be at a competitive disadvantage as to price when compared to manufacturers with lower cost structures, particularly with respect to manufacturers with established facilities where labor costs are lower.

Employees

     As of August 31, 1996, Solectron employed 12,999 persons, including 2,218 temporary employees. Of Solectron's 12,999 persons employed, 4,596 were employed by Solectron's foreign operations.

Patents and Trademarks

     Solectron has obtained a limited number of U.S. patents related to the process and equipment used in its surface mount technology. These patents are considered valuable to Solectron.

     Although Solectron does not believe that its manufacturing process infringes on the intellectual property rights of third parties, there can be no assurance that third parties will not assert infringement claims against Solectron in the future. If such an assertion were to be made, it may become necessary or useful for Solectron to enter into licensing arrangements or to resolve such an issue through litigation. However, there can be no assurance that such license rights would be available to Solectron on commercially acceptable terms or that any such litigation could be resolved favorably. Additionally, such litigation could be lengthy and costly and could have a material adverse effect on Solectron's financial condition regardless of the outcome of such litigation.

     Solectron does not believe that trademark protection is an important competitive factor in its market.


ITEM 2:       PROPERTIES

     The Company's domestic manufacturing facilities are located in California, Texas, North Carolina and Washington. In and around Milpitas, California, Solectron California Corporation leases approximately 1,319,000 square feet of facilities under leases expiring through 2001 and subleases approximately 29,000 square feet to a third party on a short term lease. In connection with the March 1996 acquisition of the CMS business, the Company leases approximately 456,000 square feet in Austin, Texas. This lease is subject to expiration in 1999. In Charlotte, North Carolina, the Company owns facilities of approximately 247,000 square feet on 73 acres of land and occupies an additional facility of approximately 40,000 square feet under a short-term lease. In Everett, Washington, the Company leases approximately 75,000 square feet.

    In Europe, the Company owns approximately 319,000 square feet of facilities on 240 acres of land in Bordeaux, France. In Dunfermline, Scotland, the Company owns two facilities totaling approximately 213,000 square feet on approximately 15 acres of land. In connection with the November 1995 acquisition of it's site in Boeblingen, Germany, the Company now leases facilities in Boeblingen, approximating 54,000 square feet.

     The Company's Asian manufacturing operations are located in Penang and Johor Malaysia, with temporary operations in Kuala Lumpur, Malaysia. The Company owns facilities of 228,000 square feet in Malaysia, and 42,000 square feet in Johor. The facilities in Kuala Lumpur approximate 25,000 square feet.

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




PART II

ITEM 5:       MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
              STOCKHOLDER MATTERS

Common Stock Information
     The following table sets forth the quarterly high and low per share sales prices of Solectron's Common Stock for the two-year period ending August 31, 1996, as quoted on the New York Stock
Exchange.

                                                High         Low
                                               ------       ------
Fiscal 1995
      First Quarter                            31 3/8       24 3/4
      Second Quarter                           27 1/4       22 1/2
      Third Quarter                            31           22 7/8
      Fourth Quarter                           38 5/8       30 1/8

Fiscal 1996
      First Quarter                            43 5/8       35
      Second Quarter                           50 1/8       36 1/2
      Third Quarter                            50           40 1/4
      Fourth Quarter                           43 7/8       31

     Solectron has not paid any dividends since its inception and does not intend to pay any dividends in the foreseeable future. Additionally, the covenants to the Company's financing agreements prohibit the payment of cash dividends. At August 31, 1996, there were approximately 1,162 shareholders of record based on data obtained from the Company's transfer agent..


ITEM 6:  SELECTED FINANCIAL DATA

     The following selected historical financial information of Solectron has been derived from the historical consolidated financial statements and should be read in conjunction with the consolidated financial statements and the notes included therein.

                            Five year selected financial highlights
                             (in thousands, except per share data)
                                               Years Ended August 31,
                                    -------------------------------------------
                                    1996       1995        1994       1993      1992
                                   ------     ------      ------     ------    -----
Consolidated Statements of Income Data:

Net sales                       $2,817,191  $2,065,559  $1,456,779  $836,326  $406,883
Operating income                   175,425     123,434      88,350    53,140    27,153
Income before income taxes         173,077     120,494      84,159    48,613    24,144
Net income                         114,232      79,526      55,545    30,600    14,488
Fully diluted net income per share   $2.17       $1.62       $1.18     $0.75     $0.44

                                                 As of August 31,
                                   -------------------------------------------
                                   1996      1995      1994      1993      1992
                                  -----     ------     -----     -----     -----
Consolidated Balance Sheet Data:

Working capital                $  786,355  $355,603  $309,203  $265,025  $199,254
Total assets                    1,452,198   940,855   766,395   603,285   308,737
Long-term debt and capital
  lease obligations               386,927    30,043   140,709   137,011   130,933
Shareholders' equity           $  700,569  $538,141  $330,789  $260,980  $104,245



ITEM 7:                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                        OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following Management's Discussion and Analysis of Financial Condition and Results of operations contains forward-looking statements which involve risks and uncertainties. Solectron's actual results could differ materially from those anticipated in these forward looking statements as a result of certain factors, including those factors set forth under "Risks and Uncertainties" below.

General

     Solectron's net sales are derived from sales to electronics systems original equipment manufacturers (OEMs). The majority of Solectron's customers compete in the telecommunications, computer peripherals, workstation, and personal computer sectors of the electronics industry segment. Solectron uses advanced manufacturing technologies in assembly and manufacturing management of complex printed circuit boards and electronics systems. Solectron also provides pre-manufacturing and post-manufacturing services. A discussion of some of the potential fluctuations in operating results is discussed under "Risks and Uncertainties".

     Solectron's operating results are affected by a number of factors, including the material content and volume of products built, manufacturing efficiencies, utilization of capacity, start-up costs associated with new customer projects, the degree of turnkey manufacturing, and price competition. Turnkey manufacturing currently represents a substantial portion of Solectron's sales. Turnkey projects, in which Solectron procures some or all of the components necessary for production, typically generate higher net sales and higher gross profits with lower gross profit percentages than consignment projects due to the inclusion in Solectron's operating results of sales and costs associated with the purchase and sale of components. During the past few years, Solectron has assembled products with varying degrees of material content, which has caused Solectron's gross margin to fluctuate. In addition, the degree of startup costs and inefficiencies associated with new sites and new customer projects has affected Solectron's gross margin.

     Solectron has manufacturing operations in eleven locations, five of which are in the United States, three are in Europe, two in Malaysia, and one is currently being developed in China. The U.S. sites include the site in Austin, Texas, which was purchased from Texas Instruments Incorporated in March 1996 for approximately $132 million. The acquisition resulted in approximately $38 million in goodwill.

     On September 25, 1996, the Company executed a definitive agreement to acquire Force Computers Inc., a designer and provider of OEM platforms for the embedded market. The transaction is valued at between $187.5 million and $205 million and will be accounted for using the pooling-of-interests method of accounting. The transaction is subject to a number of closing conditions and is expected to close in November 1996.

     As Solectron manages its existing operations and expands geographically, it may experience certain inefficiencies due to the management of geographically dispersed operations. See "Risks and Uncertainties" for further discussion of some of the potential fluctuations in operating results associated with the management of growth and geographic expansion, including the pending acquisition of Force Computers.

Results of Operations

     The electronics industry is subject to rapid technological change, product obsolescence, and price competition. These and other factors affecting the electronics industry, or any of Solectron's major customers in particular, could have a material adverse effect on Solectron's results of operations. See "Risks and Uncertainties -- Potential Fluctuations in Operating Results" and "Competition" for further discussion of potential fluctuations in operating results.

     The following table sets forth, for the periods indicated, the percentage of net sales of certain items in the Consolidated
Statements of Income. The financial information and the discussion below should be read in conjunction with the Consolidated Financial Statements and Notes thereto.

                                              Years Ended August 31,
                                         ---------------------------------
                                          1996           1995        1994
                                         ------         ------      ------
Net sales                                100.0%         100.0%      100.0%
Cost of sales                             90.0           90.2        90.0
                                         -----          -----       -----
   Gross profit                           10.0            9.8        10.0
Operating expenses:
  Selling, general and administrative      3.6            3.6         3.6
  Research and development                 0.2            0.2         0.3
                                          ----           ----        ----
   Operating income                        6.2            6.0         6.1
Net interest expense                       0.1            0.1         0.3
                                          ----           ----        ----
   Income before income taxes              6.1            5.9         5.8
Income taxes                               2.1            2.0         2.0
                                          ----           ----        ----
Net income                                 4.0%           3.9%        3.8%
                                          =====          =====       =====


  Net Sales

     Over the past several years Solectron's net sales have grown significantly, primarily due to an increasing trend toward outsourcing within the electronics industry. In fiscal 1996, net sales grew to approximately $2.8 billion, an increase of $752 million, or 36%, over the previous year. Net sales in fiscal 1995 were $2.1 billion, an increase of $609 million, or 42%, over fiscal 1994. The sales increase in fiscal 1996 was due to increased orders from both new and existing customers at existing sites, the acquisition of the Custom Manufacturing Services (CMS) business from Texas Instruments Incorporated (TI) in March 1996, the acquisition of the German site in November 1995, and continued growth in Solectron's business overall. The increase in fiscal 1995 over fiscal 1994 was due to increased orders from existing customers, the addition of new customers, and growth in Solectron's turnkey business.

     Solectron's largest customer during fiscal 1996 was Hewlett-Packard Company (HP). Net sales to HP in fiscal 1996 were 11% of consolidated net sales. Net sales to HP in fiscal 1995 were less than 10% of consolidated net sales. Solectron's largest customer during fiscal 1995 was International Business Machines Corporation (IBM) with net sales of 21% of 1995 consolidated net sales. Net sales to IBM in fiscal 1996 were less than 10% of consolidated net sales. The decrease in sales to IBM, as a percentage of consolidated net sales, reflects both a decrease in actual sales volume to IBM and an overall increase in Solectron's total consolidated net sales from all other customers. The decrease in actual sales volume to IBM is primarily due to the expiration of the manufacturing services agreement with IBM at Solectron's Bordeaux, France facility which expired on December 31, 1995. Solectron has no other significant agreements of this type with any of its customers.

     Over the last three years, the number of customers which represent more than 10% of consolidated net sales has declined. During the same period, the percentage of total sales represented by Solectron's top ten customers has declined from 70% in 1994 and 1995, to 64% in 1996. These changes have occurred primarily due to Solectron's ability to obtain significant new business from other customers, thereby reducing its dependency on these accounts. Solectron is still dependent upon continued revenues from HP and the rest of its top ten customers and there can be no guarantee that these or any other customers will not increase or decrease as a percentage of consolidated net sales either individually or as a group. Consequently, any material decrease in sales to these or other customers could have a material adverse effect on Solectron's results of operations.

     Net sales at Solectron's foreign sites, as a whole, grew at a slower rate over the last year than aggregate net sales at Solectron's domestic sites. Foreign locations contributed 30% of consolidated net sales in fiscal 1996, compared to 38% for fiscal 1995. The principal reason for the difference in overall sales growth rates between domestic and foreign sites was the acquisition of the CMS business from TI, which is almost entirely comprised of domestic sales, and the expiration of the manufacturing services agreement with IBM at Solectron's Bordeaux, France facility. Sales at the new site in Germany partially offset the decline of sales at the Bordeaux site.

     As a result of Solectron's foreign sales and facilities, Solectron's operations are subject to risks of doing business abroad. While to date these dynamics have not had a materially adverse impact on Solectron's results of operations, there can be no assurance that there will not be such an impact in the future. See "Risks and Uncertainties -- International Operations" for a further discussion of potential fluctuations in operating results associated with the risks of doing business abroad.

     Solectron's operations in Milpitas, California contributed a substantial portion of Solectron's net sales and operating income during fiscal 1996, 1995, and 1994. The performance of this operation is expected to continue as a significant factor in the overall financial performance of Solectron. Any material adverse change to the customer base, product mix, efficiency, or other attributes of this site could have a material adverse effect on Solectron's consolidated results of operations.

     Solectron believes that its ability to continue to achieve growth will depend upon growth in sales to existing customers for their current and future product generations, successful marketing to new customers and future geographic expansion. Customer contracts can be canceled and volume levels can be changed or delayed. The timely replacement of delayed, canceled or reduced orders with new business cannot be assured. In addition, there can be no assurance that any of Solectron's current customers will continue to utilize Solectron's services. Because of these factors, there can be no assurance that Solectron's historical revenue growth rate will continue. See "Risks and Uncertainties" for a discussion of certain factors affecting the management of growth, geographic expansion and potential fluctuations in sales and results of operations.

  Gross Profit

     Gross profit increased by $80.5 million, or 40%, in fiscal 1996 compared to fiscal 1995 and $55.5 million, or 38%, during fiscal 1995 compared to fiscal 1994. The gross margin increased to 10.0% in fiscal 1996, from 9.8% in fiscal 1995. The gross margin was also 10.0% in fiscal 1994. The slight increase in the gross margin in fiscal 1996 compared to fiscal 1995 resulted from manufacturing efficiencies realized at Solectron's Charlotte, North Carolina and Milpitas, California sites, increased utilization of the facilities in Charlotte, North Carolina, and product mix. Offsetting these factors were continued inefficiencies at the Scotland site which are partially driven by slower than expected revenue growth. Also, the acquisition of the Austin, Texas site in March 1996, which currently has a lower gross margin than Solectron as a whole, negatively impacted Solectron's overall margin. However, the Austin site continues to experience improvements in its margins. In fiscal 1995, Solectron's gross margin was lower than in fiscal 1994 primarily due to underutilization of its facility in France and manufacturing inefficiencies at the Scotland and North Carolina sites.

     For the foreseeable future, Solectron's gross margin is expected to depend primarily on product mix, production efficiencies, utilization of manufacturing capacity, integration of newly acquired businesses, the percentage of sales derived from turnkey manufacturing, and pricing within the electronics industry. There can be no assurance that Solectron's gross margin will not decrease in future periods. See "Risks and Uncertainties -- Potential Fluctuations in Operating Results" for a discussion of certain factors that may affect Solectron's gross margin.

  Selling, General and Administrative Expenses

     Selling, general and administrative (SG&A) expenses increased to $100.3 million in fiscal 1996, compared to $73.6 million in fiscal 1995 and $53.8 million in fiscal 1994. However, SG&A expenses as a percentage of net sales volume remained constant at 3.6% in fiscal 1996, 1995, and 1994, reflecting Solectron's intention to continue developing its infrastructure but also to limit its growth in SG&A spending relative to its growth in revenue. The dollar increases in SG&A expenses during these periods were primarily due to growth in personnel and related departmental expenses at all locations and continuing investments in information systems. These expenditures are designed to support the increased size and complexity of Solectron's business. The acquisitions of the sites in Germany and Texas and to a lesser extent, Fine Pitch Technology, Inc., during fiscal 1996 as well as the acquisitions of the sites in Scotland and Washington during fiscal 1994 also contributed to the increase in SG&A expenses over the past three years presented. Solectron anticipates SG&A expenses will increase in absolute amounts in the future as Solectron builds the infrastructure necessary to support its current and prospective business. See "Risks and Uncertainties -- Management of Growth," and "Potential Fluctuations in Operating Results".

  Research and Development Expenses

     Research and development activities have been focused primarily on the development of prototype and engineering design capabilities, fine pitch interconnecting technologies (which include ball-grid array, tape-automated bonding, multichip modules, chip-on-flex, chip-on-board, and flip chip), high reliability environmental stress test technology, and the implementation of environmentally-friendly assembly processes, such as VOC-free and no-clean. Research and development expenses increased to $6.7 million in fiscal 1996 from $4.8 million in fiscal 1995 and $4.2 million in fiscal 1994.

  Net Interest Expense

     Net interest expense was $2.3 million in fiscal 1996, compared to $2.9 million in fiscal 1995 and $4.2 million in fiscal 1994. However, both interest expense and interest income increased significantly during fiscal 1996. The increase in interest expense is due to the two debt offerings which occurred in the second and third quarters. Solectron expects interest expense for fiscal 1997 to be approximately $25 million. The increase in interest income is due to the income earned on the remaining undeployed portions of the cash raised from the two debt offerings. Solectron expects to utilize more of the undeployed cash during fiscal 1997 in order to fund anticipated future growth. The decrease in fiscal 1995 compared to fiscal 1994 was primarily due to the voluntary conversion of nearly 80% of Solectron's outstanding zero-coupon subordinated notes during the fourth quarter of fiscal 1995. See "Risks and Uncertainties -
- Management of Growth," and "Potential Fluctuations in Operating
Results".

  Income Taxes

     Income taxes increased to $58.8 million in fiscal 1996 from $41.0 million in fiscal 1995 and $28.6 million in fiscal 1994, due primarily to increased income before income taxes. Solectron's effective income tax rate remained constant at 34% in fiscal 1996, 1995, and 1994. The effective income tax rate is largely a function of the balance between income from domestic and foreign operations. Foreign operations for Solectron are generally taxed at lower rates than in the United States. At its Penang, Malaysia site, Solectron currently benefits from a tax holiday that expires in January 1997. Solectron is seeking to obtain a new tax holiday which, if granted, would last for five years. If the new tax holiday is not granted, Solectron's effective income tax rate would likely increase.

Liquidity and Capital Resources

     Working capital was $786 million at the end of fiscal 1996, compared to $356 million at the end of fiscal 1995. In addition to increases in working capital generated from existing sites, the increase over fiscal 1995 is largely due to the additional cash and investments on hand as a result of the two debt offerings during fiscal 1996 (discussed below) and an increase in working capital resulting from the acquisition of the sites in Germany and Texas. As Solectron continues to grow in size it will generally require greater amounts of working capital to support its operations. During 1995 the increase in working capital was financed by cash generated from operations.

     Net cash used in investing activities was $360 million in fiscal 1996, consisting primarily of the CMS acquisition from TI for approximately $132 million, $123 million in net investments of monies raised during the debt offerings, and capital expenditures of $115 million primarily for surface mount assembly and test equipment to meet current and expected production levels.

     In addition to planned increases in working capital to support anticipated increases in net sales, Solectron also expects capital expenditures in fiscal 1997 to be in the range of $130 million to $170 million. Beginning in September 1997, Solectron will be required to pledge approximately $52 million of cash or marketable securities as collateral for its obligation under the terms of Solectron's operating lease for certain of its facilities in Milpitas, California. The lease expires in September 1999. Solectron intends to re-negotiate the terms of the lease before September 1997.

     In addition to Solectron's working capital as of August 31, 1996, which includes cash and cash equivalents of $229 million and short-term investments of $182 million, Solectron also has available a $100 million unsecured domestic revolving credit facility, subject to financial covenants and restrictions, and $48.2 million in available foreign credit facilities. During the third quarter of fiscal 1996, the remaining outstanding zero-coupon, subordinated notes converted to common stock. The result of the conversions in the third quarter was a reduction in long-term debt of approximately $30 million and an increase in common stock of approximately $30 million. During fiscal 1996 Solectron completed two private financings. The first was for $230 million aggregate principal amount of 6% convertible, subordinated notes due 2006. It was completed at the end of the second quarter of fiscal 1996. The second offering, completed early in the third quarter of fiscal 1996, was for $150 million aggregate principal amount of 7 3/8% senior notes due 2006. Approximately $132 million of the proceeds from these two offerings (collectively the "notes") was used to complete the CMS transaction in March 1996. The remainder of the proceeds is being used to finance the working capital for Solectron's expected growth. Interest expense on the notes is expected to be approximately $25 million annually and will be offset in part by interest earned on undeployed cash and short-term investments. Solectron believes the proceeds from the notes together with the cash generated from operations and Solectron's available credit will provide adequate working capital for fiscal 1997.

Risks and Uncertainties

Customer Concentration; Dependence on the Electronics Industry

      During fiscal 1996 Solectron's sales volume in the personal computer and peripheral segments experienced significant fluctuations. While Solectron's declines in sales revenues in some segments were offset by increases in sales revenues in other market segments, there can be no assurance that sales within any particular market segment will not experience decreases which could have an adverse effect on Solectron's sales.

     A small number of customers are currently responsible for a significant portion of Solectron's net sales. During the fiscal year ended August 31, 1996, Solectron's ten largest customers accounted for over 64% of consolidated net sales, and in the fiscal years 1995 and 1994, Solectron's ten largest customers accounted for 70% of consolidated net sales. Solectron is dependent upon continued revenues from its top ten customers. The percentage of Solectron's sales to its major customers may fluctuate from period to period. Significant reductions in sales to any of these customers could have a material adverse effect on Solectron's results of operations. Solectron has no firm long-term volume purchase commitments from its customers, and over the past few years has experienced reduced lead-times in customer orders. In addition, customer contracts can be canceled and volume levels can be changed or delayed. The timely replacement of canceled, delayed or reduced contracts with new business cannot be assured. These risks are increased because a majority of Solectron's sales are to customers in the electronics industry, which is subject to rapid technological change and product obsolescence. The factors affecting the electronics industry in general, or any of Solectron's major customers in particular, could have a material adverse effect on Solectron's results of operations.

Management of Growth; Geographic Expansion

     Solectron has experienced substantial growth over the last five fiscal years, with net sales increasing from $265 million in fiscal 1991 to $2.8 billion in fiscal year 1996. In recent years, Solectron has acquired facilities in six locations, including Solectron's most recent purchase of the contract manufacturing services ("CMS") business of Texas Instruments Incorporated ("TI"). There can be no assurance that Solectron's historical revenue growth will continue. There can also be no assurance that Solectron will successfully manage the integration of the CMS business, or that Solectron will successfully manage the integration of the Force business, if the Merger closes, or any other business it may acquire in the future. As Solectron manages its existing operations and expands geographically, it may experience certain inefficiencies as it integrates new operations and manages geographically dispersed operations. In addition, Solectron's results of operations could be adversely affected if its new facilities do not achieve growth sufficient to offset increased expenditures associated with geographic expansion. Should Solectron increase its expenditures in anticipation of a future level of sales which does not materialize, its profitability would be adversely affected. On occasion, customers may require rapid increases in production which can place an excessive burden on Solectron's resources.

CMS Acquisition from Texas Instruments Incorporated

     The acquisition of the CMS business from TI entails a number of risks, including successfully managing the transition of customers from TI to Solectron, transitioning business from Kuala Lumpur to Penang, transitioning employees at the Austin site from TI to Solectron, integrating purchasing operations and information systems, and managing a larger and more geographically disparate business. In addition, the CMS business will increase Solectron's expenses and working capital requirements. In the event Solectron is unsuccessful in integrating the CMS business into Solectron's business, Solectron's results of operations could be materially adversely affected.

Pending Acquisition of Force Computers Inc.

     In September 1996, Solectron entered into an agreement to purchase Force Computers Inc., a designer and provider of OEM computer platforms for the embedded market. The proposed acquisition is expected to close in November 1996, subject to various conditions to closing, including termination of the waiting period under applicable antitrust laws and the receipt of necessary third party consents. The proposed acquisition of Force Computers entails a number of risks, including successfully managing the integration of the operations, retention of key employees at Force Computers, and managing an increasingly larger and more geographically disparate business. In addition, Solectron has no significant prior experience in managing and operating a computer platform design business. There can be no assurance the Company will successfully manage this business or obtain the anticipated customer synergy. In the event that Solectron is unsuccessful in managing and integrating the Force Computers business, the acquisition could require significant additional management attention. If the Company is unsuccessful in integrating and managing the Force Computers business, Solectron's results of operations could be materially adversely affected.

International Operations

     During fiscal 1996, foreign locations contributed approximately 30% of consolidated net sales. As a result of its foreign sales and facilities, Solectron's operations are subject to risks of doing business abroad, including but not limited to, fluctuations in the value of currency, tax rates and export duties, changes to import and export regulations (including quotas), possible restrictions on the transfer of funds, employee turnover, labor unrest, longer payment cycles, greater difficulty in collecting accounts receivable, the burdens and costs of compliance with a variety of foreign laws and, in certain parts of the world, political instability. While to date these factors have not had an adverse impact on Solectron's results of operations, there can be no assurance that there will not be such an impact in the future. In addition, at its Penang, Malaysia site, Solectron currently benefits from a tax holiday which expires in January 1997. Solectron is seeking to have the tax holiday extended. If the tax holiday is not extended, Solectron's effective income tax rate would likely increase.

Availability of Components

     A substantial portion of Solectron's net sales are derived from turnkey manufacturing in which Solectron provides both materials procurement and assembly services. In turnkey manufacturing, Solectron potentially bears the risk of component price increases, which could adversely affect Solectron's gross profit margins. At various times there have been shortages of components in the electronics industry. If significant shortages of components should occur, Solectron may be forced to delay manufacturing and shipments, which could have a material adverse effect on Solectron's results of operations.

     While the availability of raw materials appears adequate to meet Solectron's current revenue projections, component availability to support increased demand beyond Solectron's current plans is limited. Furthermore, availability of customer-consigned parts and unforeseen shortages of components on the world market are beyond Solectron's control and could adversely affect revenue levels and operating efficiencies.

Potential Fluctuations in Operating Results

     Solectron's margins and operating results are affected by a number of factors, including product mix, additional costs associated with new projects, price erosion within the electronics industry, capacity utilization, price competition, the degree of automation that can be used in the assembly process, the efficiencies that can be achieved by Solectron in managing inventories and fixed assets, the timing of orders from major customers, fluctuations in demand for customer products, the timing of expenditures in anticipation of increased sales, customer product delivery requirements, and increased costs and shortages of components or labor. Solectron's turnkey manufacturing, which typically results in higher net sales and gross profits but lower gross profit margins than consignment assembly and testing services, represents a substantial percentage of net sales. All of these factors can cause fluctuations in Solectron's operating results over time. Because of these factors, there can be no assurance that Solectron's margins or results of operations will not fluctuate or decrease in the future.

Competition

     The electronics assembly and manufacturing industry is comprised of a large number of companies, several of which have achieved substantial market share. Solectron also faces competition from current and prospective customers which evaluate Solectron's capabilities against the merits of manufacturing products internally. Solectron competes with different companies depending on the type of service or geographic area. Certain of Solectron's competitors have broader geographic breadth. They also may have greater manufacturing, financial, research and development, and marketing resources than Solectron. Solectron believes that the primary basis of competition in its targeted markets is manufacturing technology, quality, responsiveness, the provision of value-added services, and price. To be competitive, Solectron must provide technologically advanced manufacturing services, high product quality levels, flexible delivery schedules, and reliable delivery of finished products on a timely and price-competitive basis. Solectron currently may be at a competitive disadvantage as to price when compared to manufacturers with lower cost structures, particularly with respect to manufacturers with facilities established where labor costs are lower.

Intellectual Property Protection

     Solectron's ability to compete may be affected by its ability to protect its proprietary information. Solectron obtained a limited number of U.S. patents in 1995 related to the process and equipment used in its surface mount technology. Solectron believes these patents are valuable. However, there can be no assurance that these patents will provide meaningful protection for Solectron's manufacturing process and equipment innovations.

     The Company's management believes it has not infringed on any patents, however, there can be no assurance that third parties will not assert infringement claims against Solectron or its customers in the future. In the event a third party does assert an infringement claim, Solectron may be required to expend significant resources to develop a non-infringing manufacturing process or to obtain licenses to the manufacturing process which is the subject of litigation. There can be no assurance that Solectron would be successful in such development or that any such licenses would be available on commercially acceptable terms, if at all. In addition, such litigation could be lengthy and costly and could have a material adverse effect on Solectron's financial condition regardless of the outcome of such litigation.

Environmental Compliance

     Solectron is subject to a variety of environmental regulations relating to the use, storage, discharge and disposal of hazardous chemicals used during its manufacturing process. Any failure by Solectron to comply with present and future regulations could subject it to future liabilities or the suspension of production. In addition, such regulations could restrict Solectron's ability to expand its facilities or could require Solectron to acquire costly equipment or incur other significant expenses to comply with environmental regulations.

Dependence on Key Personnel and Skilled Employees

     Solectron's continued success depends to a large extent upon the efforts and abilities of key managerial and technical employees. The loss of services of certain key personnel could have a material adverse effect on Solectron. Solectron's business also depends upon its ability to continue to attract and retain senior managers and skilled employees. Failure to do so could adversely affect Solectron's operations.

Possible Volatility of Market Price of Common Stock

     The trading price of the common stock is subject to significant fluctuations in response to variations in quarterly operating results, general conditions in the electronics industry, and other factors. In addition, the stock market is subject to price and volume fluctuations which affect the market price for many high technology companies in particular, and which often are unrelated to operating performance.


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

Independent Auditors' Report


Unaudited Quarterly Financial Information

     For each fiscal quarter during the two fiscal years ended August 31, 1996 (in thousands, except percentages and per share data):

                                     First     Second      Third      Fourth
1996                                Quarter    Quarter    Quarter     Quarter
-------                            --------   --------    --------   ----------

Net sales                          $690,624   $ 657,176   $680,554    $788,837
Gross profit                       $ 66,346   $  65,361    $71,793    $ 78,878
Gross margin                           9.6%        9.9%      10.5%       10.0%
Operating income                   $ 40,803   $  41,944    $44,701    $ 47,977
Operating margin                       5.9%        6.4%       6.6%        6.1%
Net income                         $ 27,347   $  27,650   $ 27,720    $ 31,515
Primary net income per share       $   0.54   $    0.54   $   0.53    $   0.59
Fully diluted net income per share $   0.52   $    0.52   $   0.53    $   0.59


                                     First      Second      Third      Fourth
1995                                Quarter     Quarter    Quarter     Quarter
------------------------------      -------     -------    -------     -------
Net sales                          $506,678    $471,266   $516,892    $570,723
Gross profit                       $ 45,443    $ 46,369   $ 52,379    $ 57,639
Gross margin                           9.0%        9.8%      10.1%       10.1%
Operating income                   $ 28,721    $ 28,419   $ 31,917    $ 34,377
Operating margin                       5.7%        6.0%       6.2%        6.0%
Net income                         $ 18,194    $ 18,034   $ 20,328    $ 22,970
Primary net income per share       $   0.43    $   0.43   $   0.48    $   0.48
Fully diluted net income per
  share                            $   0.38    $   0.38   $   0.42    $   0.45


                    SOLECTRON CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                              (In thousands)

                                                  As of August 31,
                                             ------------------------
                                                 1996         1995
ASSETS                                         --------      -------
Current assets:
  Cash and cash equivalents                  $  228,830     $  89,959
  Short-term investments                        181,520        58,643
  Accounts receivable, less allowances of
   $2,992 and $3,501, respectively              341,200       254,898
  Inventories                                   368,862       298,809
  Prepaid expenses and other current assets      24,312        24,049
                                                -------      --------
      Total current assets                    1,144,724       726,358
Net property and equipment                      249,570       203,609
Other assets                                     57,904        10,888
                                                -------      --------
      Total assets                           $1,452,198     $ 940,855
                                              =========      ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accrued interest and current portion of
   long-term debt                           $    14,094      $  4,796
  Accounts payable                              280,840       310,680
  Accrued employee compensation                  38,216        28,705
  Accrued expenses                                9,280        15,264
  Other current liabilities                      15,939        11,310
                                                -------       -------
     Total current liabilities                  358,369       370,755
Long-term debt and capital lease obligations    386,927        30,043
Other long-term liabilities                       6,333         1,916
                                                -------       -------
     Total liabilities                          751,629       402,714
                                                -------       -------
Shareholders' equity:
  Preferred stock, no par value; 1,200
   shares authorized; no shares issued              --            --
  Common stock, no par value; 80,000
   shares authorized; 52,511 and 49,584 shares
   issued and outstanding, respectively         378,319       329,265
  Retained earnings                             320,553       206,321
  Cumulative translation adjustment and other     1,697         2,555
                                                -------       -------
     Total shareholders' equity                 700,569       538,141
                                                -------       -------
Commitments
     Total liabilities and shareholders'
      equity                                 $1,452,198      $940,855
                                              =========      ========

 See accompanying notes to consolidated financial statements.


                    SOLECTRON CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share data)


                                              YEARS ENDED AUGUST 31,
                                    ----------------------------------------
                                        1996          1995         1994
                                     ----------    ----------   ----------
Net sales                            $2,817,191    $2,065,559   $1,456,779
Cost of sales                         2,534,813     1,863,729    1,310,451
                                     ----------    ----------   ----------
Gross profit                            282,378       201,830      146,328
Operating expenses:
  Selling, general and administrative   100,260        73,554       53,816
  Research and development                6,693         4,842        4,162
                                        -------       -------      -------
Operating income                        175,425       123,434       88,350
Interest income                          13,302         6,611        6,484
Interest expense                        (15,650)       (9,551)     (10,675)
                                        -------       -------      -------
Income before income taxes              173,077       120,494       84,159
Income taxes                             58,845        40,968       28,614
                                        -------       -------      -------
Net income                           $  114,232    $   79,526   $   55,545
                                       ========       =======      =======
Net income per share:
  Primary                            $     2.19    $     1.82   $     1.32
  Fully diluted                      $     2.17    $     1.62   $     1.18
Weighted average number of shares:
  Primary                                52,127        43,773       42,205
  Fully diluted                          55,177        52,582       52,033

See accompanying notes to consolidated financial statements.


                        SOLECTRON CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                  (In thousands)

                                                             Cumulative
                                   Common Stock              Translation   Total
                                   ------------    Retained  Adjustment   Shareholders'
                                 Shares   Amount   Earnings   And Other     Equity
                                 ------  -------   --------  ----------   ------------
Balances as of August 31, 1993   40,636  $197,739  $ 71,250  $ (8,009)    $260,980
Options exercised                   527     3,601       --        --         3,601
Stock issued under employee
purchase plan                       126     2,697       --        --         2,697
Conversion of long-term debt         13       174       --        --           174
Tax benefit associated with
exercise of stock options            --     2,046       --        --         2,046
Net income                           --        --    55,545       --        55,545
Cumulative translation adjustment
and other                            --        --       --      5,746        5,746
                                  ------    ------   ------    ------       ------
Balances as of August 31, 1994   41,302   206,257   126,795    (2,263)     330,789
Options exercised                   573     7,858       --        --         7,858
Stock issued under employee
purchase plan                       131     2,901       --        --         2,901
Conversion of long-term debt      7,578   110,915       --        --       110,915
Tax benefit associated with
exercise of stock options           --      1,334       --        --         1,334
Net income                          --        --     79,526       --        79,526
Cumulative translation adjustment
and other                           --        --        --      4,818        4,818
                                 ------    ------    ------   -------      ------
Balances as of August 31, 1995   49,584   329,265   206,321     2,555      538,141
Options exercised                   619    10,164       --        --        10,164
Stock issued under employee
purchase plan                       139     4,339       --        --         4,339
Conversion of long-term debt      1,973    30,402       --        --        30,402
Stock issued in business
combination                         196     1,668       --        --         1,668
Tax benefit associated with
exercise of stock options           --      2,481       --        --         2,481
Net income                          --        --    114,232       --       114,232
Cumulative translation adjustment
and other                           --        --        --      (858)         (858)
                                  ------    ------   ------     ------     ------
Balances as of August 31, 1996    52,511  $378,319  $320,553  $ 1,697    $700,569
                                  ======   =======   =======    =====     =======

See accompanying notes to consolidated financial statements.



                        SOLECTRON CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (In thousands)

                                                 Years Ended August 31,
                                           ---------------------------------
                                              1996         1995         1994
                                            ---------   ---------    ----------
Cash flows from operating activities:
  Net income                                $ 114,232   $  79,526    $  55,545
  Adjustments to reconcile net income to net
     cash provided by operating activities:
    Depreciation and amortization              84,804      61,416       45,708
    Interest accretion on zero-coupon
     subordinated notes                         1,173       8,240        8,894
    Interest accrual on long-term debt         12,507         --           --
    Other                                       5,629       3,763        2,349
    Changes in operating assets and liabilities:
      Accounts receivable                     (32,379)    (64,906)     (51,870)
      Inventories                             (27,053)    (63,654)     (66,221)
      Prepaid expenses and other current
       assets                                    (234)     (4,566)      (6,470)
      Accounts payable                        (56,784)     63,681       65,283
      Accrued expenses and other current
       liabilities                              8,753       3,223       12,689
                                              -------     -------      -------
Net cash provided by operating activities     110,648      86,723       65,907
                                              -------     -------       ------
Cash flows from investing activities:
  Purchases of short-term investments        (781,266)   (183,299)    (338,192)
  Sales and maturities of short-term
   investments                                658,436     218,805      380,335
  Purchase of facilities                     (131,893)        --       (14,383)
  Capital expenditures                       (115,446)   (113,613)     (58,959)
  Other                                         9,806        (426)      (1,998)
                                              -------    --------      -------
Net cash used in investing activities        (360,363)    (78,533)     (33,197)
                                              --------    --------     --------
Cash flows from financing activities:
  Proceeds from bank lines of credit            6,340       4,366           --
  Proceeds from long-term debt                380,000         --            --
  Debt acquisition costs                       (7,808)        --            --
  Repayments of long-term debt and capital
   lease obligations                           (4,796)     (3,484)      (8,864)
  Net proceeds from sale of common stock       14,503      10,759        6,298
                                              -------     -------      -------
Net cash provided by (used in) financing
  activities                                  388,239      11,641       (2,566)
                                              -------     -------       ------
Effect of exchange rate changes on
  cash and cash equivalents                       347       2,222        2,530
                                              -------     -------      -------
Net increase in cash and cash equivalents     138,871      22,053       32,674
Cash and cash equivalents at beginning of year 89,959      67,906       35,232
                                              -------     -------      -------
Cash and cash equivalents at end of year    $ 228,830   $  89,959    $  67,906
                                              =======     =======      =======
Supplemental Disclosures
Cash paid:
  Interest                                  $     517   $     482    $   1,242
  Income taxes                                 54,937      44,429       25,551
Non-cash investing and financing activities:
  Issuance of common stock upon conversion of
   long-term debt                              30,402     110,915          174
  Issuance of common stock for business
   combination                                  1,668         --           --
  Tax benefit associated with exercise of
   stock options                                2,481       1,334        2,046

See accompanying notes to consolidated financial statements.



                    SOLECTRON CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          August 31, 1996 and 1995

Note 1:  Summary of Significant Accounting Policies

     (a) Description of Operations and Principles of
Consolidation: Solectron Corporation (the Company) is an independent provider of customized manufacturing services to original equipment manufacturers in the electronics industry and operates in this one industry segment. The Company's primary services include materials procurement, materials management, and the manufacture and testing of printed circuit board assemblies. In addition, the Company provides consultation on board design and manufacturability, as well as system level assembly and test, flexible cable assembly, refurbishment, packaging, and remanufacturing services. These services include turnkey services, where the Company procures certain or all of the materials required for product assembly, and consignment services, where the customer supplies the materials necessary for product assembly. Turnkey services include material procurement and warehousing in addition to manufacturing, and involve greater resource investment than consignment services. The Company has manufacturing operations located in the United States, Europe, and Asia.

     The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries after elimination of intercompany accounts and transactions.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     (b) Cash Equivalents and Short-Term Investments: Cash equivalents are highly liquid investments purchased with an original maturity of less than three months. Short-term investments are investment grade short-term debt instruments with original maturities greater than three months and less than two years.

     Investments in debt securities are classified as "available-for-sale." Such investments are recorded at fair value, as determined from quoted market prices, and the cost of securities sold is determined based on the specific identification method.
Unrealized gains and losses are reported as a component of shareholders' equity. See Note 2.

     (c) Inventories: Inventories are stated at the lower of weighted average cost or market. See Note 3.

     (d) Property and Equipment: Property and equipment are recorded at cost. Depreciation and amortization are computed based on the shorter of the estimated useful lives or the lease terms of the respective assets, using the straight-line method. Estimated useful lives are presented below. See Note 4.

          Machinery and equipment                           2 - 5 years
          Equipment recorded under capital lease            3 - 5 years
          Furniture and fixtures                            3 - 5 years
          Leasehold improvements                            Lease term
          Buildings                                         6 -50 years

     The Company adopted Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" effective September 1, 1996. This statement requires long-lived assets to be evaluated for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. The adoption of SFAS No. 121 is not expected to have a material impact on the Company's consolidated results of operations.

     (e) Other Assets: Other assets include goodwill related to the purchase of facilities and equipment described in Note 14 and debt issuance costs associated with the outstanding convertible and senior notes described in Note 6. Debt issuance costs are amortized using the straight-line method over the debt term (ten years). Goodwill is also amortized using the straight-line method over ten years.

     (f) Income Taxes: The Company uses the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. When necessary, a valuation allowance is recorded to reduce tax assets to an amount whose realization is more likely than not.

     (g) Net Income Per Share: Primary net income per share is computed using the weighted average number of common shares and dilutive common equivalent shares outstanding during the related period. Common equivalent shares consist of stock options which are computed using the treasury stock method. Fully diluted net income per share assumes full conversion of the Company's outstanding convertible notes.

     (h) Revenue Recognition: The Company recognizes revenue upon shipment of product to its customers.

     (i) Employee Stock Plans: The Company accounts for its stock option plan and its employee stock purchase plans in accordance with provisions of the Accounting Principles Board's Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees." In 1995, the Financial Accounting Standards Board released SFAS No. 123, "Accounting for Stock Based Compensation." SFAS No. 123 provides an alternative to APB 25 and is effective for fiscal years beginning after December 15, 1995. The Company intends to continue to account for its employee stock plans in accordance with the provisions of APB 25. Accordingly, SFAS No. 123 will not have any impact on the Company's reported financial position or consolidated results of operations.

     (j) Foreign Currency: Assets and liabilities of foreign subsidiaries where the local currency is the functional currency are translated at year-end exchange rates. The effects of these translation adjustments are reported as a separate component of shareholders' equity. Exchange gains and losses arising from transactions denominated in a currency other than the functional currency of the entity involved and remeasurement adjustments for foreign operations where the United States dollar is the functional currency are included in income. To date, the effect on income of such amounts has been immaterial.

     (k) Derivatives: Gains and losses on foreign currency forward exchange contracts designated as hedges of assets and liabilities are included in income concurrently with the offsetting losses and gains on the related balance sheet item. Gains and losses on hedges of firm commitments and anticipated transactions are deferred and included in the basis of the transaction when it occurs. See Note 7.

     (l) Year-End: The Company's financial reporting year consists of either 52-week or 53-week periods ending on the last Friday in August. Fiscal years 1994 and 1995 each contained 52 weeks, and fiscal year 1996 contained 53 weeks. For purposes of presentation in the accompanying financial statements and notes thereto, the Company has indicated its accounting years as ending on August 31.

Note 2: Cash, Cash Equivalents, and Short-Term Investments

     Cash, cash equivalents, and short-term investments consisted of the following at August 31:


                                        Cash And Cash       Short-Term
                                         Equivalents        Investments
                                        -------------       -----------
                                                 (in thousands)
1996
-------
Cash                                     $   30,865           $    --
Money market funds                           76,595                --
Certificates of deposit                      31,779             12,308
U.S. government securities                   44,922            139,202
Corporate obligations                        34,680             29,179
Municipal obligations                         9,989                --
Other                                           --                 831
                                           --------             -------
                                          $ 228,830          $ 181,520
                                           ========           ========

1995
-------
Cash                                      $  32,050           $   --
Money market funds                           41,342               --
Certificates of deposit                      11,909             7,944
U.S. government securities                      --             11,225
Municipal obligations                         3,000            39,474
Other                                         1,658               --
                                            -------            ------
                                          $  89,959          $ 58,643
                                           ========          ========

     As of August 31, 1996 and 1995, unrealized gains and losses were not material. As of August 31, 1996, all of the Company's short-term investments mature within two years, except approximately $10 million of market option investments which have stated maturities greater than fifteen years. For these securities, the Company has the option of adjusting the respective interest rates or liquidating these investments at face value on stated auction dates at intervals up to 28 days.

Note 3:  Inventories

     Inventories as of August 31, 1996 and 1995 consisted of:


                                    1996                   1995
                                   -------               -------
                                           (in thousands)

Raw materials                    $ 253,646               $ 206,221
Work-in-process                    115,216                  92,588
                                  --------                --------
                                 $ 368,862                $298,809
                                  ========                ========

Note 4:  Property and Equipment

     Property and equipment as of August 31, 1996 and 1995 consisted of:

                                           1996             1995
                                         --------         --------
                                               (in thousands)

     Land, buildings, and improvements  $  37,872        $ 36,100
     Machinery and equipment              344,812         261,702
     Furniture and fixtures                55,591          36,296
     Leasehold improvements                27,749          15,923
     Construction-in-progress                 773             908
                                          -------         -------
                                          466,797         350,929
     Less accumulated depreciation
      and amortization                    217,227         147,320
                                          -------         -------
     Net property and equipment         $ 249,570       $ 203,609
                                         ========        ========

Note 5:  Lines of Credit

     The Company has $100 million available under an unsecured domestic revolving line of credit expiring June 30, 1997, which, at the Company's option, currently bears interest at either the bank's prime rate, the London interbank offering rate (LIBOR) plus 0.75%, or the bank's certificate of deposit rate plus 0.75%. As of August 31, 1996 and 1995, there were no borrowings under this line of credit. The agreement contains certain financial covenants, restricts capital purchases, acquisitions and other indebtedness, and restricts the payment of cash dividends and repurchases of the Company's stock in the open market. The agreement also stipulates that if the Company pledges any cash, cash equivalents, or short-term investments, the amount of available borrowing under this line of credit will be reduced.

     The Company also has $66.2 million in foreign lines of credit and other bank facilities. Borrowings are payable on demand. The interest rates range from the bank's prime lending rate to the bank's prime rate plus 2.0%. As of August 31, 1996, borrowings and restricted amounts under these lines of credit were $18.0 million.

Note 6:  Long-Term Debt

     Long-term debt and capital lease obligations at August 31, 1996 and 1995 consisted of:

                                                 1996          1995
                                               --------      --------
                                                   (in thousands)

6% subordinated notes due 2006, face value
  $230,000, convertible into 3,402 shares of
  common stock                                  $ 236,976      $  --
7 3/8% senior notes due 2006, face value
  $150,000                                      $ 155,257         --
7% zero-coupon, subordinated notes
  due 2012, convertible into 1,973 shares of
  common stock at the end of 1995. Converted
  into common stock during 1996                       --       30,043
Other                                               8,788       4,796
                                                   ------      ------
 Total long-term debt and capital lease
   obligations                                    401,021      34,839
 Less current portion of long-term debt
   and capital lease obligations                   14,094       4,796
                                                  -------      ------
                                                $ 386,927     $30,043
                                                 ========    ========

      In February 1996, the Company issued 6% convertible, subordinated notes due 2006 for an aggregate principal amount of $230 million. These notes are in denominations of and have a maturity value of $1,000 each payable on March 1, 2006. Interest is payable semi-annually at 6%. The notes are subordinated to all existing and future senior indebtedness of the Company. Each note is convertible at any time by the holder into shares of common stock at a conversion price of $67.61 per share. Beginning on March 3, 1999, the notes are redeemable for cash at the option of the Company, in whole or in part, at redemption prices ranging from 104.2% of the principal amount in 1999, to 100% of the principal amount in year 2006. Upon a change in control of the Company, each holder of the notes has the right to require the Company to repurchase the notes for 100% of the principal amount.

     In March 1996, the Company issued $150 million aggregate principal amount of senior notes. The notes are in denominations of and have a maturity value of $1,000 each and are due on March 1, 2006. The notes pay interest at 7 3/8% semi-annually. The notes may not be redeemed prior to maturity.

     As of August 31, 1995, approximately 95,000 zero-coupon, subordinated notes were outstanding. In May 1996, the remainder of these notes were converted into approximately 1.97 million shares of common stock.

Note 7:  Financial Instruments

Fair Value of Financial Instruments

     The fair value of the Company's cash, cash equivalents, accounts receivable, and accounts payable approximates the carrying amount due to the relatively short maturity of these items. The fair value of the Company's short-term investments is determined based on quoted market prices. See Note 2.

Derivatives

     The Company enters into forward exchange contracts to hedge foreign currency exposures on a continuing basis for periods consistent with its committed exposures. The Company's hedging transactions are considered non-trading and do not involve speculation. These transactions do not subject the Company to risk of accounting loss because gains and losses on these contracts offset losses and gains on the assets, liabilities, and transactions being hedged. The Company is exposed to credit-related losses in the event of non-performance by the parties in these contracts. However, because these contracts have maturities of less than three months, the amounts of unrealized gains and losses are immaterial. The Company had $37 million and $77 million of net foreign currency forward exchange contracts outstanding at the end of fiscal years 1996 and 1995, respectively, primarily for the purchase of European currencies.

Business and Credit Concentrations

     Financial instruments which potentially subject the Company to concentrations of credit risk consist of cash, cash equivalents, short-term investments, and trade accounts receivable. The Company's cash, cash equivalents, and short-term investments are managed by recognized financial institutions which follow the Company's investment policy. The Company's investments are comprised of investment grade short-term debt instruments, and the Company's investment policy limits the amount of credit exposure in any one issue. Concentrations of credit risk in accounts receivable resulting from sales to major customers are discussed in Note 13. The Company generally does not require collateral for sales on credit. The Company closely monitors extensions of credit and has not experienced significant credit losses in the past.

Note 8:  Commitments

     The Company leases various facilities under operating lease agreements. The facility leases expire at various dates through 2001. Substantially all leases require the Company to pay property taxes, insurance, and normal maintenance costs. All of the Company's leases have fixed minimum lease payments except the lease for certain facilities in Milpitas, California. Payments under this lease are periodically adjusted based on LIBOR rates. This lease provides the Company with the option at the end of the lease of either acquiring the property at its original cost or arranging for the property to be acquired. The Company is contingently liable under a first loss clause for a decline in market value of the leased facilities up to $44.2 million in the event the Company does not purchase the property at the end of the five-year lease term. The Company must also maintain compliance with financial covenants similar to its credit facilities.

     Future minimum payments related to lease obligations are $13.9 million, $12.4 million, $9.2 million, $6.2 million, and $1.1 million in each of the years in the five-year period ending August 31, 2001. Rent expense was $17.0 million, $10.8 million, and $11.1 million for the years ended August 31, 1996, 1995, and 1994, respectively.

Note 9:  Retirement Plans

     The Company has various retirement plans which cover a significant number of its employees. The major pension plans are defined contribution plans, which provide pension benefits in return for services rendered, provide an individual account for each participant, and have terms that specify how contributions to the participant's account are to be determined rather than the amount of pension benefits the participant is to receive. Contributions to these plans are based on varying percentages of each participant's base salary. The Company's expense for the defined contribution plans totaled $2.3 million, $1.0 million, and $0.5 million in 1996, 1995, and 1994, respectively.

Note 10:  Income Taxes

     The components of income taxes are as follows (in thousands):

                                         Years Ended August 31,
                                     ------------------------------
                                      1996          1995         1994
                                     ------        ------       ------
Current:
   Federal                         $ 51,004       $ 34,922      $17,682
   State                              7,445          4,370        4,151
   Foreign                            4,204          4,346        7,121
                                     ------         ------       ------
                                     62,653         43,638       28,954
Deferred:
   Federal                           (2,579)        (3,474)        (313)
   State                               (233)            15          (67)
   Foreign                             (996)           789           40
                                      ------        ------        ------
      Total                        $ 58,845       $ 40,968     $ 28,614
                                    =======        =======      =======


     The overall effective income tax rate (expressed as a percentage of financial statement income before income taxes) differs from the expected U.S. income tax rate as follows:


                                         Years Ended August 31,
                                    ---------------------------------
                                       1996        1995       1994
                                     -------     -------     -------
   Federal tax rate                    35.0%       35.0%      35.0%
   State income tax, net of federal
    tax benefit                         2.8         2.4        3.2
   Tax exempt interest                 (0.1)       (0.7)      (1.0)
   Income of foreign subsidiaries
    taxed at different rates           (4.5)       (4.2)      (3.5)
   Other                                0.8         1.5        0.3
                                       ----        ----        ----
   Effective income tax rate           34.0%       34.0%      34.0%
                                       ====        ====       ====


   The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities are as follows (in thousands):

                                            As of August 31,
                                        ------------------------
                                           1996           1995
                                          ------         ------
   Deferred tax assets:
    Accruals, allowances, and reserves   $11,949        $10,326
    State income tax                         --             920
    Pre-operating costs                      234            164
    Acquired intangible assets               875            463
    Other                                  1,181            278
                                           -----          -----
   Total deferred tax assets              14,239         12,151
                                          ======         ======
   Deferred tax liabilities:
    Plant and equipment                   (1,496)        (1,779)
    State income tax                        (469)            --
    Other                                   (616)        (2,070)
                                          -------       -------
   Total deferred tax liabilities         (2,581)        (3,849)
                                          ------        -------
   Net deferred tax assets               $11,658        $ 8,302
                                          ======         ======

     Based on the Company's historical operating income, management believes it is more likely than not that the Company will realize the benefit of the deferred tax assets recorded and, accordingly, has established no valuation allowance.

     Worldwide income before income taxes consisted of the following (in thousands):

                                           Years Ended August 31,
                                         ---------------------------
                                        1996         1995        1994
                                       ------       ------      ------
U.S.                                $ 140,900    $  91,537    $ 54,241
Non-U.S.                               32,177       28,957      29,918
                                      -------      -------     -------
   Total                            $ 173,077    $ 120,494    $ 84,159
                                      =======      =======     =======

     The Company has not provided for U.S. federal and foreign withholding taxes on approximately $84.6 million of foreign subsidiaries' undistributed earnings as of August 31, 1996 because such earnings are intended to be reinvested indefinitely. The amount of income tax liability that would result had such earnings been repatriated is estimated to be approximately $16 million.

     The Company has a tax holiday in Malaysia which expires in January 1997. The Company is seeking a second tax holiday in Malaysia.

Note 11:  Shareholders' Equity

  (a) Stock Option Plans

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

                                           Number Of     Exercise
   Years Ended August 31,                    Shares        Price
------------------------------            -----------   -----------

1996
Outstanding at beginning of year      3,991,840     $ 1.94 - $37.38
     Granted                          1,586,939      35.25 -  44.63
     Exercised                         (618,887)      1.94 -  41.00
     Canceled                          (244,104)     13.81 -  44.63
                                     -----------     --------------
Outstanding at end of year            4,715,788     $ 7.00 - $44.63
                                      =========      ==============
Shares exercisable at end of year     2,511,843     $ 7.00 - $44.63
                                      =========      ==============
1995
Outstanding at beginning of year      4,067,143     $ 1.81 - $30.75
     Granted                            778,250      26.63 -  37.38
     Exercised                         (572,780)      1.81 -  30.75
     Canceled                          (280,773)      1.94 -  37.38
                                       ---------    ---------------
Outstanding at end of year            3,991,840     $ 1.94 - $37.38
                                       =========      =============
Shares exercisable at end of year     1,924,029     $ 1.94 - $37.38
                                       =========      =============

     A total of 6,389,328 shares of common stock remain reserved for issuance under the plans as of August 31, 1996.

     Each independent member of the Company's Board of Directors is granted 6,000 stock options each December 1 at the then current fair market value. Such options vest over one year.

  (b) Employee Stock Purchase Plan

     Under the Company's Employee Stock Purchase Plan (the Purchase Plan), employees meeting specific employment qualifications are eligible to participate and can purchase shares quarterly through payroll deductions at the lower of 85% of the fair market value of the stock at the commencement or end of the offering period. The Purchase Plan permits eligible employees to purchase common stock through payroll deductions for up to 10% of qualified compensation. As of August 31, 1996, 1,390,918 shares remain available for issuance under the Purchase Plan.


Note 12:  Business Segment Information

     Information about the Company's operations in different geographic regions is presented in the table below:

                                              Operating    Identifiable
                                Net Sales      Income         Assets
                                ----------    ----------   ------------
                                             (in thousands)

Fiscal 1996
  United States                 $ 1,981,788    $ 142,470   $1,117,875
  Europe                            490,606        7,775      224,172
  Asia                              344,797       25,180      110,151
                                  ---------     --------    ---------
                                $ 2,817,191    $ 175,425   $1,452,198
                                  =========     ========    =========
Fiscal 1995
  United States                 $ 1,280,397    $  94,078   $  609,245
  Europe                            534,038       15,316      213,996
  Asia                              251,124       14,040      117,614
                                  ---------     --------     --------
                                $ 2,065,559    $ 123,434   $  940,855
                                  =========      =======    =========
Fiscal 1994
  United States                 $   945,742    $  58,488   $  485,854
  Europe                            389,257       22,286      201,262
  Asia                              121,780        7,576       79,279
                                 ----------    ---------   ----------
                                $ 1,456,779    $  88,350   $  766,395
                                  =========      =======     ========

Note 13:  Major Customers

     Net sales to major customers as a percentage of consolidated net sales were as follows (* represents sales less than 10%):

                                        Years Ended August 31,
                                     ------------------------------
                                        1996      1995      1994
                                       ------    ------    ------
Hewlett-Packard                          11%        *         *
IBM                                       *        21%       28%
Apple Computer                            *         *        12%

As a result of sales to these and other of the Company's significant customers, the Company does have concentrations of credit risk. This situation is intensified due to the fact that the majority of the Company's customers are in the same industry. The Company believes its reserves for bad debt are adequate considering its concentrations of credit risk.

Note 14:  Asset Acquisitions

     In November 1995, the Company purchased certain assets from the printed circuit assembly operation of Hewlett-Packard GmbH, a subsidiary of Hewlett-Packard Company, located in Boeblingen, Germany. The purchase price for these assets was not material and was financed with existing cash and short-term investments.

     In March 1996, the Company exchanged common stock and common stock options for all of the outstanding stock and options of Fine Pitch Technology, Inc., a provider of prototype services. This transaction was accounted for under the pooling-of-interests method. The results of operations for Fine Pitch Technology are not material to the Company's consolidated results of operations and accordingly, pro-forma information has not been disclosed and historical information has not been restated.

     In March 1996, the Company completed its purchase of Texas Instruments Incorporated's Custom Manufacturing Services (CMS) business. This business, principally located in Austin, Texas, was acquired for approximately $132 million. Under the terms of the agreement, Solectron purchased the CMS business in Austin, Texas and certain assets of the CMS business in Kuala Lumpur, Malaysia (collectively the CMS operations). The Company is moving the CMS business in Kuala Lumpur to Solectron's Penang, Malaysia operations over the course of approximately one year from the time of acquisition. This transaction was accounted for under the purchase method of accounting. The acquisition resulted in goodwill of approximately $38 million which is being amortized on a straight-line basis over 10 years.

     The CMS operations' fiscal year ends July 31, 1996. The Company's consolidated financial position as of August 31, 1996 includes the financial position of the CMS operations as of July 31, 1996, and the Company's consolidated results of operations and cash flows for the year ended August 31, 1996 include the results of operations and cash flows of the CMS operations for the four-month period ended July 31, 1996.

     The following pro forma combined financial information gives effect to the acquisition of the CMS operations on a purchase accounting basis for the years ended August 31, 1996 and 1995 as if the CMS operations had been acquired at the beginning of the periods presented. The preparation of this financial information requires the use of management's estimates. This pro forma financial information includes certain adjustments for goodwill amortization, increased depreciation expense, a decrease in interest income (related to the assumed liquidation of certain current investments for the purchase of the CMS operations), and the related income tax effects.

     This pro forma combined information is not purported to be indicative of the results that would have actually been obtained if the combination had been in effect during the periods indicated, or that may be obtained in the future. In addition, it does not reflect the effects of any synergy that might be achieved from the newly combined operations.

     Pro forma financial information:
                                              Years Ended August 31,
                                        --------------------------------
                                            1996            1995
                                         ----------       ----------
Net revenues                            $ 3,152,962      $ 2,492,530
Net income                              $   115,085      $    79,651
Primary earnings per share              $      2.21      $      1.82
Fully diluted earnings per share        $      2.19      $      1.62


Note 15:  Subsequent Event (Unaudited)

     On September 25, 1996, the Company executed a definitive agreement to acquire Force Computers Inc., a designer and provider of OEM computer platforms for the embedded market. The transaction is to be accounted for under the pooling-of-interests method and is valued at between $187.5 million and $205.0 million. The transaction is expected to close in November 1996 and is not expected to have a material impact on the Company's financial position or results of operations.

INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
Solectron Corporation:

     We have audited the accompanying consolidated balance sheets of Solectron Corporation and subsidiaries as of August 31, 1996 and 1995, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the years in the three-year period ended August 31, 1996. In connection with our audits of the consolidated financial statements, we also have audited the financial schedule as of August 31, 1996 and for each of the years in the three-year period ended August 31, 1996. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Solectron Corporation and subsidiaries as of August 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended August 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                                 KPMG PEAT MARWICK LLP

Palo Alto, California
September 13, 1996




ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable



PART III

ITEM 10:  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

Solectron's executive officers and directors and their ages as of August 31, 1996 are as follows:

             Name               Age              Position
----------------------------  ------     -------------------------------
Koichi Nishimura, Ph.D.         58        President, Chief Executive
                                          Officer, and Chairman of the Board

David Kynaston                  55        Vice President and President
                                          Solectron Europe

Stephen T. Ng                   41        Senior Vice President and Chief
                                          Materials Officer

Leslie T. Nishimura             52        Senior Vice President and
                                          President Solectron Washington, Inc.

Ken Tsai                        53        Senior Vice President and
                                          President Solectron Asia

Susan Wang                      45        Senior Vice President, Chief
                                          Financial Officer, and Secretary

Walter W. Wilson                52        Senior Vice President and President
                                          Solectron North America

Saeed Zohouri, Ph.D.            45        Senior Vice President, Chief
                                          Technology Officer and President
                                          Solectron California Corporation

Winston H. Chen, Ph.D. (3)      55        Director

Richard A. D'Amore (1)          43        Director

Charles A. Dickinson (3)        73        Director

Heinz Fridrich (1)              63        Director

Kenneth E. Haughton, Ph.D. (2)  68        Director

Paul R. Low, Ph.D. (1)          63        Director

W. Ferrell Sanders (2)          59        Director

Osamu Yamada (3)                67        Director

---------------
(1) Member of the Audit Committee
(2) Member of the Compensation Committee
(3) Member of the Nominating Committee

     Dr. Koichi Nishimura has served as a director since 1991, Chairman of the Board since September 1996, Chief Executive Officer since 1992 and President since 1990. He was Co-Chief Executive Officer from 1991 to 1992 and Chief Operating Officer from 1988 to 1991. From 1964 to 1988, Dr. Nishimura was employed by International Business Machines Corporation ("IBM") in various technology and management positions. He also serves as a director of Merix Corporation.

     Mr. David Kynaston joined Solectron in February 1996 as Vice President and President of Solectron Europe. Mr. Kynaston has worked for Phillips Electronics for the past 15 years in various capacities, including Managing Director of Philip's Mullard Ltd. subsidiary, Managing Director of the Business Communications Systems Division, and most recently, Managing Director of the Private Mobile Radio Division. Mr. Kynaston has also held senior technical management positions at EMI Medical Ltd. and Cambridge Scientific Instruments Ltd.

     Mr. Stephen T. Ng joined Solectron in September 1989 as Vice President, Worldwide Material Purchasing and is currently Senior Vice President and Chief Materials Officer of Solectron. Prior to joining Solectron, Mr. Ng had 11 years experience in materials management in various capacities with Xerox Corporation. His last position prior to joining Solectron was Manager, Material Operations at Xerox Corporation.

     Mr. Leslie T. Nishimura is President of Solectron Washington, Inc. and has served as Senior Vice President of Solectron since 1989, President of Solectron Asia from 1991 to 1993, Secretary of Solectron from 1989 to 1992 and Vice President, Manufacturing Technology of Solectron from 1978 to 1989. Mr. Nishimura's prior experience includes various materials, production control and inventory control supervisory positions at Ritter Co., Burndy Corporation and the Norden Division of United Technologies, Inc.

     Mr. Ken Tsai is President of Solectron Asia and has served as Senior Vice President of Solectron since May 1995, Vice President of Solectron from 1990 to 1995. He served as Director of Manufacturing for Solectron from 1989 to 1990 and in various manufacturing and other positions from 1984 to 1989. Prior to joining Solectron, Mr. Tsai served in various management and business planning positions at American Cyanamid Company from 1968 to 1984.

     Ms. Susan Wang has served as Secretary of Solectron since 1992 and Senior Vice President and Chief Financial Officer of Solectron since 1990. She was Vice President, Finance and Chief Financial Officer of Solectron from 1986 to 1990 and Director of Finance of Solectron from 1984 to 1986. Prior to joining Solectron, Ms. Wang held various accounting and finance positions with Xerox Corporation. Ms. Wang also held accounting and auditing positions with Westvaco Corp. and Price Waterhouse & Co. She is a certified public accountant.

     Mr. Walter W. Wilson has served as President, Solectron North America since September 1995, President Solectron California Corporation from March 1992 to February 1996 and Senior Vice President of Solectron since 1990. From 1989 to 1990 he served as an operational Vice President of Solectron. From 1965 to 1989 Mr. Wilson was employed by IBM in manufacturing and product development. During his IBM tenure, he held management positions in the United States, West Germany and Japan.

     Dr. Saeed Zohouri is Senior Vice President and Chief Technology Officer since 1994 and President Solectron California Corporation since March 1996. Dr. Zohouri joined Solectron in 1980; he has held various management positions and has also served as Director of Technology. His prior experience includes teaching chemistry at a major international university.

     Dr. Winston H. Chen has served as a director of Solectron since 1978, Chairman of the Board from 1990 to 1994, President from 1979 to 1990, Chief Executive Officer from 1984 to 1991, and as Co-Chief Executive Officer from 1991 through 1992. Dr. Chen is currently Chairman of the Paramitas Foundation. From 1970 to 1978, Dr. Chen served as Process Technology and Development Manager of IBM. He also serves as a director of Intel Corporation and Edison International.

     Mr. Richard A. D'Amore has served as a director of Solectron since 1985. Mr. D'Amore has been a general partner of various venture capital funds affiliated with Hambro International Venture Funds since 1982 and a general partner of North Bridge Venture Partners since 1992. He also serves as a director of Math Soft, Inc., VEECO and Xionics Instruments.

     Mr. Charles A. Dickinson has served as a director of Solectron since 1984, and as Chairman of the Board of Directors from 1986 to 1990 and from 1994 to September 1996. He served as an independent consultant to Solectron from 1991 to 1993 and is currently serving in that capacity. He served as President, Solectron Europe from September 1993 to February 1996. From 1986 to 1990, he was Chairman of the Board of Directors, President and Chief Executive Officer of Vermont Micro Systems, Inc. He also serves as a director of Trident Microsystems, Inc.

     Mr. Heinz Fridrich has served as a director of the Company since April 1996. Mr. Fridrich is currently a member of the faculty of the University of Florida. From 1950 to 1993, Mr. Fridrich held a number of manufacturing and operations management positions in Europe and the United States with IBM. He currently serves as a director of Central Hudson Gas & Electric Company in Poughkeepsie, New York.

     Dr. Kenneth E. Haughton has served as a director of Solectron since 1985. Dr. Haughton is currently an independent consultant. From 1990 to 1991, he was Vice President of Engineering at Da Vinci Graphics, a computer graphics firm. From 1989 to 1990, Dr. Haughton was an independent consultant, and from 1982 to 1989, he served as Dean of Engineering at Santa Clara University. He also serves as a director of Seagate Technology.

     Dr. Paul R. Low has served as a director of Solectron since 1993 and is currently the President of PRL Associates. Prior to founding PRL Associates, Dr. Low worked for IBM from 1957 to 1992. Dr. Low held senior management and executive positions with successively increasing responsibility, including President, General Technology Division and IBM Corporate Vice President; President of General Products Division; and General Manager, Technology Products business line, also serving on IBM's corporate management board. He also serves as a director of Applied Materials, Inc., VEECO, Number Nine, NCD, XION, and IPAC.

     Mr. W. Ferrell Sanders has served as a director of Solectron since 1986. Since 1987, Mr. Sanders has been a general partner of Asset Management Associates Venture Fund, a venture capital management firm. From 1981 to 1987, he was an independent management consultant. He also serves as a director of Adaptec, Inc.

     Mr. Osamu Yamada has served as a director of Solectron since 1994. Mr. Yamada is currently an advisor to The Mitsubishi Bank, Limited. From 1990 to 1991, he was Chairman and Chief Executive Officer of BankCal Tri-State Corporation, a wholly owned subsidiary of The Mitsubishi Bank, Limited. From 1987 to 1990, he was Senior Managing Director of The Mitsubishi Bank, Limited, and in an overlapping period from 1985 to 1990, he was also Chairman, President and Chief Executive Officer of Bank of California. Prior to that, he held a number of key management positions with The Mitsubishi Bank, Limited organization. Mr. Yamada currently serves on a number of boards of major universities and cultural centers. He also serves as a director of PictureTel.

     There is no family relationship among any of the foregoing individuals.



ITEM 11:       EXECUTIVE COMPENSATION

The information required by item 11 of Form 10-K is incorporated by reference to the information contained in the section captioned "Executive Officer Compensation" of the Registrant's definitive Proxy Statement (Notice of Annual Meeting of Shareholders) for the fiscal year ended August 31, 1996 to be held on January 9, 1997 which the Company will file with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this report.


ITEM 12:       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
               AND MANAGEMENT

Information regarding this item is incorporated herein by reference from the section entitled "Security Ownership of Certain Beneficial Owners and Management" of the Registrant's definitive Proxy Statement (Annual Meeting of Shareholders) for the fiscal year ended August 31, 1996.


ITEM 13:       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information with respect to this item is incorporated herein by reference from the section entitled "Certain Transactions" of the Registrant's definitive Proxy Statement (Annual Meeting of
Shareholders) for the fiscal year ended August 31, 1996.



PART IV

ITEM 14:     EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON
             FORM 8-K

(a) 1.   Financial Statements. The financial statements listed in
         Item 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA, above are file as part of this Annual Report on Form 10-K.

    2.   Financial Statement Schedule.  The financial statement
         Schedule ii - VALUATION AND QUALIFYING ACCOUNTS is filed as part of this annual report in Form 10 - K.

    3. Exhibits. The exhibits listed in the accompanying Index to Exhibits are filed as part of this Annual Report on Form 10 -K.

(b)      Reports on Form 8-K.  During the fiscal quarter ended
         August 31, 1996 no current reports on Form 8-K were filed.




SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           SOLECTRON CORPORATION
                                           (Registrant)

Date: November 26, 1996                    By  /s/  Koichi Nishimura
                                          (Koichi Nishimura, President,
                                           Chief Executive Officer, and
                                           Chairman of the Board)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name                         Title                   Date


                             President, Chief
                             Executive
                             Officer, and
                             Chairman of the
/s/ Koichi Nishimura, Ph.D.  Board                   November 26, 1996
Koichi Nishimura

                             Chief Financial
                             Officer (Principal
                             Financial and
                             Accounting Officer),
                             Senior Vice
                             President, and
/s/ Susan Wang               Secretary               November 26, 1996
Susan Wang

/s/ Winston H. Chen          Director                November 26, 1996
Winston Chen, Ph.D.

/s/ Richard A. D'Amore       Director                November 26, 1996
Richard A. D'Amore

/s/ Charles A. Dickinson     Director                November 26, 1996
Charles A. Dickinson

/s/ Heinz Fridrich           Director                November 26, 1996
Heinz Fridrich

/S/ Kenneth E. Haughton      Director                November 26, 1996
Kenneth E. Haughton, Ph.D.

/s/ Paul R. Low              Director                November 26, 1996
Paul R. Low, Ph.D.

/s/ W. Ferrell Sanders       Director                November 26, 1996
W. Ferrell Sanders

/s/Osamu Yamada              Director                November 26, 1996
Osamu Yamada




                     SOLECTRON CORPORATION AND SUBSIDIARIES
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                 (in thousands)


                                          Amounts
                             Balance at   Charged                   Balance at
                             Beginning       To                        End
Description                  of Period   Operations  (Deductions)   Of Period

Fiscal 1994
Allowance for doubtful
  accounts receivable         $ 1,861      $ 989        ($391)        $2,459

Allowance for doubtful
  accounts receivable         $ 2,459     $1,602        ($560)        $3,501

Allowance for doubtful
  accounts receivable         $ 3,501     $1,651       ($2,160)       $2,992




                                  INDEX TO EXHIBITS


Exhibit
Number       Description

2.1   [ii]   Agreement and Plan of Reorganization, by and among the Company,
             Force Acq. Corp. and Force Computers, Inc. as amended.
3.1   [viii] Articles of Incorporation of Company, as amended.
3.2   [viii] Bylaws of Company.
10.1  [I]    Preferred Stock Purchase Agreement dated September 29, 1983, together with amendments thereto dated February 28, 1984 and
             June 23, 1988.
10.2  [I]    Form of Indemnification Agreement between Company and its
             officers, directors and certain other key employees.
10.3  [I]    Amendment to form of Indemnification Agreement.
10.4  [iv]   1983 Incentive Stock Option Plan, as amended August 13, 1991.
10.5  [vi]   1988 Employee Stock Purchase Plan, as amended October 1992.
10.6  [v]    Amended and Restated 1992 Stock Option Plan.
10.8  [iii]+ Asset Purchase Agreement dated as of January 29, 1996, as amended and restated as of March 29, 1996 by and among Solectron Texas, L.P., the Company and Texas Instruments, Incorporated.
10.10 [vii]  Stock Acquisition Agreement dated August 28, 1993, between
             Company and Solectron California Corporation.
10.11 [vii]  Multicurrency Credit Agreement dated June 30, 1993, between
             Company and Bank of America National Trust and Savings
             Association as Agent and Issuing Bank.
10.12 [viii] Lease Agreement between BNP Leasing Corporation, as Landlord, and Company, as Tenant, Effective September 6, 1994.
10.13 [viii] Purchase Agreement, by and between Company and BNP Leasing
             Corporation, dated September 6, 1994.
10.14 [viii] Pledge and Security Agreement, by and between Company, As Debtor, and BNP Leasing Corporation, as Secured Party, dated September 6,
             1994.
10.15 [viii] Assignment and Assumption Agreement between Company and Solectron
             California Corporation, dated November 9, 1994.
10.16 [viii] Custodial Agreement by and between Company, Banque Nationale De
             Paris, and BNP Leasing Corporation, dated September 6, 1994.
10.17 [viii] First Amendment to Multicurrency Credit Agreement, dated August
             29, 1994.
10.18 [viii] Second Amendment to Multicurrency Credit Agreement, dated
             September 30, 1994.
11.1         Statement re: Computation of Net Income Per Share.
21.1         Subsidiaries of the Registrant.
23.1         Consent of Independent Auditors.
27.1         Financial Data Schedule.


                      INDEX TO EXHIBITS (Continued)

Footnotes   Description


[i] Incorporated by reference to the Exhibits to Company's Registration Statement on Form S-1 (File No. 33-22840).
[ii] Incorporated by reference to the Exhibits to the Company's Registration Statement on Form S-4 as amended, filed November 20, 1996. (File No. 333-15983).
[iii] Incorporated by reference to the Exhibits of the Company's Form 10-Q for the quarter ended February 29, 1996.
[iv] Incorporated by reference to the Exhibits to Company's Registration Statement on Form S-8 (File No. 33-46686).
[v] Incorporated by reference to the Exhibits to Company's Registration Statement on Form S-8, filed February 2, 1995
            (File No. 33-75270).
[vi] Incorporated by reference to the Exhibits to Company's Form 10-K for the year ended August 31, 1992.
[vii] Incorporated by reference to the Exhibits to Company's Form 10-K for the year ended August 31, 1993.
[viii] Incorporated by reference to the Exhibits to Company's Form 10-K for the year ended August 31, 1994.

+ Confidential treatment has been granted for certain portions of these documents.