Form 10-Q
period 1996-11-29
SOLECTRON CORP
filed 1997-01-13
CIK 835541

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549
                                 FORM 10-Q


X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
ENDED NOVEMBER 29, 1996.

__  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION
PERIOD FROM _________________ TO _________________

COMMISSION FILE NUMBER 1-11098

                           SOLECTRON CORPORATION
           (Exact Name of Registrant as specified in its Charter)

               California                        94-2447045
       (State or other jurisdiction             (IRS Employer
       of Incorporation or Organization)       Identification Number)


             777 Gibraltar Drive, Milpitas, California 95035
           (Address of principal executive offices and Zip Code)

Registrant's telephone number, including area code:   (408) 957-8500



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

At December 31, 1996, 53,485,350 shares of Common Stock of the Registrant were outstanding.




                         SOLECTRON CORPORATION

INDEX TO FORM 10-Q


PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets at
         November 30, 1996 and August 31, 1996                         3

         Condensed Consolidated Statements of Income for
         the three months ended November 30, 1996 and 1995             4

         Condensed Consolidated Statements of Cash Flows
         for the three months ended November 30, 1996 and 1995         5 - 6

         Notes to Condensed Consolidated Financial
         Statements                                                    7 - 8

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                           9 - 17



PART II. OTHER INFORMATION


Item 1.  Legal Proceedings                                             18

Item 2.  Changes in Securities                                         18

Item 3.  Defaults Upon Senior Securities                               18

Item 4.  Submission of Matters to a Vote of Security Holders           18

Item 5.  Other Information                                             18

Item 6.  Exhibits and Reports on Form 8-K                              18

Signatures                                                             19





                SOLECTRON CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED BALANCE SHEETS
                             (In thousands)

                                    November 30,       August 31,
                                       1996               1996
                                    ___________       ____________
ASSETS
Current assets:
   Cash, cash equivalents and
     short-term investments          $  480,963        $  410,350
   Accounts receivable, net             378,698           341,200
   Inventories                          412,086           368,862
   Prepaid expenses and other
     current assets                      36,959            24,312
                                     ___________       ___________
   Total current assets               1,308,706         1,144,724
Net property and equipment              254,119           249,570
Other assets                             60,706            57,904
                                     ___________       ___________
     Total assets                    $ 1,623,531      $ 1,452,198
                                     ___________       ___________

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accrued interest and current
      portion of long-term debt      $    9,715        $   14,094
     Accounts payable                   339,896           280,840
     Accrued employee compensation       39,728            38,216
     Accrued expenses                    41,759             9,280
     Other current liabilities           25,511            15,939
                                     ___________        __________
     Total current liabilities          456,609           358,369
Long-term debt                          389,718           386,927
Other long-term liabilities               6,049             6,333
                                     ___________       ___________
     Total liabilities                  852,376           751,629
                                     ___________       ___________
Shareholders' equity:
     Common stock                       414,495           378,319
     Retained earnings                  352,028           320,553
     Cumulative translation
      adjustment and other                4,632             1,697
                                     ___________       ___________
     Total shareholders' equity         771,155           700,569
                                     ___________       ___________
     Commitments

Total liabilities and
 shareholders' equity               $ 1,623,531       $ 1,452,198
                                     ___________       ___________

See accompanying notes to condensed consolidated financial statements.



                   SOLECTRON CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share data)

                                             Three Months Ended
                                                November 30,
                                      __________________________________
                                         1996                   1995
                                     ___________             ___________
Net sales                           $   807,725            $   690,624
Cost of sales                           721,577                624,278
                                     ___________             ___________
     Gross profit                        86,148                 66,346

Operating expenses:
     Selling, general &
      administrative                     32,672                 24,041
     Research & development               1,190                  1,502
     Acquisition costs                    4,000                     -
                                     ___________            ___________
       Operating income                  48,286                 40,803

Interest income                           6,213                  1,446
Interest expense                         (6,811)                 ( 814)
                                     ___________            ___________
     Income before income taxes          47,688                 41,435

Income tax expense                       16,213                 14,088
                                     ___________            ___________
     Net income                     $    31,475           $     27,347

Net income per share:
     Primary                        $      0.58           $       0.54
                                     ____________          ____________
                                    $      0.58           $       0.52
                                     ____________          ____________
Weighted average number of shares:
     Primary                             54,513                 51,033
                                     ____________          ____________
     Fully diluted                       58,300                 53,034
                                     ____________          ____________


See accompanying notes to condensed consolidated financial statements.



                  SOLECTRON CORPORATION AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (In thousands)

                                             Three Months Ended
                                                 November 30,

                                        __________________________________
                                           1996                   1995
                                        __________             ___________

Cash flows from operating activities:
  Net income                           $   31,475              $   27,347
  Adjustments to reconcile net income
   to net cash provided(used) by
   operating activities:
     Depreciation and amortization         26,419                  18,819
     Interest accretion on zero-coupon
      subordinated notes                       -                      532
     Interest accrual on long-term debt     6,418                      -
     Additions to (reductions of)
      allowance for doubtful accounts         221                     520
     Other                                  2,812                     609
  Changes in operating assets and
   liabilities:
     Accounts receivable                  (18,828)                (57,465)
     Inventories                          (26,515)                (47,416)
     Prepaid expenses and other
      current assets                       (5,677)                    254
     Accounts payable                      54,718                  28,741
     Accrued expenses and other
      current liabilities                   4,987                  28,994
                                       __________               __________
     Net cash provided by operating
     activities                            76,030                     935
                                       __________               __________
Cash flows from investing activities:
  Sales and Maturites of short-term
   investments                             64,376                 183,397
  Purchases of short-term
   investments                           (108,696)               (141,637)
  Capital expenditures                    (22,348)                (44,374)
  Other                                     4,621                     132
                                      ___________               __________
     Net cash used in investing
     activities                           (62,047)                 (2,482)
                                      ___________               __________


                               (continued on next page)

See accompanying notes to condensed consolidated financial statements.




                  SOLECTRON CORPORATION AND SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                            (In thousands)

                                            Three Months Ended
                                                November 30,
                                       ________________________________
                                           1996                  1995
                                      ___________           ___________
Cash flows from financing activities:
  Proceeds from short-term debt                -                (3,004)
  Repayments of long-term debt and
   capital lease obligations                 (457)                (505)
  Net proceeds from sale of
   common stock                            11,950                3,494
  Other                                      (187)                 465
                                      ____________          ___________
     Net cash provided by financing
     activities                            11,306                  450
                                      ___________           ___________
Effect of exchange rate changes on
 cash and cash equivalents                  1,004                  664
                                      ___________           ___________
Net increase (decrease) in cash and
 cash equivalents                      $   26,293           $     (433)

Cash and cash equivalents at
 beginning of period                      228,830               89,959
                                     ____________           ___________
Cash and cash equivalents at
 end of period                         $  225,123           $   89,526
                                     ____________           ___________


SUPPLEMENTAL DISCLOSURES

Cash paid during the period:
   Income taxes                        $    7,737           $   5,144
   Interest                            $   12,816           $      38

Non-cash investing and financing
activities:
   Issuance of common stock for
     business combination              $   18,335                  -
   Issuance of common stock upon
     conversion of long-term debt              -            $     399
   Tax benefit associated with
     exercise of stock options         $    3,792           $     264


See accompanying notes to condensed consolidated financial statements.




SOLECTRON CORPORATION AND SUBSIDIARIES


NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - Basis of Presentation

          The accompanying consolidated balance sheets as of November 30, 1996 (unaudited) and August 31, 1996, the unaudited consolidated statements of income for the three-month period ended November 30, 1996 and 1995, and the unaudited consolidated statements of cash flows for the three months ended November 30, 1996 and 1995 have been prepared on substantially the same basis as the annual consolidated financial statements. Management believes the financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The results of operations for the three-month period ended November 30, 1996 are not necessarily indicative of results to be expected for the entire year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended August 31, 1996 included in the Company's Annual Report to Shareholders.

          For clarity of presentation, the Company has indicated its first quarter as ending on November 30, and its fiscal year as ending on August 31, whereas in fact, the Company's first quarter of 1997 ended on November 29, 1996, its first quarter of 1996 ended on November 24, 1995 and its 1996 fiscal year ended on August 30, 1996.

NOTE 2 - Inventories

          Inventories consisted of (in thousands):


                                 November 30,       August 31,
                                    1996               1996
                                 -----------        -----------
          Raw materials           $  282,973         $ 253,646
          Work-in-process            129,113           115,216
                                 -----------        -----------
          Total                   $  412,086         $368,862
                                 ===========        ===========


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


NOTE 4 - Commitments

          The Company leases various facilities under operating lease agreements. These leases expire at various dates through the year 2000. Substantially all leases require the Company to pay property taxes, insurance, and normal maintenance costs. All of the Company's leases have fixed minimum lease payments except the lease for certain facilities in California. Payments under this lease are periodically adjusted based on LIBOR rates. This lease provides the Company with the option at the end of the lease of either acquiring the property at its original cost or arranging for the property to be acquired. The Company is contingently liable under a first loss clause for a decline in the market value of the property up to $44.2 million in the event that the Company does not purchase the property at the end of the five-year lease term. The Company must also maintain compliance with financial covenants similar to its credit facilities. Future minimum lease payments related to lease obligations are $13.9 million, $12.4 million, $9.2 million, $6.2 million and $1.1 million in each of the years in the five year period ending August 31, 2001.

Note 5 - Acquisitions

          On November 26, 1996, Solectron exchanged approximately $205 million in shares of common stock and options for all of the outstanding stock and options of Force Computers Inc. (Force) a designer and provider of computer platforms for the embedded market. This transaction was accounted for under the pooling of interests method. The results of operations of Force are not considered material to Company's consolidated results of operations. Accordingly, the Company's historical financial statements have not been restated to reflect the financial position and results of operations of Force, and pro-forma financial information has not been disclosed.



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

         On November 26, 1996, Solectron exhanged approximately $205 million shares of common stock and options for all of the outstanding stock and options of Force Computers Inc. (Force) a designer and provider of computer platforms for the embedded market. The transaction was accounted for under the pooling of interests method. The results of operations for Force are not considerd material to the Comany's consolidated results of operations. Accordingly, the Company's historical financial statements have not been restated to reflect the financial position and results of oprations of Force, and pro-forma financial information has not been disclosed.

          As of November 30, 1996, excluding the locations of the Force Computers and Fine Pitch Technologies subsidiaries, the Company had manufacturing operations in eleven locations, six of which are overseas. Solectron has a sales support office located in Japan. Force Computers' corporate headquarters are located in San Jose, California. Its European headquarters and the significant portion of its operations are located in Munich, Germany. Force Computers has sales support offices in the United Kingdom, France, Sweden, Belgium, Israel and Japan. Fine Pitch Technologies is headquartered in San Jose, California with additional operations in Mountain View, California and Santa Ana, California.


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

          The following table sets forth, for the three months ended November 30, 1996 and 1995, certain items as a percentage of net sales. The first quarter operating results only included four days of Force Computers' operating results as Force Computers was purchased on November 26, 1996. The table and the discussion below should be read in conjunction with the consolidated financial statements and notes thereto that appear elsewhere in this report.

                                              Three Months Ended
                                                  November 30,
                                           -------------------------
                                              1996            1995
                                           ----------      ----------

   Net sales                                  100.0%          100.0%
   Cost of sales                               89.3            90.4
                                           ----------      ----------
         Gross profit                          10.7             9.6
   Operating expenses:
     Selling, general & administrative          4.1             3.5
     Research & development                      .1              .2
     Acquisition costs                           .5               -
                                           ----------      ----------
         Operating income                       6.0             5.9
   Interest (income) expense, net                .1             (.1)
                                           ----------      ----------
         Income before income taxes             5.9             6.0
   Income taxes                                 2.0             2.0
                                           ----------      ----------
   Net income                                   3.9%            4.0%


          Net sales for the first quarter of fiscal 1997 increased 17% over the first quarter of fiscal 1996. The increase in net sales is primarily due to the addition of new sites to the Company, particularly the site acquired in Austin, Texas, as well as the net increase in sales volume from both existing and new customers. The overall increase in sales includes the offsetting impact of several ongoing programs reaching end of life and additionally, a shift in the product mix to one with a somewhat higher overall consignment content. The change in product mix is due to the Company taking on some large volume consignment projects which it may to convert to turn key over time. This resulted in lower material revenues for these projects which in turn lowered the Company's overall revenue growth rate. During the first quarter, the Company initiated activities on new programs in all regions. These new programs are scheduled to "ramp-up" to full scale production over the next few quarters. On a regional basis, sales in the Company's European region were somewhat weaker primarily due to declines in revenues from older programs in the Bordeaux facility as these programs reach end of life.
Revenues in Asia were also reduced due to many of the same end of life factors as in Europe, compounded by an increase in consignment mix. Sales in the North American
Region were strong led by increases in sales to existing and new customers. Sales at the Company's new site in Austin, Texas also had a significant positive impact on the North American sales results. Although the Company does not currently anticipate any future decline in sales, to lessen the potential impact of any possible future decline to customers within any particular region or market segment, the Company is committed to seeking diversification of its customer base among many countries, market segments and product lines within market segments.

          The Company's largest customer during the first three months of fiscal 1997 was Hewlett-Packard Corporation
(HP). Net sales to HP during the three month period ended November 30, 1996 accounted for 12.5% of consolidated net sales, compared to less than 10% for the same period in fiscal 1996. For the three month period ended November 30, 1995, International Business Machines (IBM) represented the Company's largest customer with sales accounting for 11.7% of consolidated net sales. For the three month period ended November 30, 1996, sales to IBM were less than 10% of consolidated net sales. The decrease in sales to IBM as a percentage of consolidated net sales is in part due to a decrease of sales to IBM in absolute dollar amounts at the Company's Bordeaux, France site. This decrease was in conjunction with the termination of the Company's manufacturing services agreement with IBM in December 1995. Net sales to the Company's top ten customers during the first three months of fiscal 1997 accounted for 64.7% of consolidated net sales, down from 71% in the first three months of fiscal 1996.

          Net sales at the Company's foreign locations contributed approximately 24% of consolidated net sales in the first three months of fiscal 1997, compared to 35% in the first three months of fiscal 1996. The decrease in foreign sales as a percentage of total sales is due to the decreases in sales volume at some of the larger sites in Europe and Asia and the strong increase in domestic sales volume primarily due to the purchase of the site in Austin, Texas. The rate of foreign versus domestic sales, as well as foreign versus domestic sales rates as a percentage of the Company's overall sales, can fluctuate significantly over time. See "Trends and Uncertainties" below for a further discussion of potential fluctuations in operating results.

          The Company's operations in Milpitas, California contributed a substantial portion of the Company's net sales and operating income during the first three months of fiscal 1997 and fiscal 1996. The results of the Company's Milpitas operations are expected to continue as a significant factor in the overall financial results of the Company. Any material change to the customer base, product mix, efficiency or other attributes of this site could have a material adverse effect on the Company's results of operations.

          The Company believes that its ability to continue to achieve growth will depend upon growth in sales to existing customers for their current and future product generations and successful marketing to new customers. Customer contracts can be canceled and volume levels can be changed or delayed. The timely replacement of delayed, canceled or reduced orders with new business cannot be assured. In addition, there can be no assurance that any of the Company's current customers will continue to utilize the Company's services. The Company does not have any firm long-term volume purchase commitments from any of it's customers. Because of these factors, there can be no assurance that the Company's historical revenue growth rate will continue. See "Trends and Uncertainties" below for a discussion of certain factors affecting the management of growth, geographic expansion and potential fluctuations in sales and results of operations.

          The gross margin % for the first quarter in fiscal 1997 has improved over that of the first quarter in fiscal 1996 largely as a result of the changes in product mix resulting in a greater percentage of consignment than in the same period last year. Consignment projects typically have higher gross margins than turnkey projects. Over time, gross margins at the individual sites and for the Company as a whole may continue to fluctuate. Increases in turnkey business, additional costs associated with new projects, and price erosion within the electronics industry could adversely affect the Company's gross margin. Additionally, changes in product mix could cause the Company's gross margin to fluctuate. Also, while the availability of raw materials appears adequate to meet the Company's current revenue projections for the foreseeable future, component availability is still subject to lead time and other constraints which could possibly limit the Company's revenue growth. Because of these factors and others discussed under "Trends and Uncertainties" below, there can be no assurance that the Company's gross margin will not fluctuate or decrease in future periods.

          Selling, general and administrative (SG&A) expenses as a percentage of net sales for the three month period ended November 30, 1996 were 4.1%. This compares to 3.5% for the same period of 1995. The most significant reason for the increase in SG&A as a percentage of sales is costs associated with investments in starting up or purchasing new sites and investments in the Company's information systems. In absolute dollars, the increase can also be attributed to growth in infrastructure such as personnel and related departmental expenses at all manufacturing locations to support the increased size and complexity of the Company's business and the addition of new sites in Malaysia (Johor), California (Fine Pitch Technologies), Texas, China and most recently, Boston. The Company anticipates SG&A expenses will continue to increase in terms of absolute dollars in the future, and may possibly increase as a percentage of revenue, as the Company continues to build the infrastructure necessary to support its current and prospective business.

          The Company's research and development activities have been focused primarily on the development of prototype and engineering design capabilities, fine pitch interconnecting technologies (which include ball-grid array, tape-automated bonding, multichip modules, chip-on-flex, chip-on-board, and flip chip), high reliability environmental stress test technology, and the implementation of environmentally-friendly assembly processes, such as VOC-free and no-clean. primarily on refinement of prototype engineering, the development of concurrent engineering, fine pitch interconnection technologies (which include ball-grid array, tape-automated bonding, multichip modules, and other direct chip attachment technologies), reliability test technology (mechanical deflection system and accelerate thermal cycling test), no-clean soldering processes, fluxless soldering process, and lead free soldering process. R&D expenses did not change significantly in the first quarter of fiscal 1997 compared to the same period in fiscal 1996. Research and development expenses are not expected to change significantly in the near future.

          A one time charge for acquisition costs of approximately four million dollars was incurred as a result of the acquisition of Force Computers Inc. during the quarter ended November 30, 1996.

          As a result of issuing the new convertible subordinated notes in February, 1996 and the senior notes in March, 1996, interest expense for the three months ended November 30, 1996 has increased over the same period in fiscal 1996. Interest expense on the new issues is expected to be approximately $25 million annually and will be partially offset by interest earned on undeployed cash.


Liquidity and Capital Resources

          Working capital was $852 million as of November 30, 1996 compared to $786 million at the end of fiscal 1996. In addition to increases in working capital generated from existing sites, the increase is largely due to an increase in working capital resulting from the acquisition of new sites. Management expects Solectron to continue to grow in size, consequently the Company is expected to utilize greater amounts of working capital to support its growth in operations. The Company believes its current level of working capital together with cash generated from operations and the Company's available credit will provide adequate working capital for the foreseeable future.

          Inventory levels fluctuate directly with the volume of the Company's manufacturing. Changes or significant fluctuations in product market demands can cause fluctuations in inventory levels which may result in changes in levels of inventory turns and liquidity. Historically, the Company has been able to manage it's inventory levels with regard to these fluctuations. However, should material fluctuations occur in product demand, the Company could experience slower turns and reduced liquidity.

          During the first three months of fiscal 1997, the Company invested approximately $22 million in capital expenditures. Approximately $6 million of this investment went to replace or upgrade equipment which was retired or sold. The net book value of the retired and sold equipment was not significant. The remaining investment was mainly in new equipment, primarily surface mount assembly and test equipment, to meet current and expected production levels. For the remainder of fiscal 1997 total capital expenditures at existing facilities are expected to be in the range of $110 to $145 million.

          In addition to the Company's working capital as of
November 30, 1996, the Company has available a $100 million
unsecured domestic revolving credit facility.   In addition,
Force Computers Inc. has a $26 million unsecured revolving credit facility of which approximately $25 million is available. Also, the Company has approximately $51 and $8 million in available foreign and domestic credit facilities respectively.
Beginning in September 1997, the Company will be required to pledge approximately $52 million of cash or marketable securities as collateral for its obligation under the terms of the Company's operating lease for its facilities in Milpitas, California. The lease expires September, 1999. The Company intends to re-negotiate the terms of the lease before September 1997.


Trends and Uncertainties

Customer Concentration; Dependence in the Electronics
Industry

          A small number of customers are currently responsible for a significant portion of the Company's net sales. In the three month period ended November 30, 1996 and in the fiscal years 1996, 1995, and 1994 the Company's ten largest customers accounted for at least 64% of consolidated net sales. The Company is dependent upon continued revenues from its top ten customers. Any material delay, cancellation or reduction of orders from these or other significant customers could have a material adverse effect on the Company's results of operations. The Company's largest customer during the first three months of fiscal 1997 was Hewlett-Packard Corporation (HP). Net sales to HP during this period accounted for 12.5% of consolidated net sales, compared to less than 10% in the first three months of fiscal 1996. For the three months ended November 30, 1995, International Business Machines (IBM) represented the Company's largest customer with sales accounting for 11.7% of consolidated net sales. For the three months ended November 30, 1996, sales to IBM were less than 10% of total consolidated sales. There can be no assurances that the Company will continue to do business with IBM, HP or any other customer.

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

Management of Growth; Geographic Expansion

          The Company has experienced substantial growth over the last five fiscal years, with net sales increasing from $407 million in fiscal 1992 to $2.8 billion in fiscal year 1996. In recent years, the Company has acquired facilities in many locations, including the Company's most recent purchase of Force Computers Inc., which has operations in California and Germany. Additionally, the Company continually evaluates growth and acquisition opportunities and may pursue additional opportunities over time. There can be no assurance that the Company's historical revenue growth will continue or that the Company will successfully manage the integration of Force Computers or any other business it may acquire in the future. As the Company manages its existing operations and expands geographically, it may experience certain inefficiencies as it integrates new operations and manages geographically dispersed operations. In addition, the Company's results of operations could be adversely affected if its new facilities do not achieve growth sufficient to offset increased expenditures associated with geographic expansion. Should the Company increase its expenditures in anticipation of a future level of sales which does not materialize, its profitability would be adversely affected. On occasion, customers may require rapid increases in production which can place an excessive burden on the Company's resources.

Acquisition of Force Computers Inc.

          The acquisition of Force Computers Inc.
entails a number of risks, including successfully managing the integration of the operations, retention of key employees at Force Computers, and managing an increasingly larger and more geographically disparate business. In addition, Solectron has no significant prior experience in managing and operating a computer platform design business. There can be no assurance the Company will successfully manage this business or obtain the anticipated customer synergy. In the event that Solectron is unsuccessful in managing and integrating the Force Computers business, the acquisition could require significant additional management attention. If the Company is unsuccessful in integrating and managing the Force Computers business, Solectron's results of operations could be materially adversely affected.

International Operations

          As a result of its foreign sales and facilities, the Company's operations are subject to risks of doing business abroad, including but not limited to, fluctuations in the value of currency, export duties, changes to import and export regulations (including quotas), possible restrictions on the transfer of funds, employee turnover, labor unrest, longer payment cycles, greater difficulty in collecting accounts receivable, the burdens and costs of compliance with a variety of foreign laws and, in certain parts of the world, political instability. While to date these factors have not had an adverse impact on the Company's results of operations, there can be no assurance that there will not be such an impact in the future. In addition, the Company currently benefits from a tax holiday in its Penang, Malaysia site which expires on January 31, 1997. The Company is seeking to have the tax holiday extended. If the tax holiday is not extended, the Company's effective income tax rate would likely increase.

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

Intellectual Property Protection

          The Company's ability to compete may be affected by its ability to protect its proprietary information. The Company obtained a limited number of U.S. patents related to the process and equipment used in it's surface mount technology. The Company believes these patents are valuable. However, there can be no assurance that these patents will provide meaningful protection for the Company's manufacturing process and equipment innovations.

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




                                     SOLECTRON CORPORATION
                                    (Registrant)



Date: January 13, 1997            By:  /s/ Koichi Nishimura
                                    -----------------------
                                    Koichi Nishimura, Ph.D.
                                    President, Chief Executive Officer
                                    and Chairman of the Board



Date: January 13, 1997           By: /s/ Koichi Nishimura
                                   ______________________
                                    Susan Wang
                                    Senior Vice President, Chief
                                    Financial Officer and
                                    Secretary
                                    (Principal Financial and
                                    Accounting Officer)




Exhibit 11.1

                     SOLECTRON CORPORATION AND SUBSIDIARIES
              STATEMENT REGARDING COMPUTATION OF NET INCOME PER SHARE
                      (In thousands, except per share data)


                                                 Three Months Ended
                                                    November 30,
                                               _____________________
                                                 1996         1995
                                               _________   _________
Weighted average number of shares of common stock and common stock equivalents:

Primary:
     Common stock                                52,946     49,725
     Common stock equivalents - stock options     1,567      1,308
                                                 ________  ________
        Total primary shares                     54,513     51,033
                                                 --------  --------

Fully diluted:
     Common shares issuable upon assumed
     conversion of convertible subordinated
     notes                                        3,402      1,960

     Incremental increase in common stock
     equivalents using end of period
     market price                                   385         41
                                                ________  _________
        Total fully diluted shares               58,300     53,034
                                                ________  _________



Net income - primary                           $ 31,475   $ 27,347

     Interest accretion on convertible
     subordinated notes, net of taxes             2,277        350
                                                ________  _________
Net income - fully diluted                     $ 33,752   $ 27,697
                                                ________  _________



Net income per share - primary                 $   0.58   $   0.54
                                                 ________  ________


Net income per share - fully diluted           $   0.58   $   0.52
                                                 ________  ________