Form 10-Q
period 1997-02-28
SOLECTRON CORP
filed 1997-04-14
CIK 835541

                    SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549
                                 FORM 10-Q


X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 1997.

__ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________________ TO
_________________

COMMISSION FILE NUMBER 1-11098

                           SOLECTRON CORPORATION
           (Exact Name of Registrant as specified in its Charter)


                 Delaware                        94-2447045
      (State or other jurisdiction             (IRS Employer
    of Incorporation or Organization)       Identification Number)


             777 Gibraltar Drive, Milpitas, California 95035
           (Address of principal executive offices and Zip Code)

Registrant's telephone number, including area code:   (408) 957-8500



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

At March 31, 1997, 54,402,511 shares of Common Stock of the Registrant were outstanding.

                         SOLECTRON CORPORATION

INDEX TO FORM 10-Q


PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets at
         February 28, 1997 and August 31, 1996                      3

         Condensed Consolidated Statements of Income for
         for the three and six months ended February 28,
         1997 and for the three and six months ended
         February 29, 1996                                          4

         Condensed Consolidated Statements of Cash Flows
         for the six months ended February 28, 1997 and
         February 29, 1996                                        5 - 6

         Notes to Condensed Consolidated Financial
         Statements                                               7 - 9

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                     10 - 19



PART II. OTHER INFORMATION


Item 1.  Legal Proceedings                                          20

Item 2.  Changes in Securities                                      20

Item 3.  Defaults Upon Senior Securities                            20

Item 4.  Submission of Matters to a Vote of Security Holders     20 - 21

Item 5.  Other Information                                          22

Item 6.  Exhibits and Reports on Form 8-K                           22

Signature                                                           23

                SOLECTRON CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED BALANCE SHEETS
                             (In thousands)
                                    February 28,            August 31,
                                       1997                    1996
                                    ___________            ___________
ASSETS
Current assets:
   Cash, cash equivalents and
     short-term investments          $  511,341             $  410,350
   Accounts receivable, net             370,484                341,200
   Inventories                          445,424                368,862
   Prepaid expenses and other
     current assets                      38,387                 24,312
                                     ___________            ___________
     Total current assets             1,365,636              1,144,724
Net property and equipment              249,159                249,570
Other assets                             59,918                 57,904
                                     ___________            ___________
     Total assets                    $1,674,713             $1,452,198
                                     ___________            ___________

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accrued interest and current
    portion of long-term debt        $    3,342             $   14,094
   Accounts payable                     369,111                280,840
   Accrued employee compensation         49,103                 38,216
   Accrued expenses                      26,605                  9,280
   Other current liabilities             30,898                 15,939
                                     ___________            ___________
     Total current liabilities          479,059                358,369
Long-term debt                          389,015                386,927
Other long-term liabilities               1,787                  6,333
                                     ___________            ___________
     Total liabilities                  869,861                751,629
                                     ___________            ___________
Stockholders' equity:
     Common stock                            56                     53
     Additional paid-in capital         420,996                378,266
     Retained earnings                  389,593                320,553
     Cumulative translation
      adjustment and other               (5,793)                 1,697
                                     ___________            ___________
     Total stockholders' equity         804,852                700,569
                                     ___________            ___________
     Commitments
Total liabilities and
 stockholders' equity                $1,674,713             $1,452,198
                                     ___________            ___________

See accompanying notes to condensed consolidated financial statements.

                  SOLECTRON CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share data)
                            Three Months Ended       Six Months Ended
                            Feb. 28,   Feb. 29,     Feb. 28,   Feb. 29,
                              1997       1996         1997       1996
                           _________  _________    _________  _________
Net sales                 $  858,698 $  657,176   $1,666,423 $1,347,800
Cost of sales                756,500    591,815    1,478,077  1,216,093
                           _________  _________    _________  _________
     Gross profit            102,198     65,361      188,346    131,707

Operating expenses:
   Selling, general
    & administrative          42,512     21,380       75,184     45,421
   Research &
    development                4,123      2,037        5,313      3,539
   Acquisition costs              -          -         4,000         -
                           _________  _________    _________  _________
     Operating income         55,563     41,944      103,849     82,747

Interest income                7,536      1,125       13,749      2,571
Interest expense              (6,183)    (1,176)     (12,994)    (1,990)
                           _________  _________    _________  _________
     Income before
      income taxes            56,916     41,893      104,604     83,328

Income tax expense            19,351     14,243       35,564     28,331
                           _________  _________    _________  _________
     Net income           $   37,565 $   27,650   $   69,040 $   54,997
                           _________  _________    _________  _________
Net income per share:
     Primary              $    0.65  $    0.54    $    1.22  $    1.07
                           _________  _________    _________  _________
     Fully diluted        $    0.65  $    0.52    $    1.22  $    1.03
                           _________  _________    _________  _________
Weighted average number
  of shares:
     Primary                  58,219     51,530       56,509     51,280
                           _________  _________    _________  _________
     Fully diluted            61,621     53,848       59,913     53,730
                           _________  _________    _________  _________


See accompanying notes to condensed consolidated financial statements.

                  SOLECTRON CORPORATION AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (In thousands)
                                               Six Months Ended
                                        February 28,      February 29,
                                            1997              1996
                                      ________________  ________________
Cash flows from operating activities:
  Net income                              $   69,040         $   54,997
  Adjustments to reconcile net income
   to net cash provided(used) by
   operating activities:
     Depreciation and amortization            51,742             38,662
     Interest accretion on zero-coupon
      subordinated notes                          -               1,110
     Additions to allowance for
      doubtful accounts                          355                682
     Other                                     3,812               (116)
  Changes in operating assets and
   liabilities:
     Accounts receivable                     (14,480)           (34,257)
     Inventories                             (63,987)           (50,590)
     Prepaid expenses and other
      current assets                          (7,703)            (4,930)
     Accounts payable                         86,639             (7,975)
     Accrued expenses and other
      current liabilities                     10,256              4,392
                                          __________         __________
     Net cash provided by operating
     activities                              135,674              1,975
                                          __________         __________
Cash flows from investing activities:
  Sales and maturities of short-term
   investments                               105,879           412,972
  Purchases of short-term
   investments                              (202,277)         (363,617)
  Capital expenditures                       (53,915)          (71,109)
  Other                                        5,556                -
                                          __________        __________
     Net cash used in investing
     activities                             (144,757)          (21,754)
                                          __________        __________


                               (continued on next page)

See accompanying notes to condensed consolidated financial statements.

                  SOLECTRON CORPORATION AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                            (In thousands)
                                             Six Months Ended
                                         February 28,     February 29,
                                             1997             1996
                                       _______________  _______________
Cash flows from financing activities:
  Proceeds from issuance of
   long-term debt                                 -            224,292
  Repayments of long-term debt and
   capital lease obligations                    (106)           (2,309)
  Net proceeds from sale of
   common stock                               18,512             7,192
  Other                                       (3,429)               -
                                          __________        __________
     Net cash provided by financing
     activities                               14,977           229,175
                                          __________        __________
Effect of exchange rate changes on
 cash and cash equivalents                    (1,301)              448
                                          __________        __________
Net increase in cash and
 cash equivalents                              4,593           209,844

Cash and cash equivalents at
 beginning of period                         228,830            89,959
                                          __________        __________
Cash and cash equivalents at
 end of period                           $   233,423       $   299,803
                                          __________        __________


SUPPLEMENTAL DISCLOSURES

Cash paid during the period:
   Income taxes                           $   42,590         $  32,584
   Interest                               $   13,134         $     209

Non-cash investing and financing
activities:
   Issuance of common stock for
     business combination                 $   18,335                -
   Issuance of common stock upon
     conversion of long-term debt                 -          $   4,838
   Tax benefit associated with
     exercise of stock options            $    5,265         $     760


See accompanying notes to condensed consolidated financial statements.

                                     6

SOLECTRON CORPORATION AND SUBSIDIARIES


NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - Basis of Presentation

          The accompanying condensed consolidated balance sheets as of February 28, 1997 (unaudited) and August 31, 1996, the unaudited condensed consolidated statements of income for the three-month and six-month periods ended February 28, 1997 and February 29, 1996, and the unaudited condensed consolidated statements of cash flows for the six months ended February 28, 1997 and February 29, 1996 have been prepared on substantially the same basis as the annual consolidated financial statements. Management believes the financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The results of operations for the three-month and six-month periods ended February 28, 1997 are not necessarily indicative of results to be expected for the entire year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended August 31, 1996 included in the Company's Annual Report to Stockholders.

          For clarity of presentation, the Company has indicated its second quarter as ending on the last day of February, and its fiscal year as ending on August 31, whereas in fact, the Company's second quarter of 1997 ended on February 28, 1997, its second quarter of 1996 ended on February 23, 1996 and its 1996 fiscal year ended on August 30, 1996.

NOTE 2 - Reincorporation

On February 25, 1997, the Company was reincorporated in the State of Delaware. In connection with the reincorporation, as approved by the stockholders, the number of authorized shares of the Company's Common Stock was increased to two hundred million (200,000,000) and each share of Common Stock was assigned a par value of $.001.

NOTE 3 - Inventories

          Inventories consisted of (in thousands):

                                 February 28,        August 31,
                                    1997                1996
                                 -----------        -----------
          Raw materials           $  327,974         $  253,646
          Work-in-process            117,450            115,216
                                 -----------        -----------
          Total                   $  445,424         $  368,862
                                 ===========        ===========

NOTE 4 - Net Income per Share

          Primary net income per share is computed using the weighted average number of common shares and dilutive common equivalent shares outstanding during the related period. Common equivalent shares consist of stock options which are computed using the treasury stock method. Fully diluted net income per share assumes full conversion of the Company's outstanding convertible notes.


NOTE 5 - Commitments

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

Note 6 - Acquisitions

          On November 26, 1996, Solectron exchanged approximately $205 million in shares of common stock and options for all of the outstanding stock and options of Force Computers Inc. (Force), a designer and provider of computer platforms for the embedded market. This transaction was accounted for under the pooling of interests method.
The results of operations of Force prior to its acquisition were not considered material to the Company's consolidated results of operations. Accordingly, the Company's historical financial statements have not been restated to reflect the financial position and results of operations of Force, and pro-forma financial information has not been disclosed.

Note 7 - Recent Accounting Pronouncements

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS No. 128). SFAS No. 128 establishes a different method of computing net income per share than is currently required under the provisions of Accounting Principles Board Opinion No. 15. Under SFAS No. 128, the Company will be required to present both basic net income per share and diluted net income per share. Basic net income per share is expected to be higher than the currently presented primary net income per share as the effect of dilutive stock options will not be considered in computing basic net income per share. Diluted net income per share is expected to be comparable to the currently presented fully diluted net income per share.

Solectron plans to adopt SFAS No. 128 in its fiscal quarter ending February 27, 1998 and at that time all historical net income per share data presented will be restated to conform to the provisions of SFAS No. 128.

Note 8 - Subsequent Events

          On March 25, 1997, the Company announced the signing of a memorandum of understanding with Ericsson Telecom AB's Business Area Infocom Systems (Ericsson) to establish a strategic, global manufacturing partnership. Under the terms of the memorandum of understanding, the Company will assume responsibility for a selected Ericsson operation, set up a New Product Introduction center in Stockholm, Sweden and transfer production from certain Ericsson plants worldwide to Solectron manufacturing sites around the world. Solectron and Ericsson expect to sign definitive agreements during the Company's fourth fiscal quarter. Completion of the transaction is subject to successful negotiation of the definitive agreements, approval of the boards of directors of both companies and applicable government approvals.

          On April 2, 1997, the Company announced the establishment of Solectron de Mexico, S.A. de C.V., a wholly owned subsidiary of the Company, in Guadalajara, Mexico. This new location is expected to begin offering manufacturing services to OEM customers by the end of fiscal 1997.

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


General

          Solectron's net sales are derived from sales to electronics system original equipment manufacturers. The majority of the Company's customers compete in the networking and datacommunications, workstation, personal computer and computer peripherals segments of the electronics industry. The Company uses advanced manufacturing technologies in assembly and manufacturing management of complex printed circuit boards and electronics systems. A discussion of some of the potential fluctuations in operating results is discussed under "Trends and Uncertainties" below.

           On November 26, 1996, Solectron exchanged approximately $205 million in shares of common stock and options for all of the outstanding stock and options of Force Computers Inc. (Force) a designer and provider of computer platforms for the embedded market. This transaction was accounted for under the pooling of interests method.
The results of operations of Force prior to its acquisition were not considered material to the Company's consolidated results of operations. Accordingly, the Company's historical financial statements have not been restated to reflect the financial position and results of operations of Force, and pro-forma financial information has not been disclosed.

          As of February 28, 1997, excluding the locations of the Force Computers and Fine Pitch Technologies subsidiaries, the Company had manufacturing operations in eleven locations, six of which are overseas. On April 2, 1997, the Company announced its twelfth manufacturing location in Guadalajara, Mexico, which is expected to begin offering manufacturing services to OEM customers by the end of fiscal 1997. Solectron has a sales support office located in Japan. Force Computers and Fine Pitch Technologies are both headquartered in San Jose, California. Force's European headquarters and the significant portion of its operations are located in Munich, Germany. In addition to its headquarters locations, Force has twelve sales support offices in the United States and six sales support offices in various international locations. Fine Pitch has additional operations in other California locations and in Massachusetts.

Results of Operations

          The electronics industry is subject to rapid technological change, product obsolescence and price competition. These and other factors affecting the electronics industry, or any of the Company's major customers in particular, could have a materially adverse effect on the Company's results of operations. See "Trends and Uncertainties" - "Potential Fluctuations in Operating Results" and "Competition" below for further discussion of potential fluctuations in operating results.

          The following table sets forth, for the three months and six months ended February 28, 1997 and February 29, 1996, certain items as a percentage of net sales. The operating results for the six months of 1997 include only three months of Force Computers' operating results as Force Computers was acquired on November 26, 1996. The table and the discussion below should be read in conjunction with the condensed consolidated financial statements and notes thereto that appear elsewhere in this report.

                              Three Months Ended      Six Months Ended
                              Feb. 28    Feb. 29     Feb. 28    Feb. 29
                                1997       1996        1997       1996
                              -------    -------     -------    -------
   Net sales                    100.0%     100.0%      100.0%     100.0%
   Cost of sales                 88.1       90.1        88.7       90.2
                              -------    -------     -------    -------
         Gross profit            11.9        9.9        11.3        9.8
   Operating expenses:
     Selling, general &
      administrative              4.9        3.2         4.5        3.4
     Research & development        .5         .3          .3         .3
     Acquisition costs              -          -          .2          -
                              -------    -------     -------    -------
         Operating income         6.5        6.4         6.3        6.1
   Interest (income)
    expense, net                  (.2)         -           -        (.1)
                              -------    -------     -------    -------
         Income before
          income taxes            6.7        6.4         6.3        6.2
   Income taxes                   2.3        2.2         2.1        2.1
                              -------    -------     -------    -------
   Net income                     4.4%       4.2%        4.2%       4.1%

          Net sales for the three months and six months ended February 28, 1997 increased 30.7% and 23.6%, respectively, over the same periods of fiscal 1996. The increases in net sales for both the three- and six-month periods are predominantly due to the acquisitions of the Austin, Texas site in March 1996 and Force in November 1996 as well as net increases in sales volume from both existing and new customers. Sales in the North American region were strong, led by increases in sales to existing and new customers. The overall increase in sales is partially offset by the effect of several ongoing programs reaching end-of-life, projects with higher than normal consignment content and the impact of lower international sales. Sales in the Company's European region reflect declines in revenues from older programs in the Bordeaux facility as these programs reach end-of-life. Revenues in Asia were also reduced due to many of the same end-of-life factors as in Europe, compounded by an increase in consignment mix. Although the Company does not currently anticipate any future decline in sales, to lessen the potential impact of any possible future decline to customers within any particular region or market segment, the Company is committed to seeking diversification of its customer base among many countries, market segments and product lines within market segments.

          The Company's largest customer during the first half of fiscal 1997 was Hewlett-Packard Corporation (HP). Net sales to HP during the three- and six-month periods ended February 28, 1997 accounted for 15.5% and 14.0%, respectively, of consolidated net sales, compared to 12.0% and 10.5%, respectively, for the same periods in fiscal 1996. In addition, net sales to Bay Networks, Inc. were 11.0% and 11.1% of consolidated net sales for the three- and six-month periods of fiscal 1997 compared to less than 10% in the fiscal 1996 periods. No other customer accounted for more than 10% of net sales during any of the periods presented. Net sales to the Company's top ten customers during the first half of fiscal 1997 accounted for 65.8% of consolidated net sales, down from 69.0% in the first half of fiscal 1996.

          Net sales at the Company's foreign locations contributed approximately 24.4% of consolidated net sales in the first half of fiscal 1997, compared to 32.6% in the first half of fiscal 1996. The decrease in foreign sales as a percentage of total sales is due to the decreases in sales volume at some of the larger sites in Europe and Asia and the strong increase in domestic sales volume primarily due to the purchase of the site in Austin, Texas in March 1996. The rate of foreign versus domestic sales, as well as foreign versus domestic sales as a percentage of the Company's overall sales, can fluctuate significantly over time. See "Trends and Uncertainties" below for a further discussion of potential fluctuations in operating results.

          The Company's operations in Milpitas, California contributed a substantial portion of the Company's net sales and operating income during the first half of fiscal 1997 and fiscal 1996. The results of the Company's Milpitas operations are expected to continue as a significant factor in the overall financial results of the Company. Any material change to the customer base, product mix, efficiency or other attributes of this site could have a material adverse effect on the Company's results of operations.

          The Company believes that its ability to continue to achieve growth will depend upon growth in sales to existing customers for their current and future product generations and successful marketing to new customers. Customer contracts can be canceled and volume levels can be changed or delayed. The timely replacement of delayed, canceled or reduced orders with new business cannot be assured. In addition, there can be no assurance that any of the Company's current customers will continue to utilize the Company's services. The Company does not have any firm long-term volume purchase commitments from any of its customers. Because of these factors, there can be no assurance that the

Company's historical revenue growth rate will continue. See "Trends and Uncertainties" below for a discussion of certain factors affecting the management of growth, geographic expansion and potential fluctuations in sales and results of operations.

          The gross margin percentage improved to 11.3% for the first half of fiscal 1997 from 9.8% for the first half of fiscal 1996. Approximately half of this improvement resulted from the inclusion of Force in the second quarter of 1997. Profit margins on Force's products are significantly higher than those of the rest of the Company. Without Force's contribution, gross margins for the first half of fiscal 1997 would have been 10.6%. In addition to the impact of Force, the improved gross margin percentage in the first half of fiscal 1997 reflects a shift in product mix toward the higher margin workstation and networking and datacommunications market segments as well as projects with a higher than normal consignment content. Over time, gross margins at the individual sites and for the Company as a whole may continue to fluctuate. Consignment projects typically have higher gross margins than turnkey projects. Increases in turnkey business, additional costs associated with new projects, and price erosion within the electronics industry could adversely affect the Company's gross margin. Additionally, changes in product mix could cause the Company's gross margin to fluctuate. Also, while the availability of raw materials appears adequate to meet the Company's current revenue projections for the foreseeable future, component availability is still subject to lead time and other constraints which could possibly limit the Company's revenue growth. Because of these factors and others discussed under "Trends and Uncertainties" below, there can be no assurance that the Company's gross margin will not fluctuate or decrease in future periods.

          In absolute dollars, selling, general and administrative (SG&A) expenses increased 98.8% and 65.5%, respectively, for the three- and six-month periods of fiscal 1997 over the same periods of fiscal 1996. Approximately half of these increases relates to the inclusion of Force and the Austin, Texas site operating results in the fiscal 1997 periods. The remainder of the increases can be substantially attributed to growth in infrastructure such as personnel and related departmental expenses at all manufacturing locations to support the increased size and complexity of the Company's business and the addition of other new sites in Malaysia (Johor), California (Fine Pitch Technologies), China and most recently, Westborough, Massachusetts. The most significant reasons for the increase in the fiscal 1997 periods of SG&A expenses as a percentage of net sales are the inclusion of Force, which has a more sales-intensive operating structure, the costs associated with investments in starting up new sites and investments in the Company's information systems. The Company anticipates SG&A expenses will continue to increase in terms of absolute dollars in the future, and may possibly increase as a percentage of revenue, as the Company continues to build the infrastructure necessary to support its current and prospective business.

          With the exception of its Force Computers operation, the Company's research and development activities have been focused primarily on the development of prototype and engineering design capabilities, fine pitch interconnecting technologies (which include ball-grid array, tape-automated bonding, multichip modules, chip-on-flex, chip-on-board, and flip chip), high reliability environmental stress test technology, and the implementation of environmentally-friendly assembly processes, such as VOC-free and no-clean. Force's research and development efforts are concentrated on new product development and improvement of product designs through improvements in functionality and support of next generation micro-processors. The increase in R&D expenses in the fiscal 1997 periods compared to the fiscal 1996 periods is due to the acquisition of Force in November 1996. Research and development expenses are not expected to change significantly in the near future.

          A one time charge for acquisition costs of approximately $4.0 million was incurred as a result of the acquisition of Force Computers during the quarter ended November 30, 1996.

          As a result of issuing convertible subordinated notes in February 1996 and senior notes in March 1996, interest expense for the three months and six months ended February 28, 1997 has increased significantly over the same periods in fiscal 1996. Interest expense on the debt is expected to be approximately $25 million annually and will be partially offset by interest earned on undeployed cash and investments.


Liquidity and Capital Resources

          Working capital was $887 million as of February 28, 1997 compared to $786 million at the end of fiscal 1996. In addition to increases in working capital resulting from the acquisition of new sites, the increase is largely due to an increase in working capital generated from the existing sites. Management expects Solectron to continue to grow in size; consequently the Company is expected to utilize greater amounts of working capital to support its growth in operations. The Company believes its current level of working capital together with cash generated from operations and the Company's available credit will provide adequate working capital for the foreseeable future.

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

          During the first six months of fiscal 1997, the Company invested approximately $54 million in capital expenditures. Approximately $11 million of this investment was used to replace or upgrade equipment which was retired or sold. The net book value of the retired and sold equipment was not significant. The remaining investment was mainly in new equipment, primarily surface mount assembly and test equipment, to meet current and expected production levels. For the remainder of fiscal 1997 total capital expenditures at existing facilities are expected to be in the range of $75 to $115 million.

          In addition to the Company's working capital as of February 28, 1997, the Company has available a $100 million unsecured domestic revolving credit facility. The Company also has approximately $79 million and $8 million in available foreign and domestic credit facilities respectively. In addition, the Company is currently negotiating an asset securitization line of credit for at least $100 million which is expected to close during the third quarter of fiscal 1997. Beginning in September 1997, the Company will be required to pledge approximately $52 million of cash or marketable securities as collateral for its obligation under the terms of the Company's operating lease for its facilities in Milpitas, California. The lease expires September, 1999. The Company is attempting to re-negotiate the terms of the lease before September 1997.


Trends and Uncertainties

Customer Concentration; Dependence in the Electronics Industry

          A small number of customers are currently responsible for a significant portion of the Company's net sales. In the three- and six-month periods ended February 28, 1997 and in fiscal years 1996, 1995 and 1994, the Company's ten largest customers accounted for at least 64% of consolidated net sales. The Company is dependent upon continued revenues from its top ten customers. Any material delay, cancellation or reduction of orders from these or other significant customers could have a material adverse effect on the Company's results of operations. During the first half of fiscal 1997, Hewlett-Packard Corporation (HP) and Bay Networks, Inc. accounted for 14.0% and 11.1%, respectively, of net sales, compared to 10.5% and less than 10%, respectively, during the same period of fiscal 1996. There can be no assurances that the Company will continue to do business with HP, Bay Networks or any other customer.

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

Management of Growth; Geographic Expansion

          The Company has experienced substantial growth over the last five fiscal years, with net sales increasing from $407 million in fiscal 1992 to $2.8 billion in fiscal year 1996. In recent years, the Company has acquired or established facilities in many locations. During fiscal 1997, the Company has announced the establishment of new manufacturing facilities in Suzhou, China and Guadalajara, Mexico; begun operations at its manufacturing facility in Westborough, Massachusetts; and, in November 1997, acquired Force Computers Inc., which has operations in California and Germany. On March 25, 1997, the Company announced the signing of a memorandum of understanding with Ericsson Telecom AB's Business Area Infocom Systems (Ericsson) to establish a strategic, global manufacturing partnership under which Solectron will assume responsibility for a selected Ericsson operation, set up a New Product Introduction center in Stockholm, Sweden and transfer production from certain Ericsson plants worldwide to Solectron manufacturing sites around the world. Additionally, the Company continually evaluates growth and acquisition opportunities and may pursue additional opportunities over time. There can be no assurance that the Company's historical revenue growth will continue or that the Company will successfully manage the integration of Force Computers, the facility in Mexico, the partnership with and acquisitions from Ericsson or any other business it may acquire in the future. As the Company manages its existing operations and expands geographically, it may experience certain inefficiencies as it integrates new operations and manages geographically dispersed operations. In addition, the Company's results of operations could be adversely affected if its new facilities do not achieve growth sufficient to offset increased expenditures associated with geographic expansion. Should the Company increase its expenditures in anticipation of a future level of sales which does not materialize, its profitability would be adversely affected. On occasion, customers may require rapid increases in production which can place an excessive burden on the Company's resources.

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

Pending Acquisition of Ericsson Manufacturing Operation and Related
Transactions

On March 25, 1997, Solectron entered into a memorandum of understanding with Ericsson Telecom AB's Business Area Infocom Systems (Ericsson) to purchase an existing Ericsson printed circuit board manufacturing operation, set up a New Product Introduction center in Stockholm, Sweden and transfer a portion of production from certain Ericsson plants to Solectron manufacturing sites. Under the proposal, Ericsson will contract for Solectron's services from the purchased Ericsson plant for a specified term. Thereafter, Solectron will bear the risk of filling the manufacturing capacity at the purchased site with renewed business from Ericsson or new business from other customers. The transactions contemplated by the memorandum of understanding are expected to close by the end of August 1997, subject to a successful negotiation of the definitive agreements, approval of the boards of directors of both companies, applicable government approvals and various closing conditions. The proposed transactions with Ericsson entail a number of risks, including successfully managing the integration of the operations, retention of key employees, integrating purchasing operations and information systems, managing an increasingly larger and more geographically disparate business and renewing the Ericsson business or replacing it with new business after expiration of the Ericsson commitment. In addition, the completion of the transactions with Ericsson will increase Solectron's expenses and working capital requirements. There can be no assurance the transactions contemplated by the memorandum of understanding will close or that Solectron will successfully manage the risks of this transaction.

International Operations

          As a result of its foreign sales and facilities, the Company's operations are subject to risks of doing business abroad, including but not limited to, fluctuations in the value of currency, export duties, changes to import and export regulations (including quotas), possible restrictions on the transfer of funds, employee turnover, labor unrest, longer payment cycles, greater difficulty in collecting accounts receivable, the burdens and costs of compliance with a variety of foreign laws and, in certain parts of the world, political instability. While to date these factors have not had an adverse impact on the Company's results of operations, there can be no assurance that there will not be such an impact in the future. In addition, the Company's tax holiday in its Penang, Malaysia site expired on January 31, 1997. The Company applied for and has been granted a new tax holiday which is effective through January 31, 2002, subject to certain conditions. In addition, the Company has been granted various tax holidays in China. These tax holidays are effective for various terms and are subject to certain conditions. There is no assurance that any future tax holidays that the Company may seek will be granted. If additional tax holidays are not granted in the future, the Company's effective income tax rate would likely increase.

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

               None

      Item 3:  Defaults upon Senior Securities

               None

      Item 4:  Submission of Matters to a Vote of Security Holders

               (a) The Company held its Annual Meeting of Stockholders on January 9, 1997.

               (b) At the meeting, the following proposals received the votes listed below:

                    Proposal I:  Election of Directors

                      Dr. Koichi Nishimura       Votes for:   44,503,322
                                                 Votes withheld:  47,483

                      Dr. Winston H. Chen        Votes for:   44,503,877
                                                 Votes withheld:  46,928

                      Richard A. D'Amore         Votes for:   44,484,292
                                                 Votes withheld:  66,513

                      Charles A. Dickinson       Votes for:   44,430,610
                                                 Votes withheld: 120,195

                      Heinz Fridrich             Votes for:   44,382,566
                                                 Votes withheld: 168,239

                      Dr. Kenneth E. Haughton    Votes for:   44,450,183
                                                 Votes withheld:  50,622

                      Dr. Paul R. Low            Votes for:   44,349,089
                                                 Votes withheld: 201,716

                      W. Ferrell Sanders         Votes for:   44,496,185
                                                 Votes withheld:  54,620

                      Osamu Yamada               Votes for:   44,375,706
                                                 Votes withheld: 175,099

                    Proposal II: Approval of a change in the Company's state of incorporation from California to Delaware

                      Votes for:     27,001,516
                      Votes against  11,140,400
                      Abstentions       138,206

                    Proposal III: Approval of the establishment of a classified Board of Directors when the change in its state of incorporation occurs

                      Votes for:     15,124,765
                      Votes against  15,373,399
                      Abstentions     7,781,958

                    Proposal IV: Approval of an increase in the number of authorized shares of Common Stock of the Company from eighty million (80,000,000) to two hundred million (200,000,000) when the change in its state of incorporation occurs

                      Votes for:     30,087,132
                      Votes against   8,033,046
                      Abstentions       159,944

                    Proposal V: Approval of the form of indemnification agreement to be entered into between the Company and its directors and officers when the change in the Company's state of incorporation occurs

                      Votes for:     37,492,039
                      Votes against     514,269
                      Abstentions       273,814

                    Proposal VI: Approval of an amendment to the Company's 1992 Stock Option Plan to increase the number of share of Common Stock reserved for issuance thereunder by two million five hundred thousand (2,500,000) shares to an aggregate of eight million five hundred thousand (8,500,000) shares

                      Votes for:     32,156,310
                      Votes against  12,179,568
                      Abstentions       214,927

                   Proposal VII: Ratification of the appointment of KPMG Peat Marwick LLP as independent accountants of the Company for the fiscal year ended August 31, 1997

                      Votes for:     44,210,737
                      Votes against      38,274
                      Abstentions        54,647

      Item 5:  Other Information

               None

      Item 6:  Exhibits and Reports on Form 8-K

               (a)  Exhibits

               11.1  Statement re:  Computation of Net Income per
               Share

               (b)  Reports on Form 8-K

               One Form 8-K was filed on February 25, 1997 describing the Company's reincorporation in the State of Delaware.

SOLECTRON CORPORATION



SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                     SOLECTRON CORPORATION
                                    (Registrant)





Date: April 11, 1997            By:  /s/ Susan Wang
      ________________              ______________________
                                    Susan Wang
                                    Senior Vice President, Chief
                                    Financial Officer and Secretary
                                    (Principal Financial and
                                    Accounting Officer)