Form 10-Q
period 1997-05-30
SOLECTRON CORP
filed 1997-07-11
CIK 835541

                    SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549
                                 FORM 10-Q


X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MAY 30, 1997.

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

At June 30, 1997, 56,857,401 shares of Common Stock of the Registrant were outstanding.

                         SOLECTRON CORPORATION

INDEX TO FORM 10-Q


PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets at
         May 31, 1997 and August 31, 1996                         3

         Condensed Consolidated Statements of Income for
         for the three and nine months ended May 31,
         1997 and 1996                                            4

         Condensed Consolidated Statements of Cash Flows
         for the nine months ended May 31, 1997 and 1996        5 - 6

         Notes to Condensed Consolidated Financial
         Statements                                             7 - 10

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                   11 - 22



PART II. OTHER INFORMATION


Item 1.  Legal Proceedings                                        23

Item 2.  Changes in Securities                                    23

Item 3.  Defaults Upon Senior Securities                          23

Item 4.  Submission of Matters to a Vote of Security Holders      23

Item 5.  Other Information                                        23

Item 6.  Exhibits and Reports on Form 8-K                         23

Signature                                                         24

                SOLECTRON CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED BALANCE SHEETS
                             (In thousands)
                                      May 31,               August 31,
                                       1997                    1996
                                    ___________            ___________
ASSETS
Current assets:
   Cash, cash equivalents and
     short-term investments          $  541,545             $  410,350
   Accounts receivable, net             404,069                341,200
   Inventories                          486,063                368,862
   Prepaid expenses and other
     current assets                      37,845                 24,312
                                     ___________            ___________
     Total current assets             1,469,522              1,144,724
Net property and equipment              285,001                249,570
Other assets                             54,047                 57,904
                                     ___________            ___________
     Total assets                    $1,808,570             $1,452,198
                                     ___________            ___________

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accrued interest and current
    portion of long-term debt        $    2,593             $   14,094
   Accounts payable                     457,022                280,840
   Accrued employee compensation         49,447                 38,216
   Accrued expenses                      15,334                  9,280
   Other current liabilities             35,767                 15,939
                                     ___________            ___________
     Total current liabilities          560,163                358,369
Long-term debt                          387,480                386,927
Other long-term liabilities               3,593                  6,333
                                     ___________            ___________
     Total liabilities                  951,236                751,629
                                     ___________            ___________
Stockholders' equity:
     Common stock                            57                     53
     Additional paid-in capital         432,103                378,266
     Retained earnings                  431,130                320,553
     Cumulative translation
      adjustment and other               (5,956)                 1,697
                                     ___________            ___________
     Total stockholders' equity         857,334                700,569
                                     ___________            ___________
     Commitments
Total liabilities and
 stockholders' equity                $1,808,570             $1,452,198
                                     ___________            ___________

See accompanying notes to condensed consolidated financial statements.

                  SOLECTRON CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share data)
                            Three Months Ended       Nine Months Ended
                                  May 31,                 May 31,
                           ____________________    ____________________
                              1997       1996         1997       1996
                           _________  _________    _________  _________
Net sales                 $  983,222 $  680,554   $2,649,645 $2,028,354
Cost of sales                867,345    608,761    2,345,422  1,824,854
                           _________  _________    _________  _________
     Gross profit            115,877     71,793      304,223    203,500

Operating expenses:
   Selling, general
    & administrative          48,546     25,614      123,730     71,035
   Research &
    development                4,712      1,478       10,025      5,017
   Acquisition costs              -          -         4,000         -
                           _________  _________    _________  _________
     Operating income         62,619     44,701      166,468    127,448

Interest income                7,102      4,456       20,851      7,027
Interest expense              (6,787)    (7,158)     (19,781)    (9,148)
                           _________  _________    _________  _________
     Income before
      income taxes            62,934     41,999      167,538    125,327

Income tax expense            21,397     14,279       56,961     42,610
                           _________  _________    _________  _________
     Net income           $   41,537 $   27,720   $  110,577 $   82,717
                           _________  _________    _________  _________
Net income per share:
     Primary              $    0.71  $    0.53    $    1.94  $    1.60
                           _________  _________    _________  _________
     Fully diluted        $    0.71  $    0.53    $    1.93  $    1.57
                           _________  _________    _________  _________
Weighted average number
  of shares:
     Primary                  58,272     52,456       57,068     51,675
                           _________  _________    _________  _________
     Fully diluted            62,032     57,018       60,845     54,621
                           _________  _________    _________  _________


See accompanying notes to condensed consolidated financial statements.

                  SOLECTRON CORPORATION AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (In thousands)
                                               Nine Months Ended
                                                    May 31,
                                      __________________________________
                                            1997              1996
                                      ________________  ________________
Cash flows from operating activities:
  Net income                              $  110,577         $   82,717
  Adjustments to reconcile net income
   to net cash provided by
   operating activities:
     Depreciation and amortization            79,627             61,200
     Interest accretion on zero-coupon
      subordinated notes                          -               1,420
     Additions to allowance for
      doubtful accounts                          238                534
     Other                                       (37)             1,260
  Changes in operating assets and
   liabilities:
     Accounts receivable                     (48,123)           (31,286)
     Inventories                            (104,722)           (42,724)
     Prepaid expenses and other
      current assets                          (7,111)            (5,582)
     Accounts payable                        174,526            (33,914)
     Accrued expenses and other
      current liabilities                      5,333              8,306
                                          __________         __________
     Net cash provided by operating
     activities                              210,308             41,931
                                          __________         __________
Cash flows from investing activities:
  Sales and maturities of short-term
   investments                               123,245           570,578
  Purchases of short-term
   investments                              (226,216)         (652,763)
  Acquisition of new operations                  -            (132,169)
  Capital expenditures                      (110,827)          (92,428)
  Other                                        8,444             4,408
                                          __________        __________
     Net cash used in investing
     activities                             (205,354)         (302,374)
                                          __________        __________


                               (continued on next page)

See accompanying notes to condensed consolidated financial statements.

                  SOLECTRON CORPORATION AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                            (In thousands)
                                              Nine Months Ended
                                                   May 31,
                                      ________________________________
                                            1997             1996
                                      _______________  _______________
Cash flows from financing activities:
  Proceeds from issuance of
   long-term debt                                 -            380,000
  Debt acquisition costs                          -             (7,675)
  Repayments of long-term debt and
   capital lease obligations                  (2,343)           (1,047)
  Net proceeds from sale of
   common stock                               29,619            14,134
  Other                                       (1,727)            4,641
                                          __________        __________
     Net cash provided by financing
     activities                               25,549           390,053
                                          __________        __________
Effect of exchange rate changes on
 cash and cash equivalents                    (2,279)              620
                                          __________        __________
Net increase in cash and
 cash equivalents                             28,224           130,230

Cash and cash equivalents at
 beginning of period                         228,830            89,959
                                          __________        __________
Cash and cash equivalents at
 end of period                           $   257,054       $   220,189
                                          __________        __________


SUPPLEMENTAL DISCLOSURES

Cash paid during the period:
   Income taxes                           $   64,493         $  41,697
   Interest                               $   25,572         $     363

Non-cash investing and financing
activities:
   Issuance of common stock for
     business combination                 $   18,335                -
   Issuance of common stock upon
     conversion of long-term debt                 -          $  30,570
   Tax benefit associated with
     exercise of stock options            $    5,265         $   2,201


See accompanying notes to condensed consolidated financial statements.

                                   6

SOLECTRON CORPORATION AND SUBSIDIARIES


NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - Basis of Presentation

          The accompanying condensed consolidated balance sheets as of May 31, 1997 (unaudited) and August 31, 1996, the unaudited condensed consolidated statements of income for the three-month and nine-month periods ended May 31, 1997 and 1996, and the unaudited condensed consolidated statements of cash flows for the nine months ended May 31, 1997 and 1996 have been prepared on substantially the same basis as the annual consolidated financial statements. Management believes the financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The results of operations for the three-month and nine-month periods ended May 31, 1997 are not necessarily indicative of results to be expected for the entire year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended August 31, 1996 included in the Company's Annual Report to Stockholders.

          For clarity of presentation, the Company has indicated its third quarter as ending on May 31, and its fiscal year as ending on August 31, whereas in fact, the Company's third quarter of 1997 ended on May 30, 1997, its third quarter of 1996 ended on May 24, 1996 and its 1996 fiscal year ended on August 30, 1996.

NOTE 2 - Reincorporation

On February 25, 1997, the Company was reincorporated in the State of Delaware. In connection with the reincorporation, as approved by the stockholders, the number of authorized shares of the Company's Common Stock was increased to two hundred million (200,000,000) and each share of Common Stock was assigned a par value of $.001.

NOTE 3 - Inventories

          Inventories consisted of (in thousands):

                                    May 31,          August 31,
                                     1997               1996
                                 -----------        -----------
          Raw materials           $ 350,497         $  253,646
          Work-in-process           135,566            115,216
                                 -----------        -----------
          Total                  $  486,063         $  368,862
                                 ===========        ===========

NOTE 4 - Net Income Per Share

          Primary net income per share is computed using the weighted average number of common shares and dilutive common equivalent shares outstanding during the related period. Common equivalent shares consist of stock options and are computed using the treasury stock method.
Fully diluted net income per share assumes full conversion of the Company's outstanding convertible notes.

NOTE 5 - Line of Credit

          On April 30, 1997, the Company replaced its existing $100 million unsecured domestic revolving line of credit with a new $100 million senior unsecured multicurrency revolving credit facility, which expires April 30, 2002. Borrowings under the credit facility bear interest, at the Company's option, at either the bank's prime rate, the London interbank offering rate (LIBOR) plus a margin or the bank's certificate of deposit (CD) rate plus a margin. The margin under the LIBOR or CD rate options will vary depending on the Company's Standard & Poor's Corporation and/or Moody's Investor Services, Inc. rating for its long-term senior unsecured debt and was 0.4375% at May 31, 1997. There were no borrowings outstanding under this line of credit at May 31, 1997. Under the agreement, the Company must meet certain financial covenants.

NOTE 6 - Commitments

          The Company leases various facilities under operating lease agreements. These leases expire at various dates through the year 2002. Substantially all leases require the Company to pay property taxes, insurance, and normal maintenance costs. All of the Company's leases have fixed minimum lease payments except the lease for certain facilities in Milpitas, California. Payments under this lease are periodically adjusted based on LIBOR rates. This lease provides the Company with the option at the end of the lease of either acquiring the property at its original cost or arranging for the property to be acquired. In May 1997, the Company modified the terms of this lease to extend the lease term through April 2002 and remove the requirement for collateral for its obligation under the lease. The Company is contingently liable under a first loss clause for a decline in the market value of the property of up to $52.1 million in the event that the Company does not purchase the property at the end of the lease term. The Company must also maintain compliance with financial covenants similar to its credit facilities. Future minimum lease payments related to lease obligations are approximately $13.9 million, $12.4 million, $9.2 million, $6.2 million and $1.1 million in each of the years in the five year period ending August 31, 2001.

NOTE 7 - Acquisitions

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

NOTE 8 - Pending Acquisition and New Location

          On March 25, 1997, the Company announced the signing of a memorandum of understanding with Ericsson Telecom AB's Business Area Infocom Systems (Ericsson) to establish a strategic, global manufacturing partnership. Under the terms of the memorandum of understanding, the Company will set up a New Product Introduction center in Stockholm, Sweden, transfer production from certain Ericsson plants worldwide to Solectron manufacturing sites around the world and assume responsibility for a selected Ericsson operation. On June 10, 1997, the Company announced that the selected Ericsson operation that it will acquire is Ericsson's printed circuit board manufacturing operation in Brazil. Under the terms of the acquisition agreement, Solectron will acquire certain assets, including equipment and inventory, as well as approximately 370 employees associated with the printed circuit board assembly operations of Ericsson Telecomunicacoes S/A. On July 7, 1997, Solectron and Ericsson signed definitive agreements upon completion of negotiations of the general terms and conditions for Solectron's supply of certain products to Ericsson, for the establishment of the New Product Introduction center and for the transfer of certain manufacturing operations and assets to Solectron. The agreements related to the transfer of Ericsson's printed circuit board manufacturing operation in Brazil are being negotiated. Completion of the transaction is subject to successful negotiation of additional definitive agreements, applicable government approvals, if any, and certain other conditions.

          On April 2, 1997, the Company announced the establishment of Solectron de Mexico, S.A. de C.V., a wholly owned subsidiary of the Company, in Guadalajara, Mexico. This new location is expected to begin offering manufacturing services to OEM customers by the end of fiscal 1997.

NOTE 9 - Recent Accounting Pronouncements

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

NOTE 10 - Subsequent Event

          On July 10, 1997, the Company announced a two-for-one stock split to be effected as a stock dividend for stockholders of record as of July 21, 1997. The new shares to be issued as a result of the stock dividend are expected to be distributed on or about August 4, 1997.

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


General

          Solectron's net sales are derived from sales to electronics system original equipment manufacturers. The majority of the Company's customers compete in the networking and data communications, workstation, personal computer and computer peripherals segments of the electronics industry. The Company uses advanced manufacturing technologies in assembly and manufacturing management of complex printed circuit boards and electronics systems. A discussion of some of the potential fluctuations in operating results is discussed under "Trends and Uncertainties" below.

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

          As of May 31, 1997, excluding the locations of the Force Computers and Fine Pitch Technologies subsidiaries, the Company had manufacturing operations in eleven locations, six of which are overseas. On April 2, 1997, the Company announced its twelfth manufacturing location in Guadalajara, Mexico, which is expected to begin offering manufacturing services to OEM customers by the end of fiscal 1997. Solectron has a sales support office located in Japan. Force Computers and Fine Pitch Technologies are both headquartered in San Jose, California. Force's European headquarters and the significant portion of its operations are located in Munich, Germany. In addition to its headquarters locations, Force has twelve sales support offices in the United States and six sales support offices in various international locations. Fine Pitch has operations in California and in Massachusetts.

          On March 25, 1997, the Company announced the signing of a memorandum of understanding with Ericsson Telecom AB's Business Area Infocom Systems (Ericsson) to establish a strategic global manufacturing partnership. Under the terms of the memorandum of understanding, the

Company intends to set up a New Product Introduction center in Stockholm, Sweden, transfer production from certain Ericsson plants worldwide to Solectron manufacturing sites around the world and acquire Ericsson's printed circuit board manufacturing operation in Brazil. Under the terms of the acquisition, Solectron will acquire certain assets, including equipment and inventory, as well as approximately 370 employees associated with the printed circuit operations of Ericsson Telecomunicacoes S/A. On July 7, 1997, Solectron and Ericsson signed definitive agreements upon completion of negotiations of the general terms and conditions for Solectron's supply of certain products to Ericsson, for the establishment of the New Product Introduction center and for the transfer of certain manufacturing operations and assets to Solectron. The agreements related to the transfer of Ericsson's printed circuit board manufacturing operation in Brazil are being negotiated. Completion of the transaction is subject to successful negotiation of additional definitive agreements, applicable government approvals, if any, and certain other conditions.


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

          The following table sets forth, for the three months and nine months ended May 31, 1997 and 1996, certain items as a percentage of net sales. The operating results for the nine months of 1997 include only six months of Force Computers' operating results as Force Computers was acquired on November 26, 1996. The table and the discussion below should be read in conjunction with the condensed consolidated financial statements and notes thereto that appear elsewhere in this report.

                             Three Months Ended      Nine Months Ended
                                    May 31,                May 31,
                              ------------------     ------------------
                                1997       1996        1997       1996
                              -------    -------     -------    -------
   Net sales                    100.0%     100.0%      100.0%     100.0%
   Cost of sales                 88.2       89.5        88.5       90.0
                              -------    -------     -------    -------
         Gross profit            11.8       10.5        11.5       10.0
   Operating expenses:
     Selling, general &
      administrative              4.9        3.8         4.7        3.5
     Research & development       0.5        0.2         0.4        0.2
     Acquisition costs              -          -         0.1          -
                              -------    -------     -------    -------
         Operating income         6.4        6.5         6.3        6.3
   Interest (income)
    expense, net                    -        0.3           -        0.1
                              -------    -------     -------    -------
         Income before
          income taxes            6.4        6.2         6.3        6.2
   Income taxes                   2.2        2.1         2.1        2.1
                              -------    -------     -------    -------
   Net income                     4.2%       4.1%        4.2%       4.1%

          Net sales for the three months and nine months ended May 31, 1997 increased 44.5% and 30.6%, respectively, over the same periods of fiscal 1996. The increases in net sales for both the three- and nine-month periods are predominantly due to significant increases in sales volume from both existing and new customers in North America, the acquisition of Force in November 1996 and higher international sales in the third quarter of 1997. In addition, the acquisition of the Austin, Texas site in March 1996 contributed to the increase for the nine-month period.

          Sales in the North American region were strong, reflecting increases in sales at all locations to existing and new customers in both the three- and nine-month periods of fiscal 1997 compared to the same periods of fiscal 1996. The overall increase in sales is partially offset by the effect of several ongoing programs reaching end-of-life as well as projects with higher than normal consignment content. Increased sales for both the three- and nine-month periods of fiscal 1997 in most of the Company's European operations were partially offset by declines in sales in both 1997 periods from older programs in the Bordeaux facility as these programs reach end-of-life. Asian sales increased for the three-month period of fiscal 1997 compared to the three-month period of fiscal 1996 but were lower for the nine-month period of fiscal 1997 than for the comparable period of fiscal 1996. Sales in Asia for the nine-month period of fiscal 1997 were affected by many of the same end-of-life factors as in Europe, compounded by an increase in consignment mix. Although the Company does not currently anticipate any future decline in sales, to lessen the potential impact of any possible future declines to customers within any particular region or market segment, the Company is committed to seeking diversification of its customer base among many countries, market segments and product lines within market segments.

          The Company's largest customer during the first nine months of fiscal 1997 was Hewlett-Packard Corporation (HP). Net sales to HP during the three- and nine-month periods ended May 31, 1997 accounted for 12.0% and 13.3%, respectively, of consolidated net sales, compared to 10.5% and 10.5%, respectively, for the same periods in fiscal 1996. Net sales to Cisco Systems, Inc. were 11.0% and 11.3% of the consolidated total for the three-month periods of 1997 and 1996, respectively, but less than 10% for the nine-month periods. In addition, net sales to Bay Networks, Inc. were 10.2% and 10.8% of consolidated net sales for the three- and nine-month periods of fiscal 1997 and less than 10% in the 1996 fiscal periods. No other customer accounted for more than 10% of net sales during any of the periods presented. Net sales to the Company's top ten customers during the first nine months of fiscal 1997 accounted for 65.7% of consolidated net sales, down from 66.6% in the same period of fiscal 1996.

          Net sales at the Company's foreign locations contributed approximately 26.6% and 25.8% of consolidated net sales in the third quarter and first nine months of fiscal 1997, respectively, compared to 29.9% and 31.9%, respectively, for the comparable periods of fiscal 1996. International sales increased in absolute dollars for the fiscal 1997 periods compared to the same periods in fiscal 1996, with significant growth at some sites partially offset by volume decreases at the Bordeaux site in both the three- and nine-month periods of fiscal 1997 and at some Asian sites for the fiscal 1997 nine-month period due to the end-of-life situations noted above. The decrease in foreign sales as a percentage of total sales is primarily due to the strong increase in domestic sales volume across all domestic sites. The rate of foreign versus domestic sales, as well as foreign versus domestic sales as a percentage of the Company's overall sales, can fluctuate significantly over time. See "Trends and Uncertainties" below for a further discussion of potential fluctuations in operating results.

          The Company's operations in Milpitas, California contributed a substantial portion of the Company's net sales and operating income during the first nine months of fiscal 1997 and fiscal 1996. The results of the Company's Milpitas operations are expected to continue to be a significant factor in the overall financial results of the Company. Any material change to the customer base, product mix, efficiency or other attributes of this site could have a material adverse effect on the Company's results of operations.

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

          The gross margin percentage improved to 11.5% for the first nine months of fiscal 1997 from 10.0% for the first nine months of fiscal 1996. The improvement is primarily due to the inclusion of Force in the second and third quarters of 1997. Gross profit margins on Force's products are significantly higher than those of the rest of the Company. Without Force's contribution, gross margins for the first nine months of fiscal 1997 would have been 10.5%. In addition to the impact of Force, the improved gross margin percentage in fiscal 1997 reflects a shift in product mix toward the higher margin workstation and networking and data communications market segments as well as projects with a higher than normal consignment content. Over time, gross margins at the individual sites and for the Company as a whole may continue to fluctuate. Consignment projects typically have higher gross margins than turnkey projects. Increases in turnkey business, additional costs associated with new projects, and price erosion within the electronics industry could adversely affect the Company's gross margin. Additionally, changes in product mix could cause the Company's gross margin to fluctuate. Also, while the availability of raw materials appears adequate to meet the Company's current revenue projections for the foreseeable future, component availability is still subject to lead time and other constraints which could possibly limit the Company's revenue growth. Because of these factors and others discussed under "Trends and Uncertainties" below, there can be no assurance that the Company's gross margin will not fluctuate or decrease in future periods.

          In absolute dollars, selling, general and administrative (SG&A) expenses increased 89.5% and 74.2%, respectively, for the three- and nine-month periods of fiscal 1997 over the same periods of fiscal 1996. The inclusion of Force in the three- and nine-month periods and the Austin, Texas site for the full nine-month period of fiscal 1997 accounts for approximately half of the increases. The remainder of the increases is due primarily to investment in infrastructure such as personnel and related departmental expenses at all manufacturing locations to support the increased size and complexity of the Company's business and the addition of other new sites in Malaysia (Johor), California (Fine Pitch Technologies), China and most recently, Westborough, Massachusetts. The most significant reasons for the increase in the fiscal 1997 periods of SG&A expenses as a percentage of net sales are the inclusion of Force, which has a more sales-intensive operating structure, the costs associated with investments in starting up new sites and investments in the Company's information systems. The Company anticipates SG&A expenses will continue to increase in terms of absolute dollars in the future, and may possibly increase as a percentage of revenue, as the Company continues to build the infrastructure necessary to support its current and prospective business.

          With the exception of its Force Computers operation, the Company's research and development activities have been focused primarily on the development of prototype and engineering design capabilities, fine pitch interconnecting technologies (which include ball-grid array, tape-automated bonding, multichip modules, chip-on-flex, chip-on-board, and flip chip), high reliability environmental stress test technology, and the implementation of environmentally-friendly assembly processes, such as VOC-free and no-clean. Force's research and development efforts are concentrated on new product development and improvement of product designs through improvements in functionality and support of next generation micro-processors. The increase in R&D expenses in the fiscal 1997 periods compared to the fiscal 1996 periods is due to the acquisition of Force in November 1996. The Company expects that research and development expenses will increase in absolute dollars in the future and may increase as a percentage of net sales as Force continues to invest in its research and development efforts and additional research and development projects are undertaken at certain of the Company's Asian sites.

          A one time charge for acquisition costs of approximately $4.0 million was incurred as a result of the acquisition of Force Computers during the quarter ended November 30, 1996.

          The Company issued convertible subordinated notes in February 1996 and senior notes in March 1996. Interest expense on the debt is expected to be approximately $25 million annually and will be partially offset by interest earned on undeployed cash and investments. Interest expense for the three months ended May 31, 1997 decreased from the same period of fiscal 1996 because of the redemption and conversion to common stock of all of the Company's Liquid Yield Option Notes in May 1996. Interest expense for the nine-month period of fiscal 1997 increased significantly over the comparable period of fiscal 1996 because of the issuance of new notes in February and March 1996. Interest income increased for the three- and nine-month periods of fiscal 1997 as a result of interest earned on cash realized from the issuance of the notes.


Liquidity and Capital Resources

          Working capital was $909 million as of May 31, 1997 compared to $786 million at the end of fiscal 1996. The increase is largely due to an increase in working capital generated from the existing sites and was augmented by working capital resulting from the acquisition of new sites. The Company is expected to utilize greater amounts of working capital in the future to support its growth in operations. The Company believes its current level of working capital together with cash generated from operations and the Company's available credit will provide adequate working capital for the foreseeable future.

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

          During the first nine months of fiscal 1997, the Company invested approximately $111 million in capital expenditures. Approximately $15 million of this investment was used to replace or upgrade equipment which was retired or sold. The net book value of the retired and sold equipment was not significant. The remaining investment was in new equipment, primarily surface mount assembly and test equipment, to meet current and expected production levels, as well as for the acquisition of land and buildings for new manufacturing sites. For the remainder of fiscal 1997 total capital expenditures are expected to be approximately $40 million.

          In addition to the Company's working capital as of May 31, 1997, the Company has available various credit facilities. On April 30, 1997, the Company replaced its existing $100 million unsecured domestic revolving line of credit with a new $100 million senior unsecured multicurrency revolving credit facility, which expires April 30, 2002. Borrowings under the credit facility bear interest, at the Company's option, at either the bank's prime rate, the London interbank offering rate (LIBOR) plus a margin or the bank's certificate of deposit (CD) rate plus a margin. The margin under the LIBOR or CD rate options will vary depending on the Company's Standard & Poor's Corporation and/or Moody's Investor Services, Inc. rating for its long-term senior unsecured debt and was 0.4375% at May 31, 1997. There were no borrowings outstanding under this line of credit at May 31, 1997. Under the agreement, the Company must meet certain financial covenants. The Company also has approximately $82 million and $8 million in available foreign and domestic credit facilities respectively. In addition, the Company is currently negotiating an asset securitization arrangement for at least $100 million which is expected to close during the fourth quarter of fiscal 1997.

          Effective May 1, 1997, the Company modified the terms of the operating lease for its facilities in Milpitas, California. The term of the lease has been extended through April 2002 and the requirement that the Company pledge approximately $52 million of cash or marketable securities as collateral for its obligation under the lease has been removed.


Trends and Uncertainties

Customer Concentration; Dependence on the Electronics Industry

          A small number of customers are currently responsible for a significant portion of the Company's net sales. In the three- and nine-month periods ended May 31, 1997 and in fiscal years 1996, 1995 and 1994, the Company's ten largest customers accounted for at least 64% of consolidated net sales. The Company is dependent upon continued revenues from its top ten customers. Any material delay, cancellation or reduction of orders from these or other significant customers could have a material adverse effect on the Company's results of operations. During the first nine months of fiscal 1997, Hewlett-Packard Corporation
(HP) and Bay Networks, Inc. accounted for 13.3% and 10.8%, respectively, of net sales, compared to 10.5% and less than 10%, respectively, during the same period of fiscal 1996. There can be no assurance that the Company will continue to do business with HP, Bay Networks or any other customer.

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

Management of Growth; Geographic Expansion

          The Company has experienced substantial growth over the last five fiscal years, with net sales increasing from $407 million in fiscal 1992 to $2.8 billion in fiscal year 1996. In recent years, the Company has acquired or established facilities in many locations. During fiscal 1997, the Company announced the establishment of new manufacturing facilities in Suzhou, China and Guadalajara, Mexico; began operations at its manufacturing facility in Westborough, Massachusetts; and, in November 1997, acquired Force Computers Inc., which has operations in California and Germany. On March 25, 1997, the Company announced the signing of a memorandum of understanding with Ericsson Telecom AB's Business Area Infocom Systems (Ericsson) to establish a strategic, global manufacturing partnership under which Solectron will set up a New Product Introduction center in Stockholm, Sweden, transfer production from certain Ericsson plants worldwide to Solectron manufacturing sites around the world and assume responsibility for a selected Ericsson operation. On June 10, 1997, the Company announced that the selected Ericsson operation that it will acquire is Ericsson's printed circuit board manufacturing operation in Brazil. Under the terms of the acquisition, if completed, Solectron will acquire certain assets, including equipment and inventory, as well as approximately 370 employees associated with the printed circuit board assembly operations of Ericsson Telecomunicacoes S/A. Additionally, the Company continually evaluates growth and acquisition opportunities and may pursue additional opportunities over time. There can be no assurance that the Company's historical revenue growth will continue or that the Company will successfully manage the integration of Force Computers, the facility in Mexico, the partnership with and acquisitions from Ericsson or any other business it may acquire in the future. As the Company manages its existing operations and expands geographically, it may experience certain inefficiencies as it integrates new operations and manages geographically dispersed operations. In addition, the Company's results of operations could be adversely affected if its new facilities do not achieve growth sufficient to offset increased expenditures associated with geographic expansion. The completion of the proposed transaction with Ericsson will increase the Company's expenses and working capital requirements. Should the Company increase its expenditures in anticipation of a future level of sales which does not materialize, its profitability would be adversely affected. On occasion, customers may require rapid increases in production which can place an excessive burden on the Company's resources.

Acquisition of Force Computers Inc.

          The acquisition of Force Computers Inc. entails a number of risks, including successfully managing the integration of the operations, retention of key employees at Force Computers, and managing an increasingly larger and more geographically disparate business. In addition, Solectron has no significant prior experience in managing and operating a computer platform design business. There can be no assurance the Company will successfully manage this business or obtain the anticipated business synergy. In the event that Solectron is unsuccessful in managing and integrating the Force Computers business, the acquisition could require significant additional management attention. If the Company is unsuccessful in integrating and managing the Force Computers business, Solectrons results of operations could be materially adversely affected.

Pending Acquisition of Ericsson Manufacturing Operation and Related
Transactions

          On March 25, 1997, Solectron entered into a memorandum of understanding with Ericsson Telecom AB's Business Area Infocom Systems (Ericsson) to set up a New Product Introduction center in Stockholm, Sweden, transfer a portion of production from certain Ericsson plants to Solectron manufacturing sites and purchase an existing Ericsson printed circuit board manufacturing operation. On June 10, 1997, the Company announced that the existing Ericsson operation it will acquire is Ericsson's printed circuit board operation in Brazil. Under the terms of the acquisition, Solectron will acquire certain assets, including equipment and inventory, as well as approximately 370 employees associated with the printed circuit board assembly operations of Ericsson Telecomunicacoes S/A. Under the proposal, Ericsson will contract for Solectron's services from the newly established Solectron Brazilian plant for a specified term. Thereafter, Solectron will bear the risk of filling the manufacturing capacity at the site with renewed business from Ericsson or new business from other customers. On July 7,

1997, Solectron and Ericsson signed certain definitive agreements regarding these transactions. The series of transactions contemplated by the memorandum of understanding are expected to undergo multiple closings by the end of December 1997, subject to the successful negotiation of additional definitive agreements, applicable government approvals and various closing conditions. The proposed transactions with Ericsson entail a number of risks, including successfully managing the integration of the operations, retention of key employees, integrating purchasing operations and information systems, managing an increasingly larger and more geographically disparate business and renewing the Ericsson business or replacing it with new business after expiration of the Ericsson commitment. In addition, the completion of the transactions with Ericsson will increase Solectron's expenses and working capital requirements. There can be no assurance the transactions contemplated by the memorandum of understanding will close or that Solectron will successfully manage the risks of this transaction.

International Operations

          As a result of its foreign sales and facilities, the Company's operations are subject to risks of doing business abroad, including but not limited to, fluctuations in the value of currency, export duties, changes to import and export regulations (including quotas), possible restrictions on the transfer of funds, employee turnover, labor unrest, longer payment cycles, greater difficulty in collecting accounts receivable, the burdens and costs of compliance with a variety of foreign laws and, in certain parts of the world, political instability. While to date these factors have not had an adverse impact on the Company's results of operations, there can be no assurance that there will not be such an impact in the future. The Company has been granted a new tax holiday in its Penang, Malaysia site which is effective through January 31, 2002, subject to certain conditions. The Company has also been granted various tax holidays in China. These tax holidays are effective for various terms and are subject to certain conditions. There is no assurance that any future tax holidays that the Company may seek will be granted. If additional tax holidays are not granted in the future, the Company's effective income tax rate would likely increase.

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

               None

      Item 6:  Exhibits and Reports on Form 8-K

               (a)  Exhibits

               11.1  Statement re:  Computation of Net Income per
               Share

               27    Financial Data Schedule

               (b)  Reports on Form 8-K

               None

SOLECTRON CORPORATION



SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                     SOLECTRON CORPORATION
                                    (Registrant)





Date: July 11, 1997            By:  /s/ Susan Wang
      ________________              ______________________
                                    Susan Wang
                                    Senior Vice President, Chief
                                    Financial Officer and Secretary
                                    (Principal Financial and
                                    Accounting Officer)