Form 10-K
period 1997-08-29
SOLECTRON CORP
filed 1997-11-06
CIK 835541

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.
                         ______________________

                               FORM 10-K
             ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934
             ______________________________________________
Mark One
[x] Annual report pursuant to section 13 or 15(d) of the Securities
    Exchange Act of 1934 [Fee Required]
    For the Fiscal Year Ended August 31, 1997, or

[ ] Transition report pursuant to section 13 or 15(d) of the Securities
    Exchange Act of 1934 [No Fee Required]
    For the Transition Period From ____________ to ____________

Commission File Number 1-11098

                          SOLECTRON CORPORATION
         (Exact name of registrant as specified in its charter)

            Delaware                             94-2447045
 (State or other jurisdiction of              (I.R.S. Employer
  incorporation or organization)           Identification Number)

            777 Gibraltar Drive, Milpitas, California  95035
         (Address of principal executive offices and Zip Code)
  Registrant's telephone number, including area code:  (408) 957-8500

Securities registered pursuant to Section 12(b) of the Act:
Common Stock traded on New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
Common Stock

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days.
  YES  __X__                    NO _____

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the Registrant's Common Stock held by non-affiliates on October 31, 1997 (based upon the last reported price of the Common Stock on the New York Stock Exchange on such date) was approximately $2,850 million.

As of October 31, 1997, there were approximately 114,880,598 shares of the Registrant's Common Stock outstanding.

                  DOCUMENTS INCORPORATED BY REFERENCE

The Registrant's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on January 14, 1998, which the Company will file with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this report, is incorporated by reference in Part III of this Form 10-K to the extent stated herein.

                         SOLECTRON CORPORATION
                     1997 FORM 10-K ANNUAL REPORT
                           TABLE OF CONTENTS


                                                          Page
                                Part I

Item 1.   Business                                          4

Item 2.   Properties                                       13

Item 3.   Legal Proceedings                                14

Item 4.   Submission of Matters to a Vote of
          Security Holders                                 14


                                Part II

Item 5.   Market for the Registrant's Common Equity
          and Related Stockholder Matters                  15

Item 6.   Selected Financial Data                          16

Item 7.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations    17

Item 8.   Financial Statements and Supplementary Data      29

Item 9.   Changes in and Disagreements with Accountants
          on Accounting and Financial Disclosure           51


                                Part III

Item 10.  Directors and Executive Officers of the
          Registrant                                       52

Item 11.  Executive Compensation                           55

Item 12.  Security Ownership of Certain Beneficial
          Owners and Management                            55

Item 13.  Certain Relationships and Related Transactions   55


                                Part IV

Item 14.  Exhibits, Financial Statement Schedules and
          Reports on Form 8-K                              56

          Signatures                                       57

                                 PART I

ITEM 1:   SOLECTRON BUSINESS

Solectron Corporation (the Company or Solectron) is an independent provider of customized manufacturing services to electronics original equipment manufacturers (OEMs). Solectron provides a wide variety of pre-manufacturing, manufacturing and post-manufacturing services. Solectron's goal is to offer its customers the significant competitive advantages that can be obtained from manufacturing outsourcing such as access to advanced manufacturing technologies, shortened product time-to-market, reduced cost of production and more effective asset utilization. Solectron currently conducts operations in the Western, Southwestern and Eastern United States, Europe and Asia. In fiscal 1998, the Company added facilities in Mexico and Brazil. Solectron believes that the geographically diverse locations of its facilities enable it to build closer regional relationships with its customers and to better meet its customers' cost and local market content requirements.

Solectron Corporation was originally incorporated in California in August 1977 and reincorporated in Delaware in February 1997. Solectron's corporate headquarters are located at 777 Gibraltar Drive, Milpitas, California 95035. Its telephone number is (408) 957-8500.

The information contained within this overview of the business, is qualified in its entirety by, and is subject to, the detailed information, consolidated financial statements and notes thereto contained elsewhere within this document under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Financial Statements and Supplementary Data".

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

Reduce Investment. As electronic products have become more technologically advanced and shipped in greater unit volumes, the necessary investment required for internal manufacturing has increased significantly for working capital, capital equipment, labor, systems and infrastructure. Use of manufacturing specialists enables OEMs to gain access to advanced manufacturing capabilities while substantially reducing overall resource requirements.

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

Strategy

Solectron's goal is to offer its customers the significant competitive advantages of manufacturing outsourcing, such as access to advanced manufacturing technologies, shortened product time-to-market, reduced cost of production and more effective asset utilization. To achieve this goal Solectron's strategy emphasizes the following key elements:

Quality. Solectron believes that product quality is a critical success factor in the electronics manufacturing market. Solectron strives for continuous improvement of its processes and has adopted a number of quality improvement and measurement techniques to monitor its performance. Solectron has received numerous superior service and quality awards, including the Malcolm Baldrige National Quality Award in 1991 and again in 1997, the State of California Governor's Golden State Award in 1994, the North Carolina Quality Leadership Award in 1996, Malaysian Quality Management Excellence Award in 1996 as well as the Malaysian Prime Minister's Quality Award in 1997, the Texas Quality Award in 1996 and numerous awards from its customers. All of Solectron's manufacturing facilities, except for Fine Pitch Technology, Inc. and the recently-established facilities in China and Mexico, are certified under ISO-9000 standards, which are international quality standards for design, manufacturing and distribution management systems.

Manufacturing Partnerships. An important element of Solectron's strategy is to establish partnerships with major and emerging OEM leaders in diverse segments across the electronics industry. Solectron's customer base consists of leaders in industry segments such as networking, telecommunications, workstations, personal computers, computer peripherals, instrumentation, semiconductor equipment and avionics. Due to the costs inherent in supporting customer relationships, Solectron focuses its efforts on customers with which the opportunity exists to develop long-term business partnerships. Solectron's goal is to provide its customers with total manufacturing solutions for both new and more mature products, as well as across product generations. Solectron's manufacturing services range from providing design and new product introduction services, to just-in-time delivery on low to medium volume turnkey and consignment projects and projects that require more value-added services, to servicing OEMs that require price-sensitive, high-volume production.

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

Advanced Manufacturing Process Technology. Solectron intends to continue to offer its customers the most advanced manufacturing process technologies, including surface mount technology (SMT) and ball-grid array (BGA) assembly and testing and emerging interconnect technologies. Solectron has developed substantial SMT expertise including advanced, vision-based component placement equipment. Solectron believes that the cost of SMT assembly facilities and the technical capability required to operate a high-yield SMT operation are significant competitive factors in the market for electronic assembly. Solectron also has the capability to manufacture using tape-automated-bonding, chip-on-substrate and other more advanced manufacturing processes.

Diverse Geographic Operations. An important element of Solectron's strategy is to establish production facilities in areas of high customer density or where manufacturing efficiencies can be achieved. Solectron currently has operations in the Western, Southwestern and Eastern United States, Mexico, Brazil, Europe and Asia. Solectron believes that its facilities in these diverse geographic locations enable Solectron to better address its customers' objectives regarding cost, shipping location, frequency of interaction with manufacturing specialists and local content requirements of endmarket countries. In addition, Solectron has its Asia/Pacific headquarters office in Taipei, Taiwan, and a business development office in Tokyo, Japan. Solectron intends to continue to expand its operations as necessary to continue to serve its existing customers and to develop new business.

International Manufacturing Capability

Western United States. Solectron's headquarters and largest manufacturing operations are located in Silicon Valley, principally in Milpitas, California. Solectron believes that the location of these facilities in one of the largest concentrations of OEM electronics manufacturers permits it to more efficiently provide low to high volume printed circuit board assembly, system build and other services to such OEMs. In addition, Solectron has a smaller site strategically located in Everett, Washington to help serve Solectron's customers in the Pacific Northwest and elsewhere.

The Company's subsidiary, Fine Pitch Technology, Inc., headquartered in San Jose, California, provides extensive prototype services for electronics OEMs, further enhancing Solectron's ability to address the needs of design teams who require almost immediate availability of highly complex prototype assemblies.

In November 1996, the Company completed its acquisition of Force Computers, Inc. (Force), a leading designer and supplier of open, scalable system- and board-level embedded computer platforms for the telecomunications, industrial and command and control markets. Unlike general purpose computers, embedded computers are incorporated into systems and equipment to perform a single or limited number of critical control functions and are generally integrated into larger automated systems. A processor independent company, Force delivers products based on SPARC, Pentium, PowerPC and 68K technologies and has expertise in system design, board design, system integration and manufacturing. Force also provides support services, such as system configurations, application consulting and training to its customers. The addition of Force Computers further enhances the Company's array of services, particularly in pre-manufacturing areas. Force Computers' corporate headquarters are located in San Jose, California. Its European headquarters and a significant portion of its manufacturing operations are located in Munich, Germany. In addition to its headquarters locations, Force has thirteen sales support offices in the United States and six sales support offices in various international locations.

Southwestern United States. In March 1996, Solectron acquired the Austin, Texas-based Custom Manufacturing Services business from Texas Instruments Incorporated (TI). This facility is staffed primarily by former TI personnel with extensive manufacturing experience. Solectron believes that the Austin facility is situated in a geographic region with strong growth of electronics OEMs which will allow Solectron to better service its existing customers and to attract new ones.

Eastern United States. Solectron's Eastern United States operations are located in Charlotte, North Carolina and Westborough, Massachusetts. These facilities are staffed by personnel with extensive electronics manufacturing and product design experience. Solectron believes that the Charlotte facility allows it to better pursue new business opportunities with new and existing customers having Eastern United States operations because of Charlotte's status as a transportation hub and its relative proximity to major Eastern United States electronics markets. The Westborough facility is located near Boston, in the center of a geographic region with a large concentration of electronics OEMs.

Mexico. Solectron's site in Guadalajara, Mexico is expected to begin providing printed circuit board assembly and system-build manufacturing services to both existing and new customers in the first quarter of fiscal 1998. This site was established to offer customers a low-cost manufacturing facility in North America.

Europe. Solectron has three European sites. One site is located in Bordeaux, France. This facility was purchased from International Business Machines Corporation (IBM). Solectron also has operations in Dunfermline, Scotland, which were acquired from Philips Electronics. Solectron believes that this facility allows it to better serve the many electronics OEMs located in the United Kingdom. Solectron's printed circuit board assembly operation now located in Herrenberg, Germany, was acquired from Hewlett-Packard Company. This facility allows Solectron to better serve the German market. In addition, Force Computers' European headquarters and a major portion of its manufacturing operations are located in Munich, Germany.

Asia. Solectron's Southeast Asia manufacturing operations are located in Penang and Johor, Malaysia. The operations were established to better serve the needs of OEMs requiring price-sensitive, high-volume production capabilities and to provide more efficient manufacturing services to customers located in Southeast Asia. The facilities currently provide electronics assembly, materials management and other services to customers located in Malaysia, Singapore, Japan, the United States and other locations.

Solectron's facility in Suzhou, China began operations in fiscal 1997. This facility currently provides low-cost manufacturing services to Solectron's Asian customer base.

Acquisition of Ericsson Manufacturing Facility and Related Transactions. In March 1997, Solectron entered into a memorandum of understanding with Ericsson Telecom AB's Business Area Infocom Systems (Ericsson) to set up a New Product Introduction center in Norrkoping and Stockholm, Sweden, transfer a portion of production from certain Ericsson plants to Solectron manufacturing sites and purchase an existing Ericsson printed circuit board assembly operation. In July 1997, Solectron and Ericsson signed certain definitive agreements regarding these transactions. In October 1997, Solectron acquired certain assets, primarily inventory and equipment, of Ericsson's Brazil operation and hired approximately 370 persons formerly associated with the printed circuit board assembly operations of Ericsson Telcomunicacoes S.A. as employees of Solectron's newly-formed subsidiary, Solectron Brasil Ltda. Under the terms of the agreement, Ericsson will contract for Solectron's services from Solectron Brasil Ltda. through September 1999. Thereafter, Solectron will bear the risk of filling the manufacturing capacity at the site with renewed business from Ericsson or new business from other customers. Additional agreements related to the New Product Introduction center and the transfer of certain other assets are being negotiated. These transactions are expected to undergo multiple closings through January 1998, subject to the successful negotiation of additional definitive agreements and various closing conditions.

As Solectron manages the existing operations and expands geographically, it may experience certain inefficiencies from the management of geographically dispersed operations. In addition, Solectron's results of operations will be adversely affected if these new facilities do not achieve revenue growth sufficient to offset increased expenditures associated with geographic expansion.

In fiscal 1997, approximately 26.8% of Solectron's sales were from operations outside of the United States. As a result of continuous customer demand overseas, Solectron expects foreign sales to increase. Solectron's foreign sales and operations are subject to risks of doing business abroad, including fluctuations in the value of currency, export duties, import controls and trade barriers (including quotas), restrictions on the transfer of funds, employee turnover, work stoppages, longer payment cycles, greater difficulty in accounts receivable collection, burdens of complying with a wide variety of foreign laws and, in certain parts of the world, political instability. While to date these factors have not had an adverse impact on Solectron's results of operations, there can be no assurance that there will not be such an impact in the future.

Manufacturing

Solectron's Approach

To achieve excellence in manufacturing, Solectron combines advanced manufacturing technology, such as computer-aided manufacturing and testing, with manufacturing techniques including just-in-time manufacturing, total quality management, statistical process control and continuous flow manufacturing. Just-in-time manufacturing is a production technique which minimizes work-in-process inventory and manufacturing cycle time while enabling Solectron to deliver products to customers in the quantities and time frame required. Total quality management is a management philosophy which seeks to impart high levels of quality in every operation of Solectron and is accomplished by the setting of quality objectives for every operation, tracking performance against those objectives, identifying work flow and policy changes required to achieve higher quality levels and a commitment by executive management to support changes required to deliver higher quality. Statistical process control is a set of analytical and problem-solving techniques based on statistics and process capability measurements through which Solectron can track process inputs and resulting quality and determine whether a process is operating within specified limits. The goal is to reduce variability in the process, as well as eliminate aberrations which contribute to quality below the acceptable range of each process performance standard.

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

Electronics Assembly and Other Services

Solectron's electronics assembly activities consist primarily of the placement and attachment of electronic and mechanical components on printed circuit boards and flexible cables. Solectron also assembles higher-level sub-systems and systems incorporating printed circuit boards and complex electromechanical components, in some cases manufacturing and packaging products for shipment directly to its customers' distributors. In addition, Solectron provides other manufacturing services including refurbishment and remanufacturing. Solectron manufactures on a turnkey basis, directly procuring some or all of the components necessary for production and on a consignment basis, where the OEM customer supplies all or some components for assembly.

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

Solectron also assists its customers in evaluating board designs for manufacturability. Solectron evaluates the board design for ease and quality of manufacture and, when appropriate, recommends design changes to reduce manufacturing costs or lead times or to increase the quality of finished assemblies. Board design services consist of the engineering and design associated with the arrangement and interconnection of specified components on printed circuit boards to achieve an OEM's desired level of functionality. Solectron also offers ASIC design services and its subsidiary, Force Computers, offers product design services for the embedded computer market.

Sales and Marketing

Sales and marketing at Solectron is an integrated process involving direct salespersons and project managers, as well as Solectron's senior executives. Solectron's sales resources are directed at multiple management and staff levels within targeted accounts. Solectron also uses independent sales representatives in certain geographic areas. Solectron receives unsolicited inquiries resulting from advertising and public relations activities, as well as referrals from current customers. These opportunities are evaluated against Solectron's customer selection criteria and are assigned to direct salespersons or independent sales representatives, as appropriate. Historically, Solectron has had substantial recurring sales from existing customers.

Over 78% of Solectron's net sales during fiscal 1997 were derived from customers which were also customers during fiscal 1996. Although Solectron seeks to diversify its customer base, a small number of customers currently are responsible for a significant portion of Solectron's net sales. During fiscal 1997, 1996 and 1995, Solectron's ten largest customers accounted for 65.5%, 64.0% and 70.2% of consolidated net sales, respectively. Several customers each accounted for more than 10% of net sales during these years. Hewlett-Packard Company represented 13.5% and 10.7% of net sales in fiscal 1997 and 1996, respectively. Bay Network Incorporated accounted for 10.4% of net sales in fiscal 1997. IBM Corporation represented 20.9% of net sales in fiscal 1995. No other individual customer accounted for more than 10% of Solectron's net sales in any of these years.

Backlog

Backlog consists of contracts or purchase orders with delivery dates scheduled within the next twelve months. At August 31, 1997, Solectron's backlog was approximately $875 million. The backlog was approximately $612 million at August 31, 1996. Because customers may cancel or reschedule deliveries, backlog is not a meaningful indicator of future financial results.

Competition

The electronic manufacturing services industry is comprised of a large number of companies, several of which have achieved substantial market share. Solectron also faces competition from current and prospective customers which evaluate Solectron's capabilities against the merits of manufacturing products internally. Solectron competes with different companies depending on the type of service or geographic area. Certain of Solectron's competitors may have greater manufacturing, financial, research and development and marketing resources than Solectron. Solectron believes that the primary basis of competition in its targeted markets is manufacturing technology, quality, responsiveness, the provision of value-added services and price. To remain competitive, Solectron must continue to provide technologically advanced manufacturing services, maintain quality levels, offer flexible delivery schedules, deliver finished products on a reliable basis and compete favorably on the basis of price. Solectron currently may be at a competitive disadvantage as to price when compared to manufacturers with lower cost structures, particularly with respect to manufacturers with established facilities where labor costs are lower.

Employees

As of August 31, 1997, Solectron employed 18,215 persons worldwide, including 3,696 temporary employees. Solectron's international operations employed 7,256 persons.

Patents and Trademarks

Solectron has obtained a limited number of U.S. patents related to the process and equipment used in its surface mount technology. The Company's subsidiary, Force Computers, holds a number of patents related to VME technology. In addition, the Company has registered trademarks in the United States and many countries throughout the world. These patents and trademarks are considered valuable to Solectron.

Although Solectron does not believe that its trademarks, manufacturing process or Force's technology infringes on the intellectual property rights of third parties, there can be no assurance that third parties will not assert infringement claims against Solectron in the future. If such an assertion were to be made, it may become necessary or useful for Solectron to enter into licensing arrangements or to resolve such an issue through litigation. However, there can be no assurance that such license rights would be available to Solectron on commercially acceptable terms or that any such litigation could be resolved favorably. Additionally, such litigation could be lengthy and costly and could have an adverse material effect on Solectron's financial condition regardless of the outcome of such litigation.

ITEM 2:   PROPERTIES

The Company's manufacturing facilities are located throughout North America, Europe and Asia. The table below lists the locations and square feet owned or leased for the Company's major operations.

                                   Square Feet           Lease
                             ----------------------   Termination
     Location                  Owned       Leased        Dates
--------------------         ----------  ----------   -----------
North America:
  Milpitas, California (1)         --     1,149,000   1998 - 2005
  San Jose, California             --       129,000   1999 - 2001
  Charlotte, North Carolina     175,000      75,000   1998
  Everett, Washington              --        75,000   1998
  Austin, Texas                    --       507,000   2000
  Westborough, Massachusetts       --        75,000   2002
  Guadalajara, Mexico           320,000      38,000   1998

Europe:
  Dunfermline, Scotland         212,000        --
  Bordeaux, France (2)          319,000        --
  Herrenberg, Germany            71,000        --
  Munich, Germany                  --       210,000   1999 - 2001

Asia:
  Penang, Malaysia              190,000     179,000   2000
  Johor, Malaysia                  --        66,000   1999
  Suzhou, China (3)                --        30,000   1998

(1) Includes facilities located nearby in Fremont and Newark, California. Approximately 30,000 square feet of facilies at this location is subleased on a short term lease.

(2) Includes approximately 34,000 square feet subleased to a third party under the terms of an annual warehousing agreement.

(3) A facility owned by the Company located on land leased for a term of 50 years from the government of China is currently under construction at this location.

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

                               PART II

ITEM 5:   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS

Common Stock Information
The following table sets forth the quarterly high and low per share sales prices of Solectron's Common Stock for the two-year period ended August 31, 1997, as quoted on the New York Stock Exchange. All data has been adjusted to reflect the two-for-one stock split effective August 4, 1997.

                                                 High         Low
                                               --------     --------
Fiscal 1996
      First Quarter                            21 13/16     17 1/2
      Second Quarter                           25 1/16      18 1/4
      Third Quarter                            25           20 1/8
      Fourth Quarter                           21 15/16     15 1/2

Fiscal 1997
      First Quarter                            29 15/16     17 1/8
      Second Quarter                           30 11/16     25 3/4
      Third Quarter                            32 1/2       23 9/16
      Fourth Quarter                           45 9/16      29 9/16


Solectron has not paid any dividends since its inception and does not intend to pay any dividends in the foreseeable future. Additionally, the covenants to the Company's financing agreements prohibit the payment of cash dividends. At August 31, 1997, there were approximately 1,064 stockholders of record based on data obtained from the Company's transfer agent.

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

                    Five Year Selected Financial Highlights
                     (in thousands, except per share data)

Consolidated Statements of Income Data:
                                      Years Ended August 31,
                         -----------------------------------------------------
                            1997       1996       1995       1994       1993
                         ---------- ---------- ---------- ---------- ---------
Net sales                $3,694,385 $2,817,191 $2,065,559 $1,456,779 $ 836,326
Operating income            236,422    175,425    123,434     88,350    53,140
Income before
  income taxes              238,407    173,077    120,494     84,159    48,613
Net income                  158,059    114,232     79,526     55,545    30,600
Primary net income
 per share (1)                $1.37      $1.10      $0.91      $0.66     $0.40
Fully diluted net
 income per share (1)         $1.36      $1.08      $0.81      $0.59     $0.38

Consolidated Balance Sheet Data:
                                            As of August 31,
                         -----------------------------------------------------
                           1997       1996        1995       1994       1993
                         ---------- ---------- ---------- ---------- ---------
Working capital          $  931,690 $  786,355 $  355,603 $  309,203 $ 265,025
Total assets              1,852,419  1,452,198    940,855    766,395   603,285
Long-term debt              385,850    386,927     30,043    140,709   137,011
Stockholders' equity        919,069    700,569    538,141    330,789   260,980

(1) Adjusted to reflect two-for-one stock split effective August 4, 1997.

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Solectron's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those factors set forth under "Trends and Uncertainties" below.

General

Solectron's net sales are derived from sales to electronics systems original equipment manufacturers (OEMs). The majority of Solectron's customers compete in the networking and data communications, workstation, personal computer and computer peripheral segments of the electronics industry. The Company uses advanced manufacturing technologies in assembly and manufacturing management of complex printed circuit boards and electronics systems. Solectron also provides pre-manufacturing and post-manufacturing services. A discussion of some of the potential fluctuations in operating results is included under "Trends and Uncertainties".

On November 26, 1996, Solectron exchanged approximately 6.2 million shares of common stock for all of the outstanding stock of Force Computers, Inc. (Force), and assumed all of the outstanding options of Force, after giving effect to the exchange ratio. Force is a designer and provider of computer platforms for the embedded market. This transaction was accounted for under the pooling of interests method.
The results of operations of Force prior to its acquisition were not considered material to the Company's consolidated results of operations. Accordingly, the Company's historical financial statements have not been restated to reflect the financial position and results of operations of Force, and pro-forma financial information has not been disclosed.

As of August 31, 1997, excluding the locations of the Force Computers and Fine Pitch Technologies subsidiaries, the Company had manufacturing operations in eleven locations, six of which are overseas. On April 2, 1997, the Company announced its twelfth manufacturing location in Guadalajara, Mexico, which is expected to begin offering manufacturing services to OEM customers in the first quarter of fiscal 1998.
Solectron has a sales support office located in Japan and in September 1997, opened its Asia/Pacific headquarters office in Taipei, Taiwan. Force Computers and Fine Pitch Technologies are both headquartered in San Jose, California. Force's European headquarters and a significant portion of its operations are located in Munich, Germany. In addition to its headquarters locations, Force has thirteen sales support offices in the United States and six sales support offices in various international locations. Fine Pitch has operations in California and in Massachusetts.

In March 1997, the Company announced that it had signed a memorandum of understanding with Ericsson Telecom AB's Business Area Infocom Systems (Ericsson) to establish a strategic, global manufacturing partnership. Under the terms of the memorandum of understanding, the Company will set up a New Product Introduction center in Norrkoping and Stockholm, Sweden and transfer production from certain Ericsson plants worldwide to Solectron manufacturing sites around the world. In July 1997, Solectron and Ericsson signed definitive agreements upon completion of negotiations of the general terms and conditions for Solectron's supply of certain products to Ericsson, for the establishment of the New Product Introduction center and for the transfer of certain assets to Solectron.

In October 1997, Solectron acquired certain assets, primarily equipment and inventory, of Ericsson's printed circuit board assembly operation in Brazil. In addition, Solectron's newly-established subsidiary, Solectron Brasil Ltda., hired approximately 370 persons formerly employed by Ericsson Telecomunicacoes S.A. in Brazil.

Additional agreements related to the New Product Introduction center and the transfer of certain other assets are being negotiated. These transactions are expected to undergo multiple closings through January 1998, subject to the successful negotiation of additional definitive agreements and various closing conditions.

Results of Operations

The electronics industry is subject to rapid technological change, product obsolescence and price competition. These and other factors affecting the electronics industry, or any of Solectron's major customers in particular, could have an adverse material effect on Solectron's results of operations. See "Trends and Uncertainties -- Potential Fluctuations in Operating Results" and "Competition" for further discussion of potential fluctuations in operating results.

The following table sets forth, for the periods indicated, certain items in the Consolidated Statements of Income as a percentage of net sales. The financial information and the discussion below should be read in conjunction with the Consolidated Financial Statements and Notes thereto.

                                               Years Ended August 31,
                                         -----------------------------
                                          1997        1996        1995
                                         -----       -----       -----
Net sales                                100.0%      100.0%      100.0%
Cost of sales                             88.4        90.0        90.2
                                         -----       -----       -----
   Gross profit                           11.6        10.0         9.8
Operating expenses:
  Selling, general and administrative      4.7         3.6         3.6
  Research and development                 0.4         0.2         0.2
  Acquisition costs                        0.1          --          --
                                         -----       -----       -----
   Operating income                        6.4         6.2         6.0
Net interest income (expense)              0.1        (0.1)       (0.1)
                                         -----       -----       -----
   Income before income taxes              6.5         6.1         5.9
Income taxes                               2.2         2.1         2.0
                                         -----       -----       -----
Net income                                 4.3%        4.0%        3.9%
                                         =====       =====       =====

Net Sales

The Company's net sales have increased significantly in each of the past several years, reflecting the growing trend toward outsourcing within the electronics industry. For the year ended August 31, 1997, net sales grew to $3.7 billion, an increase of 31.1% over fiscal 1996 net sales. Fiscal 1996 net sales of $2.8 billion were 36.4% greater than net sales in fiscal 1995. The fiscal 1997 sales growth is attributable to significant increases in sales volume from both existing and new customers in North America, higher international sales and the acquisitions of the Custom Manufacturing Services (CMS) business, located in Austin, Texas and Force in March and November 1996, respectively. The sales increase in fiscal 1996 was due to increased orders from both new and existing customers at existing sites, the CMS acquisition in March 1996 and the acquisition of the site now located in Herrenberg, Germany in November 1995.

Sales in the North American region reflected increases in sales at all locations to existing and new customers in fiscal 1997 compared to fiscal 1996 as well as in fiscal 1996 compared to fiscal 1995. The overall increase in sales in fiscal 1997 over fiscal 1996 was partially offset by the effect of several ongoing programs reaching end-of-life and deliberate management actions to achieve improved global load balancing as well as specific product program transitioning. The growth in North American sales in fiscal 1996 over fiscal 1995 reflects the impact of the acquisitions of CMS and Fine Pitch in March 1996. Fiscal 1997 sales in most of the Company's European operations increased over fiscal 1996 sales as a result of the global load balancing efforts noted above as well as higher sales to existing and new customers. These increases were partially offset by declines in sales during fiscal 1997 from older programs in the Bordeaux facility as these programs reach end-of-life. Fiscal 1996 sales in Europe were lower than fiscal 1995 sales due to the same end-of-life issues in Bordeaux and similar issues in the Scotland facility. Fiscal 1997 sales for the Company's Asian sites increased over fiscal 1996 despite the impact of many of the same end-of-life factors as in Europe. The growth in Asian sales in fiscal 1996 compared to fiscal 1995 primarily reflects increased orders from new and existing customers in that region. Although the Company does not currently anticipate any future decline in sales, to lessen the potential impact of any possible future declines to customers within any particular region or market segment, the Company is committed to seeking diversification of its customer base among many countries, market segments and product lines within market segments.

Several major customers accounted for more than 10% of the Company's net sales in fiscal 1997, 1996 and 1995. In fiscal 1997 and 1996, Hewlett-Packard Company (HP) was Solectron's largest customer and accounted for 13.5% and 10.7% of consolidated net sales in fiscal 1997 and 1996, respectively. Bay Networks, Inc. accounted for 10.4% of consolidated net sales in fiscal 1997. International Business Machines Corporation (IBM) was Solectron's largest customer during fiscal 1995 and accounted for 20.9% of consolidated net sales in that year. Net sales to IBM in fiscal 1997 and 1996 were less than 10% of consolidated net sales, reflecting both a decrease in actual sales volume to IBM and an overall increase in Solectron's total consolidated net sales from all other customers. No other customers accounted for more than 10% of net sales during any of the years presented.

Solectron's top ten customers accounted for 65.5%, 64.0% and 70.2% of consolidated net sales in fiscal 1997, 1996 and 1995, respectively. The lower percentage of sales attributable to the top ten customers over the three-year period has resulted primarily from Solectron's ability to obtain significant new business from other customers, thereby reducing its dependence on these accounts. Solectron is still dependent upon continued revenues from HP, Bay Networks and its other top ten customers and there can be no guarantee that these or any other customers will not increase or decrease as a percentage of consolidated net sales either individually or as a group. Consequently, any material decrease in sales to these or other customers could have an adverse material effect on Solectron's results of operations.

Net sales at Solectron's international sites, as a whole, grew at a slower rate over the last three fiscal years than aggregate net sales at Solectron's domestic sites. International locations contributed 26.8% of consolidated net sales in fiscal 1997, compared to 30.9% and 38.7% in fiscal 1996 and 1995, respectively. In addition to the end-of-life issues impacting international sales discussed above, the primary reason for the decrease in international sales as a percentage of total sales is strong growth in domestic sales, aided by the acquisition of the CMS business in Austin, Texas, which is substantially comprised of domestic sales.

As a result of Solectron's international sales and facilities, Solectron's operations are subject to risks of doing business abroad. While to date these dynamics have not had an adverse material effect on Solectron's results of operations, there can be no assurance that there will not be such an impact in the future. See "Trends and Uncertainties -- International Operations" for a further discussion of potential fluctuations in operating results associated with the risks of doing business abroad.

Solectron's operations in Milpitas, California contributed a substantial portion of Solectron's net sales and operating income during fiscal 1997, 1996 and 1995. The performance of this operation is expected to continue as a significant factor in the overall financial performance of Solectron. Any adverse material change to the customer base, product mix, efficiency, or other attributes of this site could have an adverse material effect on Solectron's consolidated results of operations.

Solectron believes that its ability to continue achieving growth will depend upon growth in sales to existing customers for their current and future product generations, successful marketing to new customers and future geographic expansion. Customer contracts can be canceled and volume levels can be changed or delayed. The timely replacement of delayed, canceled or reduced orders with new business cannot be assured. In addition, there can be no assurance that any of Solectron's current customers will continue to utilize Solectron's services. Because of these factors, there can be no assurance that Solectron's historical revenue growth rate will continue. See "Trends and Uncertainties" for a discussion of certain factors affecting the management of growth, geographic expansion and potential fluctuations in sales and results of operations.

Gross Profit

The gross margin percentage improved to 11.6% for fiscal 1997 from 10.0% for fiscal 1996 and 9.8% in fiscal 1995. The improvement is primarily due to the inclusion of Force since its acquisition in November 1996. Gross profit margins on Force's products are significantly higher than those of the rest of the Company. Without Force's contribution, gross margins for fiscal 1997 would have been 10.4%. In addition to the impact of Force, the improved gross margin percentage in fiscal 1997 reflects a shift in product mix toward the higher margin workstation and networking and data communications market segments, projects with a higher than normal consignment content and increased manufacturing efficiencies at the Dunfermline, Scotland and Austin, Texas sites.

For the foreseeable future, Solectron's gross margin is expected to depend primarily on product mix, production efficiencies, utilization of manufacturing capacity, start-up and integration costs of new and acquired businesses, the percentage of sales derived from turnkey manufacturing and pricing within the electronics industry. Over time, gross margins at the individual sites and for the Company as a whole may continue to fluctuate. Consignment projects typically have higher gross margin percentages than turnkey projects. Increases in turnkey business, additional costs associated with new projects and price erosion within the electronics industry could adversely affect the Company's gross margin. Additionally, changes in product mix could cause the Company's gross margin to fluctuate. Also, while the availability of raw materials appears adequate to meet the Company's current revenue projections for the foreseeable future, component availability is still subject to lead time and other constraints that could possibly limit the Company's revenue growth. Because of these factors and others discussed under "Trends and Uncertainties" below, there can be no assurance that the Company's gross margin will not fluctuate or decrease in future periods.

Selling, General and Administrative Expenses

In absolute dollars, selling, general and administrative (SG&A) expenses increased 72.4% in fiscal 1997 over fiscal 1996 and 36.3% in fiscal 1996 over fiscal 1995. The inclusion of Force since its acquisition in November 1996 and the Austin, Texas site for the full year of fiscal 1997 accounts for approximately half of the fiscal 1997 increase. The remainder of the increase in fiscal 1997 and the fiscal 1996 increase over fiscal 1995 is due primarily to investment in infrastructure such as personnel and related departmental expenses at all manufacturing locations as well as continuing investment in information systems to support the increased size and complexity of the Company's business. The addition in fiscal 1997 and 1996 of new sites in Malaysia (Johor), California (Fine Pitch Technologies), China, Massachusetts and, most recently, Mexico, has also contributed to the growth in SG&A expenses. As a percentage of net sales, SG&A expenses were 4.7%, 3.6% and 3.6% in fiscal 1997, 1996 and 1995, respectively. The most significant reasons for the fiscal 1997 increase in SG&A expenses as a percentage of net sales are the inclusion of Force, which has a more sales-intensive operating structure, the costs associated with investments in starting up new sites and investments in the Company's information systems. The Company anticipates SG&A expenses will continue to increase in terms of absolute dollars in the future, and may possibly increase as a percentage of revenue, as the Company continues to build the infrastructure necessary to support its current and prospective business.

Research and Development Expenses

With the exception of its Force Computers operation, the Company's research and development (R&D) activities have been focused primarily on the development of prototype and engineering design capabilities, fine pitch interconnecting technologies (which include ball-grid array, tape-automated bonding, multichip modules, chip-on-flex, chip-on-board and flip chip), high reliability environmental stress test technology and the implementation of environmentally-friendly assembly processes, such as VOC-free and no-clean. Force's R&D efforts are concentrated on new product development and improvement of product designs through improvements in functionality and support of next generation microprocessors. Research and development expenses, in absolute dollars and as a percentage of net sales, respectively, were $15.0 million and 0.4% in fiscal 1997, $6.7 million and 0.2% in fiscal 1996 and $4.8 million and 0.2% in fiscal 1995. The increase in R&D expenses in fiscal 1997 compared to fiscal 1996 is due to the acquisition of Force in November 1996. The Company expects that R&D expenses will increase in absolute dollars in the future and may increase as a percentage of net sales as Force continues to invest in its R&D efforts and additional R&D projects are undertaken at certain of the Company's Asian sites.

Acquisition Costs

A one time charge for acquisition costs of approximately $4.0 million was incurred as a result of the acquisition of Force Computers during the quarter ended November 30, 1996.

Net Interest Income (Expense)

Net interest income was $2.0 million in fiscal 1997 compared to net interest expense of $2.3 million in fiscal 1996 and $2.9 million in fiscal 1995. The Company issued convertible subordinated notes in February 1996 and senior notes in March 1996. Interest expense on the debt is approximately $24.9 million annually and, in fiscal 1997, has been offset by interest earned on undeployed cash and investments. Net interest expense was lower in fiscal 1996 than in fiscal 1995 because the higher interest expense resulting from the two debt offerings was offset by higher interest income on the undeployed cash realized from the offerings. Solectron expects to utilize more of the undeployed cash during fiscal 1998 in order to fund anticipated future growth. See "Trends and Uncertainties -- Management of Growth" and "Potential Fluctuations in Operating Results."

Income Taxes

Income taxes increased to $80.3 million in 1997 from $58.8 million in fiscal 1996 and $41.0 million in fiscal 1995, primarily due to increased income before income taxes. Solectron's effective income tax rate decreased slightly to 33.7% in fiscal 1997 from 34% in both fiscal 1996 and 1995.

In general, the effective income tax rate is largely a function of the balance between income from domestic and international operations. Solectron's international operations, taken as a whole, have been taxed at a lower rate than in the United States, primarily due to the tax holiday granted to the Company's Penang, Malaysia site. The Malaysian tax holiday is effective through January 31, 2002, subject to certain conditions. The Company has also been granted various tax holidays in China, which are effective for various terms and are subject to certain conditions.


Liquidity and Capital Resources

Working capital was $932 million at August 31, 1997 compared to $786 million at the end of fiscal 1996. In fiscal 1997, increases in working capital from cash generated from operations were augmented by working capital resulting from the acquisition of new sites. A major component of working capital at August 31, 1997 continues to be undeployed cash from the proceeds of the two debt offerings during fiscal 1996. As Solectron continues to grow, it is expected that the Company will require greater amounts of working capital to support its operations. The Company believes that its current level of working capital, together with cash generated from operations and the Company's available credit facilities, will provide adequate working capital for the foreseeable future.

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

During fiscal 1997, the Company invested approximately $188 million in capital expenditures. The largest component of these expenditures related to the purchase of new equipment-primarily surface mount assembly and test equipment-to meet current and expected production levels, as well as to replace or upgrade older equipment that was retired or sold. In addition, significant expenditures were made for the acquisition of land and buildings for the Company's new manufacturing sites, principally in China and Mexico. The Company expects capital expenditures in fiscal 1998 to be in the range of $125 million to $165 million.

In addition to working capital as of August 31, 1997, which included cash and cash equivalents of $225 million and short-term investments of $258 million, the Company has available a $100 million unsecured multicurrency revolving credit facility, subject to financial covenants. The Company also has approximately $77.9 million in available foreign credit facilities. In September 1997, the Company entered into a $120 asset securitization arrangement, which is subject to certain financial covenants and management representations. No borrowings have been made against this facility.


Trends and Uncertainties

Customer Concentration; Dependence on the Electronics Industry

In fiscal 1997, 1996 and 1995, the Company's ten largest customers accounted for at least 64% of consolidated net sales. The Company is dependent upon continued revenues from its top ten customers. Any material delay, cancellation or reduction of orders from these or other significant customers could have an adverse material effect on the Company's results of operations. During fiscal 1997, HP and Bay Networks, Inc. accounted for 13.5% and 10.4%, respectively, of net sales, compared to 10.7% and less than 10%, respectively, during fiscal 1996. There can be no assurance that the Company will continue to do business with HP, Bay Networks or any other customer.

The percentage of the Company's sales to its major customers may fluctuate from period to period. Significant reductions in sales to any of these customers would have an adverse material effect on the

Company's results of operations. The Company has no firm long-term volume purchase commitments from its customers, and over the past few years has experienced reduced lead-times in customer orders. In addition, customer contracts can be canceled and volume levels can be changed or delayed. The timely replacement of canceled, delayed or reduced contracts with new business cannot be assured. These risks are increased because a majority of the Company's sales are to customers in the electronics industry, which is subject to rapid technological change and product obsolescence. The factors affecting the electronics industry in general, or any of the Company's major customers in particular, could have an adverse material effect on the Company's results of operations.

There can be no assurance that sales to customers within any particular market segment will not experience decreases that could have an adverse effect on the Company's sales.

Management of Growth; Geographic Expansion

The Company has experienced substantial growth over the last five fiscal years, with net sales increasing from $836 million in fiscal 1993 to $3.7 billion in fiscal year 1997. In recent years, the Company has acquired or established facilities in many locations. During fiscal 1997, the Company announced the establishment of new manufacturing facilities in Suzhou, China and Guadalajara, Mexico; began operations at its manufacturing facility in Westborough, Massachusetts; and, in November 1996, acquired Force Computers Inc., which has operations in California and Germany. In September 1997, the Company announced the opening of its Asia/Pacific headquarters office in Taipei, Taiwan. In addition, the Company established a manufacturing facility near Sao Paolo, Brazil, and intends to open a New Product Introduction center in Sweden, as further discussed in "Pending Acquisition of Ericsson Manufacturing Operation and Related Transactions." The Company continually evaluates growth and acquisition opportunities and may pursue additional opportunities over time. There can be no assurance that the Company's historical revenue growth will continue or that the Company will successfully manage the integration of Force Computers, the facilities in China and Mexico, the partnership with and acquisitions from Ericsson or any other business it may acquire in the future. As the Company manages its existing operations and expands geographically, it may experience certain inefficiencies as it integrates new operations and manages geographically dispersed operations. In addition, the Company's results of operations could be adversely affected if its new facilities do not achieve growth sufficient to offset increased expenditures associated with geographic expansion. The completion of the proposed transactions with Ericsson will increase the Company's expenses and working capital requirements. Should the Company increase its expenditures in anticipation of a future level of sales that does not materialize, its profitability would be adversely affected. On occasion, customers may require rapid increases in production that can place an excessive burden on the Company's resources.

Acquisition of Force Computers, Inc.

The acquisition of Force Computers, Inc. has created a number of challenges, including managing the integration of the operations, retaining key employees at Force Computers and managing an increasingly larger and more geographically disparate business.
In addition, Solectron has no significant prior experience in managing and operating a computer platform design business. There can be no assurance the Company will successfully manage this business or obtain the anticipated business synergy. In the event that Solectron is unsuccessful in managing and integrating the Force Computers business, the acquisition could require significant additional management attention. If the Company is unsuccessful in integrating and managing the Force Computers business, Solectron's results of operations could be materially adversely affected.

Pending Acquisition of Ericsson Manufacturing Operation and Related
Transactions

In March 1997, Solectron entered into a memorandum of understanding with Ericsson Telecom AB's Business Area Infocom Systems (Ericsson) to set up a New Product Introduction Center in Norrkoping and Stockholm, Sweden, transfer a portion of production from certain Ericsson plants to Solectron manufacturing sites and purchase an existing Ericsson printed circuit board assembly operation. In July 1997, Solectron and Ericsson signed certain definitive agreements regarding these transactions. In October 1997, Solectron acquired certain assets, primarily inventory and equipment, of Ericsson's Brazil operation and hired approximately 370 persons formerly associated with the printed circuit board assembly operations of Ericsson Telcomunicacoes S.A. as employees of Solectron's newly-formed subsidiary, Solectron Brasil Ltda. Under the terms of the agreement, Ericsson will contract for Solectron's services from Solectron Brasil Ltda. through September 1999. Thereafter, Solectron will bear the risk of filling the manufacturing capacity at the site with renewed business from Ericsson or new business from other customers. Additional agreements related to the New Product Introduction center and the transfer of certain other assets are being negotiated. These transactions are expected to undergo multiple closings though January 1998, subject to the successful negotiation of additional definitive agreements and various closing conditions.

The proposed transactions with Ericsson entail a number of risks, including successfully managing the integration of the operations, retention of key employees, integrating purchasing operations and information systems, managing an increasingly larger and more geographically disparate business and renewing the Ericsson business or replacing it with new business after expiration of the Ericsson commitment. In addition, the completion of the transactions with Ericsson will increase Solectron's expenses and working capital requirements and there is no assurance that Solectron will achieve sufficient revenue to offset the increased expenses. There can be no assurance the remaining transactions contemplated by the memorandum of understanding will close completely or that Solectron will successfully manage the risks of these transactions.

International Operations

As a result of its international sales and facilities, the Company's operations are subject to risks of doing business abroad, including but not limited to, fluctuations in the value of currency, export duties, changes to import and export regulations (including quotas), possible restrictions on the transfer of funds, employee turnover, labor unrest, longer payment cycles, greater difficulty in collecting accounts receivable, the burdens and costs of compliance with a variety of foreign laws and, in certain parts of the world, political instability. While to date these factors have not had an adverse material impact on the Company's results of operations, there can be no assurance that there will not be such an impact in the future. In particular, the current instability in Southeast Asia's currencies, economy and political situation could adversely affect the Company's operations in Malaysia.

The Company has been granted a tax holiday for its Penang, Malaysia site, which is effective through January 31, 2002, subject to certain conditions. The Company has also been granted various tax holidays in China. These tax holidays are effective for various terms and are subject to certain conditions. There is no assurance that any future tax holidays that the Company may seek will be granted. If additional tax holidays are not granted in the future, the Company's effective income tax rate would likely increase.

Availability of Components

A substantial portion of the Company's net sales are derived from turnkey manufacturing in which the Company provides both materials procurement and assembly. In turnkey manufacturing, the Company potentially bears the risk of component price increases, which could adversely affect the Company's gross profit margins. At various times there have been shortages of components in the electronics industry. If significant shortages of components should occur, the Company may be forced to delay manufacturing and shipments, which could have an adverse material effect on the Company's results of operations.

Potential Fluctuations in Operating Results

The Company's operating results are affected by a number of factors, including the mix of turnkey and consignment projects, capacity utilization, price competition, the degree of automation that can be used in the assembly process, the efficiencies that can be achieved by the Company in managing inventories and fixed assets, the timing of orders from major customers, fluctuations in demand for customer products, the timing of expenditures in anticipation of increased sales, customer product delivery requirements and increased costs and shortages of components or labor. Turnkey manufacturing currently represents a substantial portion of Solectron's sales. Turnkey projects, in which Solectron procures some or all of the components necessary for production, typically generate higher net sales and higher gross profits with lower gross profit percentages than consignment projects due to the inclusion in Solectron's operating results of sales and costs associated with the purchase and sale of components. Solectron assembles products with varying degrees of material content, which may cause Solectron's gross margin to fluctuate. In addition, the degree of startup costs and inefficiencies associated with new sites and new customer projects may affect Solectron's gross margin. All of these factors can cause fluctuations in the Company's operating results.

Competition

The electronics manufacturing services industry is comprised of a large number of companies, several of which have achieved substantial market share. The Company also faces competition from current and prospective customers that evaluate Solectron's capabilities against the merits of manufacturing products internally. Solectron competes with different companies depending on the type of service or geographic area. Certain competitors may have greater manufacturing, financial, research and development and marketing resources than the Company. The Company believes that the primary basis of competition in its targeted markets is manufacturing technology, quality, responsiveness, the provision of value-added services and price. To be competitive, the Company must provide technologically advanced manufacturing services, high product quality levels, flexible delivery schedules and reliable delivery of finished products on a timely and price competitive basis. The Company currently may be at a competitive disadvantage as to price when compared to manufacturers with lower cost structures, particularly with respect to manufacturers with established facilities where labor costs are lower.

Intellectual Property Protection

The Company's ability to compete may be affected by its ability to protect its proprietary information. The Company holds a limited number of U.S. patents related to the process and equipment used in its surface mount technology. In addition, the Company's subsidiary, Force Computers, holds a number of patents related to VME technology. The Company believes these patents are valuable. However, there can be no assurance that these patents will provide meaningful protection for the Company's manufacturing process and equipment innovations or Force's technology.

There can be no assurance that third parties will not assert infringement claims against the Company or its customers in the future. In the event a third party does assert an infringement claim, the Company may be required to expend significant resources to develop a non-infringing manufacturing process or technology or to obtain licenses to the manufacturing process or technology that is the subject of litigation. There can be no assurance that the Company would be successful in such development or that any such licenses would be available on commercially acceptable terms, if at all. In addition, such litigation could be lengthy and costly and could have an adverse material effect on the Company's financial condition regardless of the outcome of such litigation.

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

Dependence on Key Personnel and Skilled Employees

The Company's continued success depends to a large extent upon the efforts and abilities of key managerial and technical employees. The loss of services of certain key personnel could have an adverse material effect on the Company. The Company's business also depends upon its ability to continue to attract and retain senior managers and skilled employees. Failure to do so could adversely affect the Company's operations.

Possible Volatility of Market Price of Common Stock

The trading price of the common stock is subject to significant fluctuations in response to variations in quarterly operating results, general conditions in the electronics industry and other factors. In addition, the stock market is subject to price and volume fluctuations that affect the market price for many high technology companies in particular, and that often are unrelated to operating performance.

ITEM 8:   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by item 8 of form 10-K is presented here in the following order:
                                                        Page
                                                      --------
Unaudited Quarterly Financial Information                29

Consolidated Balance Sheets                              30
Consolidated Statements of Income                        31
Consolidated Statements of Stockholders' Equity          32
Consolidated Statements of Cash Flows                  33-34
Notes to Consolidated Financial Statements             35-49

Independent Auditors' Report                             50


Unaudited Quarterly Financial Information

For each fiscal quarter during the two fiscal years ended August 31, 1997 (in thousands, except percentages and per share data):

                            First      Second       Third      Fourth
1997                       Quarter     Quarter     Quarter     Quarter
----------------------   ----------  ----------  ----------  ----------
Net sales                  $807,725    $858,698    $983,222  $1,044,740
Gross profit               $ 86,148    $102,198    $115,877  $  124,056
Gross margin                   10.7%       11.9%       11.8%       11.9%
Operating income           $ 48,286    $ 55,563    $ 62,619  $   69,954
Operating margin                6.0%        6.5%        6.4%        6.7%
Net income                 $ 31,475    $ 37,565    $ 41,537  $   47,482
Primary net income
  per share (1)            $   0.29    $   0.32    $   0.36  $     0.40
Fully diluted net
  income per share (1)     $   0.29    $   0.32    $   0.35  $     0.40

                            First      Second       Third      Fourth
1996                       Quarter     Quarter     Quarter     Quarter
----------------------   ----------  ----------  ----------  ----------
Net sales                  $690,624    $657,176    $680,554    $788,837
Gross profit               $ 66,346    $ 65,361    $ 71,793    $ 78,878
Gross margin                    9.6%        9.9%       10.5%       10.0%
Operating income           $ 40,803    $ 41,944    $ 44,701    $ 47,977
Operating margin                5.9%        6.4%        6.6%        6.1%
Net income                 $ 27,347    $ 27,650    $ 27,720    $ 31,515
Primary net income
  per share (1)            $   0.27    $   0.27    $   0.26    $   0.30
Fully diluted net
  income per share (1)     $   0.26    $   0.26    $   0.26    $   0.29

(1) Adjusted to reflect two-for-one stock split effective August 4, 1997.

                SOLECTRON CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS
                         (In thousands, except
                            per share data)
                                                 As of August 31,
                                             ------------------------
                                                1997          1996
                                             ----------    ----------
ASSETS
Current assets:
  Cash and cash equivalents                  $  225,073    $  228,830
  Short-term investments                        257,829       181,520
  Accounts receivable, less allowances of
   $4,049 and $2,992, respectively              418,682       341,200
  Inventories                                   494,622       368,862
  Prepaid expenses and other current assets      79,426        24,312
                                             ----------    ----------
      Total current assets                    1,475,632     1,144,724
Net property and equipment                      326,361       249,570
Other assets                                     50,426        57,904
                                             ----------    ----------
      Total assets                           $1,852,419    $1,452,198
                                             ==========    ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accrued interest and current portion of
   long-term debt                            $    1,464   $    14,094
  Accounts payable                              415,896       280,840
  Accrued employee compensation                  56,218        38,216
  Accrued expenses                               24,787         9,280
  Other current liabilities                      45,577        15,939
                                             ----------    ----------
     Total current liabilities                  543,942       358,369
Long-term debt                                  385,850       386,927
Other long-term liabilities                       3,558         6,333
                                             ----------    ----------
     Total liabilities                          933,350       751,629
                                             ----------    ----------
Stockholders' equity:
  Preferred stock, $.001 par value; 1,200
   shares authorized; no shares issued              --            --
  Common stock, $.001 par value; 200,000
   shares authorized; 114,546 and 105,022
   shares issued and outstanding,
   respectively                                     115           105
  Additional paid-in capital                    451,093       378,214
  Retained earnings                             478,612       320,553
  Cumulative translation adjustment             (10,751)        1,697
                                             ----------    ----------
     Total stockholders' equity                 919,069       700,569
                                             ----------    ----------
Commitments

     Total liabilities and stockholders'
      equity                                 $1,852,419    $1,452,198
                                             ==========    ==========

 See accompanying notes to consolidated financial statements.

                 SOLECTRON CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF INCOME
                  (In thousands, except per share data)

                                           Years Ended August 31,
                                     ----------------------------------
                                        1997        1996        1995
                                     ----------  ----------  ----------
Net sales                            $3,694,385  $2,817,191  $2,065,559
Cost of sales                         3,266,106   2,534,813   1,863,729
                                     ----------  ----------  ----------
Gross profit                            428,279     282,378     201,830
Operating expenses:
  Selling, general and
   administrative                       172,872     100,260      73,554
  Research and development               14,985       6,693       4,842
  Acquisition costs                       4,000         --          --
                                     ----------  ----------  ----------
Operating income                        236,422     175,425     123,434
Interest income                          28,536      13,302       6,611
Interest expense                        (26,551)    (15,650)     (9,551)
                                     ----------  ----------  ----------
Income before income taxes              238,407     173,077     120,494
Income taxes                             80,348      58,845      40,968
                                     ----------  ----------  ----------
Net income                           $  158,059  $  114,232  $   79,526
                                     ==========  ==========  ==========
Net income per share:
  Primary                            $     1.37  $     1.10  $     0.91
  Fully diluted                      $     1.36  $     1.08  $     0.81
Weighted average number of shares:
  Primary                               115,321     104,254      87,546
  Fully diluted                         123,581     110,353     105,165

See accompanying notes to consolidated financial statements.

                 SOLECTRON CORPORATION AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                              (In thousands)

                                    Common Stock    Additional            Cumulative      Total
                                  ----------------   Paid-In    Retained  Translation  Stockholders'
                                   Shares   Amount   Capital    Earnings  Adjustment      Equity
                                  -------  -------  ----------  --------  -----------  ------------
Balances as of August 31, 1994     82,604  $    83  $  206,174  $126,795  $    (2,263) $    330,789
Options exercised                   1,146        1       7,857       --           --          7,858
Stock issued under employee
  purchase plan                       262      --        2,901       --           --          2,901
Conversion of long-term debt       15,156       15     110,900       --           --        110,915
Tax benefit associated with
  exercise of stock options           --       --        1,334       --           --          1,334
Net income                            --       --          --     79,526          --         79,526
Cumulative translation
  adjustment                          --       --          --        --         4,818         4,818
                                  -------  -------  ----------  --------  -----------  ------------
Balances as of August 31, 1995     99,168       99     329,166   206,321        2,555       538,141
Options exercised                   1,238        1      10,163       --           --         10,164
Stock issued under employee
  purchase plan                       278      --        4,339       --           --          4,339
Conversion of long-term debt        3,946        4      30,398       --           --         30,402
Stock issued in business
  combination                         392        1       1,667       --           --          1,668
Tax benefit associated with
  exercise of stock options           --       --        2,481       --           --          2,481
Net income                            --       --          --    114,232          --        114,232
Cumulative translation
  adjustment                          --       --          --        --          (858)         (858)
                                  -------  -------  ----------  --------  -----------  ------------
Balances as of August 31, 1996    105,022      105     378,214   320,553        1,697       700,569
Options exercised                   3,008        3      31,316       --           --         31,319
Stock issued under employee
  purchase plan                       325        1       6,758       --           --          6,759
Stock issued in business
  combination                       6,191        6      24,012       --           --         24,018
Tax benefit associated with
  exercise of stock options           --       --       10,793       --           --         10,793
Net income                            --       --          --    158,059          --        158,059
Cumulative translation
  adjustment                          --       --          --        --       (12,448)      (12,448)
                                  -------  -------  ----------  --------  -----------  ------------
Balances as of August 31, 1997    114,546  $   115  $  451,093  $478,612  $   (10,751) $    919,069
                                  =======  =======  ==========  ========  ===========  ============

See accompanying notes to consolidated financial statements.

                 SOLECTRON CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (In thousands)
                                            Years Ended August 31,
                                      ---------------------------------
                                         1997        1996        1995
                                      ---------   ---------   ---------
Cash flows from operating activities:
  Net income                          $ 158,059   $ 114,232   $  79,526
  Adjustments to reconcile net
   income to net cash provided
   by operating activities:
    Depreciation and amortization       104,590      84,804      61,416
    Interest accretion on zero-
     coupon subordinated notes              --        1,173       8,240
    Interest accrual on
     long-term debt                          19      12,507         --
    Tax benefit associated with the
     exercise of stock options           10,793       2,481       1,334
    Other                                 3,504       5,629       3,763
    Changes in operating assets
     and liabilities:
      Accounts receivable               (66,293)    (32,379)    (64,906)
      Inventories                      (115,560)    (27,053)    (63,654)
      Prepaid expenses and other
       current assets                   (48,947)       (234)     (4,566)
      Accounts payable                  135,287     (56,784)     63,681
      Accrued expenses and other
       current liabilities               31,124       6,272       1,889
                                      ---------   ---------   ---------
Net cash provided by
  operating activities                  212,576     110,648      86,723
                                      ---------   ---------   ---------
Cash flows from investing activities:
  Purchases of short-term investments  (274,160)   (781,266)   (183,299)
  Sales and maturities of short-term
   investments                          197,851     658,436     218,805
  Purchase of facilities                    --     (131,893)        --
  Capital expenditures                 (188,171)   (115,446)   (113,613)
  Other                                  16,637       9,806        (426)
                                      ---------   ---------   ---------
Net cash used in investing
  activities                           (247,843)   (360,363)    (78,533)
                                      ---------   ---------   ---------
Cash flows from financing activities:
  Proceeds from bank lines of credit        --        6,340       4,366
  Proceeds from long-term debt              --      380,000         --
  Debt acquisition costs                    --       (7,808)        --
  Repayments of long-term debt
   and capital lease obligations         (3,079)     (4,796)     (3,484)
  Net proceeds from sale of
   common stock                          38,078      14,503      10,759
                                      ---------   ---------   ---------
Net cash provided by financing
  activities                             34,999     388,239      11,641
                                      ---------   ---------   ---------

                                                            (continued)

                  SOLECTRON CORPORATION AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                              (In thousands)
                                            Years Ended August 31,
                                      ---------------------------------
                                         1997        1996        1995
                                      ---------   ---------   ---------
Effect of exchange rate changes on
  cash and cash equivalents              (3,489)        347       2,222
                                      ---------  ----------   ---------
Net increase in cash and
  cash equivalents                       (3,757)    138,871      22,053
Cash and cash equivalents at
  beginning of year                     228,830      89,959      67,906
                                      ---------   ---------   ---------
Cash and cash equivalents at
  end of year                         $ 225,073   $ 228,830   $  89,959
                                      =========   =========   =========
Cash paid:
  Interest                           $   38,306   $     517   $     482
  Income taxes                           93,420      54,937      44,429
Non-cash investing and financing
 activities:
  Issuance of common stock upon
   conversion of long-term debt             --       30,402     110,915
  Issuance of common stock for
   business combination                  24,018       1,668         --

See accompanying notes to consolidated financial statements.

                 SOLECTRON CORPORATION AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        August 31, 1997 and 1996

Note 1:  Summary of Significant Accounting Policies

(a) Description of Operations and Principles of Consolidation:
Solectron Corporation (the Company) is an independent provider of customized manufacturing services to original equipment manufacturers in the electronics industry and operates in this one industry segment. The Company's primary services include materials procurement, materials management and the manufacture and testing of printed circuit board assemblies. In addition, the Company provides consultation on board design and manufacturability, as well as system level assembly and test, flexible cable assembly, refurbishment, packaging and remanufacturing services. These services include turnkey services, where the Company procures certain or all of the materials required for product assembly, and consignment services, where the customer supplies the materials necessary for product assembly. Turnkey services include material procurement and warehousing in addition to manufacturing, and involve greater resource investment than consignment services. The Company has manufacturing operations located in North America, Europe and Asia.

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

(b) Reincorporation: On February 25, 1997, the Company was reincorporated in the State of Delaware. In connection with the reincorporation, as approved by the stockholders, the number of authorized shares of the Company's Common Stock was increased to two hundred million (200,000,000) and each share of Common Stock was assigned a par value of $.001. The accompanying financial statements have been restated to give effect to the reincorporation.

(c) Cash Equivalents and Short-Term Investments: Cash equivalents are highly liquid investments purchased with an original maturity of less than three months. Short-term investments are investment grade short-term debt instruments with original maturities greater than three months.

Investments in debt securities are classified as "available-for-sale." Such investments are recorded at fair value, as determined from quoted market prices, and the cost of securities sold is determined based on the specific identification method. If material, unrealized gains and losses are reported as a component of stockholders' equity. See Note 2.

(d) Inventories: Inventories are stated at the lower of weighted average cost or market. See Note 3.

(e) Property and Equipment: Property and equipment are recorded at cost. Depreciation and amortization are computed based on the shorter of the estimated useful lives or the related lease terms, using the straight-line method. Estimated useful lives are presented below. See
Note 4.

     Machinery and equipment                           2 - 5 years
     Furniture and fixtures                            3 - 5 years
     Leasehold improvements                            Lease term
     Buildings                                         6 -50 years

(f) Other Assets: Other assets include goodwill and debt issuance costs. Debt issuance costs are amortized using the straight-line method, which does not differ materially from the interest method, over the debt term (ten years). Goodwill is also amortized using the straight-line method over ten years.

(g) Accounting for Long-Lived Assets: The Company reviews property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of property and equipment is measured by comparison of its carrying amount, including the unamortized portion of goodwill allocated to the property and equipment, to future net cash flows the property and equipment are expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the property and equipment, including the allocated goodwill, if any, exceeds its fair market value. The Company assesses the recoverability of enterprise level goodwill by determining whether the unamortized goodwill balance can be recovered through undiscounted future results of the acquired operation. The amount of enterprise level goodwill impairment, if any, is measured based on projected discounted future results using a discount rate reflecting the Company's average cost of funds. To date, the Company has made no adjustments to the carrying value of its long-lived assets.

(h) Income Taxes: The Company uses the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. When necessary, a valuation allowance is recorded to reduce tax assets to an amount whose realization is more likely than not. See
Note 10.

(i) Net Income Per Share: Primary net income per share is computed using the weighted average number of common shares and dilutive common equivalent shares outstanding during the related period. Common equivalent shares consist of stock options which are computed using the treasury stock method. Fully diluted net income per share assumes full conversion of the Company's outstanding convertible notes.

(j) Revenue Recognition: The Company recognizes revenue upon shipment of product to its customers.

(k) Employee Stock Plans: The Company accounts for its stock option plans and its employee stock purchase plan using the intrinsic value method. See Note 11.

(l) Foreign Currency: Assets and liabilities of foreign subsidiaries where the local currency is the functional currency are translated at year-end exchange rates. The effects of these translation adjustments are reported as a separate component of stockholders' equity. Exchange gains and losses arising from transactions denominated in a currency other than the functional currency of the entity involved and remeasurement adjustments for foreign operations where the United States dollar is the functional currency are included in income. To date, the effect on income of such amounts has been immaterial.

(m) Derivatives: Gains and losses on foreign currency forward exchange contracts designated as hedges of assets and liabilities are included in income concurrently with the offsetting losses and gains on the related balance sheet item. Gains and losses on hedges of firm commitments and anticipated transactions are deferred and included in the basis of the transaction when it occurs. See Note 7.

(n) Year-End: The Company's financial reporting year consists of either 52-week or 53-week periods ending on the last Friday in August. Fiscal years 1997 and 1995 each contained 52 weeks, and fiscal year 1996 contained 53 weeks. For purposes of presentation in the accompanying financial statements and notes thereto, the Company has indicated its accounting years as ending on August 31.

The Company's subsidiary, Solectron Texas, Inc. (Texas), has a fiscal year end of July 31. The Company's consolidated financial position as of August 31, 1997 and 1996 includes the financial position of the Texas operations as of July 31, 1997 and 1996, respectively. Similarly, the Company's consolidated results of operations and cash flows for the years ended August 31, 1997 and 1996 include the results of operations and cash flows of the Texas operations for the year ended July 31, 1997 and the four-month period since its acquisition ended July 31, 1996, respectively.

(o) Recent Accounting Pronouncements: In February 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 128, "Earnings per Share." SFAS No. 128 establishes a different method of computing net income per share than is currently required under the provisions of Accounting Principles Board Opinion No. 15. Under SFAS No. 128, the Company will be required to present both basic net income per share and diluted net income per share. Basic net income per share is expected to be higher than the currently presented primary net income per share as the effect of dilutive stock options will not be considered in computing basic net income per share. Diluted net income per share is expected to be comparable to the currently presented fully diluted net income per share.

Solectron will adopt SFAS No. 128 in its fiscal quarter ending February 27, 1998 and at that time all historical net income per share data presented will be restated to conform to the provisions of SFAS No. 128.

Note 2: Cash, Cash Equivalents and Short-Term Investments

Cash, cash equivalents and short-term investments consisted of the following at August 31:

                                        Cash and Cash       Short-Term
                                         Equivalents        Investments
                                        -------------       -----------
                                                 (in thousands)
1997
-------
Cash                                       $ 39,725           $    --
Money market funds                           81,350                --
Certificates of deposit                       9,822             23,249
Municipal market auction securities           7,723                --
Corporate market auction securities          14,206                --
U.S. government securities                    6,685            173,304
Corporate obligations                        58,422             51,542
Municipal obligations                         7,140                --
Other                                           --               9,734
                                           --------           --------
                                           $225,073           $257,829
                                           ========           ========

1996
-------
Cash                                       $ 30,865          $     --
Money market funds                           76,595                --
Certificates of deposit                      31,779             12,308
U.S. government securities                   44,922            139,202
Corporate obligations                        34,680             29,179
Municipal obligations                         9,989                --
Other                                           --                 831
                                           --------           --------
                                           $228,830           $181,520
                                           ========           ========

As of August 31, 1997 and 1996, unrealized gains and losses were not material. As of August 31, 1997, all of the Company's short-term investments mature within two years.

Note 3:  Inventories

Inventories as of August 31, 1997 and 1996 consisted of:

                               1997              1996
                             --------          --------
                                   (in thousands)
     Raw materials           $365,630          $253,646
     Work-in-process          128,992           115,216
                             --------          --------
                             $494,622          $368,862
                             ========          ========

Note 4:  Property and Equipment

Property and equipment as of August 31, 1997 and 1996 consisted of:

                                           1997            1996
                                         --------        --------
                                               (in thousands)

     Land, buildings and improvements    $ 64,511        $ 37,872
     Machinery and equipment              432,963         344,812
     Furniture and fixtures                76,485          55,591
     Leasehold improvements                41,647          27,749
     Construction-in-progress              33,171             773
                                         --------        --------
                                          648,777         466,797
     Less accumulated depreciation
      and amortization                    322,416         217,227
                                         --------        --------
     Net property and equipment          $326,361        $249,570
                                         ========        ========

Note 5:  Lines of Credit

The Company has available a $100 million unsecured multicurrency revolving line of credit which expires April 30, 2002. Borrowings under the credit facility bear interest, at the Company's option, at either the bank's prime rate, the London interbank offering rate (LIBOR) plus a margin, or the bank's certificate of deposit (CD) rate plus a margin. The margin under the LIBOR or CD rate options will vary depending on the Company's Standard & Poor's Corporation and/or Moody's Investor Services, Inc. rating for its long-term senior unsecured debt and was 0.4375% at August 31, 1997. Under the agreement, the Company must meet certain financial covenants. As of August 31, 1997, there were no borrowings outstanding under this line of credit and as of August 31, 1996, there were no borrowings outstanding under the previous $100 million unsecured domestic revolving line of credit, which expired April 30, 1997.

The Company also has $86.5 million in foreign lines of credit and other bank facilities. Borrowings are payable on demand. The interest rates range from the bank's prime lending rate to the bank's prime rate plus 2.0%. As of August 31, 1997, borrowings and guaranteed amounts under these lines of credit were $8.6 million.

Note 6:  Long-Term Debt

Long-term debt at August 31, 1997 and 1996 consisted of:

                                                   1997         1996
                                                 --------     --------
                                                    (in thousands)
6% subordinated notes due 2006, face value
  $230,000, fair value of $318,274 in 1997
  and $209,875 in 1996. Convertible into
  6,804 shares of common stock                   $230,000     $236,976
7 3/8% senior notes due 2006, face value
  $150,000, fair value of $149,300 in 1997
  and $143,082 in 1996                            149,745      155,257
Other, fair value of $7,569 in 1997 and
  $8,788 in 1996                                    7,569        8,788
                                                 --------     --------
 Total long-term debt                             387,314      401,021
 Less current portion of long-term debt             1,464       14,094
                                                 --------     --------
                                                 $385,850     $386,927
                                                 ========     ========

In February 1996, the Company issued convertible, subordinated notes for an aggregate principal amount of $230 million. These notes are in denominations of and have a maturity value of $1,000 each, payable on March 1, 2006. Interest is payable semi-annually at 6%. The notes are subordinated to all existing and future senior indebtedness of the Company. Each note is convertible at any time by the holder into shares of common stock at a conversion price of $33.81 per share. Beginning on March 3, 1999, the notes are redeemable for cash at the option of the Company, in whole or in part, at redemption prices ranging from 104.2% of the principal amount in 1999, to 100% of the principal amount in year 2006. Upon a change in control of the Company, each holder of the notes has the right to require the Company to repurchase the notes for 100% of the principal amount.

In March 1996, the Company issued $150 million aggregate principal amount of senior notes. The notes are in denominations of and have a maturity value of $1,000 each and are due on March 1, 2006. The notes pay interest at 7 3/8% semi-annually. The notes may not be redeemed prior to maturity.

As of August 31, 1995, approximately 95,000 zero-coupon, subordinated notes were outstanding. In May 1996, the remainder of these notes were converted into approximately 3.9 million shares of common stock.

Note 7:  Financial Instruments

Fair Value of Financial Instruments

The fair value of the Company's cash, cash equivalents, accounts receivable and accounts payable approximates the carrying amount due to the relatively short maturity of these items. The fair value of the Company's short-term investments (see Note 2) is determined based on quoted market prices. The fair value of the Company's long-term debt (see Note 6) is determined based on broker trading prices.

Derivatives

The Company enters into forward exchange contracts to hedge foreign currency exposures on a continuing basis for periods consistent with its committed exposures. These transactions generally do not subject the Company to risk of accounting loss because gains and losses on these contracts offset losses and gains on the assets, liabilities and transactions being hedged. The Company is exposed to credit-related losses in the event of non-performance by the parties in these contracts. However, because these contracts have maturities of less than six months, the amounts of unrealized gains and losses are immaterial. The Company had $75.6 million and $36.7 million of aggregate foreign currency forward exchange contracts outstanding at the end of fiscal years 1997 and 1996, respectively, primarily for the purchase and sale of European currencies, the Malaysian ringgit and the U.S. dollar by the Company's international subsidiaries.

Business and Credit Concentrations

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash, cash equivalents, short-term investments and trade accounts receivable. The Company's cash, cash equivalents and short-term investments are managed by recognized financial institutions which follow the Company's investment policy. The Company's investments are comprised of investment grade short-term debt instruments, and the Company's investment policy limits the amount of credit exposure in any one issue. Concentrations of credit risk in accounts receivable resulting from sales to major customers are discussed in Note 13. The Company generally does not require collateral for sales on credit. The Company closely monitors extensions of credit and has not experienced significant credit losses in the past.

Note 8:  Commitments

The Company leases various facilities under operating lease agreements. The facility leases expire at various dates through 2006. Substantially all leases require the Company to pay property taxes, insurance and normal maintenance costs. All of the Company's leases have fixed minimum lease payments except the lease for certain facilities in Milpitas, California. Payments under this lease are periodically adjusted based on LIBOR rates. This lease provides the Company with the option at the end of the lease of either acquiring the property at its original cost or arranging for the property to be acquired. In May 1997, the Company modified the terms of this lease to extend the lease term through April 2002 and remove the requirement for collateral for its obligation under the lease. The Company is contingently liable under a first loss clause for a decline in market value of the leased facilities up to $52.1 million in the event the Company does not purchase the property at the end of the lease term. The Company must also maintain compliance with financial covenants similar to its credit facilities.

Future minimum payments related to lease obligations are $17.0 million, $11.8 million, $9.0 million, $6.5 million and $4.2 million in each of the years in the five-year period ending August 31, 2002 and an aggregate $1.1 million for periods after that date. Rent expense was $22.9 million, $17.0 million and $10.8 million for the years ended August 31, 1997, 1996 and 1995, respectively.

Note 9:  Retirement Plans

The Company has various retirement plans which cover a significant number of its employees. The major pension plans are defined contribution plans, which provide pension benefits in return for services rendered, provide an individual account for each participant, and have terms that specify how contributions to the participant's account are to be determined rather than the amount of pension benefits the participant is to receive. Contributions to these plans are based on varying percentages of each participant's base salary. The Company's expense for the defined contribution plans totaled $3.0 million, $2.3 million and $1.0 million, in 1997, 1996 and 1995, respectively.

Note 10:  Income Taxes

The components of income taxes are as follows (in thousands):

                                            Years Ended August 31,
                                      ---------------------------------
                                        1997         1996         1995
                                      -------      -------      -------
     Current:
        Federal                       $71,957      $51,004      $34,922
        State                          12,377        7,445        4,370
        Foreign                         5,944        4,204        4,346
                                      -------      -------      -------
                                       90,278       62,653       43,638
     Deferred:
        Federal                        (8,808)      (2,579)      (3,474)
        State                          (1,067)        (233)          15
        Foreign                           (55)        (996)         789
                                      -------      -------      -------
           Total                      $80,348      $58,845      $40,968
                                      =======      =======      =======

The overall effective income tax rate (expressed as a percentage of financial statement income before income taxes) differs from the expected U.S. income tax rate as follows:

                                             Years Ended August 31,
                                        --------------------------------
                                          1997         1996        1995
                                        -------      -------     -------
     Federal tax rate                    35.0%        35.0%        35.0%
     State income tax, net of federal
      tax benefit                         3.1          2.8          2.4
     Tax exempt interest                   --         (0.1)        (0.7)
     Income of international subsidiaries
      taxed at different rates           (3.6)        (4.5)        (4.2)
     Other                               (0.8)         0.8          1.5
                                         ----         ----         ----
     Effective income tax rate           33.7%        34.0%        34.0%
                                         ====         ====         ====

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities are as follows (in thousands):

                                              As of August 31,
                                          -----------------------
                                            1997           1996
                                          --------       --------
     Deferred tax assets:
      Accruals, allowances and reserves   $ 14,240       $ 11,949
      State income tax                       3,054            --
      Pre-operating costs                       15            234
      Acquired intangible assets             2,039            875
      Net undistributed profits of
       subsidiaries                          1,635            --
      Plant and equipment                    1,778            --
      Other                                  2,976          1,181
                                          --------       --------
     Total deferred tax assets              25,737         14,239
                                          --------       --------
     Deferred tax liabilities:
      Plant and equipment                      --          (1,496)
      State income tax                         --            (469)
      Other                                 (1,083)          (616)
                                          --------       --------
     Total deferred tax liabilities         (1,083)        (2,581)
                                          --------       --------
     Net deferred tax assets              $ 24,654       $ 11,658
                                          ========       ========

Based on the Company's historical operating income, management believes it is more likely than not that the Company will realize the benefit of the deferred tax assets recorded and, accordingly, has established no valuation allowance.

Worldwide income before income taxes consisted of the following (in thousands):

                                            Years Ended August 31,
                                      --------------------------------
                                        1997        1996        1995
                                      --------    --------    --------
     U.S.                             $198,029    $140,900    $ 91,537
     Non-U.S.                           40,378      32,177      28,957
                                      --------    --------    --------
        Total                         $238,407    $173,077    $120,494
                                      ========    ========    ========

During the fiscal year ended August 31, 1997, the Company adopted a change regarding undistributed earnings of its German subsidiaries, which previously were deemed to be permanently reinvested. The effect of this change is the recognition of net deferred tax assets of approximately $1.6 million for foreign tax credit utilization.

Cumulative undistributed earnings of the international subsidiaries amounted to $133.0 million as of August 31, 1997, of which approximately
$122.8 million is intended to be permanently reinvested. The amount of income tax liability that would result had such earnings been repatriated is estimated to be approximately $28.0 million.

The Company has been granted a tax holiday for its Penang, Malaysia site which is effective through January 31, 2002, subject to certain conditions. The Company has also been granted various tax holidays in China, which are effective for various terms and are subject to certain conditions.

Note 11:  Stockholders' Equity

Stock Split

Effective August 4, 1997, the Company completed a two-for-one stock split effected as a stock dividend. All share and per-share data has been retroactively adjusted to reflect the stock split.

Pro Forma Fair Value Disclosures

The Company accounts for its employee stock plans, consisting of fixed stock option plans and an employee stock purchase plan, using the intrinsic value method. Accordingly, no compensation expense related to these plans has been recognized in the Company's financial statements.
The table below sets out the pro forma amounts of net income and net income per share that would have resulted if the Company accounted for its employee stock plans under the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation."

                                           Years Ended August 31,
                                           ----------------------
                                             1997          1996
                                           --------      --------
                                            (in thousands, except
                                               per share data)

     Net income        As reported         $158,059      $114,232
                       Pro forma           $144,786      $108,905

     Net income per share:
     Primary           As reported         $  1.37       $  1.10
                       Pro forma           $  1.27       $  1.05

     Fully diluted     As reported         $  1.36       $  1.08
                       Pro forma           $  1.27       $  1.04

For purposes of computing pro forma net income, the fair value of each option grant and Employee Stock Purchase Plan purchase right is estimated on the date of grant using the Black-Scholes option pricing model. The assumptions used to value the option grants and purchase rights are stated below.

                                           1997               1996
                                     ----------------   ----------------
   Expected life of options              4.3 years      4.3 to 4.7 years
   Expected life of purchase rights      3 months           3 months
   Volatility                               40%                40%
   Risk-free interest rate            5.21% to 6.46%     5.12% to 6.71%
   Dividend yield                          zero               zero

Options vest over several years and new option grants are generally made each year. Because of this and because the provisions of SFAS No. 123 are effective only for fiscal years 1996 and 1997, the pro forma amounts shown above may not be representative of the pro forma effect on reported net income in future years.

Stock Option Plans

The Company's stock option plans provide for grants of options to employees to purchase common stock at the fair market value of such shares on the grant date. The options vest over a four-year period beginning generally on the grant date. The term of the options is five years for options granted prior to November 17, 1993 and seven years for options granted thereafter. In connection with the acquisition of Force
Computers, Inc. (see Note 14), the Company assumed all options outstanding under the Force option plan, after the application of the exchange ratio. Options under the Force plan generally vest over a four-year period beginning on the grant date and have a ten year term.
No further options may be granted under the Force plan.

A summary of stock option activity under the plans follows:

                                 Years Ended August 31,
                --------------------------------------------------------
                       1997               1996               1995
                ------------------ ------------------ ------------------
                          Weighted           Weighted           Weighted
                  Number   Average   Number   Average   Number   Average
                    of    Exercise     of    Exercise     of    Exercise
                  Shares    Price    Shares    Price    Shares    Price
                --------- -------- --------- -------- --------- --------
Outstanding,
 beg. of year   9,431,576  $14.82  7,983,680  $11.69  8,134,286  $10.55
Granted         3,403,074  $26.82  3,173,878  $20.10  1,556,500  $14.18
Assumed from
 Force plan       839,264  $ 2.20        --      --         --      --
Exercised      (3,007,754) $ 9.76 (1,237,774) $ 8.22 (1,145,560) $ 6.85
Canceled         (436,650) $21.03   (488,208) $15.07   (561,546) $11.96
               ----------         ----------         ----------
Outstanding,
 end of year   10,229,510  $18.99  9,431,576  $14.82  7,983,680  $11.69
               ==========         ==========         ==========
Exercisable
 at year-end    5,181,725  $15.85  5,023,686  $12.48  3,848,058  $10.16
               ==========         ==========         ==========
Weighted-average
 fair value of
 options granted
 during the year           $11.23             $ 8.47

Information regarding the stock options outstanding at August 31, 1997 is summarized in the table below.

                       Options Outstanding          Options Exercisable
               ----------------------------------  ---------------------
                             Weighted
                              Average    Weighted               Weighted
   Range of                  Remaining   Average                Average
   Exercise      Shares     Contractual  Exercise    Shares     Exercise
    Prices     Outstanding     Life       Price    Exercisable   Price
-------------  -----------  -----------  --------  -----------  --------
$ 1.32-$ 5.14*    305,502    7.81 years   $ 3.27       65,314    $ 2.55
$ 7.38-$11.84   1,136,512     .69 years   $11.02    1,136,512    $11.02
$13.31-$17.63   3,062,548    3.12 years   $14.41    2,393,992    $14.29
$18.69-$22.31   2,541,658    5.25 years   $20.20    1,006,493    $19.93
$23.94-$29.63   2,988,840    6.18 years   $26.12      571,800    $26.04
$37.16            194,450    6.86 years   $37.16        7,614    $37.16
               ----------                           ---------
$ 1.32-$37.16  10,229,510    4.48 years   $18.99    5,181,725    $15.85
               ==========                           =========

*Options in this range of exercise prices represent the options assumed in connection with the acquisition of Force.

A total of 15,277,670 shares of common stock remain reserved for issuance under the plans as of August 31, 1997.

On December 1 of each year, each independent member of the Company's Board of Directors is granted an option to purchase 12,000 shares of common stock at the then current fair market value. Such options vest over one year.

Employee Stock Purchase Plan

Under the Company's Employee Stock Purchase Plan (the Purchase Plan), employees meeting specific employment qualifications are eligible to participate and can purchase shares quarterly through payroll deductions at the lower of 85% of the fair market value of the stock at the commencement or end of the offering period. The Purchase Plan permits eligible employees to purchase common stock through payroll deductions for up to 10% of qualified compensation. As of August 31, 1997, 2,453,384 shares remain available for issuance under the Purchase Plan.

The weighted-average fair value of the purchase rights granted in fiscal 1997 and 1996 was $5.92 and $4.72, respectively.

Note 12:  Geographic Information

Information about the Company's operations in different geographic regions is presented in the table below:

                                              Operating   Identifiable
                                Net Sales       Income       Assets
                               ----------     ---------   ------------
                                            (in thousands)
     Fiscal 1997
       United States           $2,862,941     $200,664     $1,333,189
       Europe                     580,486       22,157        312,552
       Asia                       250,958       13,601        206,678
                               ----------     --------     ----------
                               $3,694,385     $236,422     $1,852,419
                               ==========     ========     ==========
     Fiscal 1996
       United States           $1,981,788     $142,470     $1,117,875
       Europe                     490,606        7,775        224,172
       Asia                       344,797       25,180        110,151
                               ----------     --------     ----------
                               $2,817,191     $175,425     $1,452,198
                               ==========     ========     ==========
     Fiscal 1995
       United States           $1,280,397    $  94,078     $  609,245
       Europe                     534,038       15,316        213,996
       Asia                       251,124       14,040        117,614
                               ----------    ---------     ----------
                               $2,065,559    $ 123,434     $  940,855
                               ==========    =========     ==========

Net sales and operating income reflect the destination of the product shipped.

Note 13:  Major Customers

Net sales to major customers as a percentage of consolidated net sales were as follows (* represents sales less than 10%):

                                         Years Ended August 31,
                                       --------------------------
                                        1997      1996      1995
                                       ------    ------    ------
    Hewlett-Packard Corporation          14%        11%       *
    Bay Networks, Inc.                   10%        *         *
    IBM Corporation                       *         *        21%


As a result of sales to these and other of the Company's significant customers, the Company does have concentrations of credit risk. This situation is intensified due to the fact that the majority of the Company's customers are in the same industry. The Company believes its reserves for bad debt are adequate considering its concentrations of credit risk.

Note 14: Acquisitions

On November 26, 1996, the Company exchanged approximately 6.2 million shares of common stock for all of the outstanding stock of Force Computers, Inc. (Force) and assumed all of the outstanding options of Force after giving effect to the exchange ratio. Force is a designer and provider of computer platforms for the embedded market. This transaction was accounted for under the pooling of interests method. The results of operations of Force prior to its acquisition were not material to the Company's consolidated results of operations. Accordingly, the Company's historical financial statements have not been restated to reflect the financial position and results of operations of Force, and pro-forma financial information has not been disclosed. The Company incurred transaction expenses of $4.0 million directly related to the acquisition of Force.

In March 1996, the Company exchanged common stock and common stock options for all of the outstanding stock and options of Fine Pitch Technology, Inc., a provider of prototype services. This transaction was accounted for under the pooling-of-interests method. The results of operations of Fine Pitch prior to its acquisition were not material to the Company's consolidated results of operations. Accordingly, the Company's historical financial statements have not been restated to reflect the financial position and results of operations of Fine Pitch, and pro-forma financial information has not been disclosed.

In March 1996, the Company completed its purchase of Texas Instruments Incorporated's Custom Manufacturing Services (CMS) business. This business, principally located in Austin, Texas, was acquired for approximately $132 million. Under the terms of the agreement, Solectron purchased the CMS business in Austin, Texas and certain assets of the CMS business in Kuala Lumpur, Malaysia (collectively the CMS operations). The Company subsequently has moved the CMS business in Kuala Lumpur to Solectron's Penang, Malaysia operations. This transaction was accounted for under the purchase method of accounting. The acquisition resulted in goodwill of approximately $38 million, which is being amortized on a straight-line basis over 10 years.

The following pro forma financial information gives effect to the acquisition of the CMS operations on a purchase accounting basis for the years ended August 31, 1996 and 1995 as if the CMS operations had been acquired at the beginning of the periods presented. The preparation of this financial information requires the use of management's estimates. This pro forma financial information includes certain adjustments for goodwill amortization, increased depreciation expense, a decrease in interest income (related to the assumed liquidation of certain current investments for the purchase of the CMS operations) and the related income tax effects.

This pro forma combined information is not purported to be indicative of the results that would have actually been obtained if the combination had been in effect during the periods indicated, or that may be obtained in the future. In addition, it does not reflect the effects of any synergy that might be achieved from the newly combined operations.

Pro forma financial information:

                                          Years Ended August 31,
                                         -----------------------
                                            1996         1995
                                         ----------   ----------
                                          (in thousands, except
                                             per share data)

Net sales                                $3,152,962   $2,492,530
Net income                               $  115,085   $   79,651
Net income per share:
  Primary                                $     1.10   $     0.91
  Fully diluted                          $     1.09   $     0.81

INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Solectron Corporation:

We have audited the accompanying consolidated balance sheets of Solectron Corporation and subsidiaries as of August 31, 1997 and 1996, and the related consolidated statements of income, stockholders' equity and cash flows for each of the years in the three-year period ended August 31, 1997. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as of August 31, 1997 and for each of the years in the three-year period ended August 31, 1997, as listed in the Index at Item 14(a)(2). These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Solectron Corporation and subsidiaries as of August 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended August 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                                 KPMG PEAT MARWICK LLP

Palo Alto, California
September 11, 1997

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable

PART III

ITEM 10:   DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

Solectron's executive officers and directors and their ages as of August 31, 1997 are as follows:

             Name               Age              Position
----------------------------  ------     -------------------------------
Koichi Nishimura, Ph.D.         59        President, Chief Executive
                                          Officer and Chairman of the
                                          Board

David Kynaston                  56        Vice President and President
                                          Solectron Europe

Stephen T. Ng                   42        Senior Vice President and
                                          Chief Materials Officer

Leslie T. Nishimura             53        Senior Vice President and
                                          President Solectron
                                          Washington, Inc.

Ken Tsai                        54        Senior Vice President and
                                          President Solectron Asia

Susan S. Wang                   46        Senior Vice President, Chief
                                          Financial Officer and
                                          Secretary

Walter W. Wilson                53        Senior Vice President and
                                          President Solectron Americas

Saeed Zohouri, Ph.D.            46        Senior Vice President, Chief
                                          Technology Officer and
                                          President Solectron California
                                          Corporation

Winston H. Chen, Ph.D. (3)      56        Director

Richard A. D'Amore (1)          44        Director

Charles A. Dickinson (3)        74        Director

Heinz Fridrich (1)              64        Director

Kenneth E. Haughton, Ph.D. (2)  69        Director

Paul R. Low, Ph.D. (1)          64        Director

W. Ferrell Sanders (2)          60        Director

Osamu Yamada (3)                68        Director
---------------
(1) Member of the Audit Committee
(2) Member of the Compensation Committee
(3) Member of the Nominating Committee

Dr. Koichi Nishimura has served as a director since 1991, Chairman of the Board since September 1996, Chief Executive Officer since 1992 and President since 1990. He was Co-Chief Executive Officer from 1991 to 1992 and Chief Operating Officer from 1988 to 1991. From 1964 to 1988, Dr. Nishimura was employed by International Business Machines Corporation (IBM) in various technology and management positions. He also serves as a director of Merix Corporation.

Mr. David Kynaston joined Solectron in February 1996 as Vice President and President of Solectron Europe. Mr. Kynaston worked for Philips Electronics for the previous 15 years in various capacities, including Managing Director of Philips Mullard Ltd. subsidiary, Managing Director of the Business Communications Systems Division and most recently, Managing Director of the Private Mobile Radio Division. Mr. Kynaston has also held senior technical management positions at EMI Medical Ltd. and Cambridge Scientific Instruments Ltd.

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

Mr. Leslie T. Nishimura is a founder of the Company and President of Solectron Washington, Inc. He has served as Senior Vice President of Solectron since 1989, President of Solectron Asia from 1991 to 1993, Secretary of Solectron from 1989 to 1992 and Vice President, Manufacturing Technology of Solectron from 1978 to 1989. Mr. Nishimura's prior experience includes various materials, production control and inventory control supervisory positions at Ritter Co., Burndy Corporation and the Norden Division of United Technologies, Inc.

Mr. Ken Tsai is President of Solectron Asia and has served as Senior Vice President of Solectron since May 1995. Mr. Tsai was Vice President of Solectron from 1990 to 1995. He served as Director of Manufacturing for Solectron from 1989 to 1990 and in various manufacturing and other positions from 1984 to 1989. Prior to joining Solectron, Mr. Tsai served in various management and business planning positions at American Cyanamid Company from 1968 to 1984.

Ms. Susan S. Wang has served as Senior Vice President and Chief Financial Officer of Solectron since 1990 and as Secretary since 1992. She was Vice President, Finance and Chief Financial Officer of Solectron from 1986 to 1990 and Director of Finance of Solectron from 1984 to 1986. Prior to joining Solectron, Ms. Wang held various accounting and finance positions with Xerox Corporation. Ms. Wang also held accounting and auditing positions with Westvaco Corp. and Price Waterhouse & Co. She is a certified public accountant.

Mr. Walter W. Wilson has served as President, Solectron Americas since April 1997, President, Solectron North America from September 1995 to March 1997, President Solectron California Corporation from March 1992 to February 1996 and Senior Vice President of Solectron since 1990. From 1989 to 1990 he served as an operational Vice President of Solectron. From 1965 to 1989 Mr. Wilson was employed by IBM in manufacturing and product development. During his IBM tenure, he held management positions in the United States, West Germany and Japan.

Dr. Saeed Zohouri is Senior Vice President and Chief Technology Officer since 1994 and President Solectron California Corporation since March 1996. Dr. Zohouri joined Solectron in 1980; he has held various management positions and has also served as Director of Technology. His prior experience includes teaching chemistry at a major international university.

Dr. Winston H. Chen is a founder of the Company and has served as a director of Solectron since 1978, Chairman of the Board from 1990 to 1994, President from 1979 to 1990, Chief Executive Officer from 1984 to 1991 and as Co-Chief Executive Officer from 1991 through 1992. Dr. Chen is currently Chairman of the Paramitas Foundation. From 1970 to 1978, Dr. Chen served as Process Technology and Development Manager of IBM. He also serves as a director of Intel Corporation and Edison International.

Mr. Richard A. D'Amore has served as a director of Solectron since 1985. Mr. D'Amore has been a general partner of various venture capital funds affiliated with Hambro International Venture Funds since 1982 and a general partner of North Bridge Venture Partners since 1992. He also serves as a director of Math Soft, Inc., VEECO and Xionics Instruments.

Mr. Charles A. Dickinson has served as a director of Solectron since 1984, and as Chairman of the Board of Directors from 1986 to 1990 and from 1994 to September 1996. He served as an independent consultant to Solectron from 1991 to 1993 and is currently serving in that capacity. He served as President, Solectron Europe from September 1993 to February 1996. From 1986 to 1990, he was Chairman of the Board of Directors, President and Chief Executive Officer of Vermont Micro Systems, Inc. He also serves as a director of Trident Microsystems, Inc. and of Aavid Thermal Technologies, Inc.

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

Dr. Kenneth E. Haughton has served as a director of Solectron since 1985. Dr. Haughton is currently an independent consultant. From 1990 to 1991, he was Vice President of Engineering at Da Vinci Graphics, a computer graphics firm. From 1989 to 1990, Dr. Haughton was an independent consultant and from 1982 to 1989, he served as Dean of Engineering at Santa Clara University. He also serves as a director of Seagate Technology.

Dr. Paul R. Low has served as a director of Solectron since 1993 and is currently the President of PRL Associates. Prior to founding PRL Associates, Dr. Low worked for IBM from 1957 to 1992. Dr. Low held senior management and executive positions with successively increasing responsibility, including President, General Technology Division and IBM Corporate Vice President; President of General Products Division; and General Manager, Technology Products business line, also serving on IBM's corporate management board. He also serves as a director of Applied Materials, Inc., VEECO, Number Nine, NCD, XION and IPAC.

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


ITEM 11:   EXECUTIVE COMPENSATION

The information required by item 11 of Form 10-K is incorporated by reference to the information contained in the section captioned "Executive Officer Compensation" of the Registrant's definitive Proxy Statement (Notice of Annual Meeting of Stockholders) for the fiscal year ended August 31, 1997 to be held on January 14, 1998 which the Company will file with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this report.


ITEM 12:   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
           AND MANAGEMENT

Information regarding this item is incorporated herein by reference from the section entitled "Security Ownership of Certain Beneficial Owners and Management" of the Registrant's definitive Proxy Statement (Annual Meeting of Stockholders) for the fiscal year ended August 31, 1997.


ITEM 13:   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information with respect to this item is incorporated herein by reference from the section entitled "Certain Transactions" of the Registrant's definitive Proxy Statement (Annual Meeting of Stockholders) for the fiscal year ended August 31, 1997.

PART IV

ITEM 14:   EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON
           FORM 8-K

(a) 1.   Financial Statements. The financial statements listed in
         Item 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA, above are filed as part of this Annual Report on Form 10-K, beginning on page 29.

    2.   Financial Statement Schedule.  The financial statement
         Schedule II - VALUATION AND QUALIFYING ACCOUNTS is filed as part of this annual report on Form 10-K, at page 58.

    3. Exhibits. The exhibits listed in the accompanying Index to Exhibits are filed as part of this Annual Report on Form 10-K.

(b)      Reports on Form 8-K.  During the fiscal quarter ended
         August 31, 1997 no current reports on Form 8-K were filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           SOLECTRON CORPORATION
                                           (Registrant)

Date: November 6, 1997                     By  /s/  Koichi Nishimura
                                           (Koichi Nishimura, President,
                                           Chief Executive Officer and
                                           Chairman of the Board)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name                         Title                   Date
--------------------------   ---------------------   -----------------

 /s/ Koichi Nishimura        President, Chief
 Koichi Nishimura, Ph.D.     Executive Officer,
                             and Chairman of the
                             Board                    November 6, 1997

 /s/ Susan Wang              Chief Financial
 Susan S. Wang               Officer (Principal
                             Financial and
                             Accounting Officer),
                             Senior Vice
                             President and
                             Secretary                November 6, 1997

/s/ Winston H. Chen          Director                 November 6, 1997
Winston H. Chen, Ph.D.

/s/ Richard A. D'Amore       Director                 November 6, 1997
Richard A. D'Amore

/s/ Charles A. Dickinson     Director                 November 6, 1997
Charles A. Dickinson

/s/ Heinz Fridrich           Director                 November 6, 1997
Heinz Fridrich

/s/ Kenneth E. Haughton      Director                 November 6, 1997
Kenneth E. Haughton, Ph.D.

/s/ Paul R. Low              Director                 November 6, 1997
Paul R. Low, Ph.D.

/s/ W. Ferrell Sanders       Director                 November 6, 1997
W. Ferrell Sanders

/s/Osamu Yamada              Director                 November 6, 1997
Osamu Yamada

                     SOLECTRON CORPORATION AND SUBSIDIARIES
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                 (in thousands)

                                    Amounts
                        Balance at  Charged                  Balance at
                        Beginning      To                       End
Description             of Period  Operations  (Deductions)  Of Period
----------------------  ---------  ----------  ------------  ----------
Year ended August 31, 1995:
Allowance for doubtful
  accounts receivable     $2,459      $1,602      $  (560)      $3,501

Year ended August 31, 1996:
Allowance for doubtful
  accounts receivable     $3,501      $1,651      $(2,160)      $2,992

Year ended August 31, 1997:
Allowance for doubtful
  accounts receivable     $2,992      $2,319      $(1,262)      $4,049
























                          INDEX TO EXHIBITS


Exhibit
Number       Description
-----------  ----------------------------------------------------------
2.1   [B]    Agreement and Plan of Reorganization, by and among the
             Company, Force Acq. Corp. and Force Computers, Inc. as
             amended.
3.1          Certificate of Incorporation of the Company.
3.2          Bylaws of the Company.
10.1  [A]    Preferred Stock Purchase Agreement dated September 29,
             1983, together with amendments thereto dated February 28,
             1984 and June 23, 1988.
10.2         Form of Indemnification Agreement between the Company and
             its officers, directors and certain other key employees.
10.3  [D]    1983 Incentive Stock Option Plan, as amended August 13,
             1991.
10.4  [E]    1988 Employee Stock Purchase Plan, as amended October 1992.
10.5  [H]    Amended and Restated 1992 Stock Option Plan.
10.6  [C]+   Asset Purchase Agreement dated as of January 29, 1996, as
             amended and restated as of March 29, 1996 by and among
             Solectron Texas, L.P., the Company and Texas Instruments,
             Incorporated.
10.7  [F]    Stock Acquisition Agreement dated August 28, 1993, between the Company and Solectron California Corporation.
10.8  [G]    Lease Agreement between BNP Leasing Corporation, as
             Landlord, and the Company, as Tenant, Effective September
             6, 1994.
10.9  [G]    Purchase Agreement, by and between the Company and BNP
             Leasing Corporation, dated September 6, 1994.
10.10 [G]    Pledge and Security Agreement, by and between the Company, as Debtor, and BNP Leasing Corporation, as Secured Party,
             dated September 6, 1994.
10.11 [G]    Assignment and Assumption Agreement between the Company and
             Solectron California Corporation, dated November 9, 1994.
10.12 [G]    Custodial Agreement by and between the Company, Banque
             Nationale De Paris and BNP Leasing Corporation, dated
             September 6, 1994.
10.13        Modification Agreement (First Amemdment ot Purchase
             Agreement and Second Amendment to Lease Agreement) by and
             between the Company and BNP Leasing Corporation, dated
             May 1, 1997.
10.14        Credit Agreement between the Company and Bank of America
             National Trust and Savings Association, as Agent and
             Issuing Bank, dated April 30, 1997.
10.15a       Purchase and Sale Agreement among Solectron Corporation, as
             Originator, Servicer and Guarantor, Solectron California
             Corporation, as Originator, and Solectron Funding
             Corporation, as the Initial Purchaser, dated September 17,
             1997
10.15b       Receivables Purchase Agreement, among Solectron Funding
             Corporation, as Seller, Solectron Corporation, individually and as Servicer, Receivables Capital Corporation, as Issuer
             and Bank of America National Trust and Savings Association,
             as Administrator, dated September 17, 1997.
11.1         Statement re: Computation of Net Income Per Share.
21.1         Subsidiaries of the Registrant.
23.1         Consent of Independent Auditors.
27.1         Financial Data Schedule

                    INDEX TO EXHIBITS (Continued)

Footnotes   Description


[A]         Incorporated by reference to the Exhibits to the Company's
            Registration Statement on Form S-1 (File No. 33-22840).
[B]         Incorporated by reference to the Exhibits to the Company's
            Registration Statement on Form S-4 as amended, filed
            November 20, 1996.  (File No. 333-15983).
[C]         Incorporated by reference to the Exhibits of the Company's
            Form 10-Q for the quarter ended February 29, 1996.
[D]         Incorporated by reference to the Exhibits to Company's
            Registration Statement on Form S-8 (File No. 33-46686).
[E]         Incorporated by reference to the Exhibits to Company's Form
            10-K for the year ended August 31, 1992.
[F]         Incorporated by reference to the Exhibits to Company's Form
            10-K for the year ended August 31, 1993.
[G]         Incorporated by reference to the Exhibits to Company's Form
            10-K for the year ended August 31, 1994.
[H]         Incorporated by reference to the Exhibits to Company's
            Registration Statement on Form S-8 filed March 31, 1997
            (File No. 333-24293).


+ Confidential treatment has been granted for certain portions of these documents.






                                   60




