Form 10-Q
period 1997-11-28
SOLECTRON CORP
filed 1998-01-12
CIK 835541

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549
                                 FORM 10-Q


X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED NOVEMBER 28, 1997.

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

At December 31, 1997, 115,222,388 shares of Common Stock of the
Registrant were outstanding.

                         SOLECTRON CORPORATION

INDEX TO FORM 10-Q


PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets at
         November 30, 1997 and August 31, 1997                    3

         Condensed Consolidated Statements of Income for
         for the three months ended November 30, 1997
         and 1996                                                 4

         Condensed Consolidated Statements of Cash Flows
         for the three months ended November 30, 1997
         and 1996                                               5 - 6

         Notes to Condensed Consolidated Financial
         Statements                                             7 - 9

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                   10 - 21



PART II. OTHER INFORMATION


Item 1.  Legal Proceedings                                        22

Item 2.  Changes in Securities                                    22

Item 3.  Defaults Upon Senior Securities                          22

Item 4.  Submission of Matters to a Vote of Security Holders      22

Item 5.  Other Information                                        22

Item 6.  Exhibits and Reports on Form 8-K                         22

Signature                                                         23

                SOLECTRON CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED BALANCE SHEETS
                             (In thousands)
                                        November 30,        August 31,
                                           1997                1997
                                        -----------        -----------
ASSETS
Current assets:
   Cash, cash equivalents and
     short-term investments              $  412,892         $  482,902
   Accounts receivable, net                 519,493            418,682
   Inventories                              590,058            494,622
   Prepaid expenses and other
     current assets                          59,209             79,426
                                         ----------         ----------
     Total current assets                 1,581,652          1,475,632
Net property and equipment                  378,199            326,361
Other assets                                 50,173             50,426
                                         ----------         ----------
     Total assets                        $2,010,024         $1,852,419
                                         ==========         ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current portion of long-term debt     $      --          $    1,464
   Accounts payable                         513,581            415,896
   Accrued employee compensation             49,087             56,218
   Accrued expenses                          17,133             24,787
   Other current liabilities                 60,529             45,577
                                         ----------         ----------
     Total current liabilities              640,330            543,942
Long-term debt                              386,785            385,850
Other long-term liabilities                   3,510              3,558
                                         ----------         ----------
     Total liabilities                    1,030,625            933,350
                                         ----------         ----------
Stockholders' equity:
     Common stock                               115                115
     Additional paid-in capital             462,006            451,093
     Retained earnings                      523,500            478,612
     Cumulative translation adjustment       (6,222)           (10,751)
                                         ----------         ----------
     Total stockholders' equity             979,399            919,069
                                         ----------         ----------
     Commitments
Total liabilities and
 stockholders' equity                    $2,010,024         $1,852,419
                                         ==========         ==========

See accompanying notes to condensed consolidated financial statements.

                  SOLECTRON CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                   (In thousands, except per share data)
                                      Three Months Ended
                                         November 30,
                                    ----------------------
                                       1997        1996
                                    ----------  ----------
Net sales                           $1,136,820  $  807,725
Cost of sales                        1,013,061     721,577
                                    ----------  ----------
     Gross profit                      123,759      86,148

Operating expenses:
   Selling, general
    & administrative                    51,939      32,672
   Research &
    development                          4,382       1,190
   Acquisition costs                       --        4,000
                                    ----------  ----------
     Operating income                   67,438      48,286

Interest income                          6,577       6,213
Interest expense                        (6,513)     (6,811)
                                    ----------  ----------
     Income before
      income taxes                      67,502      47,688

Income tax expense                      22,614      16,213
                                    ----------  ----------
     Net income                     $   44,888  $   31,475
                                    ==========  ==========
Net income per share:
     Primary                        $     0.38  $     0.29
                                    ==========  ==========
     Fully diluted                  $     0.38  $     0.29
                                    ==========  ==========
Weighted average number
  of shares:
     Primary                           119,236     109,026
                                    ==========  ==========
     Fully diluted                     126,039     116,601
                                    ==========  ==========

See accompanying notes to condensed consolidated financial statements.

                   SOLECTRON CORPORATION AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (In thousands)
                                                  Three Months Ended
                                                     November 30,
                                               ------------------------
                                                  1997          1996
                                               ----------    ----------
Cash flows from operating activities:
  Net income                                   $   44,888    $   31,475
  Adjustments to reconcile net income
   to net cash provided by operating
   activities:
     Depreciation and amortization                 32,597        26,419
     Tax benefit associated with the
      exercise of stock options                       --          3,792
     Other                                          5,329         3,033
  Changes in operating assets and
   liabilities:
     Accounts receivable                          (98,360)      (18,828)
     Inventories                                  (92,287)      (26,515)
     Prepaid expenses and other
      current assets                               20,979        (5,677)
     Accounts payable                              94,774        54,718
     Accrued expenses and other
      current liabilities                             (89)        7,613
                                               ----------    ----------
     Net cash provided by operating
     activities                                     7,831        76,030
                                               ----------    ----------
Cash flows from investing activities:
  Sales and maturities of short-term
   investments                                    278,592       64,376
  Purchases of short-term investments            (319,709)    (108,696)
  Capital expenditures                            (88,500)     (22,348)
  Other                                              (799)       4,621
                                               ----------   ----------
     Net cash used in investing
     activities                                  (130,416)     (62,047)
                                               ----------   ----------


                               (continued on next page)

See accompanying notes to condensed consolidated financial statements.

                  SOLECTRON CORPORATION AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                            (In thousands)
                                                 Three Months Ended
                                                    November 30,
                                              ------------------------
                                                 1997          1996
                                              ----------    ----------
Cash flows from financing activities:
  Repayments of long-term debt                      (886)         (457)
  Net proceeds from sale of common stock          10,910        11,950
  Other                                              --           (187)
                                              ----------    ----------
     Net cash provided by financing
     activities                                   10,024        11,306
                                              ----------    ----------
Effect of exchange rate changes on
 cash and cash equivalents                         1,435         1,004
                                              ----------    ----------
Net increase in cash and
 cash equivalents                               (111,126)       26,293

Cash and cash equivalents at
 beginning of period                             225,073       228,830
                                              ----------    ----------
Cash and cash equivalents at
 end of period                                $  113,947    $  255,123
                                              ==========    ==========


SUPPLEMENTAL DISCLOSURES

Cash paid during the period:
   Income taxes                               $   19,393    $    7,737
   Interest                                   $      --     $   12,816

Non-cash investing and financing
activities:
   Issuance of common stock for
     business combination                     $      --     $   18,335

See accompanying notes to condensed consolidated financial statements.

SOLECTRON CORPORATION AND SUBSIDIARIES


NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - Basis of Presentation

The accompanying condensed consolidated balance sheets as of November 30, 1997 (unaudited) and August 31, 1997, the unaudited condensed consolidated statements of income for the three-month periods ended November 30, 1997 and 1996, and the unaudited condensed consolidated statements of cash flows for the three months ended November 30, 1997 and 1996 have been prepared on substantially the same basis as the annual consolidated financial statements. Management believes the financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The results of operations for the three-month periods ended November 30, 1997 are not necessarily indicative of results to be expected for the entire year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended August 31, 1997 included in the Company's Annual Report to Stockholders.

For clarity of presentation, the Company has indicated its first fiscal quarter as ending on November 30, and its fiscal year as ending on August 31, whereas in fact, the Company's first quarter of fiscal 1998 ended on November 28, 1997, its first quarter of fiscal 1997 ended on November 29, 1996 and its 1997 fiscal year ended on August 29, 1997.

Certain reclassifications have been made to the fiscal 1997 condensed consolidated financial statements to conform to the fiscal 1998 presentation.

NOTE 2 - Inventories

Inventories consisted of (in thousands):

                                 November 30,        August 31,
                                     1997               1997
                                 -----------        -----------
                                                    <C.
          Raw materials           $ 427,749         $  365,630
          Work-in-process           162,309            128,992
                                 -----------        -----------
          Total                   $ 590,058         $  494,622
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

NOTE 4 - Asset Securitization Arrangement

In September 1997, the Company entered into an asset securitization arrangement with a bank under which it may sell up to $120 million of eligible accounts receivable. The arrangement is subject to certain financial covenants and management representations. No transactions have occurred under this arrangement.

NOTE 5 - Commitments

The Company leases various facilities under operating lease agreements. These leases expire at various dates through the year 2006. Substantially all leases require the Company to pay property taxes, insurance, and normal maintenance costs. All of the Company's leases have fixed minimum lease payments except the lease for certain facilities in Milpitas, California. Payments under this lease are periodically adjusted based on LIBOR rates. This lease provides the Company with the option at the end of the lease of either acquiring the property at its original cost or arranging for the property to be acquired. The Company is contingently liable under a first loss clause for a decline in the market value of the property of up to $52.1 million in the event that the Company does not purchase the property at the end of the lease term. The Company must also maintain compliance with financial covenants similar to its credit facilities. Future minimum lease payments related to lease obligations are approximately $17.0 million, $11.8 million, $9.0 million, $6.5 million and $4.2 million in each of the years in the five year period ending August 31, 2002 and an aggregate $1.1 million for periods after that date.

NOTE 6 - Recent Accounting Pronouncements

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

NOTE 7 - Subsequent Event

On December 19, 1997, the Company announced that it had signed a letter of intent with NCR Corporation (NCR) under which Solectron will acquire NCR's manufacturing assets in three cities for approximately $100 million. Under the terms of the letter of intent, NCR will outsource the manufacturing of its computer and retail products to Solectron for at least five years and Solectron will hire approximately 1,200 NCR manufacturing and related support employees. The transaction is expected to close in the Company's third fiscal quarter of 1998. Completion of the transaction is subject to successful negotiation of the definitive agreements, approval of the boards of directors of both companies and applicable government approvals.

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

General

Solectron's net sales are derived from sales to electronics systems original equipment manufacturers (OEMs). The majority of Solectron's customers compete in the networking, data and voice communications, workstation, personal computer and computer peripheral segments of the electronics industry. The Company uses advanced manufacturing technologies in assembly and manufacturing management of complex printed circuit boards and electronics systems. Solectron also provides pre-manufacturing and post-manufacturing services. A discussion of some of the potential fluctuations in operating results is included under "Trends and Uncertainties".

On November 26, 1996, Solectron exchanged approximately 6.2 million shares of common stock for all of the outstanding stock of Force Computers Inc. (Force), and assumed all of the outstanding options of Force, after giving effect to the exchange ratio. Force is a designer and provider of computer platforms for the embedded market. This transaction was accounted for under the pooling of interests method.
The results of operations of Force prior to its acquisition were not considered material to the Company's consolidated results of operations. Accordingly, the Company's historical financial statements have not been restated to reflect the financial position and results of operations of Force, and pro-forma financial information has not been disclosed.

As of November 30, 1997, excluding the locations of the Force Computers and Fine Pitch Technologies subsidiaries, the Company had manufacturing operations in fourteen locations, of which six are located in North America and eight are overseas. Solectron also has its Asia/Pacific headquarters office in Taipei, Taiwan and a sales support office located in Japan. Force Computers and Fine Pitch Technologies are both headquartered in San Jose, California. Force's European headquarters and a significant portion of its operations are located in Munich, Germany. In addition to its headquarters locations, Force has sales support offices in various locations in the United States and internationally. Fine Pitch has operations in California and in Massachusetts.

During 1997, the Company established a strategic, global manufacturing partnership with Ericsson Telecom AB's Business Area Infocom Systems (Ericsson). The Company has established a New Product Introduction center in Norrkoping and Stockholm, Sweden, and production from certain Ericsson plants worldwide has been or will be transferred to Solectron manufacturing sites around the world. In October 1997, Solectron acquired certain assets, primarily equipment and inventory, of Ericsson's printed circuit board assembly operation located in Brazil. In addition, Solectron's subsidiary, Solectron Brasil Ltda., hired approximately 370 persons formerly employed by Ericsson Telecomunicacoes S.A. in Brazil.

On December 19, 1997, the Company announced that it had signed a letter of intent with NCR Corporation (NCR) under which Solectron will acquire NCR's manufacturing assets in three cities for approximately $100 million. Under the terms of the letter of intent, NCR will outsource the manufacturing of its computer and retail products to Solectron for at least five years and Solectron will hire approximately 1,200 NCR manufacturing and related support employees. The transaction is expected to close in the Company's third fiscal quarter of 1998. Completion of the transaction is subject to successful negotiation of the definitive agreements, approval of the boards of directors of both companies and applicable government approvals.

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

The following table sets forth, for the periods indicated, certain items in the Consolidated Statements of Income as a percentage of net sales. The financial information and the discussion below should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto.

                                         Three Months Ended
                                            November 30,
                                         ------------------
                                           1997       1996
                                          -----      -----
Net sales                                 100.0%     100.0%
Cost of sales                              89.1       89.3
                                          -----      -----
   Gross profit                            10.9       10.7
Operating expenses:
  Selling, general and administrative       4.6        4.1
  Research and development                  0.4        0.1
  Acquisition costs                          --        0.5
                                          -----      -----
   Operating income                         5.9        6.0
Net interest income (expense)                --       (0.1)
                                          -----      -----
   Income before income taxes               5.9        5.9
Income taxes                                2.0        2.0
                                          -----      -----
Net income                                  3.9%       3.9%
                                          =====      =====


Net Sales

Net sales for the first quarter of fiscal 1998 grew to $1.1 billion, an increase of 40.7% over the same period in fiscal 1997. The sales growth is attributable to significant increases in sales volume from both existing and new customers in the Americas, the acquisition of Force
Computers, Inc. in November 1996 and higher European and Asian sales.

Sales in the Americas reflected increases in sales at all locations to existing and new customers in the fiscal 1998 period compared to the fiscal 1997 period. The sales increase at the Milpitas, California site was partially offset by deliberate management actions initiated in the fourth quarter of fiscal 1997 to achieve improved global load balancing and specific product program transitioning. First quarter sales in the Company's European and Asian operations increased in fiscal 1998 over the same period of fiscal 1997 primarily as a result of core business growth and new accounts. The global load balancing efforts noted above made only a modest contribution to the sales growth in Europe and Asia due to various customer-specific inventory and program management issues. Although the Company does not currently anticipate any future decline in sales, to lessen the potential impact of any possible future declines to customers within any particular region or market segment, the Company is committed to seeking diversification of its customer base among many countries, market segments and product lines within market segments.

Hewlett-Packard Company (HP) was Solectron's largest customer in the first quarters of both fiscal 1998 and 1997 and accounted for 15.5% and 12.5%, respectively, of consolidated net sales in those periods. In addition, Sun Microsystems, Inc. accounted for 10.0% of net sales in the first quarter of fiscal 1998 and Bay Networks, Inc. accounted for 11.2% of net sales in the first quarter of fiscal 1997. No other customers accounted for more than 10% of net sales during any of the periods presented.

Solectron's top ten customers accounted for 67.3% and 66.1% of consolidated net sales in the first three months of fiscal 1998 and 1997, respectively. Solectron is still dependent upon continued revenues from HP and the rest of its top ten customers and there can be no guarantee that these or any other customers will not increase or decrease as a percentage of consolidated net sales either individually or as a group. Consequently, any material decrease in sales to these or other customers could have an adverse material effect on Solectron's results of operations.

In the first quarter of fiscal 1998, international locations contributed
33.6% of consolidated net sales compared to 23.3% in the same period of fiscal 1997. In addition to the sales growth factors for Europe and Asia noted above, the Company's international sales also benefited from the addition during the first quarter of fiscal 1998 of the sites in Mexico and Brazil.

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

Solectron's operations in Milpitas, California contributed a substantial portion of Solectron's net sales and operating income during the first quarters of fiscal 1998 and fiscal 1997. In recent quarters, management has undertaken deliberate actions to achieve improved global load balancing by transferring certain projects from the Milpitas site to other sites worldwide. However, the performance of the Milpitas operation is expected to continue as a significant factor in the overall financial performance of Solectron. Any adverse material change to the customer base, product mix, efficiency, or other attributes of this site could have an adverse material effect on Solectron's consolidated results of operations.

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

Gross Profit

The gross margin percentage improved to 10.9% for the fiscal 1998 period from 10.7% for the first quarter of fiscal 1997. The first quarter of fiscal 1998 reflects a full quarter of Force's contribution while the first quarter of fiscal 1997 includes Force only from the date of its acquisition, November 26, 1996. Gross profit margins on Force's products are significantly higher than those of the rest of the Company. The positive effect of Force's gross profit margins was partially offset by start-up costs associated with the Company's operations in China, Brazil, Mexico and Massachusetts, as well as a number of new programs that were initiated with both new and existing customers in the first quarter of fiscal 1998, which negatively affected gross margin percentages during their start-up phases. In addition, there was a somewhat seasonal shift in product mix toward the lower margin personal computer products. After the calendar year end, the personal computer industry typically reassesses demand based on inventory levels, and the Company expects that its product mix may shift away from personal computers to other industry segments in the second quarter.

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

Selling, General and Administrative Expenses

In absolute dollars, selling, general and administrative (SG&A) expenses increased 59.0% in the first quarter of fiscal 1998 over the same period of fiscal 1997. Approximately one-third of the increase in fiscal 1998 is a result of the inclusion of Force and the new sites in Mexico, Brazil and Sweden. The remainder of the increase in fiscal 1998 over fiscal 1997 is due primarily to investment in infrastructure such as personnel and related departmental expenses at all manufacturing locations as well as continuing investment in information systems to support the increased size and complexity of the Company's business. As a percentage of net sales, SG&A expenses were 4.6% and 4.1% in the fiscal 1998 and fiscal 1997 periods, respectively. The most significant reasons for the fiscal 1998 increase in SG&A expenses as a percentage of net sales are the inclusion of Force, which has a more sales-intensive operating structure, the costs associated with investments in starting up new sites and investments in the Company's information systems. The
Company anticipates SG&A expenses will continue to increase in terms of absolute dollars in the future, and may possibly increase as a percentage of revenue, as the Company continues to build the infrastructure necessary to support its current and prospective business.

Research and Development Expenses

With the exception of its Force Computers operation, the Company's research and development (R&D) activities have been focused primarily on the development of prototype and engineering design capabilities, fine pitch interconnecting technologies (which include ball-grid array, tape-automated bonding, multichip modules, chip-on-flex, chip-on-board and flip chip), high reliability environmental stress test technology and the implementation of environmentally-friendly assembly processes, such as VOC-free and no-clean. Force's R&D efforts are concentrated on new product development and improvement of product designs through improvements in functionality and support of next generation micro-processors. Research and development expenses, in absolute dollars and as a percentage of net sales, respectively, were $4.4 million and 0.4% in the first quarter of fiscal 1998 and $1.2 million and 0.1% in the fiscal 1997 period. The increase in R&D expenses in fiscal 1998 compared to fiscal 1997 is due to the acquisition of Force in November 1996. The
Company expects that R&D expenses will increase in absolute dollars in the future and may increase as a percentage of net sales as Force continues to invest in its R&D efforts and additional R&D projects are undertaken at certain of the Company's Asian sites.

Acquisition Costs

A one time charge for acquisition costs of approximately $4.0 million was incurred in fiscal 1997 as a result of the acquisition of Force
Computers during the quarter ended November 30, 1996.

Net Interest Income (Expense)

Net interest income was $0.1 million for the first three months of fiscal 1998 compared to net interest expense of $0.6 million in the same period of fiscal 1997. Interest expense on the Company's long-term debt is approximately $6.2 million per quarter and, in the fiscal 1998 quarter, has been offset by interest earned on undeployed cash and investments. Solectron expects to utilize more of the undeployed cash during fiscal 1998 in order to fund anticipated future growth. See
"Trends and Uncertainties -- Management of Growth," and "Potential
Fluctuations in Operating Results."

Income Taxes

Income taxes increased to $22.6 million in the first quarter of fiscal
1998 from $16.2 million in the fiscal 1997 period primarily due to increased income before income taxes. Solectron's effective income tax rate decreased slightly to 33.5% in the fiscal 1998 period from 34% in the first quarter of fiscal 1997.

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


Liquidity and Capital Resources

Working capital was $941 million at November 30, 1997 compared to $932 million at the end of fiscal 1997. A major component of working capital at November 30, 1997 continues to be undeployed cash from the proceeds of the two debt offerings during fiscal 1996. As Solectron continues to grow, it is expected that the Company will require greater amounts of working capital to support its operations. The Company believes that its current level of working capital together with cash generated from operations and the Company's available credit facilities will provide adequate working capital for the foreseeable future.

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

In the first quarter of fiscal 1998, the Company invested approximately
$89 million in capital expenditures. A large portion of these expenditures related to the purchase of new equipment, primarily surface mount assembly and test equipment, to meet current and expected production levels, as well as to replace or upgrade older equipment which was retired or sold. Significant expenditures were also made for the acquisition of land and buildings for the Company's new manufacturing sites, principally in China, Mexico and Brazil. The

Company expects total capital expenditures in fiscal 1998 to be in the range of $160 million to $200 million.

In addition to working capital as of November 30, 1997, which includes cash and cash equivalents of $114 million and short-term investments of $299 million, the Company has available a $100 million unsecured multicurrency revolving credit facility and a $120 million asset securitization arrangement. Both of these facilities are subject to financial covenants. The Company also has approximately $65.8 million in available foreign credit facilities.


Trends and Uncertainties

Customer Concentration; Dependence on the Electronics Industry

In the first quarter of fiscal 1998 and for the full years of fiscal
1997, 1996 and 1995, the Company's ten largest customers accounted for at least 64% of consolidated net sales. The Company is dependent upon continued revenues from its top ten customers. Any material delay, cancellation or reduction of orders from these or other significant customers could have an adverse material effect on the Company's results of operations. During the first quarter of fiscal 1998, HP accounted for 15.5% of net sales compared to 12.5% during the same period of fiscal
1997. There can be no assurance that the Company will continue to do business with HP or any other customer.

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

Management of Growth; Geographic Expansion

The Company has experienced substantial growth over the last five fiscal years, with net sales increasing from $836 million in fiscal 1993 to $3.7 billion in fiscal year 1997. In recent years, the Company has acquired or established facilities in many locations. In the first quarter of fiscal 1998, the Company announced the opening of its Asia/Pacific headquarters office in Taipei, Taiwan; began operations in Guadalajara, Mexico; and, as further discussed in "Partnership with Ericsson and Related Transactions," established a manufacturing facility near Sao Paulo, Brazil, and opened a New Product Introduction center in Sweden. In addition, in December 1997, the Company announced its intention to acquire certain manufacturing facilities and employees from

NCR. (See "Pending Acquisition of NCR Operations.") During fiscal 1997, the Company announced the establishment of new manufacturing facilities in Suzhou, China; began operations at its manufacturing facility in Westborough, Massachusetts; and, in November 1996, acquired Force
Computers Inc., which has operations in California and Germany. The
Company continually evaluates growth and acquisition opportunities and may pursue additional opportunities over time. There can be no assurance that the Company's historical revenue growth will continue or that the Company will successfully manage the integration of Force
Computers, the facilities in China and Mexico, the partnership with and acquisitions from Ericsson, the proposed acquisition from NCR or any other business it may acquire in the future. As the Company manages its existing operations and expands geographically, it may experience certain inefficiencies as it integrates new operations and manages geographically dispersed operations. In addition, the Company's results of operations could be adversely affected if its new facilities do not achieve growth sufficient to offset increased expenditures associated with geographic expansion. The Company's expenses and working capital requirements will continue to increase as the new facilities become fully operational and the transactions with Ericsson and NCR are completed. Should the Company increase its expenditures in anticipation of a future level of sales which does not materialize, its profitability would be adversely affected. On occasion, customers may require rapid increases in production which can place an excessive burden on the Company's resources.

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

Partnership with Ericsson and Related Transactions

During 1997, the Company established a strategic, global manufacturing partnership with Ericsson Telecom AB's Business Area Infocom Systems
(Ericsson). The Company has established a New Product Introduction center in Norrkoping and Stockholm, Sweden, and production from certain
Ericsson plants worldwide has been or will be transferred to Solectron manufacturing sites around the world. In October 1997, Solectron acquired certain assets, primarily equipment and inventory, of Ericsson's printed circuit board assembly operation located in Brazil.
In addition, Solectron's subsidiary, Solectron Brasil Ltda., hired approximately 370 persons formerly employed by Ericsson Telecomunicacoes
S.A. in Brazil. Under the terms of the agreement, Ericsson will contract for Solectron's services from Solectron Brasil Ltda. through September
1999. Thereafter, Solectron will bear the risk of filling the manufacturing capacity at the site with renewed business from Ericsson or new business from other customers.

The transactions with Ericsson entail a number of risks, including successfully managing the integration of the operations, retention of key employees, integrating purchasing operations and information systems, managing an increasingly larger and more geographically disparate business and renewing the Ericsson business or replacing it with new business after expiration of the Ericsson commitment. In addition, the completion of the transactions with Ericsson will increase
Solectron's expenses and working capital requirements and there is no assurance that Solectron will achieve sufficient revenue to offset the increased expenses. There can be no assurance the remaining transactions contemplated by the memorandum of understanding will close completely or that Solectron will successfully manage the risks of these transactions.

Pending Acquisition of NCR Operations

On December 19, 1997, the Company announced that it had signed a letter of intent with NCR under which Solectron will acquire NCR's manufacturing assets in three cities, two in the United States and one in Ireland, for approximately $100 million. Solectron will hire approximately 1,200 NCR manufacturing and related support employees currently employed at these locations. Under the terms of the letter of intent, NCR will outsource the manufacturing of its computer and retail products to Solectron for at least five years. Thereafter, Solectron will bear the risk of filling the manufacturing capacity at the site with renewed business from NCR or new business from other customers. The transaction is expected to close in the Company's third fiscal quarter of 1998. Completion of the transaction is subject to successful negotiation of the definitive agreements, approval of the boards of directors of both companies and applicable government approvals.

The transaction with NCR entails a number of risks, including successfully managing the integration of the operations, retention of key employees, integrating purchasing operations and information systems, managing an increasingly larger and more geographically disparate business and renewing the NCR business or replacing it with new business after expiration of the NCR commitment. In addition, the completion of the transactions with NCR will increase Solectron's expenses and working capital requirements and there is no assurance that Solectron will achieve sufficient revenue to offset the increased expenses. There can be no assurance the transaction contemplated by the letter of intent will close completely or that Solectron will successfully manage the risks of this transaction.

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

Southeast Asia is currently experiencing currency, economic and political instability. To date, the Company's operations have not experienced any adverse effects from this instability. However, to the extent the Company's worldwide customers sell the products manufactured by Solectron into the Southeast Asia market, the customer's sales may be adversely affected, which could decrease demand for the Company's manufacturing services. The Company cannot predict whether such a decrease in demand will materialize and if it does, whether it will have an adverse material effect on the Company's results of operations.

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

Competition

The electronics assembly and manufacturing industry is comprised of a large number of companies, several of which have achieved substantial market share. The Company also faces competition from current and prospective customers which evaluate Solectron's capabilities against the merits of manufacturing products internally. Solectron competes with different companies depending on the type of service or geographic area. Certain of the Company's competitors may have greater manufacturing, financial, research and development and marketing resources than the Company. The Company believes that the primary basis of competition in its targeted markets is manufacturing technology, quality, responsiveness, the provision of value-added services and price. To be competitive, the Company must provide technologically advanced manufacturing services, high product quality levels, flexible delivery schedules and reliable delivery of finished products on a timely and price competitive basis. The Company currently may be at a competitive disadvantage as to price when compared to manufacturers with lower cost structures, particularly with respect to manufacturers with established facilities where labor costs are lower.

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

There can be no assurance that third parties will not assert infringement claims against the Company or its customers in the future.
In the event a third party does assert an infringement claim, the Company may be required to expend significant resources to develop a non-infringing manufacturing process or technology or to obtain licenses to the manufacturing process or technology which is the subject of litigation. There can be no assurance that the Company would be successful in such development or that any such licenses would be available on commercially acceptable terms, if at all. In addition, such litigation could be lengthy and costly and could have an adverse material effect on the Company's financial condition regardless of the outcome of such litigation.

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




                                     SOLECTRON CORPORATION
                                    (Registrant)





Date: January 9, 1998             By: /s/ Susan Wang
                                     ______________________
                                     Susan S. Wang
                                     Senior Vice President, Chief
                                     Financial Officer and Secretary
                                    (Principal Financial and
                                     Accounting Officer)





                                   23



