Form 10-Q
period 1998-02-27
SOLECTRON CORP
filed 1998-04-10
CIK 835541

             UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549
                                 FORM 10-Q


X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED FEBRUARY 27, 1998.

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

At March 31, 1998, 115,872,771 shares of Common Stock of the Registrant were outstanding.

                         SOLECTRON CORPORATION

INDEX TO FORM 10-Q


PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets at
         February 28, 1998 and August 31, 1997                    3

         Condensed Consolidated Statements of Income for
         for the three months and six months ended
         February 28, 1998 and 1997                               4


         Condensed Consolidated Statements of Cash Flows
         for the six months ended February 28, 1998
         and 1997                                               5 - 6

         Notes to Condensed Consolidated Financial
         Statements                                             7 - 9

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                   10 - 20

Item 3.  Quantitative and Qualitative Disclosures About
         Market Risk                                              21



PART II. OTHER INFORMATION


Item 1.  Legal Proceedings                                        22

Item 2.  Changes in Securities                                    22

Item 3.  Defaults Upon Senior Securities                          22

Item 4.  Submission of Matters to a Vote of Security Holders   22 - 23

Item 5.  Other Information                                        23

Item 6.  Exhibits and Reports on Form 8-K                         23

Signature                                                         24

ITEM 1.     FINANCIAL STATEMENTS

                SOLECTRON CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED BALANCE SHEETS
                             (In thousands)
                                        February 28,        August 31,
                                           1998                1997
                                        -----------        -----------
ASSETS
Current assets:
   Cash, cash equivalents and
     short-term investments              $  426,121         $  482,902
   Accounts receivable, net                 480,318            418,682
   Inventories                              582,728            494,622
   Prepaid expenses and other
     current assets                          86,755             79,426
                                         ----------         ----------
     Total current assets                 1,575,922          1,475,632
Net property and equipment                  388,024            326,361
Other assets                                 52,709             50,426
                                         ----------         ----------
     Total assets                        $2,016,655         $1,852,419
                                         ==========         ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current portion of long-term debt     $       --         $    1,464
   Accounts payable                         475,641            415,896
   Accrued employee compensation             46,526             56,218
   Accrued expenses                          10,666             24,787
   Other current liabilities                 64,285             45,577
                                         ----------         ----------
     Total current liabilities              597,118            543,942
Long-term debt                              386,343            385,850
Other long-term liabilities                   2,779              3,558
                                         ----------         ----------
     Total liabilities                      986,240            933,350
                                         ----------         ----------
Commitments
Stockholders' equity:
     Common stock                               115                115
     Additional paid-in capital             467,683            451,093
     Retained earnings                      572,343            478,612
     Cumulative translation adjustment       (9,726)           (10,751)
                                         ----------         ----------
     Total stockholders' equity           1,030,415            919,069
                                         ----------         ----------
Total liabilities and
 stockholders' equity                    $2,016,655         $1,852,419
                                         ==========         ==========

See accompanying notes to condensed consolidated financial statements.

                   SOLECTRON CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share data)
                            Three Months Ended       Six Months Ended
                               February 28,            February 28,
                           ____________________    ____________________
                              1998       1997         1998       1997
                           _________  _________    _________  _________
Net sales                 $1,186,831 $  858,698   $2,323,651 $1,666,423
Cost of sales              1,060,669    756,500    2,073,730  1,478,077
                           _________  _________    _________  _________
     Gross profit            126,162    102,198      249,921    188,346

Operating expenses:
   Selling, general
    & administrative          47,985     42,512       99,924     75,184
   Research &
    development                4,945      4,123        9,327      5,313
   Acquisition costs              -          -            -       4,000
                           _________  _________    _________  _________
     Operating income         73,232     55,563      140,670    103,849

Interest income                6,542      7,536       13,119     13,749
Interest expense              (6,326)    (6,183)     (12,839)   (12,994)
                           _________  _________    _________  _________
     Income before
      income taxes            73,448     56,916      140,950    104,604

Income tax expense            24,605     19,351       47,219     35,564
                           _________  _________    _________  _________
     Net income           $   48,843 $   37,565   $   93,731 $   69,040
                           =========  =========    =========  =========
Net income per share:
     Basic                $    0.42  $    0.33    $    0.81  $    0.63
                           =========  =========    =========  =========
     Diluted              $    0.41  $    0.32    $    0.78  $    0.61
                           =========  =========    =========  =========
Weighted average number
  of shares:
     Basic                   115,414    112,552      115,124    109,220
                           =========  =========    =========  =========
     Diluted                 126,164    116,439      126,100    113,019
                           =========  =========    =========  =========

See accompanying notes to condensed consolidated financial statements.

                   SOLECTRON CORPORATION AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (In thousands)
                                                   Six Months Ended
                                                     February 28,
                                               ------------------------
                                                  1998          1997
                                               ----------    ----------
Cash flows from operating activities:
  Net income                                   $   93,731    $   69,040
  Adjustments to reconcile net income
   to net cash provided by operating
   activities:
     Depreciation and amortization                 61,164        51,742
     Tax benefit associated with the
      exercise of stock options                       269         5,265
     Other                                          7,856         3,812
  Changes in operating assets and
   liabilities:
     Accounts receivable                          (61,190)      (14,125)
     Inventories                                  (87,422)      (63,987)
     Prepaid expenses and other
      current assets                              (10,779)       (7,703)
     Accounts payable                              59,291        86,639
     Accrued expenses and other
      current liabilities                          (8,060)        4,991
                                               ----------    ----------
     Net cash provided by operating
     activities                                    54,860       135,674
                                               ----------    ----------
Cash flows from investing activities:
  Sales and maturities of short-term
   investments                                    137,543      105,879
  Purchases of short-term investments            (162,461)    (202,277)
  Capital expenditures                           (143,519)     (53,915)
  Proceeds from leasing transactions               18,342           --
  Other                                            (1,550)       5,556
                                               ----------   ----------
     Net cash used in investing
     activities                                  (151,645)    (144,757)
                                               ----------   ----------

                               (continued on next page)

See accompanying notes to condensed consolidated financial statements.

                  SOLECTRON CORPORATION AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                            (In thousands)
                                                  Six Months Ended
                                                    February 28,
                                              ------------------------
                                                 1998          1997
                                              ----------    ----------
Cash flows from financing activities:
  Repayments of long-term debt                    (2,007)         (106)
  Net proceeds from sale of common stock          16,588        18,512
  Other                                              (97)       (3,429)
                                              ----------    ----------
     Net cash provided by financing
     activities                                   14,484        14,977
                                              ----------    ----------
Effect of exchange rate changes on
 cash and cash equivalents                           602        (1,301)
                                              ----------    ----------
Net (decrease) increase in cash and
 cash equivalents                                (81,699)        4,593

Cash and cash equivalents at
 beginning of period                             225,073       228,830
                                              ----------    ----------
Cash and cash equivalents at
 end of period                                $  143,374    $  233,423
                                              ==========    ==========


SUPPLEMENTAL DISCLOSURES

Cash paid during the period:
   Income taxes                               $    37,781   $   42,590
   Interest                                   $     2,431   $   13,134

Non-cash investing and financing
activities:
   Issuance of common stock for
     business combination                     $       --    $   18,335

See accompanying notes to condensed consolidated financial statements.

SOLECTRON CORPORATION AND SUBSIDIARIES


NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - Basis of Presentation

The accompanying condensed consolidated balance sheets as of February 28, 1998 (unaudited) and August 31, 1997, the unaudited condensed consolidated statements of income for the three- and six-month periods ended February 28, 1998 and 1997, and the unaudited condensed consolidated statements of cash flows for the six months ended February 28, 1998 and 1997 have been prepared on substantially the same basis as the annual consolidated financial statements. Management believes the financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The results of operations for the three- and six-month periods ended February 28, 1998 are not necessarily indicative of results to be expected for the entire year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended August 31, 1997 included in the Company's Annual Report to Stockholders.

For clarity of presentation, the Company has indicated its second fiscal quarter as ending on February 28, and its fiscal year as ending on August 31, whereas in fact, the Company's second quarter of fiscal 1998 ended on February 27, 1998, its second quarter of fiscal 1997 ended on February 28, 1997 and its 1997 fiscal year ended on August 29, 1997.

NOTE 2 - Inventories

Inventories consisted of (in thousands):

                                 February 28,        August 31,
                                     1998               1997
                                 -----------        -----------
          Raw materials           $  419,106        $  365,630
          Work-in-process            163,622           128,992
                                 -----------        -----------
          Total                   $  582,728        $  494,622
                                 ===========        ===========

NOTE 3 - Net Income Per Share

In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share." SFAS No. 128 replaced the previously reported primary and fully diluted net income per share with basic and diluted net income per share. Basic net income per share is calculated using the weighted average number of common shares outstanding during the period. Diluted net income per share is calculated using the weighted average number of common shares plus dilutive common equivalent shares outstanding during the period. Common equivalent shares consist of stock options that are computed using the treasury stock method and shares issuable upon conversion of the Company's outstanding convertible notes.

All net income per share amounts for all periods have been presented, and where necessary, restated to conform to the requirements of SFAS No. 128.

The following table sets forth the computation of basic and diluted income per share for the three- and six-month periods ended February 28, 1998 and 1997.

                                Three Months Ended     Six Months Ended
                                    February 28,         February 28,
                                __________________    __________________
                                  1998       1997       1998      1997
                                ________  ________    ________  ________
Net income - basic              $ 48,843  $ 37,565   $  93,731  $ 69,040

 Interest expense from
  convertible subordinated
  notes, net of taxes              2,398       --        4,796       --
                                ________  ________    ________  ________
Net income - diluted            $ 51,241  $ 37,565    $ 98,527  $ 69,040
                                ========  ========    ========  ========

Shares used to compute
 net income per share:

Basic:
 Weighted average shares         115,414   112,552     115,124   109,220
                                ========  ========    ========  ========
Diluted:
 Weighted average shares         115,414   112,552     115,124   109,220
 Common stock equivalents -
  stock options                    3,946     3,887       4,172     3,799
 Common shares issuable
  upon assumed conversion
  of convertible subordinated
  notes                            6,804        --       6,804        --
                                ________  ________    ________  ________
    Total diluted shares         126,164   116,439     126,100   113,019
                                ========  ========    ========  ========

Net income per share - basic     $ 0.42    $ 0.33      $ 0.81    $ 0.63
                                ========  ========    ========  ========

Net income per share - diluted   $ 0.41    $ 0.32      $ 0.78    $ 0.61
                                ========  ========    ========  ========

For the three- and six-month periods ended February 28, 1998, options to purchase 1.3 million shares of common stock with exercise prices greater than the average fair market value of the Company's stock for the period of $40.25 and $40.82, respectively, are not included in the calculation because the effect would have been antidilutive. For the three- and six-month periods ended February 28, 1997, options to purchase 1.0 million and 1.1 million shares, respectively, of common stock with exercise prices greater than the average fair market value of the Company's stock for the period of $28.33 and $26.87, respectively, are not included in the calculation because the effect would have been antidilutive. In addition, the inclusion of the 6.8 million common shares issuable upon conversion of the convertible subordinated notes in the calculations for the three- and six- month periods ended February 28, 1997 would also have been antidilutive.

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

NOTE 6 - Pending Acquisition of NCR Operations

On April 2, 1998, the Company announced that it had signed an asset purchase agreement with NCR Corporation (NCR) under which Solectron will acquire NCR's manufacturing assets in three cities for approximately $100 million. Under the terms of the agreement, NCR will outsource the manufacturing of its computer and retail products to Solectron for at least five years and Solectron will hire approximately 1,200 NCR manufacturing and related support employees. The transaction is expected to close in the Company's third fiscal quarter of 1998. Completion of the transaction is subject to applicable government approvals and various conditions of closing.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS

Certain statements contained in the following Management's Discussion and Analysis of Financial Condition and Results of Operations, including, without limitation, statements containing the words "believes," "anticipates," "estimates," "expects," and words of similar import, constitute forward-looking statements which involve risks and uncertainties. Solectron's actual results could differ materially from those anticipated in these forward looking statements as a result of certain factors, including those factors set forth under "Trends and Uncertainties" below.

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

As of February 28, 1998, excluding the locations of the Force Computers and Fine Pitch Technologies subsidiaries, the Company had manufacturing operations in fourteen locations, of which six are located in North America and eight are overseas. Solectron also has its Asia/Pacific headquarters office in Taipei, Taiwan and a sales support office located in Japan. Force Computers and Fine Pitch Technologies are both headquartered in San Jose, California. Force's European headquarters and a significant portion of its operations are located in Munich, Germany. In addition to its headquarters locations, Force has sales support offices in various locations in the United States and internationally. Fine Pitch has operations in California and in Massachusetts.

During 1997, the Company established a strategic, global manufacturing partnership with Ericsson Telecom AB's Business Area Infocom Systems (Ericsson). The Company has established a New Product Introduction center in Norrkoping and Stockholm, Sweden, and production from certain Ericsson plants worldwide has been transferred to Solectron manufacturing sites around the world. In October 1997, Solectron acquired certain assets, primarily equipment and inventory, of Ericsson's printed circuit board assembly operation located in Brazil. In addition, Solectron's subsidiary, Solectron Brasil Ltda., hired approximately 370 persons formerly employed by Ericsson Telecomunicacoes S.A. in Brazil.

On April 2, 1998, the Company announced that it had signed an asset purchase agreement with NCR Corporation (NCR) under which Solectron will acquire NCR's manufacturing assets in three cities for approximately $100 million. Under the terms of the agreement, NCR will outsource the manufacturing of its computer and retail products to Solectron for at least five years and Solectron will hire approximately 1,200 NCR manufacturing and related support employees. The transaction is expected to close in the Company's third fiscal quarter of 1998. Completion of the transaction is subject to applicable government approvals and various conditions of closing.

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

                              Three Months Ended      Six Months Ended
                                  February 28,           February 28,
                                1998       1997        1998       1997
                              -------    -------     -------    -------
   Net sales                    100.0%     100.0%      100.0%     100.0%
   Cost of sales                 89.4       88.1        89.2        88.7
                              -------    -------     -------    -------
         Gross profit            10.6       11.9        10.8       11.3
   Operating expenses:
     Selling, general &
      administrative              4.0        4.9         4.3        4.5
     Research & development        .4         .5          .4         .3
     Acquisition costs              -          -           -         .2
                              -------    -------     -------    -------
         Operating income         6.2        6.5         6.1        6.3
    Interest (income)
       expense, net                 -        (.2)          -          -
                              -------    -------     -------    -------
         Income before
          income taxes            6.2        6.7         6.1        6.3
   Income taxes                   2.1        2.3         2.1        2.1
                              -------    -------     -------    -------
   Net income                     4.1%       4.4%        4.0%       4.2%
                              =======    =======     =======    =======

Net Sales

Net sales for the three- and six-month periods of fiscal 1998 grew to $1.2 billion and $2.3 billion, respectively, increases of 38.2% and 39.4%, respectively, over the same periods in fiscal 1997. The sales growth is attributable to significant increases in sales volume from both existing and new customers worldwide, including the completion of the transfer of production from certain Ericsson plants to various Solectron locations around the world.

Within the Americas, sites that benefited most from start up and major new programs had substantial increases in net sales for the fiscal 1998 periods compared to the fiscal 1997 periods. Sales growth at the Texas site was particularly strong as a result of these factors. In addition, the new sites in Mexico and Brazil contributed incremental net sales to the fiscal 1998 periods. Sales at the Milpitas, California site decreased in the three-month period of fiscal 1998 compared to the same period of fiscal 1997 and increased only slightly for the six-month period of fiscal 1998 over the six-month period of fiscal 1997 due to two factors: (1) deliberate management actions initiated in the fourth quarter of fiscal 1997 to achieve improved global load balancing and specific product program transitioning and (2) an overall softening in demand from a cross section of customers near the end of the second quarter of fiscal 1998. Sales in all of the Company's European and Asian operations, except for Japan, increased in the fiscal 1998 periods over the comparable periods of fiscal 1997 primarily as a result of core business growth and new accounts. Sales growth in the Company's location in Scotland was particularly strong due to the transfer of a major customer's printed circuit board assembly activities to that operation. Although the Company does not currently anticipate any future decline in sales, to lessen the potential impact of any possible future declines to customers within any particular region or market segment, the Company is committed to seeking diversification of its customer base among many countries, market segments and product lines within market segments.

Hewlett-Packard Company (HP) was Solectron's largest customer in the first half of both fiscal 1998 and 1997. Net sales to HP during the three- and six-month periods of fiscal 1998 accounted for 13.8% and 14.6%, respectively, compared to 15.5% and 14.0% for the same periods in fiscal 1997. In addition, Sun Microsystems, Inc. accounted for 12.3% and 11.2%, respectively, and Cisco Systems, Inc. accounted for 11.4% and 10.3%, respectively, of net sales in the three- and six-month periods of fiscal 1998. Bay Networks, Inc. accounted for 11.0% and 11.1 % of net sales, respectively, in the three- and six-month periods of fiscal 1997. No other customers accounted for more than 10% of net sales during any of the periods presented.

Solectron's top ten customers accounted for 67.1% and 65.8% of consolidated net sales in the first half of fiscal 1998 and 1997, respectively. Solectron is still dependent upon continued revenues from HP and the rest of its top ten customers and there can be no guarantee that these or any other customers will not increase or decrease as a percentage of consolidated net sales either individually or as a group. Consequently, any material decrease in sales to these or other customers could have an adverse material effect on Solectron's results of operations.

In the first half of fiscal 1998, international locations contributed 34.5% of consolidated net sales compared to 24.4% in the same period of fiscal 1997. In addition to the sales growth factors for Europe and Asia noted above, the Company's international sales also benefited from the addition in fiscal 1998 of the sites in Mexico and Brazil. The rate of international versus domestic sales, as well as international sales versus domestic sales as a percentage of the Company's overall sales can fluctuate significantly over time.

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

Solectron's operations in Milpitas, California contributed a substantial portion of Solectron's net sales and operating income during the first half of fiscal 1998 and fiscal 1997. In recent quarters, management has undertaken deliberate actions to achieve improved global load balancing by transferring certain projects from the Milpitas site to other sites worldwide. However, the performance of the Milpitas operation is expected to continue as a significant factor in the overall financial performance of Solectron. Any adverse material change to the customer base, product mix, efficiency, or other attributes of this site could have an adverse material effect on Solectron's consolidated results of operations.

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

Gross Profit

The gross margin percentage decreased to 10.8% for the first half of fiscal 1998 period from 11.3% for the same period of fiscal 1997. The decrease was due primarily to start-up costs associated with the Company's operations in China and Mexico, as well as a shift toward higher volume projects that typically have lower margins.

For the foreseeable future, Solectron's gross margin is expected to depend primarily on product mix, production efficiencies, utilization of manufacturing capacity, start-up and integration costs of new and acquired businesses, the percentage of sales derived from system build projects, pricing within the electronics industry and the cost structure at individual sites. Over time, gross margins at the individual sites and for the Company as a whole may continue to fluctuate. Printed circuit board assembly projects typically have higher gross margin percentages than system build projects. Increases in system build business, additional costs associated with new projects and price erosion within the electronics industry could adversely affect the Company's gross margin. Additionally, changes in product mix could cause the Company's gross margin to fluctuate. Also, while the availability of raw materials appears adequate to meet the Company's current revenue projections for the foreseeable future, component availability is still subject to lead time and other constraints that could possibly limit the Company's revenue growth. Because of these factors and others discussed under "Trends and Uncertainties" below, there can be no assurance that the Company's gross margin will not fluctuate or decrease in future periods.

Selling, General and Administrative Expenses

In absolute dollars, selling, general and administrative (SG&A) expenses increased 12.9% and 32.9%, respectively, for the three- and six-month periods of fiscal 1998 over the same periods in fiscal 1997. For the second quarter of fiscal 1998, the increase is due to growth within the Company's Force Computers subsidiary plus the addition of new sites in China, Mexico, Brazil and Sweden, partially offset by cost-containment measures in established locations. In addition to the increases related to these new sites and the inclusion of Force for the full fiscal 1998 period, the increase for the six-month period of fiscal 1998 resulted from investment in infrastructure such as personnel and related departmental expenses at all manufacturing locations as well as continuing investment in information systems to support the increased size and complexity of the Company's business. As a percentage of net sales, SG&A expenses were 4.0% and 4.3%, respectively, in the fiscal 1998 periods and 4.9% and 4.5%, respectively, in the fiscal 1997 periods, respectively. The most significant reason for the fiscal 1998 decrease in SG&A expenses as a percentage of net sales is the significant increase in the sales base partially offset by the inclusion of Force, which has a more sales-intensive operating structure, and the costs associated with starting up new sites and investments in the Company's information systems. The Company anticipates SG&A expenses will continue to increase in terms of absolute dollars in the future, and may possibly increase as a percentage of revenue, as the Company continues to build the infrastructure necessary to support its current and prospective business.

Research and Development Expenses

With the exception of its Force Computers operation, the Company's research and development (R&D) activities have been focused primarily on the development of prototype and engineering design capabilities, fine pitch interconnecting technologies (which include ball-grid array, tape-automated bonding, multichip modules, chip-on-flex, chip-on-board and flip chip), high reliability environmental stress test technology and the implementation of environmentally-friendly assembly processes, such as VOC-free and no-clean. Force's R&D efforts are concentrated on new product development and improvement of product designs through improvements in functionality and support of next generation micro-processors. Research and development expenses, as a percentage of net sales, were 0.4% in both the three- and six-month periods of fiscal 1998 and 0.5% and 0.3%, respectively, in the fiscal 1997 periods. The increase in R&D expenses in the first half of fiscal 1998 compared to the first half of fiscal 1997 is due to the acquisition of Force in November 1996. The Company expects that R&D expenses will increase in absolute dollars in the future and may increase as a percentage of net sales as Force continues to invest in its R&D efforts and additional R&D projects are undertaken at certain of the Company's Asian sites.

Acquisition Costs

A one time charge for acquisition costs of approximately $4.0 million was incurred in fiscal 1997 as a result of the acquisition of Force Computers during the quarter ended November 30, 1996.

Net Interest Income (Expense)

Net interest income was $0.2 million and $0.3 million, respectively, for the three- and six-month periods of fiscal 1998 compared to $1.4 million and $0.8 million, respectively, for the fiscal 1997 periods. Interest expense on the Company's long-term debt is approximately $6.2 million per quarter and has been offset by interest earned on undeployed cash and investments. In the first half of fiscal 1998, the Company capitalized approximately $450,000 of interest expense related to the construction of its new facilities in Mexico and China. Solectron expects to utilize more of the undeployed cash during fiscal 1998 in order to fund anticipated future growth. See "Trends and Uncertainties -
- Management of Growth," and "Potential Fluctuations in Operating
Results."

Income Taxes

Income taxes increased to $47.2 million in the first half of fiscal 1998 from $35.6 million in the fiscal 1997 period primarily due to increased income before income taxes. Solectron's effective income tax rate decreased slightly to 33.5% in the fiscal 1998 period from 34% in fiscal 1997.

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

Liquidity and Capital Resources

Working capital was $979 million at February 28, 1998 compared to $932 million at the end of fiscal 1997. A major component of working capital at February 28, 1998 continues to be undeployed cash from the proceeds of the two debt offerings during fiscal 1996. Approximately $100 million of these funds is expected to be used in the third quarter of fiscal 1998 to complete the purchase of the NCR operations. As Solectron continues to grow, it is expected that the Company will require greater amounts of working capital to support its operations. The Company believes that its current level of working capital together with cash generated from operations and the Company's available credit facilities will provide adequate working capital for the foreseeable future.

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

In the first half of fiscal 1998, the Company invested approximately $144 million in capital expenditures. A large portion of these expenditures related to the purchase of new equipment, primarily surface mount assembly and test equipment, to meet current and expected production levels, as well as to replace or upgrade older equipment that was retired or sold. Significant expenditures were also made for the acquisition of land and buildings for the Company's new manufacturing sites, principally in China, Mexico and Brazil. The Company expects total capital expenditures in fiscal 1998 to be in the range of $160 million to $200 million. In the second quarter of fiscal 1998, the Company entered into an arrangement with a third-party leasing company under which certain of the Company's fixed assets have been sold to the leasing company and leased back. The Company is accounting for these as operating leases.

In addition to working capital as of February 28, 1998, which includes cash and cash equivalents of $143 million and short-term investments of $283 million, the Company has available a $100 million unsecured multicurrency revolving credit facility and a $120 million asset securitization arrangement. Both of these facilities are subject to financial covenants. The Company also has approximately $73.8 million in available foreign credit facilities.

Trends and Uncertainties

Customer Concentration; Dependence on the Electronics Industry

In the first half of fiscal 1998 and for the full years of fiscal 1997, 1996 and 1995, the Company's ten largest customers accounted for at least 64% of consolidated net sales. The Company is dependent upon continued revenues from its top ten customers. Any material delay, cancellation or reduction of orders from these or other significant customers could have an adverse material effect on the Company's results of operations. During the first half of fiscal 1998, HP accounted for 14.6% of net sales compared to 14.0% during the same period of fiscal 1997. There can be no assurance that the Company will continue to do business with HP or any other customer.

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

Management of Growth; Geographic Expansion

The Company has experienced substantial growth over the last five fiscal years, with net sales increasing from $836 million in fiscal 1993 to $3.7 billion in fiscal year 1997. In recent years, the Company has acquired or established facilities in many locations. In the first quarter of fiscal 1998, the Company announced the opening of its Asia/Pacific headquarters office in Taipei, Taiwan; began operations in Guadalajara, Mexico; and, as further discussed in "Partnership with Ericsson and Related Transactions," established a manufacturing facility near Sao Paulo, Brazil, and opened a New Product Introduction center in Sweden. In addition, in December 1997, the Company announced its intention to acquire certain manufacturing facilities and employees from NCR. (See "Pending Acquisition of NCR Operations.") During fiscal 1997, the Company announced the establishment of new manufacturing facilities in Suzhou, China; began operations at its manufacturing facility in Westborough, Massachusetts; and, in November 1996, acquired Force Computers Inc., which has operations in California and Germany. The Company continually evaluates growth and acquisition opportunities and may pursue additional opportunities over time. There can be no assurance that the Company's historical revenue growth will continue or that the Company will successfully manage the facilities in China and Mexico, the partnership with and acquisitions from Ericsson, the proposed acquisition from NCR or any other business it may acquire in the future. As the Company manages its existing operations and expands geographically, it may experience certain inefficiencies as it integrates new operations and manages geographically dispersed operations. In addition, the Company's results of operations could be adversely affected if its new facilities do not achieve growth sufficient to offset increased expenditures associated with geographic expansion. The Company's expenses and working capital requirements will continue to increase as the new facilities become fully operational and the transactions with Ericsson and NCR are completed. Should the Company increase its expenditures in anticipation of a future level of sales which does not materialize, its profitability would be adversely affected. On occasion, customers may require rapid increases in production which can place an excessive burden on the Company's resources.

Partnership with Ericsson and Related Transactions

During 1997, the Company established a strategic, global manufacturing partnership with Ericsson Telecom AB's Business Area Infocom Systems (Ericsson). The Company has established a New Product Introduction center in Norrkoping and Stockholm, Sweden, and production from certain Ericsson plants worldwide has been transferred to Solectron manufacturing sites around the world. In October 1997, Solectron acquired certain assets, primarily equipment and inventory, of Ericsson's printed circuit board assembly operation located in Brazil. In addition, Solectron's subsidiary, Solectron Brasil Ltda., hired approximately 370 persons formerly employed by Ericsson Telecomunicacoes S.A. in Brazil. Under the terms of the agreement, Ericsson will contract for Solectron's services from Solectron Brasil Ltda. through September 1999. Thereafter, Solectron will bear the risk of filling the manufacturing capacity at the site with renewed business from Ericsson or new business from other customers.

The transactions with Ericsson entail a number of risks, including successfully managing the integration of the operations, retention of key employees, integrating purchasing operations and information systems, managing an increasingly larger and more geographically disparate business and renewing the Ericsson business or replacing it with new business after expiration of the Ericsson commitment. In addition, the completion of the transactions with Ericsson will increase Solectron's expenses and working capital requirements and there is no assurance that Solectron will achieve sufficient revenue to offset the increased expenses. There can be no assurance that Solectron will successfully manage the risks of these transactions.

Pending Acquisition of NCR Operations

On April 2, 1998, the Company announced that it had signed an asset purchase agreement with NCR under which Solectron will acquire NCR's manufacturing assets in three cities, two in the United States and one in Ireland, for approximately $100 million. If the transaction is completed, Solectron will hire approximately 1,200 NCR manufacturing and related support employees currently employed at these locations. Under the terms of the agreement, NCR will outsource the manufacturing of its computer and retail products to Solectron for at least five years. Thereafter, Solectron will bear the risk of filling the manufacturing capacity at the site with renewed business from NCR or new business from other customers. The transaction is expected to close in the Company's third fiscal quarter of 1998. Completion of the transaction is subject to applicable government approvals and various conditions of closing.

The transaction with NCR entails a number of risks, including successfully managing the integration of the operations, retention of key employees, integrating purchasing operations and information systems, managing an increasingly larger and more geographically disparate business, obtaining customers other than NCR for these facilities and renewing the NCR business or replacing it with new business after expiration of the NCR commitment. In addition, the completion of the transactions with NCR will increase Solectron's expenses and working capital requirements and there is no assurance that Solectron will achieve sufficient revenue to offset the increased expenses. There can be no assurance the transaction will close or that Solectron will successfully manage the risks of this transaction.

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

Southeast Asia is currently experiencing currency, economic and political instability. To date, the Company's operations have not experienced any significant adverse effects from this instability. However, to the extent the Company's worldwide customers sell the products manufactured by Solectron into the Southeast Asia market, the customer's sales may be adversely affected, which could decrease demand for the Company's manufacturing services. The Company cannot predict whether such a decrease in demand will materialize and if it does, whether it will have an adverse material effect on the Company's results of operations.

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

Competition

The electronics assembly and manufacturing industry is comprised of a large number of companies, several of which have achieved substantial market share. The Company also faces competition from current and prospective customers which evaluate Solectron's capabilities against the merits of manufacturing products internally. Solectron competes with different companies depending on the type of service or geographic area. Certain of the Company's competitors may have greater manufacturing, financial, research and development and marketing resources than the Company. The Company believes that the primary basis of competition in its targeted markets is manufacturing technology, quality, responsiveness, the provision of value-added services and price. To be competitive, the Company must provide technologically advanced manufacturing services, high product quality levels, flexible delivery schedules and reliable delivery of finished products on a timely and price competitive basis. The Company currently may be at a competitive disadvantage as to price when compared to manufacturers with lower cost structures, particularly with respect to manufacturers with a greater number of established facilities where labor costs are lower.

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

"Year 2000" Issues

The Company is aware of the issues associated with the programming code in existing computer systems as the year 2000 approaches. The "Year 2000" problem is pervasive and complex, as many computer systems will be affected in some way by the rollover of the two-digit year value to 00. Systems that do not properly recognize such data could generate erroneous information or cause a system to fail. The Year 2000 issue creates risk for the Company from unforeseen problems in its own computer systems and from third parties with whom the Company deals on financial transactions worldwide. Failures of the Company's and/or third parties' computer systems could have a material impact on the Company's ability to conduct its business.

The Company has formed a worldwide task force that is currently analyzing the Company's computer systems to identify any potential Year 2000 issues. Based on the results of this analysis, the task force will develop a strategy to address the issues and take appropriate corrective action. The Company has not yet determined the timetable or the cost related to achieving Year 2000 compliance.

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

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objective of the Company's investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, the Company maintains its portfolio of cash-equivalents and short-term investments in a variety of securities, including both government and corporate obligations, certificates of deposit and money market funds. Approximately 80% of the Company's portfolio matures in less than 6 months. Because the Company's investments are diversified and of relatively short maturity, a hypothetical 10% increase in interest rates would not have a material effect on the Company's financial position.

The Company does not use derivative financial instruments for speculative purposes. Furthermore, it does not hedge its foreign currency denominated transactions in a manner that entirely offsets the effects of changes in foreign currency exchange rates. The Company uses foreign currency borrowings and foreign currency forward contracts to hedge a portion of the currency risks of transactions denominated in foreign currencies. Gains and losses on these foreign currency hedges are generally offset by corresponding losses and gains on the underlying transaction. In addition, the Company's international operations in many instances act as a natural hedge because both sales and operating expenses are denominated in local currency. Therefore, although an unfavorable change in the exchange rate of a foreign currency against the U.S. dollar will result in lower sales when translated to U.S. dollars, operating expenses will also be lower in these circumstances.

The Company's debt instruments are subject to fixed interest rates and, in the case of the convertible notes, to fixed conversion ratios into the Company's common stock. In addition, the amount of principal to be repaid at maturity is also fixed. Therefore, the Company is not subject to market risk from its debt instruments.

SOLECTRON CORPORATION AND SUBSIDIARIES



Part II.       OTHER INFORMATION

      Item 1:  Legal Proceedings

               None

      Item 2:  Changes in Securities

               None

      Item 3:  Defaults upon Senior Securities

               None

      Item 4:  Submission of Matters to a Vote of Security Holders

               (a) The Company held its Annual Meeting of Stockholders on January 14, 1998.

               (b) At the meeting, the following proposals received the votes listed below:

                    Proposal I:  Election of Directors

                      Dr. Koichi Nishimura       Votes for:  103,446,659
                                                 Votes withheld: 327,709

                      Dr. Winston H. Chen        Votes for:  103,444,694
                                                 Votes withheld: 329,674

                      Richard A. D'Amore         Votes for:  103,261,692
                                                 Votes withheld: 512,676

                      Charles A. Dickinson       Votes for:  103,425,244
                                                 Votes withheld: 349,124

                      Heinz Fridrich             Votes for:  103,440,051
                                                 Votes withheld: 334,317

                      Dr. Kenneth E. Haughton    Votes for:  103,436,346
                                                 Votes withheld: 338,022

                      Dr. Paul R. Low            Votes for:  103,200,038
                                                 Votes withheld: 574,330

                      Osamu Yamada               Votes for:  103,162,007
                                                 Votes withheld: 612,361

                    Proposal II: Approval of an amendment in the Company's Certificate of Incorporation to permit stockholders to take action by written consent in lieu of a meeting

                      Votes for:     87,749,029
                      Votes against:    645,209
                      Abstentions:      641,021

                   Proposal III: Ratification of the appointment of KPMG Peat Marwick LLP as independent accountants of the Company for the fiscal year ended August 31, 1997

                      Votes for:    102,877,994
                      Votes against:    118,615
                      Abstentions:      777,759


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




                                     SOLECTRON CORPORATION
                                    (Registrant)





Date: April 9, 1998              By: /s/ Susan Wang
                                     ______________________
                                     Susan S. Wang
                                     Senior Vice President, Chief
                                     Financial Officer and Secretary
                                    (Principal Financial and
                                     Accounting Officer)