Form 10-Q
period 1998-05-29
SOLECTRON CORP
filed 1998-07-08
CIK 835541

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549
                                 FORM 10-Q


X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MAY 29, 1998.

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

At June 30, 1998, 117,081,797 shares of Common Stock of the Registrant were outstanding.

                         SOLECTRON CORPORATION

INDEX TO FORM 10-Q


PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets at
         May 31, 1998 and August 31, 1997                         3

         Condensed Consolidated Statements of Income for
         for the three months and nine months ended
         May 31, 1998 and 1997                                    4

         Condensed Consolidated Statements of Cash Flows
         for the nine months ended May 31, 1998
         and 1997                                               5 - 6

         Notes to Condensed Consolidated Financial
         Statements                                             7 - 9

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                   10 - 22

Item 3.  Quantitative and Qualitative Disclosures About
         Market Risk                                              23



PART II. OTHER INFORMATION


Item 1.  Legal Proceedings                                        24

Item 2.  Changes in Securities                                    24

Item 3.  Defaults Upon Senior Securities                          24

Item 4.  Submission of Matters to a Vote of Security Holders      24

Item 5.  Other Information                                        24

Item 6.  Exhibits and Reports on Form 8-K                         24

Signature                                                         25

ITEM 1.     FINANCIAL STATEMENTS

                SOLECTRON CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED BALANCE SHEETS
                             (In thousands)
                                          May 31,           August 31,
                                           1998                1997
                                        -----------        -----------
ASSETS
Current assets:
   Cash, cash equivalents and
     short-term investments              $  352,133         $  482,902
   Accounts receivable, net                 563,993            418,682
   Inventories                              734,715            494,622
   Prepaid expenses and other
     current assets                          96,226             79,426
                                         ----------         ----------
     Total current assets                 1,747,067          1,475,632
Net property and equipment                  406,272            326,361
Other assets                                 50,844             50,426
                                         ----------         ----------
     Total assets                        $2,204,183         $1,852,419
                                         ==========         ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current portion of long-term debt     $       --         $    1,464
   Accounts payable                         581,341            415,896
   Accrued employee compensation             50,148             56,218
   Accrued expenses                          15,794             24,787
   Other current liabilities                 74,164             45,577
                                         ----------         ----------
     Total current liabilities              721,447            543,942
Long-term debt                              386,542            385,850
Other long-term liabilities                  10,195              3,558
                                         ----------         ----------
     Total liabilities                    1,118,184            933,350
                                         ----------         ----------
Commitments
Stockholders' equity:
     Common stock                               116                115
     Additional paid-in capital             473,323            451,093
     Retained earnings                      621,520            478,612
     Cumulative translation adjustment       (8,960)           (10,751)
                                         ----------         ----------
     Total stockholders' equity           1,085,999            919,069
                                         ----------         ----------
Total liabilities and
 stockholders' equity                    $2,204,183         $1,852,419
                                         ==========         ==========

See accompanying notes to condensed consolidated financial statements.

                   SOLECTRON CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share data)
                            Three Months Ended      Nine Months Ended
                                  May 31,                May 31,
                           --------------------    --------------------
                              1998       1997         1998       1997
                           ---------  ---------    ---------  ---------
Net sales                 $1,278,167 $  983,222   $3,601,818 $2,649,645
Cost of sales              1,145,044    867,345    3,218,775  2,345,422
                           ---------  ---------    ---------  ---------
     Gross profit            133,123    115,877      383,043    304,223

Operating expenses:
   Selling, general
    & administrative          55,374     48,546      155,296    123,730
   Research &
    development                5,378      4,712       14,706     10,025
   Acquisition costs              -          -            -       4,000
                           ---------  ---------    ---------  ---------
     Operating income         72,371     62,619      213,041    166,468

Interest income                6,526      7,102       19,645     20,851
Interest expense              (4,945)    (6,787)     (17,784)   (19,781)
                           ---------  ---------    ---------  ---------
     Income before
      income taxes            73,952     62,934      214,902    167,538

Income tax expense            24,774     21,397       71,994     56,961
                           ---------  ---------    ---------  ---------
     Net income           $   49,178 $   41,537   $  142,908 $  110,577
                           =========  =========    =========  =========
Net income per share:
     Basic                $    0.42  $    0.37    $    1.24  $    1.00
                           =========  =========    =========  =========
     Diluted              $    0.41  $    0.36    $    1.19  $    0.97
                           =========  =========    =========  =========
Shares used to compute
  net income per share:
     Basic                   116,027    113,356      115,425    110,646
                           =========  =========    =========  =========
     Diluted                 126,835    123,347      126,470    114,135
                           =========  =========    =========  =========

See accompanying notes to condensed consolidated financial statements.

                   SOLECTRON CORPORATION AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (In thousands)
                                                  Nine Months Ended
                                                       May 31,
                                               ------------------------
                                                  1998          1997
                                               ----------    ----------
Cash flows from operating activities:
  Net income                                   $  142,908    $  110,577
  Adjustments to reconcile net income
   to net cash provided by operating
   activities:
     Depreciation and amortization                 90,560        79,627
     Tax benefit associated with the
      exercise of stock options                     2,681         5,265
     Other                                         19,646           (37)
     Changes in operating assets and
      liabilities:
      Accounts receivable                        (144,021)      (47,885)
      Inventories                                (159,839)     (104,722)
      Prepaid expenses and other
       current assets                             (19,397)       (7,111)
      Accounts payable                            152,788       174,526
      Accrued expenses and other
       current liabilities                          5,256            68
                                               ----------    ----------
     Net cash provided by operating
     activities                                    90,582       210,308
                                               ----------    ----------
Cash flows from investing activities:
  Sales and maturities of short-term
   investments                                    256,300      123,245
  Purchases of short-term investments            (164,882)    (226,216)
  Capital expenditures                           (186,868)    (110,827)
  Acquisition of facilities                       (79,465)
  Proceeds from leasing transactions               25,528           --
  Other                                            (2,078)       8,444
                                               ----------   ----------
     Net cash used in investing
     activities                                  (151,465)    (205,354)
                                               ----------   ----------


                               (continued on next page)

See accompanying notes to condensed consolidated financial statements.

                  SOLECTRON CORPORATION AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                            (In thousands)
                                                 Nine Months Ended
                                                      May 31,
                                              ------------------------
                                                 1998          1997
                                              ----------    ----------
Cash flows from financing activities:
  Repayments of long-term debt                    (1,619)       (2,343)
  Net proceeds from sale of common stock          22,231        29,619
  Other                                             (108)       (1,727)
                                              ----------    ----------
     Net cash provided by financing
     activities                                   20,504        25,549
                                              ----------    ----------
Effect of exchange rate changes on
 cash and cash equivalents                         1,027        (2,279)
                                              ----------    ----------
Net (decrease) increase in cash and
 cash equivalents                                (39,352)       28,224

Cash and cash equivalents at
 beginning of period                             225,073       228,830
                                              ----------    ----------
Cash and cash equivalents at
 end of period                                $  185,721    $  257,054
                                              ==========    ==========


SUPPLEMENTAL DISCLOSURES

Cash paid during the period:
   Income taxes                               $    55,509   $   64,493
   Interest                                   $    12,487   $   25,572

Non-cash investing and financing
activities:
   Issuance of common stock for
     business combination                     $       --    $   18,335

See accompanying notes to condensed consolidated financial statements.

SOLECTRON CORPORATION AND SUBSIDIARIES


NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - Basis of Presentation

The accompanying condensed consolidated balance sheets as of May 31, 1998 (unaudited) and August 31, 1997, the unaudited condensed consolidated statements of income for the three- and nine-month periods ended May 31, 1998 and 1997, and the unaudited condensed consolidated statements of cash flows for the nine months ended May 31, 1998 and 1997 have been prepared on substantially the same basis as the annual consolidated financial statements. Management believes the financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the Company's financial position, operating results and cash flows for the periods presented. The results of operations for the three- and nine-month periods ended May 31, 1998 are not necessarily indicative of results to be expected for the entire year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended August 31, 1997 included in the Company's Annual Report to Stockholders.

For clarity of presentation, the Company has indicated its third fiscal quarter as ending on May 31, and its fiscal year as ending on August 31, whereas in fact, the Company's third quarter of fiscal 1998 ended on May 29, 1998, its third quarter of fiscal 1997 ended on May 30, 1997 and its 1997 fiscal year ended on August 29, 1997.

NOTE 2 - Inventories

Inventories consisted of (in thousands):

                                    May 31,          August 31,
                                     1998               1997
                                 -----------        -----------
          Raw materials           $  523,426        $  365,630
          Work-in-process            211,289           128,992
                                 -----------        -----------
          Total                   $  734,715        $  494,622
                                 ===========        ===========

NOTE 3 - Net Income Per Share

Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share," replaced the previously reported primary and fully diluted net income per share with basic and diluted net income per share. Basic net income per share is calculated using the weighted average number of common shares outstanding during the period. Diluted net income per share is calculated using the weighted average number of common shares plus dilutive common equivalent shares outstanding during the period. Common equivalent shares consist of stock options that are computed using the treasury stock method and shares issuable upon conversion of the Company's outstanding convertible notes.

All net income per share amounts for all periods have been presented, and where necessary, restated to conform to the requirements of SFAS No. 128.

The following table sets forth the computation of basic and diluted income per share for the three- and nine-month periods ended May 31, 1998 and 1997.

                                Three Months Ended     Nine Months Ended
                                      May 31,               May 31,
                                ------------------    ------------------
                                  1998       1997       1998      1997
                                --------  --------    --------  --------
Net income - basic              $ 49,178  $ 41,537    $142,908  $110,577

 Interest expense from
  convertible subordinated
  notes, net of taxes              2,398     2,380       7,194       --
                                --------  --------    --------  --------
Net income - diluted            $ 51,576  $ 43,917    $150,102  $110,577
                                ========  ========    ========  ========

Shares used to compute
 net income per share:

Basic:
 Weighted average shares         116,027   113,356     115,425   110,646
                                ========  ========    ========  ========
Diluted:
 Weighted average shares         116,027   113,356     115,425   110,646
 Common stock equivalents -
  stock options                    4,004     3,187       4,241     3,489
 Common shares issuable
  upon assumed conversion
  of convertible subordinated
  notes                            6,804     6,804       6,804        --
                                --------  --------    --------  --------
    Total diluted shares         126,835   123,347     126,470   114,135
                                ========  ========    ========  ========

Net income per share - basic     $ 0.42    $ 0.37      $ 1.24    $ 1.00
                                ========  ========    ========  ========

Net income per share - diluted   $ 0.41    $ 0.36      $ 1.19    $ 0.97
                                ========  ========    ========  ========

For the three- and nine-month periods ended May 31, 1998, options to purchase 1.7 million shares of common stock with exercise prices greater than the average fair market value of the Company's stock for the period of $42.52 and $41.41, respectively, are not included in the calculation because the effect would have been antidilutive. For the three- and nine-month periods ended May 31, 1997, options to purchase 1.3 million shares of common stock with exercise prices greater than the average fair market value of the Company's stock for the period of $27.17 and $26.97, respectively, are not included in the calculation because the effect would have been antidilutive. In addition, the calculation for the nine-month period ended May 31, 1997 does not include the 6.8 million common shares issuable upon conversion of the convertible subordinated notes as they would also have been antidilutive.

NOTE 4 - Asset Securitization Arrangement

In September 1997, the Company entered into an asset securitization arrangement with a bank under which it may sell up to $120 million of eligible accounts receivable. The arrangement is subject to certain financial covenants and management representations. No transaction has occurred under this arrangement.

NOTE 5 - Commitments

The Company leases various facilities under operating lease agreements. These leases expire at various dates through the year 2014. Substantially all leases require the Company to pay property taxes, insurance, and normal maintenance costs. All of the Company's leases have fixed minimum lease payments except the lease for certain facilities in Milpitas, California. Payments under this lease are periodically adjusted based on LIBOR rates. This lease provides the Company with the option at the end of the lease of either acquiring the property at its original cost or arranging for the property to be acquired. The Company is contingently liable under a first loss clause for a decline in the market value of the property of up to $52.1 million in the event that the Company does not purchase the property at the end of the lease term. The Company must also maintain compliance with financial covenants similar to its credit facilities. Future minimum lease payments related to lease obligations are approximately $17.0 million, $11.8 million, $9.0 million, $6.5 million and $4.2 million in each of the years in the five year period ending August 31, 2002 and an aggregate $1.1 million for periods after that date.

NOTE 6 - Acquisition of NCR Operations

On April 27, 1998, the Company acquired NCR Corporation's (NCR) manufacturing assets in three cities for a purchase price of approximately $79.5 million, subject to adjustment. The acquisition has been accounted for as a purchase of assets and the purchase price has been allocated to the assets acquired based on the relative fair values of the assets at the date of acquisition. Under the terms of the agreement, NCR will outsource the manufacturing of certain of its computer components to Solectron for at least five years and Solectron has hired approximately 1,200 NCR manufacturing and related support employees.

NOTE 7 - Subsequent Event

On June 1, 1998, the Company acquired International Business Machine Corporation's (IBM) electronic card assembly and test (ECAT) operations in Charlotte, North Carolina for a purchase price of approximately $95.4 million, subject to adjustment. The acquisition has been accounted for as a business combination and the purchase price has been allocated to the assets acquired based on the fair market value of the assets at the date of acquisition. Under the terms of the agreement, Solectron has hired approximately 700 IBM manufacturing and related support employees and the Company will provide printed circuit board assembly services to IBM in North America for the next three years. In addition, IBM will make available to Solectron 115 patents and 51 disclosures covering a wide spectrum of technologies and capabilities. IBM will also provide to Solectron failure analysis and characterization tools for process development and manufacturing, including fault detection and isolation.

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

The Company has manufacturing operations in locations throughout the world, including North America, Europe, the Asia/Pacific region and Brazil. Solectron also has its Asia/Pacific headquarters office in Taipei, Taiwan and a program office located in Japan. The Company's Force Computers and Fine Pitch Technologies subsidiaries are both headquartered in San Jose, California. Force's European headquarters and a significant portion of its operations are located in Munich, Germany. In addition to its headquarters locations, Force has sales support offices in various locations in the United States and internationally. Fine Pitch has operations in California and in Massachusetts.

During 1997, the Company established a strategic, global manufacturing partnership with Ericsson Telecom AB's Business Area Infocom Systems (Ericsson). The Company has established a New Product Introduction center in Norrkoping and Stockholm, Sweden, and production from certain Ericsson plants worldwide has been transferred to Solectron manufacturing sites around the world. In October 1997, Solectron acquired certain assets, primarily equipment and inventory, of Ericsson's printed circuit board assembly operation located in Sao Paolo, Brazil. In addition, Solectron's subsidiary, Solectron Brasil Ltda., hired approximately 370 persons formerly employed by Ericsson Telecomunicacoes S.A. in Brazil.

In April 1998, the Company acquired NCR Corporation's (NCR) manufacturing assets in three cities for a purchase price of approximately $79.5 million, subject to adjustment. The acquisition has been accounted for as a purchase of assets and the purchase price has been allocated to the assets acquired based on the relative fair values of the assets at the date of acquisition. Under the terms of the agreement, NCR will outsource the manufacturing of certain of its computer components to Solectron for at least five years and Solectron has hired approximately 1,200 NCR manufacturing and related support employees.

In June 1998, the Company acquired International Business Machine Corporation's (IBM) electronic card assembly and test (ECAT) operations in Charlotte, North Carolina for a purchase price of approximately $95.4 million, subject to adjustment. The acquisition has been accounted for as a business combination and the purchase price has been allocated to the assets acquired based on the fair market value of the assets at the date of acquisition. Under the terms of the agreement, Solectron has hired approximately 700 IBM manufacturing and related support employees and the Company will provide printed circuit board assembly services to IBM in North America for the next three years. In addition, IBM will make available to Solectron 115 patents and 51 disclosures covering a wide spectrum of technologies and capabilities. IBM will also provide to Solectron failure analysis and characterization tools for process development and manufacturing, including fault detection and isolation.

In June 1998, the Company also announced that it intended to enter into a strategic alliance with Ingram Micro Inc. to provide global build-to-order and configure-to-order assembly services for personal computers, servers and related products in the United States, Canada, Europe, Asia and Latin America. The alliance will be managed by both companies under a joint management matrix that will include a sales and marketing staff, program management, information technology resources and test and process engineers and will, in most part, utilize existing facilities, systems and personnel. The agreement between the companies is subject to negotiation of definitive agreements. The agreement is expected to be completed by the end of calendar 1998.

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

The following table sets forth, for the periods indicated, certain items in the Condensed Consolidated Statements of Income as a percentage of net sales. The financial information and the discussion below should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto.

                              Three Months Ended      Nine Months Ended
                                    May 31,                May 31,
                                1998       1997        1998       1997
                              -------    -------     -------    -------
   Net sales                    100.0%     100.0%      100.0%     100.0%
   Cost of sales                 89.6       88.2        89.4       88.5
                              -------    -------     -------    -------
         Gross profit            10.4       11.8        10.6       11.5
   Operating expenses:
     Selling, general &
      administrative              4.3        4.9         4.3        4.7
     Research & development        .4         .5          .4         .4
     Acquisition costs              -          -           -         .1
                              -------    -------     -------    -------
         Operating income         5.7        6.4         5.9        6.3
    Interest (income)
       expense, net               (.1)         -         (.1)         -
                              -------    -------     -------    -------
         Income before
          income taxes            5.8        6.4         6.0        6.3
   Income taxes                   1.9        2.2         2.0        2.1
                              -------    -------     -------    -------
   Net income                     3.9%       4.2%        4.0%       4.2%
                              =======    =======     =======    =======

Net Sales

Net sales for the three- and nine-month periods of fiscal 1998 grew to $1.3 billion and $3.6 billion, respectively, increases of 30.0% and 35.9%, respectively, over the same periods in fiscal 1997. The sales growth is attributable to significant increases in sales volume from both existing and new customers worldwide, including the completion of the transfer of production from certain Ericsson plants to various Solectron locations around the world and the acquisition of the three NCR sites, which contributed one month of revenue to the 1998 periods.

Within the Americas, sites that benefited most from start up and major new programs had substantial increases in net sales for the fiscal 1998 periods compared to the fiscal 1997 periods. Sales growth at the Texas site was particularly strong as a result of these factors. In addition, the new sites in Mexico and Brazil, as well as the newly-acquired sites from NCR, contributed incremental net sales to the fiscal 1998 periods. Sales related to printed circuit board assembly at the Milpitas, California site decreased in the three- and nine-month periods of fiscal 1998 compared to the same periods of fiscal 1997 primarily due to deliberate management actions initiated in the fourth quarter of fiscal 1997 to achieve improved global load balancing and specific product program transitioning; however, sales related to systems assembly at the Milpitas site increased in both fiscal 1998 periods compared to the fiscal 1997 periods. Sales in all of the Company's European and Asian locations, except for the program office in Japan, increased in the fiscal 1998 periods over the comparable periods of fiscal 1997 primarily as a result of core business growth and new accounts. Sales growth in the Company's location in Scotland was particularly strong due to the ramp up of major customers' printed circuit board assembly activities in that operation. Although the Company does not currently anticipate any future decline in sales, to lessen the potential impact of any possible future declines to customers within any particular region or market segment, the Company is committed to seeking diversification of its customer base among many countries, market segments and product lines within market segments.

Several of the Company's customers accounted for more than 10% of the Company's net sales in the three- and nine-month periods of fiscal 1998 and 1997. The following table details these customers and the percentage of net sales attributed to them.

                              Three Months Ended      Nine Months Ended
                                    May 31,                May 31,
                                1998       1997        1998       1997
                              -------    -------     -------    -------
Hewlett-Packard Company (HP)    13.8%      12.0%       14.3%      13.3%
Cisco Systems, Inc.             12.8%      11.0%       11.2%        *
Sun Microsystems, Inc.          11.0%        *         11.1%        *
Bay Networks, Inc.                *        10.2%         *        10.8%
-------------
* Less than 10%

No other customer accounted for more than 10% of net sales during any of the periods presented.

Solectron's top ten customers accounted for 66.8% and 65.7% of consolidated net sales in the first nine months of fiscal 1998 and 1997, respectively. Solectron is still dependent upon continued revenues from HP and the rest of its top ten customers and there can be no guarantee that these or any other customers will not increase or decrease as a percentage of consolidated net sales either individually or as a group. Consequently, any material decrease in sales to these or other customers could have an adverse material effect on Solectron's results of operations.

In the first nine months of fiscal 1998, international locations contributed 34.1% of consolidated net sales compared to 25.8% in the same period of fiscal 1997. In addition to the sales growth factors for Europe and Asia noted above, the Company's international sales also benefited from the addition in fiscal 1998 of the sites in Mexico and Brazil and the acquisition of the site in Ireland from NCR in April 1998. The rate of international versus domestic sales, as well as international sales versus domestic sales as a percentage of the Company's overall sales can fluctuate significantly over time.

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

Solectron's operations in Milpitas, California contributed a substantial portion of Solectron's net sales and operating income during the first nine months of fiscal 1998 and fiscal 1997. In recent quarters, management has undertaken deliberate actions to achieve improved global load balancing by transferring certain projects from the Milpitas site to other sites worldwide. However, the performance of the Milpitas operation is expected to continue as a significant factor in the overall financial performance of Solectron. Any adverse material change to the customer base, product mix, efficiency, or other attributes of this site could have an adverse material effect on Solectron's consolidated results of operations.

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

Gross Profit

The gross margin percentage decreased to 10.6% for the first nine months of fiscal 1998 period from 11.5% for the same period of fiscal 1997. The decrease was due primarily to start-up costs associated with the Company's operations in China and Mexico, as well as a shift toward higher volume projects and system build projects that typically have lower margins. In addition, gross margins of the newly-acquired NCR operations are lower than the overall average margins of the rest of the Company primarily due to the fact that the majority of its net sales are derived from system integration activities, which normally generate lower gross margins than printed circuit board assembly.

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

Selling, General and Administrative Expenses

In absolute dollars, selling, general and administrative (SG&A) expenses increased 14.1% and 25.5%, respectively, for the three- and nine-month periods of fiscal 1998 over the same periods in fiscal 1997. For the third quarter of fiscal 1998, the increase is due to growth within the Company's Force Computers subsidiary plus the addition of new sites in China, Mexico, Brazil and Sweden and the NCR sites, partially offset by cost-containment measures in established locations. In addition to the increases related to these new sites and the inclusion of Force for the full fiscal 1998 period, the increase for the nine-month period of fiscal 1998 resulted from investment in infrastructure such as personnel and related departmental expenses at all manufacturing locations as well as continuing investment in information systems to support the increased size and complexity of the Company's business. As a percentage of net sales, SG&A expenses were 4.3% in each of the fiscal 1998 periods and 4.9% and 4.7%, respectively, in the three- and nine-month periods of fiscal 1997. The most significant reason for the fiscal 1998 decrease in SG&A expenses as a percentage of net sales is the significant increase in the sales base partially offset by the inclusion of Force, which has a more sales-intensive operating structure, and the costs associated with starting up new sites and investments in the Company's information systems. The Company anticipates SG&A expenses will continue to increase in terms of absolute dollars in the future, and may possibly increase as a percentage of revenue, as the Company continues to invest in the infrastructure necessary to support its current and prospective business.

Research and Development Expenses

With the exception of its Force Computers operation, the Company's research and development (R&D) activities have been focused primarily on the development of prototype and engineering design capabilities, fine pitch interconnecting technologies (which include ball-grid array, tape-automated bonding, multichip modules, chip-on-flex, chip-on-board and flip chip), high reliability environmental stress test technology and the implementation of environmentally-friendly assembly processes, such as VOC-free and no-clean. Force's R&D efforts are concentrated on new product development and improvement of product designs through improvements in functionality and the use of micro-processors in embedded applications. Research and development expenses, as a percentage of net sales, were 0.4% in both the three- and nine-month periods of fiscal 1998 and 0.5% and 0.4%, respectively, in the fiscal 1997 periods. The increase in R&D expenses in the first nine months of fiscal 1998 compared to the first nine months of fiscal 1997 is due to the acquisition of Force in November 1996. The Company expects that R&D expenses will increase in absolute dollars in the future and may increase as a percentage of net sales as Force and the newly-acquired NCR and IBM sites continue to invest in their R&D efforts. In addition, certain new R&D projects will be undertaken at some of the Company's Asian sites, particularly at the Malaysia sites in connection with the tax holiday. (See "Income Taxes.")

Acquisition Costs

A one time charge for acquisition costs of approximately $4.0 million was incurred in fiscal 1997 as a result of the acquisition of Force Computers during the quarter ended November 30, 1996.

Net Interest Income (Expense)

Net interest income was $1.6 million and $1.9 million, respectively, for the three- and nine-month periods of fiscal 1998 compared to $0.3 million and $1.1 million, respectively, for the fiscal 1997 periods. Interest expense on the Company's long-term debt is approximately $6.2 million per quarter and has been offset by interest earned on undeployed cash and short-term investments. In the first nine months of fiscal 1998, the Company capitalized approximately $1.7 million of interest expense related to the construction of its new facilities in Mexico and China. Solectron used a portion of its cash and short-term investments to fund its acquisitions from NCR and IBM. The Company expects to utilize more of the undeployed cash during future periods in order to fund anticipated future growth. See "Trends and Uncertainties -- Management of Growth," and "Potential Fluctuations in Operating Results."

Income Taxes

Income taxes increased to $72.0 million in the first nine months of fiscal 1998 from $57.0 million in the fiscal 1997 period primarily due to increased income before income taxes. Solectron's effective income tax rate decreased slightly to 33.5% in the fiscal 1998 period from 34% in the first nine months of fiscal 1997.

In general, the effective income tax rate is largely a function of the balance between income from domestic and international operations. Solectron's international operations, taken as a whole, have been taxed at a lower rate than in the United States, primarily due to the tax holiday granted to the Company's Malaysia sites. The Malaysian tax holiday is effective through January 31, 2002, subject to certain conditions. The Company has also been granted various tax holidays in China, which are effective for various terms and are subject to certain conditions.

Liquidity and Capital Resources

Working capital was $1.0 billion at May 31, 1998 compared to $932 million at the end of fiscal 1997. A major component of working capital at May 31, 1998 continues to be undeployed cash from the proceeds of the two debt offerings during fiscal 1996. In the third quarter of fiscal 1998, the Company used approximately $79.5 million of its cash and short-term investments to fund its acquisition of NCR's manufacturing assets. In June 1998, the Company used an additional $95.4 million to fund its acquisition IBM's ECAT business. As Solectron continues to grow, it is expected that the Company will require greater amounts of working capital to support its operations. The Company believes that its current level of working capital together with cash generated from operations and the Company's available credit facilities will provide adequate working capital for the foreseeable future.

Inventory levels fluctuate directly with the volume of the Company's manufacturing. Changes or significant fluctuations in product market demands can cause fluctuations in inventory levels which may result in changes in levels of inventory turns and liquidity. Historically, the Company has been able to manage its inventory levels in response to these fluctuations. However, should material fluctuations occur in product demand, the Company could experience slower turns and reduced liquidity.

In the first nine months of fiscal 1998, the Company invested approximately $187 million in capital expenditures. A large portion of these expenditures related to the purchase of new equipment, primarily surface mount assembly and test equipment, to meet current and expected production levels, as well as to replace or upgrade older equipment that was retired or sold. Significant expenditures were also made for the acquisition of land and buildings for the Company's new manufacturing sites, principally in China, Mexico and Brazil. The Company expects total capital expenditures in fiscal 1998 to be in the range of $200 million to $225 million. In the second quarter of fiscal 1998, the Company entered into an arrangement with a third-party leasing company under which certain of the Company's fixed assets have been sold to the leasing company and leased back. The Company is accounting for these as operating leases.

In addition to working capital as of May 31, 1998, which includes cash and cash equivalents of $186 million and short-term investments of $166 million less $95.4 million used in June to acquire the IBM ECAT business, the Company has available a $100 million unsecured multicurrency revolving credit facility and a $120 million asset securitization arrangement. Both of these facilities are subject to financial covenants. The Company also has approximately $89.4 million in available foreign credit facilities.

Trends and Uncertainties

Customer Concentration; Dependence on the Electronics Industry

In the first nine months of fiscal 1998 and for the full years of fiscal 1997, 1996 and 1995, the Company's ten largest customers accounted for at least 64% of consolidated net sales. The Company is dependent upon continued revenues from its top ten customers. Any material delay, cancellation or reduction of orders from these or other significant customers could have an adverse material effect on the Company's results of operations. During the first nine months of fiscal 1998, HP accounted for 14.3% of net sales compared to 13.3% during the same period of fiscal 1997. There can be no assurance that the Company will continue to do business with HP or any other customer.

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

Management of Growth; Geographic Expansion

The Company has experienced substantial growth over the last five fiscal years, with net sales increasing from $836 million in fiscal 1993 to $3.7 billion in fiscal year 1997. In recent years, the Company has acquired or established facilities in many locations. In the first quarter of fiscal 1998, the Company announced the opening of its Asia/Pacific headquarters office in Taipei, Taiwan; began operations in Guadalajara, Mexico; and, as further discussed in "Partnership with Ericsson and Related Transactions," established a manufacturing facility near Sao Paulo, Brazil, and opened a New Product Introduction center in Sweden. In April 1998, the Company announced plans to open a manufacturing facility in Timisoara, Romania, and in May 1998, announced the establishment of a program office in Israel. In addition, in April and June 1998, the Company completed its acquisitions of certain manufacturing facilities and employees from NCR and IBM, respectively. (See "Acquisition of NCR and IBM Operations.") In June 1998, the Company announced that it intended to enter into a strategic alliance with Ingram Micro Inc. (See "Proposed Alliance with Ingram Micro.") During fiscal 1997, the Company announced the establishment of new manufacturing facilities in Suzhou, China; began operations at its manufacturing facility in Westborough, Massachusetts; and, in November 1996, acquired Force Computers Inc., which has operations in California and Germany. The Company continually evaluates growth and acquisition opportunities and may pursue additional opportunities over time. There can be no assurance that the Company's historical revenue growth will continue or that the Company will successfully manage the facilities in China and Mexico, the partnership with and acquisitions from Ericsson, the acquisitions from NCR and IBM, the proposed alliance with Ingram Micro or any other businesses or assets it may acquire in the future.
As the Company manages its existing operations and expands geographically, it may experience certain inefficiencies as it integrates new operations and manages geographically dispersed operations. In addition, the Company's results of operations could be adversely affected if its new facilities do not achieve growth sufficient to offset increased expenditures associated with geographic expansion. The Company's expenses and working capital requirements will continue to increase as the new facilities become fully operational and the transactions with Ericsson, NCR and IBM are completed. Should the Company increase its expenditures in anticipation of a future level of sales which does not materialize, its profitability would be adversely affected. On occasion, customers may require rapid increases in production which can place an excessive burden on the Company's resources.

Partnership with Ericsson and Related Transactions

During 1997, the Company established a strategic, global manufacturing partnership with Ericsson Telecom AB's Business Area Infocom Systems. The Company has established a New Product Introduction center in Norrkoping and Stockholm, Sweden, and production from certain Ericsson plants worldwide has been transferred to Solectron manufacturing sites around the world. In October 1997, Solectron acquired certain assets, primarily equipment and inventory, of Ericsson's printed circuit board assembly operation located in Brazil. In addition, Solectron's subsidiary, Solectron Brasil Ltda., hired approximately 370 persons formerly employed by Ericsson Telecomunicacoes S.A. in Brazil. Under the terms of the agreement, Ericsson will contract for Solectron's services from Solectron Brasil Ltda. through September 1999. Thereafter, Solectron will bear the risk of filling the manufacturing capacity at the site with renewed business from Ericsson or new business from other customers.

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

Acquisitions of NCR and IBM Operations

On April 27, 1998, the Company acquired NCR's manufacturing assets in three cities, two in the United States and one in Ireland, for a purchase price of approximately $79.5 million, subject to adjustment. As part of the transaction, Solectron hired approximately 1,200 NCR manufacturing and related support employees currently employed at these locations. Under the terms of the agreement, NCR will outsource the manufacturing of certain of its computer components to Solectron for at least five years. Thereafter, Solectron will bear the risk of filling the manufacturing capacity at the sites with renewed business from NCR or new business from other customers.

On June 1, 1998, the Company acquired IBM's ECAT operations in Charlotte, North Carolina for a purchase price of approximately $95.4 million, subject to adjustment. Under the terms of the agreement, Solectron has hired approximately 700 IBM manufacturing and related support employees and the Company will provide printed circuit board assembly services to IBM in North America for the next three years. In addition, IBM will make available to Solectron 115 patents and 51 disclosures covering a wide spectrum of technologies and capabilities. IBM will also provide to Solectron failure analysis and characterization tools for process development and manufacturing, including fault detection and isolation.

The transactions with NCR and IBM entail a number of risks, including successfully managing the integration of the operations, retention of key employees, integrating purchasing operations and information systems, managing an increasingly larger and more geographically disparate business, obtaining customers other than NCR and IBM for these facilities and renewing each of the NCR and IBM business or replacing it with new business after expiration of NCR's and IBM's respective commitments. In addition, the transactions with NCR and IBM will increase Solectron's expenses and working capital requirements and there is no assurance that Solectron will achieve sufficient revenue to offset the increased expenses. There can be no assurance that Solectron will successfully manage the risks of these transactions.

Proposed Alliance with Ingram Micro

In June 1998, the Company announced that it intended to enter into a strategic alliance with Ingram Micro Inc. to provide global build-to-order and configure-to-order assembly services for personal computers, servers and related products in the United States, Canada, Europe, Asia and Latin America. The alliance will be managed by both companies under a joint management matrix that will include a sales and marketing staff, program management, information technology resources and test and process engineers and will, in most part, utilize existing facilities, systems and personnel. The agreement between the companies is subject to negotiation of definitive agreements. The agreement is expected to be completed by the end of calendar 1998.

The proposed alliance with Ingram Micro entails a number of risks, including successfully establishing the joint management matrix for the alliance, retention of key employees, integrating purchasing operations and information systems and obtaining customers for the services to be provided by the alliance. In addition, the alliance with Ingram Micro will increase Solectron's expenses and working capital requirements and there is no assurance that Solectron will achieve sufficient revenue to offset the increased expenses. There can be no assurance that Solectron will successfully manage the risks of this alliance or that the terms of the alliance will be finalized.

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

Southeast Asia is currently experiencing currency, economic and political instability. To date, the Company's operations have not experienced significant adverse effects from this instability. However, to the extent the Company's worldwide customers sell the products manufactured by Solectron into the Southeast Asia market, the customer's sales may be adversely affected, which could decrease demand for the Company's manufacturing services. The Company cannot predict whether such a decrease in demand will materialize and if it does, whether it will have an adverse material effect on the Company's results of operations.

The Company has been granted a tax holiday for its Malaysia sites which is effective through January 31, 2002, subject to certain conditions. The Company has also been granted various tax holidays in China. These tax holidays are effective for various terms and are subject to certain conditions. There is no assurance that the current tax holidays will not be terminated or modified or that any future tax holidays that the Company may seek will be granted. If the current tax holidays are terminated or modified or if additional tax holidays are not granted in the future, the Company's effective income tax rate would likely increase.

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

Intellectual Property Protection

The Company's ability to compete may be affected by its ability to protect its proprietary information. The Company holds a limited number of U.S. patents related to the process and equipment used in its surface mount technology. The Company's subsidiary, Force Computers, also holds a number of patents related to VME technology. The Company believes these patents are valuable. In addition, as part of its recent acquisition of the IBM ECAT business, the Company has access to a number of IBM patents. However, there can be no assurance that these patents will provide meaningful protection for the Company's manufacturing process and equipment innovations or Force's technology.

There can be no assurance that third parties will not assert infringement claims against the Company or its customers in the future, either against the patents the Company holds itself or against the IBM patents it has access to. In the event a third party does assert an infringement claim, the Company may be required to expend significant resources to develop a non-infringing manufacturing process or technology or to obtain licenses to the manufacturing process or technology which is the subject of litigation. There can be no assurance that the Company would be successful in such development or that any such licenses would be available on commercially acceptable terms, if at all. In addition, such litigation could be lengthy and costly and could have an adverse material effect on the Company's financial condition regardless of the outcome of such litigation.

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

"Year 2000" Issues

The Company is aware of the issues associated with the programming code in existing computer systems as the year 2000 approaches. The "Year 2000" problem is pervasive and complex, as many computer systems, manufacturing equipment and industrial control systems will be affected in some way by the rollover of the two-digit year value to 00. Systems that do not properly recognize such data could generate erroneous information or cause a system to fail. The Year 2000 issue creates risk for the Company from unforeseen problems in its own systems and from third parties with whom the Company deals on financial transactions worldwide. Failures of the Company's and/or third parties' computer systems, manufacturing equipment and industrial control systems could have a material impact on the Company's ability to conduct its business.

The Company has formed a worldwide task force that is currently analyzing the Company's internal systems as well as all external systems (such as vendor, customer, banking systems, etc.) upon which the Company is dependent to identify any potential Year 2000 issues. Based on the results of this analysis, which is expected to be completed in the fourth quarter of fiscal 1998, the task force will develop a strategy to address the issues and take appropriate corrective action. The Company has not yet determined the timetable or the cost related to achieving Year 2000 compliance.

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

The Company does not use derivative financial instruments for speculative purposes. The Company's policy is to hedge its foreign currency denominated transactions in a manner that substantially offsets the effects of changes in foreign currency exchange rates. The Company uses foreign currency borrowings and foreign currency forward contracts to hedge the currency risks of transactions denominated in foreign currencies. Gains and losses on these foreign currency hedges are generally offset by corresponding losses and gains on the underlying transaction. In addition, the Company's international operations in many instances act as a natural hedge because both sales and operating expenses are denominated in local currency. Therefore, although an unfavorable change in the exchange rate of a foreign currency against the U.S. dollar will result in lower sales when translated to U.S. dollars, operating expenses will also be lower in these circumstances.

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




                                     SOLECTRON CORPORATION
                                    (Registrant)





Date: July 7, 1998              By:  /s/ Susan Wang
                                     ______________________
                                     Susan S. Wang
                                     Senior Vice President, Chief
                                     Financial Officer and Secretary
                                     (Principal Financial Officer)