Form 10-K
period 1998-08-28
SOLECTRON CORP
filed 1998-11-13
CIK 835541

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.
                         ______________________

                               FORM 10-K
             ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934
             ______________________________________________
Mark One
[x] Annual report pursuant to section 13 or 15(d) of the Securities
    Exchange Act of 1934 [Fee Required]
    For the Fiscal Year Ended August 28, 1998, or

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

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the Registrant's Common Stock held by non-affiliates on October 31, 1998 (based upon the last reported price of the Common Stock on the New York Stock Exchange on such date) was approximately $4,220 million.

As of October 31, 1998, there were approximately 118,587,395 shares of the Registrant's Common Stock outstanding.

                  DOCUMENTS INCORPORATED BY REFERENCE

The Registrant's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on January 12, 1999, which the Company will file with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this report, is incorporated by reference in Part III of this Form 10-K to the extent stated herein.

                         SOLECTRON CORPORATION
                     1998 FORM 10-K ANNUAL REPORT
                           TABLE OF CONTENTS

                                                          Page
                                Part I

Item 1.   Business                                          4

Item 2.   Properties                                       13

Item 3.   Legal Proceedings                                14

Item 4.   Submission of Matters to a Vote of
          Security Holders                                 14

                                Part II

Item 5.   Market for the Registrant's Common Equity
          and Related Stockholder Matters                  15

Item 6.   Selected Financial Data                          16

Item 7.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations    17

Item 7A.  Quantitative and Qualitative Disclosures
          About Market Risk                                33

Item 8.   Financial Statements and Supplementary Data      34

Item 9.   Changes in and Disagreements with Accountants
          on Accounting and Financial Disclosure           58

                                Part III

Item 10.  Directors and Executive Officers of the
          Registrant                                       59

Item 11.  Executive Compensation                           62

Item 12.  Security Ownership of Certain Beneficial
          Owners and Management                            62

Item 13.  Certain Relationships and Related Transactions   62

                                Part IV

Item 14.  Exhibits, Financial Statement Schedules and
          Reports on Form 8-K                              63

          Signatures                                       64

Solectron and the Solectron logo are registered trademarks of Solectron Corporation. All other names are trademarks and/or registered trademarks of their respective owners.

                                 PART I

ITEM 1:   SOLECTRON BUSINESS

Solectron Corporation (the Company or Solectron) is an independent provider of customized manufacturing services to electronics original equipment manufacturers (OEMs). Solectron provides a wide variety of pre-manufacturing, manufacturing and post-manufacturing services. Solectron's goal is to offer its customers the significant competitive advantages that can be obtained from manufacturing outsourcing such as access to advanced manufacturing technologies, shortened product time-to-market, reduced cost of production and more effective asset utilization. Solectron has manufacturing operations in locations throughout the world, including North America, Europe, the Asia/Pacific region and Brazil. Solectron believes that the geographically diverse locations of its facilities enable it to build closer regional relationships with its customers and to better meet its customers' cost and local market content requirements.

Solectron Corporation was originally incorporated in California in August 1977 and reincorporated in Delaware in February 1997. Solectron's corporate headquarters are located at 777 Gibraltar Drive, Milpitas, California 95035. Its telephone number is (408) 957-8500 and its Internet address is www.Solectron.com.

The information contained within this overview of the business is qualified in its entirety by, and is subject to, the detailed information, consolidated financial statements and notes thereto contained elsewhere within this document under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Financial Statements and Supplementary Data".

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

Reduce Investment. As electronic products have become more technologically advanced and are shipped in greater unit volumes, the necessary investment required for internal manufacturing has increased significantly for working capital, capital equipment, labor, systems and infrastructure. Use of manufacturing specialists enables OEMs to gain access to advanced manufacturing capabilities while substantially reducing overall resource requirements.

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

Strategy

Solectron's goal is to offer its customers the significant competitive advantages of manufacturing outsourcing, such as access to advanced manufacturing technologies, shortened product time-to-market, lowest landed cost and more effective asset utilization. To achieve this goal Solectron's strategy emphasizes the following key elements:

Quality. Solectron believes that product quality is a critical success factor in the electronics manufacturing market. Solectron strives for continuous improvement of its processes and has adopted a number of quality improvement and measurement techniques to monitor its performance. Solectron has received numerous superior service and quality awards, including the Malcolm Baldrige National Quality Award in 1991 and again in 1997, the Best Manufacturing Plant in North America Award from Industry Week in 1998, the North Carolina Quality Leadership Award in 1996, Malaysian Quality Management Excellence Award in 1996 as well as the Malaysian Prime Minister's Quality Award in 1997, the Texas Quality Award in 1996 and numerous awards from its customers. All of Solectron's manufacturing facilities, except for Fine Pitch Technology, Inc. and the recently-established facility in Romania, are certified under ISO-9000 standards, which are international quality standards for design, manufacturing and distribution management systems.

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

Diverse Geographic Operations. An important element of Solectron's strategy is to establish production facilities in areas of high customer density or where manufacturing efficiencies can be achieved. Solectron currently has operations throughout the United States and in Mexico, Brazil, Europe and Asia. Solectron believes that its facilities in these diverse geographic locations enable Solectron to better address its customers' objectives regarding cost, shipping location, frequency of interaction with manufacturing specialists and local content requirements of endmarket countries. In addition, Solectron has its Asia/Pacific headquarters office in Taipei, Taiwan, and program offices in Japan and Israel. Solectron intends to continue to expand its operations as necessary to continue to serve its existing customers and to develop new business.

International Manufacturing Capability

Western United States. Solectron's headquarters and largest manufacturing operations are located in Silicon Valley, principally in Milpitas, California, in the midst of one of the largest concentrations of OEM electronics manufacturers. This facility offers a full range of services that span the product life cycle, including printed circuit board and systems design and prototyping; printed circuit board assembly; build-to-order, configure-to-order and complex systems assembly; end-of-life manufacturing; and depot repair. In addition, Solectron has a smaller site strategically located in Everett, Washington to help serve Solectron's customers in the Pacific Northwest and elsewhere.

The Company's subsidiary, Force Computers, Inc. (Force), is a leading designer and supplier of open, scalable system- and board-level embedded computer platforms for the telecomunications, industrial and command and control markets. Unlike general purpose computers, embedded computers are incorporated into systems and equipment to perform a single or limited number of critical control functions and are generally integrated into larger automated systems. A processor independent company, Force delivers products based on SPARC, Pentium, PowerPC and 68K technologies and has expertise in system design, board design, system integration and manufacturing. Force also provides support services, such as system configurations, application consulting and training to its customers. Force further enhances the Company's array of services, particularly in pre-manufacturing areas. Force's corporate headquarters are located in San Jose, California. Its European headquarters are located in Munich, Germany. In addition to its headquarters locations, Force has sales support offices located throughout the United States and in various international locations.

Another of the Company's subsidiaries, Fine Pitch Technology, Inc. (Fine Pitch), is also headquartered in San Jose, California. Fine Pitch provides extensive prototype services for electronics OEMs, further enhancing Solectron's ability to address the needs of design teams who require almost immediate availability of highly complex prototype assemblies.

Southwestern United States. Solectron believes that its facility in Austin, Texas is situated in a geographic region with strong growth of electronics OEMs that will allow Solectron to better service its existing customers and to attract new ones. This facility, which has recently completed a major expansion, offers a full range of integrated solutions that span the product life cycle, from complex ASIC circuit design to printed circuit board and systems assembly and fulfillment to end-of-life services.

Eastern United States. The Company's Eastern United States facility is located in Westborough, Massachusetts, near Boston, in the center of a geographic region with a large concentration of electronics OEMs. This facility offers circuit design services, printed circuit board and complex systems assembly and end-of-life manufacturing. The facility is located adjacent to a Fine Pitch site that specializes in quick-turn prototype services. The two groups work together to shorten customers' product development and manufacturing cycles, ultimately reducing their products' time-to-market.

Southeastern United States. Solectron's Southeastern United States operations are located in Charlotte, North Carolina, Columbia, South Carolina and Duluth and Braselton, Georgia. The Company's operations in

Charlotte, North Carolina, which were recently augmented by the acquisition of International Business Machine Corporation's (IBM) Electronic Card Assembly and Test (ECAT) manufacturing assets, specializes in low- to medium-volume, highly complex printed circuit board assembly. This site also provides printed circuit boards to the Columbia, South Carolina site, which specializes in customized systems design services and complex computer systems assembly. The facility in Duluth, Georgia is Solectron's East Coast center for build-to-order and configure-to-order systems assembly. The facility in Braselton, Georgia was acquired from Mitsubishi Consumer Electronics America, Inc. (MCEA), a subsidiary of Mitsubishi Electric Corporation, in October 1998 and will provide a full range of manufacturing services to MCEA's Cellular Mobile Telephone division. The Company expects to merge the two Georgia locations into a new facility in Suwanee, Georgia during fiscal 1999. The locations in Columbia, South Carolina and Duluth, Georgia were recently acquired from NCR Corporation. Solectron believes that these facilities allow it to better pursue new business opportunities with new and existing customers having Southeastern United States operations, in particular because of Charlotte's status as a transportation hub and its relative proximity to major Southeastern United States electronics markets.

Mexico. Solectron's site in Guadalajara, Mexico began providing a full range of printed circuit board assembly and systems build manufacturing services in the first quarter of fiscal 1998. This site was established to offer customers a low-cost, high volume manufacturing facility in North America.

Brazil. Solectron's manufacturing operation in Sao Paulo, Brazil was acquired from Ericsson Telecom AB's Business Area Infocom Systems (Ericsson) in October 1997. This site provides full systems build capabilities, engineering, printed circuit board and flex assembly, custom packaging and distribution services, primarily to multinational customers seeking access to the Latin American market.

Europe. Solectron has manufacturing operations in Bordeaux, France, Herrenberg, Germany, Dublin, Ireland, Timisoara, Romania and Dunfermline, Scotland. Each of these sites provides a full range of manufacturing capabilities to a multinational customer base. In addition, each site is developing an area of specific expertise to offer to all customers. The facility in France is the site of choice for depot repair in Europe, partly because of its centralized location, and also serves as a New Product Introduction Center. Germany offers design support, prototype services and low-volume, high-mix manufacturing services. In addition, Force's European headquarters are located in Munich, Germany. The Ireland facility provides systems design, build-to-order, configure-to-order and complex systems assembly. Romania provides a low-cost, high-volume manufacturing center for the European region. Scotland specializes in building printed circuit board assemblies, subassemblies and systems for multinational customers seeking entry into the European market. The Company also has a New Product Introduction Center in Sweden, which offers a full range of electronics product development services, including design and layout, concurrent engineering, test development and prototype engineering.

Asia. Solectron's Southeast Asia manufacturing operations are located in Penang and Johor, Malaysia. The operations were established to better serve the needs of OEMs requiring price-sensitive, high-volume production capabilities and to provide more efficient manufacturing services to customers located in Southeast Asia. The facilities currently provide electronics assembly, materials management and other services to customers located in Malaysia, Singapore, Japan, the United States and other locations. Solectron's facility in Suzhou, China began operations in fiscal 1997. This facility currently provides a full range of low-cost high volume manufacturing services.

New Product Introduction Center. The Company's New Product Introduction
(NPI) Center, is located in Sweden. The NPI Center offers a full range of electronics product development services, including design and layout, concurrent engineering, test development and prototype engineering.

Alliance with Ingram Micro Inc. In October 1998, the Company announced that it had signed a definitive agreement with Ingram Micro Inc. under which the two companies will enter into a strategic alliance to provide global build-to-order and configure-to-order assembly services for personal computers, servers and related products in the United States, Canada, Europe, Asia and Latin America. The alliance will be managed by both companies under a joint management matrix that will include a sales and marketing staff, program management, information technology resources and test and process engineers and will, in most part, utilize existing facilities, systems and personnel. The companies expect that shipments to customers will begin in early calendar 1999.

As Solectron manages the existing operations and expands geographically, it may experience certain inefficiencies from the management of geographically dispersed operations. In addition, Solectron's results of operations will be adversely affected if these new facilities do not achieve revenue growth sufficient to offset increased expenditures associated with geographic expansion.

In fiscal 1998, approximately 33.8% of Solectron's sales were from operations outside of the United States. As a result of continuous customer demand overseas, Solectron expects foreign sales to increase. Solectron's foreign sales and operations are subject to risks of doing business abroad, including fluctuations in the value of currency, export duties, import controls and trade barriers (including quotas), restrictions on the transfer of funds, associate turnover, work stoppages, longer payment cycles, greater difficulty in accounts receivable collection, burdens of complying with a wide variety of foreign laws and, in certain parts of the world, political instability. While to date these factors have not had an adverse material impact on Solectron's results of operations, there can be no assurance that there will not be such an impact in the future.

Manufacturing

Solectron's Approach

To achieve excellence in manufacturing, Solectron combines advanced manufacturing technology, such as computer-aided manufacturing and testing, with manufacturing techniques including just-in-time manufacturing, total quality management, statistical process control and continuous flow manufacturing. Just-in-time manufacturing is a production technique which minimizes work-in-process inventory and manufacturing cycle time while enabling Solectron to deliver products to customers in the quantities and time frame required. Total quality management is a management philosophy which seeks to impart high levels of quality in every operation of Solectron and is accomplished by the setting of quality objectives for every operation, tracking performance against those objectives, identifying work flow and policy changes required to achieve higher quality levels and a commitment by executive management to support changes required to deliver higher quality. Statistical process control is a set of analytical and problem-solving techniques based on statistics and process capability measurements through which Solectron can track process inputs and resulting quality and determine whether a process is operating within specified limits. The goal is to reduce variability in the process, as well as eliminate aberrations that contribute to quality below the acceptable range of each process performance standard.

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

Over 92% of Solectron's net sales during fiscal 1998 were derived from customers which were also customers during fiscal 1997. Although Solectron seeks to diversify its customer base, a small number of customers currently are responsible for a significant portion of Solectron's net sales. During fiscal 1998, 1997 and 1996, Solectron's ten largest customers accounted for 68.7%, 65.5% and 64.0% of consolidated net sales, respectively. Several customers each accounted for more than 10% of net sales during these years. Hewlett-Packard Company represented 13.9%, 13.5% and 10.7% of net sales in fiscal 1998, 1997 and 1996, respectively. Cisco Systems, Inc. and Sun Microsystems, Inc. accounted for 10.7% and 10.5%, respectively, of consolidated net sales in fiscal 1998. Nortel Networks, Inc., formerly Bay Networks, Inc., accounted for 10.4% of net sales in fiscal 1997. No other individual customer accounted for more than 10% of Solectron's net sales in any of these years.

Backlog

Backlog consists of contracts or purchase orders with delivery dates scheduled within the next twelve months. At August 31, 1998, Solectron's backlog was approximately $1.3 billion. The backlog was approximately $875 million at August 31, 1997. Because customers may cancel or reschedule deliveries, backlog is not a meaningful indicator of future financial results.

Competition

The electronic manufacturing services industry is comprised of a large number of companies, several of which have achieved substantial market share. Solectron also faces competition from current and prospective customers that evaluate Solectron's capabilities against the merits of manufacturing products internally. Solectron competes with different companies depending on the type of service or geographic area. Certain of Solectron's competitors may have greater manufacturing, financial, research and development and marketing resources than Solectron. Solectron believes that the primary basis of competition in its targeted markets is manufacturing technology, quality, responsiveness, the provision of value-added services and price. To remain competitive, Solectron must continue to provide technologically advanced manufacturing services, maintain quality levels, offer flexible delivery schedules, deliver finished products on a reliable basis and compete favorably on the basis of price. Solectron currently may be at a competitive disadvantage as to price when compared to manufacturers with lower cost structures, particularly with respect to manufacturers with established facilities where labor costs are lower.

Associates

As of August 31, 1998, Solectron employed 24,857 associates worldwide, including 4,857 temporary associates. Solectron's international operations employed 11,888 associates.

Patents and Trademarks

Solectron has obtained a limited number of U.S. patents related to the process and equipment used in its surface mount technology. The Company's subsidiary, Force Computers, holds a number of patents related to VME technology. In addition, as part of its recent acquisition of the IBM-ECAT manufacturing assets, the Company has access to a number of IBM patents. The Company also has registered trademarks in the United States and many countries throughout the world. These patents and trademarks are considered valuable to Solectron.

Although Solectron does not believe that its trademarks, manufacturing process, Force's technology or the IBM patents to which it has access infringe on the intellectual property rights of third parties, there can be no assurance that third parties will not assert infringement claims against Solectron in the future. If such an assertion were to be made, it may become necessary or useful for Solectron to enter into licensing arrangements or to resolve such an issue through litigation. However, there can be no assurance that such license rights would be available to Solectron on commercially acceptable terms or that any such litigation could be resolved favorably. Additionally, such litigation could be lengthy and costly and could have an adverse material effect on Solectron's financial condition regardless of the outcome of such litigation.

ITEM 2:   PROPERTIES

The Company's manufacturing facilities are located throughout North America, Europe and Asia. The table below lists the locations and square feet owned or leased for the Company's major operations.

                                   Square Feet           Lease
                             ----------------------   Termination
     Location                  Owned       Leased        Dates
--------------------         ----------  ----------   -----------
Americas:
  Milpitas, California (1)         --     1,385,000   1998 - 2005
  San Jose, California             --        95,000   1999 - 2001
  Duluth, Georgia                  --       146,000   1999
  Westborough, Massachusetts       --       100,000   2002
  Charlotte, North Carolina     620,000      75,000   2001
  Columbia, South Carolina         --       208,000   2000
  Austin, Texas                    --       783,000   2002
  Everett, Washington              --       254,000   2003
  Guadalajara, Mexico  (2)      500,000         --
  Sao Paulo, Brazil (3)            --       124,000   1999

Europe:
  Bordeaux, France              319,000        --
  Herrenberg, Germany           181,000        --
  Munich, Germany                  --       210,000   1999 - 2001
  Dublin, Ireland                41,000      71,000   1999
  Timisoara, Romania (3)           --        18,000   1999
  Dunfermline, Scotland         212,000        --
  Norkopping, Sweden               --        32,000   2002

Asia:
  Suzhou, China                 340,000        --
  Johor, Malaysia                  --       173,000   2001
  Penang, Malaysia              190,000     179,000   2002

(1) Includes facilities located nearby in Fremont and Newark, California.

(2) Includes approximately 37,000 square feet leased to a third party on a short-term lease.

(3) Facilities owned by the Company are currently under construction at these locations.

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

                               PART II

ITEM 5:   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS

Common Stock Information
The following table sets forth the quarterly high and low per share sales prices of Solectron's Common Stock for the two-year period ended August 31, 1998, as quoted on the New York Stock Exchange under the symbol SLR.

                                                 High         Low
                                               --------     --------
Fiscal 1997
      First Quarter                            29 15/16     17 1/8
      Second Quarter                           30 11/16     25 3/4
      Third Quarter                            32 1/2       23 9/16
      Fourth Quarter                           45 9/16      29 9/16

Fiscal 1998
      First Quarter                            47 7/16      33 15/16
      Second Quarter                           49 5/8       28 7/8
      Third Quarter                            48 9/16      36 7/16
      Fourth Quarter                           53 1/8       35 7/16

Solectron has not paid any dividends since its inception and does not intend to pay any dividends in the foreseeable future. Additionally, the covenants to the Company's financing agreements prohibit the payment of cash dividends. As of August 31, 1998, there were approximately 1,011 stockholders of record based on data obtained from the Company's transfer agent.

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

                    Five Year Selected Financial Highlights
                     (in thousands, except per share data)

Consolidated Statements of Income Data:

                                      Years Ended August 31,
                         -----------------------------------------------------
                            1998       1997       1996       1995       1994
                         ---------- ---------- ---------- ---------- ---------
Net sales                $5,288,294 $3,694,385 $2,817,191 $2,065,559 $1,456,779
Operating income            298,989    236,422    175,425    123,434     88,350
Income before
  income taxes              298,983    238,407    173,077    120,494     84,159
Net income                  198,824    158,059    114,232     79,526     55,545
Basic net income
 per share (1)                $1.72      $1.42      $1.12      $0.93      $0.68
Diluted net income
 per share (1)                $1.65      $1.37      $1.08      $0.82      $0.59

Consolidated Balance Sheet Data:

                                            As of August 31,
                         ------------------------------------------------------
                           1998       1997        1996       1995       1994
                         ---------- ---------- ---------- ---------- ----------
Working capital          $1,046,724 $  931,690 $  786,355 $  355,603 $  309,203
Total assets              2,410,568  1,876,419  1,452,198    940,855    766,395
Long-term debt              385,519    385,850    386,927     30,043    140,709
Stockholders' equity      1,181,326    919,069    700,569    538,141    330,789

(1) All net income per share amounts have been restated to conform to the requirements of Statement of Financial Accounting Standards No. 128, "Earnings per Share."

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

General

Solectron's net sales are derived from sales to electronics systems original equipment manufacturers (OEMs). The majority of Solectron's customers compete in the networking, data and voice communications, workstation, personal computer and computer peripheral segments of the electronics industry. The Company provides integrated solutions that span the entire product life cycle - from pre-production planning and design, to manufacturing, distribution and end-of-life product service and support. Solectron offers its customers competitive outsourcing advantages such as access to advanced manufacturing technologies, shortened time-to-market, reduced cost of production and more effective asset utilization. A discussion of some of the potential fluctuations in operating results is included under "Trends and Uncertainties".

The Company has manufacturing operations in locations throughout the world, including North America, Europe, Asia/Pacific and Latin America. Solectron also has its Asia/Pacific headquarters office in Taipei, Taiwan and program offices located in Japan and Israel. The Company's subsidiaries, Force Computers and Fine Pitch Technologies, are both headquartered in San Jose, California. Force's European headquarters and a significant portion of its operations are located in Munich, Germany. In addition to its headquarters' locations, Force has sales support offices in various locations in the United States and internationally.

During 1997, the Company established a strategic, global manufacturing partnership with Ericsson Telecom AB's Business Area Infocom Systems (Ericsson). The Company established a New Product Introduction center in Sweden, and production from certain Ericsson plants worldwide was transferred to Solectron manufacturing sites around the world. In October 1997, Solectron acquired certain assets, primarily equipment and inventory, of Ericsson's printed circuit board assembly operation located in Sao Paulo, Brazil. In addition, Solectron's subsidiary, Solectron Brasil Ltda., hired approximately 370 associates formerly employed by Ericsson Telecomunicacoes S.A. in Brazil.

In April 1998, the Company acquired NCR Corporation's (NCR) manufacturing assets in three cities for a purchase price of approximately $79.5 million, subject to adjustment. The acquisition was accounted for as a purchase of assets and the purchase price was allocated to the assets acquired based on the relative fair values of the assets at the date of acquisition. Under the terms of the agreement, NCR will outsource the manufacturing of certain computer components to Solectron for at least five years and Solectron hired approximately 1,200 NCR manufacturing and related support associates.

In June 1998, the Company acquired International Business Machines Corporation's (IBM) Electronic Card Assembly and Test (ECAT) manufacturing assets in Charlotte, North Carolina and non-exclusive rights to certain IBM intellectual property for a purchase price of approximately $95.4 million, subject to adjustment. The acquisition was accounted for as a purchase of assets and the purchase price was allocated to the assets acquired, including the intellectual property rights, based on their relative fair values at the date of acquisition. Under the terms of the agreement, Solectron hired approximately 700 IBM manufacturing and related support associates and the Company will provide printed circuit board assembly services to IBM in North America for the next three years. In addition, IBM has made available to Solectron 115 patents and 51 disclosures (collectively the intellectual property rights) covering a wide spectrum of technologies and capabilities. IBM will also provide to Solectron failure analysis and characterization tools for process development and manufacturing, including fault detection and isolation.

In October 1998, the Company acquired the wireless telephone manufacturing assets of Mitsubishi Consumer Electronics America, Inc.'s
(MCEA) Cellular Mobile Telephone (CMT) division in Braselton, Georgia. MCEA is a subsidiary of Mitsubishi Electric Corporation (Mitsubishi). The acquisition is expected to be accounted for as a purchase of assets and the purchase price will be allocated to the assets acquired based on the relative fair values of the assets at the date of acquisition. Under the terms of the agreement, the Company will provide MCEA-CMT with a full range of manufacturing services for five years, including New Product Introduction management, printed circuit board assembly and full systems assembly for MCEA's branded and private-label cellular products sold within North America. In addition, Solectron has hired approximately 400 MCEA-CMT manufacturing and support associates.

Also in October 1998, the Company announced that it had signed a definitive agreement with Ingram Micro Inc. under which the two companies will enter into a strategic alliance to provide global build-to-order and configure-to-order assembly services for personal computers, servers and related products in the United States, Canada, Europe, Asia and Latin America. The alliance will be managed by both companies under a joint management matrix that will include a sales and marketing staff, program management, information technology resources and test and process engineers and will, in most part, utilize existing facilities, systems and personnel. The companies expect that shipments to customers will begin in early calendar 1999.

Results of Operations

The electronics industry is subject to rapid technological change, product obsolescence and price competition. These and other factors affecting the electronics industry, or any of Solectron's major customers in particular, could have an adverse material effect on Solectron's results of operations. See "Trends and Uncertainties -- Potential Fluctuations in Operating Results" and "-- Competition" for further discussion of potential fluctuations in operating results.

The following table sets forth, for the periods indicated, certain items in the Consolidated Statements of Income as a percentage of net sales. The financial information and the discussion below should be read in conjunction with the Consolidated Financial Statements and Notes thereto.

                                               Years Ended August 31,
                                         -----------------------------
                                          1998        1997        1996
                                         -----       -----       -----
Net sales                                100.0%      100.0%      100.0%
Cost of sales                             89.8        88.4        90.0
                                         -----       -----       -----
   Gross profit                           10.2        11.6        10.0
Operating expenses:
  Selling, general and administrative      4.1         4.7         3.6
  Research and development                 0.4         0.4         0.2
  Acquisition costs                         --         0.1          --
                                         -----       -----       -----
   Operating income                        5.7         6.4         6.2
Net interest income (expense)              0.0         0.1        (0.1)
                                         -----       -----       -----
   Income before income taxes              5.7         6.5         6.1
Income taxes                               1.9         2.2         2.1
                                         -----       -----       -----
Net income                                 3.8%        4.3%        4.0%
                                         =====       =====       =====

Net Sales

The Company's net sales have increased significantly in each of the past several years, reflecting the growing trend toward outsourcing within the electronics industry. For the year ended August 31, 1998, net sales grew to $5.3 billion, an increase of 43.1% over fiscal 1997 net sales. Fiscal 1997 net sales of $3.7 billion were 31.1% greater than net sales in fiscal 1996. The sales growth in fiscal 1998 was attributable to significant increases in sales volume from both existing and new customers worldwide, including the completion of the transfer of production from certain Ericsson plants to various Solectron locations around the world. The new locations in Mexico, Brazil and Sweden and the ramp up of the Massachusetts location to full production also contributed to the increase in net sales. In addition, the acquisition of the three NCR sites and the IBM-ECAT manufacturing assets contributed four months and three months of sales, respectively, totaling $367 million to the 1998 period. The fiscal 1997 sales growth was due to significant increases in sales volume from both existing and new customers in North America, higher international sales, the acquisition of Force Computers in November 1996 and a full twelve months of sales from the Custom Manufacturing Services (CMS) business, located in Austin, Texas, which was acquired from Texas Instruments in March 1996.

Within the Americas, the sites that benefited most from start-up and major new programs had substantial increases in net sales in fiscal 1998 over fiscal 1997. Sales growth at the Texas and Massachusetts sites was particularly strong as a result of these factors. In addition, the new sites in Mexico and Brazil, as well as the newly-acquired sites from NCR and IBM, contributed incremental net sales to fiscal 1998. The growth in fiscal 1997 sales over fiscal 1996 reflected increases in sales at all locations to existing and new customers. The overall increase in sales in fiscal 1997 over fiscal 1996 was partially offset by the effect of several ongoing programs reaching end of life and management actions to improve global load balancing and transitioning specific product programs.

Sales in all of the Company's European and Asian manufacturing locations increased in fiscal 1998 over fiscal 1997 primarily as a result of core business growth and new accounts. Sales growth in the Company's location in Scotland was particularly strong due to the ramp up of major customers' printed circuit board assembly activities in that location. Fiscal 1997 sales in most of the Company's European and Asian operations increased over fiscal 1996 sales as a result of the global load balancing efforts noted above, as well as higher sales to existing and new customers. These increases were partially offset by declines in sales during fiscal 1997 at the facility in France and some Asian locations related to older programs as these programs reached end of life. Although the Company does not currently anticipate any future decline in sales, to lessen the potential impact of any possible future declines to customers within any particular region or market segment, the Company is committed to seeking diversification of its customer base among many countries, market segments and product lines within market segments.

Several major customers accounted for more than 10% of the Company's net sales in fiscal 1998, 1997 and 1996. The following table lists these customers and the percentage of net sales attributed to them.

                                             Years Ended August 31,
                                       ---------------------------------
                                         1998         1997        1996
                                       --------     --------    --------
Hewlett-Packard Company (HP)             13.9%        13.5%       10.7%
Cisco Systems, Inc. (Cisco)              10.7%          *           *
Sun Microsystems, Inc. (Sun)             10.5%          *           *
Nortel Networks, Inc. (formerly
  Bay Networks, Inc.)                      *          10.4%         *
-------------
* Less than 10%

No other customers accounted for more than 10% of net sales during any of the years presented.

Solectron's top ten customers accounted for 68.7%, 65.5% and 64.0% of consolidated net sales in fiscal 1998, 1997 and 1996, respectively. Solectron is still dependent upon continued revenues from HP, Cisco, Sun and its other top ten customers and there can be no guarantee that these or any other customers will not increase or decrease as a percentage of consolidated net sales either individually or as a group. Consequently, any material decrease in sales to these or other customers could have an adverse material effect on Solectron's results of operations.

Net sales at Solectron's international sites, as a percentage of consolidated net sales, have varied over the last three fiscal years. International locations contributed 33.8% of consolidated net sales in fiscal 1998, compared to 26.8% and 30.9% in fiscal 1997 and 1996, respectively. In addition to the sales growth factors for Europe and Asia noted above, the Company's fiscal 1998 international sales also benefited from the addition in fiscal 1998 of new sites in Mexico and Brazil and the acquisition of the site in Ireland from NCR in April 1998. In fiscal 1997, international sales decreased as a percentage of consolidated sales due to strong growth in domestic sales, aided by the acquisition of the CMS business in Austin, Texas, which is substantially comprised of domestic sales, as well as the end-of-life issues described above.

As a result of Solectron's international sales and facilities, Solectron's operations are subject to risks of doing business abroad. While to date these dynamics have not had an adverse material effect on

Solectron's results of operations, there can be no assurance that there will not be such an impact in the future. See "Trends and Uncertainties -- International Operations," "-- Foreign Exchange Rate Sensitivity" and "-- Euro Conversion Issues" for further discussion of potential fluctuations in operating results associated with the risks of doing business abroad.

Solectron's operations in Milpitas, California contributed a substantial portion of Solectron's net sales and operating income during fiscal 1998, 1997 and 1996. In recent quarters, management has undertaken deliberate actions to achieve improved global load balancing by transferring certain projects from the Milpitas site to other sites worldwide. However, the performance of the Milpitas operation is expected to continue to be a significant factor in the overall financial performance of Solectron. Any adverse material change to the customer base, product mix, efficiency or other attributes of this site could have an adverse material effect on Solectron's consolidated results of operations.

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

Gross Profit

The gross margin percentage was 10.2%, 11.6% and 10.0% for fiscal 1998, 1997 and 1996, respectively. The decrease in fiscal 1998 from fiscal 1997 was due primarily to a shift toward higher volume projects and systems build projects that typically have lower margins, as well as start-up costs associated with the Company's operations in China and Mexico. In addition, gross margins of the newly acquired NCR operations are lower than the overall average margins of the rest of the Company primarily due to the fact that the majority of its net sales are derived from systems integration activities, which normally generate lower gross margins than printed circuit board assembly, as well as current underutilization of these facilities. The improvement in fiscal 1997 over fiscal 1996 was primarily due to the inclusion of Force since its acquisition in November 1996. Gross profit margins on Force's products are significantly higher than those of the rest of the Company. Without Force's contribution, gross margins for fiscal 1997 would have been 10.4%. In addition to the impact of Force, the improved gross margin percentage in fiscal 1997 reflects a shift in product mix toward the higher margin market segments, projects with a higher than normal consignment content and increased manufacturing efficiencies at the Dunfermline, Scotland and Austin, Texas sites.

For the foreseeable future, Solectron's gross margin is expected to depend primarily on product mix, production efficiencies, utilization of manufacturing capacity, start-up and integration costs of new and acquired businesses, the percentage of sales derived from systems build projects, pricing within the electronics industry and the cost structure at individual sites. Over time, gross margins at the individual sites and for the Company as a whole may continue to fluctuate. The Company anticipates that a larger percentage of its sales may be derived from systems build projects in future periods. Systems build projects typically have lower gross margin percentages than printed circuit board assembly projects. Increases in systems build business, additional costs associated with new projects and price erosion within the electronics industry could adversely affect the Company's gross margin. Additionally, changes in product mix could cause the Company's gross margin to fluctuate. Also, while the availability of raw materials appears adequate to meet the Company's current revenue projections for the foreseeable future, component availability is still subject to lead time and other constraints that could possibly limit the Company's revenue growth. Because of these factors and others discussed under "Trends and Uncertainties" below, there can be no assurance that the Company's gross margin will not fluctuate or decrease in future periods.

Selling, General and Administrative Expenses

In absolute dollars, selling, general and administrative (SG&A) expenses increased 26.3% in fiscal 1998 over fiscal 1997 and 72.4% in fiscal 1997 over fiscal 1996. The fiscal 1998 increase and a portion of the fiscal 1997 increase was due to investment in infrastructure such as personnel and related departmental expenses at all manufacturing locations as well as continuing investment in information systems to support the increased size and complexity of the Company's business. The inclusion of Force since its acquisition in November 1996 and the Austin, Texas site for the full year of fiscal 1997 accounted for approximately half of the fiscal 1997 increase. The addition in fiscal 1998 and 1997 of new sites in China, Massachusetts, Mexico, Brazil and Sweden and the NCR and IBM sites also contributed to the growth in SG&A expenses. As a percentage of net sales, SG&A expenses were 4.1%, 4.7% and 3.6% in fiscal 1998, 1997 and 1996, respectively. The Company anticipates SG&A expenses will continue to increase in terms of absolute dollars in the future, and may possibly increase as a percentage of net sales, as the Company continues to build the infrastructure necessary to support its current and prospective business.

Research and Development Expenses

With the exception of its Force Computers operation, the Company's research and development (R&D) activities have been focused primarily on the development of prototype and engineering design capabilities, fine pitch interconnecting technologies (which include ball-grid array, tape-automated bonding, multichip modules, chip-on-flex, chip-on-board and flip chip), high reliability environmental stress test technology and the implementation of environmentally friendly assembly processes, such as VOC-free and no-clean. Force's R&D efforts are concentrated on new product development and improvement of product designs through improvements in functionality and the use of microprocessors in embedded applications. Research and development expenses, in absolute dollars and as a percentage of net sales, respectively, were $20.9 million and 0.4% in fiscal 1998, $15.0 million and 0.4% in fiscal 1997 and $6.7 million and 0.2% in fiscal 1996. The increase in R&D expenses in fiscal 1998 compared to fiscal 1997 was due to increased R&D efforts at Force. The fiscal 1997 increase over fiscal 1996 was a result of the acquisition of Force in November 1996. The Company expects that R&D expenses will increase in absolute dollars in the future and may increase as a percentage of net sales as Force and the newly acquired NCR and IBM sites continue to invest in their R&D efforts. In addition, certain new R&D projects will be undertaken at some of the Company's

Asian sites, particularly at the Malaysia sites in connection with the tax holiday. (See "Income Taxes.")

Acquisition Costs

A one-time charge for acquisition costs of approximately $4.0 million was incurred in fiscal 1997 as a result of the acquisition of Force Computers in November 1996.

Net Interest Income (Expense)

Net interest income was zero in fiscal 1998 and $2.0 million in fiscal 1997 compared to net interest expense of $2.3 million in fiscal 1996. The Company issued convertible subordinated notes in February 1996 and senior notes in March 1996. Interest expense on the debt is approximately $24.9 million annually and in fiscal 1998 and 1997 was offset by interest earned on undeployed cash and investments. In fiscal 1998, the Company capitalized approximately $1.7 million of interest expense related to construction of its new facilities in China and Mexico. The Company used a portion of its cash and short-term investments to fund its acquisitions from NCR and IBM. Solectron expects to utilize more of the undeployed cash during future periods in order to fund anticipated future growth. See "Trends and Uncertainties -- Management of Growth" and "Potential Fluctuations in Operating Results."

Income Taxes

Income taxes increased to $100.2 million in 1998 from $80.3 million in fiscal 1997 and $58.8 million in fiscal 1996, primarily due to increased income before income taxes. Solectron's effective income tax rate decreased slightly to 33.5% in fiscal 1998 from 33.7% in fiscal 1997 and 34.0% in fiscal 1996.

In general, the effective income tax rate is largely a function of the balance between income from domestic and international operations. Solectron's international operations, taken as a whole, have been taxed at a lower rate than in the United States, primarily due to the tax holiday granted to the Company's Malaysia sites. The Malaysian tax holiday is effective through January 31, 2002, subject to certain conditions, including certain levels of research and development expenditures. The Company has also been granted various tax holidays in China, which are effective for various terms and are subject to certain conditions.

Liquidity and Capital Resources

Working capital was $1.0 billion at August 31, 1998 compared to $932 million at the end of fiscal 1997. A major component of working capital at August 31, 1998 continued to be undeployed cash from the proceeds of the two debt offerings during fiscal 1996. In the third and fourth quarters of fiscal 1998, the Company used approximately $175 million of its cash and short-term investments to fund its acquisitions of the NCR and IBM-ECAT manufacturing assets. In the first quarter of fiscal 1999, the Company used additional funds for its acquisition of the wireless telephone manufacturing assets of MCEA's CMT division. As Solectron continues to grow, it is expected that the Company will require greater amounts of working capital to support its operations. The Company believes that its current level of working capital, together with cash generated from operations and the Company's available credit facilities, will provide adequate working capital for the foreseeable future. However, the Company may need to raise additional funds to finance more rapid expansion, including establishing new locations or financing additional acquisitions. There can be no assurance that such funds, if needed, will be available on terms acceptable to the Company or at all.

Inventory levels fluctuate directly with the volume of the Company's manufacturing. Changes or significant fluctuations in product market demands can cause fluctuations in inventory levels that may result in changes in levels of inventory turns and liquidity. Historically, the Company has been able to manage its inventory levels with regard to these fluctuations. However, should material fluctuations occur in product demand, the Company could experience slower turns and reduced liquidity. The increase in inventory levels at year end 1998 from year end 1997 is substantially a result of overall growth and the greater number of manufacturing locations at August 31, 1998 compared to August 31, 1997, as each location must maintain a level of inventory adequate to allow the location to respond to customer manufacturing requirements.

Cash provided by operating activities was $150 million, $202 million and $102 million in fiscal 1998, 1997 and 1996, respectively. The decrease in fiscal 1998 from fiscal 1997 was primarily due to increased levels of accounts receivable and inventory partially offset by increases in net income, depreciation and amortization and current liabilities. The increase in fiscal 1997 from fiscal 1996 reflects increased net income, depreciation and amortization and current liabilities balances, partially offset by increases in accounts receivable and inventory balances.

During fiscal 1998, the Company invested approximately $244 million in capital expenditures. A large portion of these expenditures related to the purchase of new equipment, primarily surface mount assembly and test equipment, to meet current and expected production levels, as well as to replace or upgrade older equipment that was retired or sold. Significant expenditures were also made for the acquisition of land and buildings for the Company's new manufacturing sites, principally in China, Mexico and Brazil. The Company expects capital expenditures in fiscal 1999 to be in the range of $225 million to $275 million. During fiscal 1998, the Company entered into an arrangement with a third-party leasing company under which certain of the Company's fixed assets have been sold to the leasing company and leased back. The Company is accounting for these transactions as operating leases.

In addition to working capital as of August 31, 1998, which included cash and cash equivalents of $225 million and short-term investments of $84 million, the Company has available a $100 million unsecured multicurrency revolving credit facility that expires in April 2002 and a $120 million asset securitization arrangement that expires in August 1999. Both of these facilities are subject to financial covenants. The Company also has approximately $92 million in available foreign credit facilities.

"Year 2000" Issues

The Company is aware of and is addressing the issues associated with the programming code in existing computer systems as the year 2000 approaches. The Year 2000 problem is pervasive and complex, as many computer systems, manufacturing equipment and industrial control systems will be affected in some way by the rollover of the two-digit year value to 00. Systems that do not properly recognize such dates could generate erroneous information or cause a system to fail. The Year 2000 issue creates risk for the Company from unforeseen problems in its own systems and from third parties with whom the Company deals on business transactions worldwide. Failures of the Company's and/or third parties' computer systems, manufacturing equipment and industrial control systems would have an adverse material impact on the Company's ability to conduct its business.

The Company has formed a worldwide task force and has implemented a comprehensive program to analyze the Company's internal systems as well as all external systems (such as vendor, customer, banking systems, etc.) upon which the Company is dependent, to identify and evaluate any potential Year 2000 issues. This task force meets regularly and tracks progress against the program, modifying it as needed to help ensure timely completion. The Company is committed to achieving Year 2000 compliance; however, because a significant portion of the problem is external to the Company and therefore outside of its direct control, there can be no assurances that the Company will be fully or even significantly Year 2000 compliant at the critical juncture. In addition, as full testing of Year 2000 functionality must occur in a simulated environment, the Company will not be able to test full system Year 2000 interfaces and capabilities prior to the Year 2000.

As of the end of fiscal 1998, the Company had completed an inventory of internal systems, hardware, software, manufacturing equipment and embedded chips in industrial control instruments. Each of these items was identified as mission critical, mission essential, mission impaired or mission non-critical. The Company is in the process of prioritizing and evaluating mission critical and mission essential items, identifying fixes and resources as appropriate, and performing and testing corrective measures. While the Company believes that its evaluation has been comprehensive, there can be no assurance that all systems critical to Year 2000 compliance have been identified, or that the corrective actions identified will be completed on time.

As of the end of fiscal 1998, the Company had inventoried every key supplier of goods and services to the Company, and considered the potential impact on the Company and its customers of Year 2000 compliance by these suppliers. The Company also mailed surveys to many of these key suppliers, and is in the process of evaluating responses and sending follow-up letters. The Company plans to disqualify potentially non-compliant sources, look for alternative sources and re-qualify new suppliers to help mediate potential business disruptions. The Company is also involved with various geographic Year 2000 consortiums worldwide, with the intent to leverage contacts and information for commonly used suppliers and services such as utility companies. In addition, the Company is in the process of reviewing EDI linkages and data transmission for its customers and suppliers. While the Company believes that it will be able to qualify alternative suppliers as needed, until all supplier and customer survey responses have been received and evaluated, the Company can not fully evaluate the extent of potential problems and the costs associated with corrective actions.

The Company estimates the cost to complete its current compliance program to be in the range of $28 million to $42 million. Of this amount, approximately $7 million is associated with the replacement of capital equipment, of which approximately half is being purchased to replace non-compliant systems that would not otherwise have been replaced at this time. The variability in these estimates depends largely on the response from the Company's suppliers and the extent to which supplier re-qualification is needed. Cost estimates will also be re-evaluated as the status of the overall compliance program is updated. There can be no assurance that actual costs will not be materially higher than currently anticipated. A significant portion of these costs is not likely to be incremental costs to the Company, but rather will represent the redeployment of existing information technology resources. Certain other information technology projects have been delayed due to the focus on Year 2000 issues. The potential costs of the redeployment of personnel and delays in implementing other projects is not known but could be substantial.

Although the Company has identified general contingency plans, such as the replacement and re-qualification of suppliers, the stockpiling of supplies and purchase of generators, a formal contingency plan will not be established until at least the third quarter of fiscal 1999 when the evaluation of suppliers is expected to be completed. The Company is unable to determine what effect the failure of systems because of Year 2000 issues by the Company or its suppliers or customers will have, but any significant failures could have an adverse material effect on the Company's results of operations and financial condition.

Trends and Uncertainties

Customer Concentration; Dependence on the Electronics Industry

In fiscal 1998, 1997 and 1996, the Company's ten largest customers accounted for as much as 68.7% of consolidated net sales. The Company is dependent upon continued revenues from its top ten customers. Any material delay, cancellation or reduction of orders from these or other significant customers could have an adverse material effect on the Company's results of operations. During fiscal 1998, HP, Cisco and Sun accounted for 13.9%, 10.7% and 10.5%, respectively, of net sales, compared to 13.5% for HP and less than 10% for each of Cisco and Sun during fiscal 1997. There can be no assurance that the Company will continue to do business with HP, Cisco, Sun or any other customer.

The percentage of the Company's sales to its major customers may fluctuate from period to period. Significant reductions in sales to any of these customers would have an adverse material effect on the Company's results of operations. The Company has long-term contracts (generally for terms of three to five years) with Ericsson, NCR, IBM and Mitsubishi under which these customers have committed to source production of certain products and components from the Company. However, these commitments to source production do not include firm volume purchase commitments. In addition, the Company has no firm long-term volume purchase commitments from its other customers, and over the past few years has experienced reduced lead times in customer orders. Also, customer contracts can be canceled and volume levels can be changed or delayed. The timely replacement of canceled, delayed or reduced contracts with new business cannot be assured. These risks are increased because a majority of the Company's sales are to customers in the electronics industry, which is subject to rapid technological change and product obsolescence. The factors affecting the electronics industry in general, or any of the Company's major customers in particular, could have an adverse material effect on the Company's results of operations.

There can be no assurance that sales to customers within any particular market segment will not experience decreases that could have an adverse effect on the Company's sales.

Management of Growth; Geographic Expansion

The Company has experienced substantial growth over the last five fiscal years, with net sales increasing from $1.5 billion in fiscal 1994 to $5.3 billion in fiscal year 1998. In recent years, the Company has acquired or established facilities in many locations. In the first quarter of fiscal 1998, the Company announced the opening of its Asia/Pacific headquarters office in Taipei, Taiwan, began operations in Guadalajara, Mexico, and as further discussed in "Partnership with Ericsson and Related Transactions," established a manufacturing facility near Sao Paulo, Brazil and opened a New Product Introduction center in Sweden. In April 1998, the Company announced plans to open a manufacturing facility in Timisoara, Romania, and in May 1998, announced the establishment of a program office in Israel. In addition, in April, June and October 1998, the Company completed its acquisitions of certain manufacturing facilities and associates from NCR, IBM and Mitsubishi, respectively. (See "Acquisition of NCR, IBM and Mitsubishi Assets.") In October 1998, the Company signed a definitive agreement with Ingram Micro, Inc. under which the two companies will enter into a strategic alliance. (See "Alliance with Ingram Micro.") During fiscal 1997, the Company announced the establishment of new manufacturing facilities in Suzhou, China; began operations at its manufacturing facility near Boston, Massachusetts; and in November 1996, acquired Force Computers Inc., which has operations in California and Germany. The Company continually evaluates growth and acquisition opportunities and may pursue additional opportunities over time. There can be no assurance that the Company's historical revenue growth will continue or that the Company will successfully manage the facilities in China, Mexico, Brazil and Romania, the partnership with and acquisitions from Ericsson, the acquisitions from NCR, IBM and Mitsubishi, the alliance with Ingram Micro or any other businesses or assets it may acquire in the future.
As the Company manages its existing operations and expands geographically, it may experience certain inefficiencies as it integrates new operations and manages geographically dispersed operations. In addition, the Company's results of operations could be adversely affected if its new facilities do not achieve growth sufficient to offset increased expenditures associated with geographic expansion. The Company's expenses and working capital requirements will continue to increase as the new facilities become fully operational and the transaction with Mitsubishi is completed. Should the Company increase its expenditures in anticipation of a future level of sales that does not materialize, its profitability would be adversely affected. On occasion, customers may require rapid increases in production that can place an excessive burden on the Company's resources.

Partnership with Ericsson and Related Transactions

During 1997, the Company established a strategic, global manufacturing partnership with Ericsson Telecom AB's Business Area Infocom Systems. The Company established a New Product Introduction center in Sweden, and production from certain Ericsson plants worldwide was transferred to Solectron manufacturing sites around the world. In October 1997,

Solectron acquired certain assets, primarily equipment and inventory, of Ericsson's printed circuit board assembly operation located in Brazil. In addition, Solectron's subsidiary, Solectron Brasil Ltda., hired approximately 370 associates formerly employed by Ericsson Telecomunicacoes S.A. in Brazil. Under the terms of the agreement, Ericsson contracted for Solectron's services from Solectron Brasil Ltda. through September 1999. Thereafter, Solectron will bear the risk of filling the manufacturing capacity at the site with renewed business from Ericsson and new business from other customers.

The transactions with Ericsson entail a number of risks, including successfully managing the integration of the operations, retention of key associates, integrating purchasing operations and information systems, managing an increasingly larger and more geographically disparate business and renewing the Ericsson business or replacing it with new business after expiration of the Ericsson commitment. In addition, the completion of the transactions with Ericsson has increased Solectron's expenses and working capital requirements and there is no assurance that Solectron will achieve sufficient revenue to offset the increased expenses. There can be no assurance that Solectron will successfully manage the risks of these transactions.

Acquisitions of NCR, IBM and Mitsubishi Assets

On April 27, 1998, the Company acquired NCR's manufacturing assets in three cities, two in the United States and one in Ireland, for a purchase price of approximately $79.5 million, subject to adjustment. As part of the transaction, Solectron hired approximately 1,200 NCR manufacturing and related support associates currently employed at these locations. Under the terms of the agreement, NCR will outsource the manufacturing of certain computer, computer peripheral and server components to Solectron for at least five years. Thereafter, Solectron will bear the risk of filling the manufacturing capacity at the sites with renewed business from NCR and new business from other customers.

On June 1, 1998, the Company acquired IBM's ECAT manufacturing assets in Charlotte, North Carolina and non-exclusive rights to certain IBM intellectual property for a purchase price of approximately $95.4 million, subject to adjustment. Under the terms of the agreement, Solectron hired approximately 700 IBM manufacturing and related support associates and the Company will provide printed circuit board assembly services to IBM in North America for the next three years. In addition, IBM has made available to Solectron 115 patents and 51 disclosures (collectively the intellectual property rights) covering a wide spectrum of technologies and capabilities. IBM will also provide to Solectron failure analysis and characterization tools for process development and manufacturing, including fault detection and isolation.

On October 1, 1998, the Company acquired the wireless telephone manufacturing assets of Mitsubishi Consumer Electronics America, Inc.'s
(MCEA) Cellular Mobile Telephone (CMT) division in Braselton, Georgia. MCEA is a subsidiary of Mitsubishi Electric Corporation (Mitsubishi). Under the terms of the agreement, the Company will provide MCEA-CMT with a full range of manufacturing services for five years, including New Product Introduction management, printed circuit board assembly and full systems assembly for MCEA' s branded and private-label cellular products sold within North America. In addition, Solectron has hired approximately 400 MCEA-CMT manufacturing and support associates.

The transactions with NCR, IBM and Mitsubishi entail a number of risks, including successfully managing the integration of the operations, retention of key associates, integrating purchasing operations and information systems, managing an increasingly larger and more geographically disparate business, obtaining customers other than NCR, IBM and Mitsubishi for these facilities and renewing each of the NCR, IBM and Mitsubishi business or replacing it with new business after expiration of NCR's, IBM's and Mitsubishi's respective commitments. In addition, the transactions with NCR, IBM and Mitsubishi will increase Solectron's expenses and working capital requirements and there is no assurance that Solectron will achieve sufficient revenue to offset the increased expenses. There can be no assurance that Solectron will successfully manage the risks of these transactions.

Alliance with Ingram Micro

On October 1, 1998, the Company announced that it had signed a definitive agreement with Ingram Micro Inc. under which the two companies will enter into a strategic alliance to provide global build-to-order and configure-to-order assembly services for personal computers, servers and related products in the United States, Canada, Europe, Asia and Latin America. The alliance will be managed by both companies under a joint management matrix that will include a sales and marketing staff, program management, information technology resources and test and process engineers and will, in most part, utilize existing facilities, systems and personnel.

The alliance with Ingram Micro entails a number of risks, including successfully establishing the joint management matrix for the alliance, retention of key associates, integrating purchasing operations and information systems and obtaining customers for the services to be provided by the alliance. In addition, the alliance with Ingram Micro will increase Solectron's expenses and working capital requirements and there is no assurance that Solectron will achieve sufficient revenue to offset the increased expenses. There can be no assurance that Solectron will successfully manage the risks of this alliance or that the terms of the alliance will be finalized.

International Operations

As a result of its international sales and facilities, the Company's operations are subject to risks of doing business abroad, including but not limited to, fluctuations in the value of currency, export duties, changes to import and export regulations (including quotas), possible restrictions on the transfer of funds, associate turnover, labor unrest, longer payment cycles, greater difficulty in collecting accounts receivable, the burdens and costs of compliance with a variety of foreign laws and in certain parts of the world, political instability. In addition, the Company has operations in several locations that are considered to have highly inflationary economies or volatile currencies, including Mexico, Brazil, China and Romania. While to date these factors have not had an adverse material impact on the Company's results of operations, there can be no assurance that there will not be such an impact in the future.

Southeast Asia and Latin America are currently experiencing currency, economic and political instability. To date, the Company's operations have not experienced significant adverse effects from this instability. However, to the extent the Company's worldwide customers sell the products manufactured by Solectron into the Southeast Asia and Latin America markets, the customers' sales may be adversely affected, which could decrease demand for the Company's manufacturing services. The Company cannot predict whether such a decrease in demand will materialize and if it does, whether it will have an adverse material effect on the Company's results of operations.

The Malaysian government recently adopted currency exchange controls, including controls on ringgit held outside Malaysia, and established a fixed exchange rate for the ringgit against the U.S. dollar. The Company does not hold ringgit outside of Malaysia and therefore will not be affected by these controls. The fixed exchange rate, when applied to local expenses denominated in ringgit, will result in higher expenses when translated to U.S. dollars. However, such local expenses represent a small percentage of the Company's total costs and therefore the Company's results of operations will not be significantly affected in the near future. The long term impact of such controls is not predictable due to dynamic economic conditions that also affect or are affected by other regional or global economies.

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

Foreign Exchange Rate Sensitivity

The Company does not use derivative financial instruments for speculative purposes. The Company's policy is to hedge its foreign currency denominated transactions in a manner that substantially offsets the effects of changes in foreign currency exchange rates. The Company uses foreign currency borrowings and foreign currency forward contracts to hedge the currency risks of transactions denominated in foreign currencies. Gains and losses on these foreign currency hedges are generally offset by corresponding losses and gains on the underlying transaction. There were no material deferred gains or losses at August 31, 1998, and the Company does not hold or issue foreign exchange contracts for trading purposes. In addition, the Company's international operations in some instances act as a natural hedge because both operating expenses and a portion of sales are denominated in local currency. In these instances, although an unfavorable change in the exchange rate of a foreign currency against the U.S. dollar will result in lower sales when translated to U.S. dollars, operating expenses will also be lower in these circumstances. However, because less than 10% of net sales are denominated in currencies other than the U.S. dollar, the Company does not believe its total exposure to be significant. See Note 7 of Notes to Consolidated Financial Statements.

Euro Conversion Issues

On January 1, 1999, 11 of the 15 member countries of the European Union (the participating countries) are scheduled to establish fixed conversion rates between their existing sovereign currencies and the euro. For three years after the introduction of the euro, the participating countries can perform financial transactions in either the euro or their original local currencies. This will result in a fixed exchange rate among the participating countries, whereas the euro (and the participating countries' currencies in tandem) will continue to float freely against the U.S. dollar and other currencies of non-participating countries.

The Company has established a task force that is evaluating the effects of the euro conversion on the Company and monitoring its readiness for the conversion. The Company does not believe that significant modifications of its information technology systems will be needed in order to handle euro transactions and reporting, and the Company is in the process of evaluating its tax positions and all outstanding contracts in currencies of the participating countries to determine the effects, if any, of the euro conversion. The Company does not expect the euro conversion to have a significant impact on its derivatives (see
Note 7 of Notes to Consolidated Financial Statements) as the Company has already modified its hedging policies to take the euro conversion into account, and approximately 84% of its derivative instruments at August 31, 1998, mature in three months or less. While the Company believes that it will be ready for the euro conversion by the end of calendar 1998, and that the effects of the conversion will not have a significant adverse material effect on the Company's business and operations, there can be no assurances that such conversion will not have an adverse material effect on the Company's results of operations and financial position due to competitive and other factors that may be affected by the conversion that cannot be predicted by the Company.

Availability of Components

A substantial portion of the Company's net sales is derived from turnkey manufacturing in which the Company provides both materials procurement and assembly. In turnkey manufacturing, the Company potentially bears the risk of component price increases, which could adversely affect the Company's gross profit margins. At various times there have been shortages of components in the electronics industry. If significant shortages of components should occur, the Company may be forced to delay manufacturing and shipments, which could have an adverse material effect on the Company's results of operations.

Potential Fluctuations in Operating Results

The Company's operating results are affected by a number of factors, including the mix of turnkey and consignment projects, the mix of printed circuit board assembly and systems build projects, capacity utilization, price competition, the degree of automation that can be used in the assembly process, the efficiencies that can be achieved by the Company in managing inventories and fixed assets, the timing of orders from major customers, fluctuations in demand for customer products, the timing of expenditures in anticipation of increased sales, customer product delivery requirements, and increased costs and shortages of components or labor. Turnkey manufacturing currently represents a substantial portion of Solectron's sales. Turnkey projects, in which Solectron procures some or all of the components necessary for production, typically generate higher net sales and higher gross profits with lower gross margin percentages than consignment projects due to the inclusion in Solectron's operating results of sales and costs associated with the purchase and sale of components. Solectron assembles products with varying degrees of material content, which may cause Solectron's gross margin to fluctuate. In addition, the degree of start-up costs and inefficiencies associated with new sites and new customer projects may affect Solectron's gross margin. All of these factors can cause fluctuations in the Company's operating results.

Interest Rate Sensitivity

The primary objective of the Company's investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, the Company maintains its portfolio of cash equivalents and short-term investments in a variety of securities, including both government and corporate obligations, certificates of deposit and money market funds. As of August 31, 1998, approximately 93% of the Company's total portfolio matures in one year or less, with the remainder maturing in less than two years. See Note 2 of Notes to Consolidated Financial Statements.

The following table presents the amounts of the Company's cash equivalents and short-term investments that are subject to interest rate risk by year of expected maturity and average interest rates as of August 31, 1998:

                                   1999     2000      Total   Fair Value
                                 -------- --------  --------  ----------
                                        (dollars in thousands)
Cash equivalents and short-
   term investments              $110,382  $21,275  $131,657    $131,657
Average interest rates              5.50%    5.78%

The Company's debt instruments are subject to fixed interest rates and, in the case of the convertible notes, to fixed conversion ratios into the Company's common stock. In addition, the amount of principal to be repaid at maturity is also fixed. Therefore, the Company is not subject to market risk from its debt instruments. See Note 6 of Notes to Consolidated Financial Statements.

Competition

The electronics manufacturing services industry is comprised of a large number of companies, several of which have achieved substantial market share. The Company also faces competition from current and prospective customers that evaluate Solectron's capabilities against the merits of manufacturing products internally. Solectron competes with different companies depending on the type of service or geographic area. Certain competitors may have greater manufacturing, financial, research and development and marketing resources than the Company. The Company believes that the primary bases of competition in its targeted markets are manufacturing technology, quality, responsiveness, the provision of value-added services and price. To be competitive, the Company must provide technologically advanced manufacturing services, high product quality levels, flexible delivery schedules and reliable delivery of finished products on a timely and price competitive basis. The Company currently may be at a competitive disadvantage as to price when compared to manufacturers with lower cost structures, particularly with respect to manufacturers with established facilities where labor costs are lower.

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

There can be no assurance that third parties will not assert infringement claims against the Company or its customers in the future, either against the patents the Company holds itself or against the IBM patents that the Company has access to. In the event a third party does assert an infringement claim, the Company may be required to expend significant resources to develop a non-infringing manufacturing process or technology or to obtain licenses to the manufacturing process or technology that is the subject of litigation. There can be no assurance that the Company would be successful in such development or that any such licenses would be available on commercially acceptable terms, if at all. In addition, such litigation could be lengthy and costly and could have an adverse material effect on the Company's financial condition regardless of the outcome of such litigation.

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

Dependence on Key Personnel and Skilled Associates

The Company's continued success depends to a large extent upon the efforts and abilities of key managerial and technical associates. The loss of services of certain key personnel could have an adverse material effect on the Company. The Company's business also depends upon its ability to continue to attract and retain senior managers and skilled associates. Failure to do so could adversely affect the Company's operations.

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


ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See Management's Discussion and Analysis of Financial Condition and Results of Operations "Trend and Uncertainties -- Interest Rate
Sensitivity" and "-- Foreign Exchange Rate Sensitivity."

ITEM 8:   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by item 8 of form 10-K is presented here in the following order:
                                                        Page
                                                      --------
Unaudited Quarterly Financial Information                34

Consolidated Balance Sheets                              35
Consolidated Statements of Income                        36
Consolidated Statements of Stockholders' Equity          37
Consolidated Statements of Cash Flows                  38-39
Notes to Consolidated Financial Statements             40-56

Independent Auditors' Report                             57


Unaudited Quarterly Financial Information

For each fiscal quarter during the two fiscal years ended August 31, 1998 (in thousands, except percentages and per share data):

                            First      Second       Third      Fourth
1998                       Quarter     Quarter     Quarter     Quarter
----------------------   ----------  ----------  ----------  ----------
Net sales                $1,136,820  $1,186,831  $1,278,167  $1,686,476
Gross profit             $  123,759  $  126,162  $  133,123  $  155,262
Gross margin                   10.9%       10.6%       10.4%        9.2%
Operating income         $   67,438  $   73,232  $   72,371  $   85,948
Operating margin                5.9%        6.2%        5.7%        5.1%
Net income               $   44,888  $   48,843  $   49,178  $   55,915
Basic net income
  per share              $     0.39  $     0.42  $     0.42  $     0.48
Diluted net income
  per share              $     0.38  $     0.41  $     0.41  $     0.46


                            First      Second       Third      Fourth
1997                       Quarter     Quarter     Quarter     Quarter
----------------------   ----------  ----------  ----------  ----------

Net sales                $  807,725  $  858,698  $  983,222  $1,044,740
Gross profit             $   86,148  $  102,198  $  115,877  $  124,056
Gross margin                   10.7%       11.9%       11.8%       11.9%
Operating income         $   48,286  $   55,563  $   62,619  $   69,954
Operating margin                6.0%        6.5%        6.4%        6.7%
Net income               $   31,475  $   37,565  $   41,537  $   47,482
Basic net income
  per share (1)          $     0.30  $     0.33  $     0.37  $     0.42
Diluted net income
 per share (1)           $     0.29  $     0.32  $     0.36  $     0.40

(1) All net income per share amounts have been restated to conform with the requirements of Statement of Financial Accounting Standards No. 128, "Earnings per Share."

                  SOLECTRON CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS
                         (In thousands, except
                            per share data)
                                                 As of August 31,
                                             ------------------------
                                                1998          1997
                                             ----------    ----------
ASSETS
Current assets:
  Cash and cash equivalents                  $  225,228    $  225,073
  Short-term investments                         83,576       257,829
  Accounts receivable, less allowances of
   $3,999 and $4,049, respectively              670,194       418,682
  Inventories                                   788,519       494,622
  Prepaid expenses and other current assets     120,041       103,426
                                             ----------    ----------
      Total current assets                    1,887,558     1,499,632
Net property and equipment                      448,039       326,361
Other assets                                     74,971        50,426
                                             ----------    ----------
      Total assets                           $2,410,568    $1,876,419
                                             ==========    ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                           $  666,557    $  415,896
  Accrued employee compensation                  72,053        56,218
  Accrued expenses                               34,906        48,787
  Other current liabilities                      67,318        47,041
                                             ----------    ----------
     Total current liabilities                  840,834       567,942
Long-term debt                                  385,519       385,850
Other long-term liabilities                       2,889         3,558
                                             ----------    ----------
     Total liabilities                        1,229,242       957,350
                                             ----------    ----------
Commitments

Stockholders' equity:
  Preferred stock, $.001 par value; 1,200
   shares authorized; no shares issued              --            --
  Common stock, $.001 par value; 200,000
   shares authorized; 117,667 and 114,546
   shares issued and outstanding,
   respectively                                     117           115
  Additional paid-in capital                    510,757       451,093
  Retained earnings                             677,436       478,612
  Cumulative translation adjustment              (6,984)      (10,751)
                                             ----------    ----------
     Total stockholders' equity               1,181,326       919,069
                                             ----------    ----------
Total liabilities and stockholders'
      equity                                 $2,410,568    $1,876,419
                                             ==========    ==========

 See accompanying notes to consolidated financial statements.

                 SOLECTRON CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF INCOME
                  (In thousands, except per share data)

                                           Years Ended August 31,
                                     ----------------------------------
                                        1998        1997        1996
                                     ----------  ----------  ----------
Net sales                            $5,288,294  $3,694,385  $2,817,191
Cost of sales                         4,749,988   3,266,106   2,534,813
                                     ----------  ----------  ----------
Gross profit                            538,306     428,279     282,378

Operating expenses:
  Selling, general and
   administrative                       218,377     172,872     100,260
  Research and development               20,940      14,985       6,693
  Acquisition costs                         --        4,000         --
                                     ----------  ----------  ----------
Operating income                        298,989     236,422     175,425
Interest income                          24,753      28,536      13,302
Interest expense                        (24,759)    (26,551)    (15,650)
                                     ----------  ----------  ----------
Income before income taxes              298,983     238,407     173,077
Income taxes                            100,159      80,348      58,845
                                     ----------  ----------  ----------
Net income                           $  198,824  $  158,059  $  114,232
                                     ==========  ==========  ==========
Net income per share:
  Basic                              $     1.72  $     1.42  $     1.12
  Diluted                            $     1.65  $     1.37  $     1.08
Weighted average number of shares:
  Basic                                 115,833     111,502     101,676
  Diluted                               126,567     115,321     106,718

See accompanying notes to consolidated financial statements.

                             SOLECTRON CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                        (In thousands)

                                    Common Stock    Additional            Cumulative      Total
                                  ----------------   Paid-In    Retained  Translation  Stockholders'
                                   Shares   Amount   Capital    Earnings  Adjustment      Equity
                                  -------  -------  ----------  --------  -----------  ------------
Balances as of August 31, 1995     99,168  $    99  $  329,166  $206,321  $     2,555  $    538,141
Options exercised                   1,238        1      10,163       --           --         10,164
Stock issued under employee
  purchase plan                       278      --        4,339       --           --          4,339
Conversion of long-term debt        3,946        4      30,398       --           --         30,402
Stock issued in business
  combination                         392        1       1,667       --           --          1,668
Tax benefit associated with
  exercise of stock options           --       --        2,481       --           --          2,481
Net income                            --       --          --    114,232          --        114,232
Translation adjustment                --       --          --        --          (858)         (858)
                                  -------  -------  ----------  --------  -----------  ------------
Balances as of August 31, 1996    105,022      105     378,214   320,553        1,697       700,569
Options exercised                   3,008        3      31,316       --           --         31,319
Stock issued under employee
  purchase plan                       325        1       6,758       --           --          6,759
Stock issued in business
  combination                       6,191        6      24,012       --           --         24,018
Tax benefit associated with
  exercise of stock options           --       --       10,793       --           --         10,793
Net income                            --       --          --    158,059          --        158,059
Translation adjustment                --       --          --        --       (12,448)      (12,448)
                                  -------  -------  ----------  --------  -----------  ------------
Balances as of August 31, 1997    114,546      115     451,093   478,612      (10,751)      919,069
Options exercised                   2,809        2      39,000       --           --         39,002
Stock issued under employee
  purchase plan                       312      --       11,326       --           --         11,326
Tax benefit associated with
  exercise of stock options           --       --        9,338       --           --          9,338
Net income                            --       --          --    198,824          --        198,824
Translation adjustment                --       --          --        --         3,767         3,767
                                  -------  -------  ----------  --------  -----------  ------------
Balances as of August 31, 1998    117,667  $   117  $  510,757  $677,436  $    (6,984) $  1,181,326
                                  =======  =======  ==========  ========  ===========  ============

See accompanying notes to consolidated financial statements.

                 SOLECTRON CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (In thousands)
                                            Years Ended August 31,
                                      ---------------------------------
                                         1998        1997        1996
                                      ---------   ---------   ---------
Cash flows from operating activities:
  Net income                          $ 198,824   $ 158,059   $ 114,232
  Adjustments to reconcile net
   income to net cash provided
   by operating activities:
    Depreciation and amortization       124,200     104,590      84,804
    Interest accretion on zero-
     coupon subordinated notes              --          --        1,173
    Interest accrual on
     long-term debt                          27          19      12,507
    Tax benefit associated with the
     exercise of stock options            9,338      10,793       2,481
    Gain on disposal of fixed assets     (2,277)        --          --
    Other                                (1,326)     (7,135)     (3,065)
    Changes in operating assets
     and liabilities:
      Accounts receivable              (250,575)    (66,293)    (32,379)
      Inventories                      (164,058)   (115,560)    (27,053)
      Prepaid expenses and other
       current assets                   (40,424)    (48,947)       (234)
      Accounts payable                  235,765     135,287     (56,784)
      Accrued expenses and other
       current liabilities               40,291      31,124       6,272
                                      ---------   ---------   ---------
Net cash provided by
  operating activities                  149,785     201,937     101,954
                                      ---------   ---------   ---------
Cash flows from investing activities:
  Purchases of short-term investments  (150,518)   (274,160)   (781,266)
  Sales and maturities of short-term
   investments                          324,772     197,851     658,436
  Acquisition of manufacturing
   locations                           (174,885)        --     (131,893)
  Capital expenditures                 (244,375)   (188,171)   (115,446)
  Proceeds from leasing transactions     25,528         --          --
  Proceeds from disposal of fixed
   assets                                34,692      10,639       8,694
  Other                                 (14,394)     16,637       9,806
                                      ---------   ---------   ---------
Net cash used in investing activities  (199,180)   (237,204)   (351,669)
                                      ---------   ---------   ---------
Cash flows from financing activities:
  Proceeds from bank lines of credit        --          --        6,340
  Proceeds from long-term debt              --          --      380,000
  Debt acquisition costs                    --          --       (7,808)
  Repayments of long-term debt           (1,205)     (3,079)     (4,796)
  Net proceeds from sale of
   common stock                          50,328      38,078      14,503
  Other                                  (2,184)        --          --
                                      ---------   ---------   ---------
Net cash provided by financing
  activities                             46,939      34,999     388,239
                                      ---------   ---------   ---------

                                                            (continued)
                                     38

                  SOLECTRON CORPORATION AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                              (In thousands)
                                            Years Ended August 31,
                                      ---------------------------------
                                         1998        1997        1996
                                      ---------   ---------   ---------
Effect of exchange rate changes on
  cash and cash equivalents               2,611      (3,489)        347
                                      ---------  ----------   ---------
Net increase (decrease) in cash
  and cash equivalents                      155      (3,757)    138,871
Cash and cash equivalents at
  beginning of year                     225,073     228,830      89,959
                                      ---------   ---------   ---------
Cash and cash equivalents at
  end of year                         $ 225,228   $ 225,073   $ 228,830
                                      =========   =========   =========
Cash paid:
  Interest                            $  24,999  $   38,306   $     517
  Income taxes                        $  75,817  $   93,420   $  54,937
Non-cash investing and financing
 activities:
  Issuance of common stock upon
   conversion of long-term debt       $     --   $      --    $  30,402
  Issuance of common stock for
   business combination               $     --   $   24,018   $   1,668

See accompanying notes to consolidated financial statements.

                 SOLECTRON CORPORATION AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        August 31, 1998 and 1997

Note 1:  Summary of Significant Accounting Policies

(a) Description of Operations and Principles of Consolidation:
Solectron Corporation (the Company) is an independent provider of customized manufacturing services to original equipment manufacturers in the electronics industry and operates in this one industry segment. The Company's primary services include the manufacture and testing of printed circuit board assemblies as well as system level assembly and testing. The Company also provides materials procurement and materials management in support of its manufacturing, assembly and testing services. In addition, the Company provides consultation on board design and manufacturability and performs refurbishment, packaging and remanufacturing services. Manufacturing and assembly services include turnkey services, where the Company procures certain or all of the materials required for product assembly, and consignment services, where the customer supplies the materials necessary for product assembly. Turnkey services include material procurement and warehousing in addition to manufacturing and involve greater resource investment than consignment services. The Company has manufacturing operations located in North America, Europe, Asia and Latin America.

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

     Machinery and equipment                           2 - 5 years
     Furniture and fixtures                            3 - 5 years
     Leasehold improvements                            Lease term
     Buildings                                         6 -50 years

(e) Other Assets: Other assets consist of intangible assets, including intellectual property rights and goodwill, and debt issuance costs. Intangible assets are amortized using the straight-line method over the expected life of the asset -- ten years for intellectual property rights and ten years for goodwill. Debt issuance costs are amortized using the straight-line method, which does not differ materially from the interest method, over the debt term (ten years).

(f) Impairment of Long-Lived Assets: The Company reviews property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of property and equipment is measured by comparison of its carrying amount, including the unamortized portion of goodwill allocated to the property and equipment, to future net cash flows the property and equipment are expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the property and equipment, including the allocated goodwill, if any, exceeds its fair market value. The Company assesses the recoverability of enterprise level goodwill by determining whether the unamortized goodwill balance can be recovered through undiscounted future cash flows of the acquired operation. The amount of enterprise level goodwill impairment, if any, is measured based on projected discounted future cash flows using a discount rate reflecting the Company's average cost of funds. To date, no adjustments to the carrying value of the Company's long-lived assets have been required.

(g) Income Taxes: The Company uses the asset and liability method of accounting for income taxes. Deferred tax assets and liabilities are recognized for the future consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. When necessary, a valuation allowance is recorded to reduce tax assets to an amount whose realization is more likely than not. The effect of changes in tax rates is recognized in the period in which the rate change occurs.

(h) Net Income Per Share: Basic and diluted net income per share amounts for all periods presented have been calculated, and where necessary restated, to conform to the requirements of Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share." Basic net income per share is calculated using the weighted average number of common shares outstanding during the period. Diluted net income per share is calculated using the weighted average number of common shares plus dilutive common equivalent shares outstanding during the period. Common equivalent shares consist of stock options that are computed using the treasury stock method and shares issuable upon conversion of the Company's outstanding convertible notes computed using the as-if converted method.

(i) Revenue Recognition: The Company recognizes revenue upon shipment of product to its customers.

(j) Employee Stock Plans: The Company accounts for its stock option plans and its Employee Stock Purchase Plan using the intrinsic value method.

(k) Foreign Currency: Assets and liabilities of foreign subsidiaries where the local currency is the functional currency are translated at year-end exchange rates. The effects of these translation adjustments are reported as a separate component of stockholders' equity. Exchange gains and losses arising from transactions denominated in a currency other than the functional currency of the entity involved and remeasurement adjustments for foreign operations where the United States dollar is the functional currency are included in income. To date, the effect of such amounts on net income has not been material.

(l) Derivatives: Gains and losses on foreign currency forward exchange contracts designated as hedges of assets and liabilities are included in income concurrently with the offsetting losses and gains on the related balance sheet item. Gains and losses on hedges of firm commitments and anticipated transactions are deferred and included in the basis of the transaction when it occurs.

(m) Year-End: The Company's financial reporting year consists of either 52-week or 53-week periods ending on the last Friday in August. Fiscal years 1998 and 1997 each contained 52 weeks, and fiscal year 1996 contained 53 weeks. For purposes of presentation in the accompanying financial statements and notes thereto, the Company has indicated its accounting years as ending on August 31.

The Company's subsidiaries, Solectron Texas, Inc. (Texas) and Solectron Brasil, Ltda. (Brazil) report their results one month in arrears. The Company's consolidated financial position as of August 31, 1998 includes the financial position of the Texas and Brazil operations as of July 31, 1998 and the Company's consolidated financial position as of August 31, 1997 includes the financial position of the Texas operation as of July 31, 1997. Similarly, the Company's consolidated results of operations and cash flows for the year ended August 31, 1998 include the results of operations and cash flows of the Texas and Brazil operations for the twelve months ended July 31, 1998. The Company's consolidated results of operations and cash flows for the years ended August 31, 1997 and 1996 include the results of operations and cash flows of the Texas operation for the twelve months ended July 31, 1997 and the four-month period since its acquisition ended July 31, 1996, respectively.

(n) Recent Accounting Pronouncements: In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities. The Company expects that the adoption of SFAS No. 133 will have no material impact on its financial position, results of operations or cash flows. The Company will be required to implement SFAS No. 133 for its fiscal year ending August 31, 2000.

In March 1998, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 requires that entities capitalize certain costs related to internal-use software once certain criteria have been met. The Company has not yet determined the impact of SOP 98-1 on its financial position, results of operations and cash flows. The Company will be required to implement SOP 98-1 for its fiscal year ending August 31, 2000.

In April 1998, the AICPA issued SOP 98-5, "Reporting on the Costs of Start-Up Activities." SOP 98-5 requires that all start-up costs related to new operations must be expensed as incurred. In addition, all start-up costs that were capitalized in the past must be written off when SOP 98-5 is adopted. The Company expects that the adoption of SOP 98-5 will have no material impact on its financial position, results of operations or cash flows. The Company will be required to implement SOP 98-5 for its fiscal year ending August 31, 2000.

(o) Reclassifications: Certain prior year amounts have been reclassified to conform to the 1998 presentation.

Note 2: Cash, Cash Equivalents and Short-Term Investments

Cash, cash equivalents and short-term investments consisted of the following at August 31:

                                        Cash and Cash       Short-Term
                                         Equivalents        Investments
                                        -------------       -----------
                                                 (in thousands)
1998
-------
Cash                                       $ 91,527         $      --
Money market funds                           74,225                --
Certificates of deposit                          42             11,353
Municipal market auction securities             800                --
U.S. government securities                   27,778             47,118
Corporate obligations                         6,026             17,509
Municipal obligations                         5,424                --
Other                                        19,406              7,596
                                           --------           --------
                                           $225,228           $ 83,576
                                           ========           ========
1997
-------
Cash                                       $ 39,725           $    --
Money market funds                           81,350                --
Certificates of deposit                       9,822             23,249
Municipal market auction securities           7,723                --
Corporate market auction securities          14,206                --
U.S. government securities                    6,685            173,304
Corporate obligations                        58,422             51,542
Municipal obligations                         7,140                --
Other                                           --               9,734
                                           --------           --------
                                           $225,073           $257,829
                                           ========           ========

                                     43

Short-term investments are carried at fair market value, which approximates cost. As of August 31, 1998 and 1997, unrealized gains and losses were not material. Realized gains and losses for the years ended August 31, 1998, 1997 and 1996 were not material. As of August 31, 1998, all of the Company's short-term investments mature within two years.

Note 3:  Inventories

Inventories as of August 31, 1998 and 1997 consisted of:

                               1998              1997
                             --------          --------
                                   (in thousands)
     Raw materials           $577,764          $365,630
     Work-in-process          210,755           128,992
                             --------          --------
                             $788,519          $494,622
                             ========          ========

Note 4:  Property and Equipment

Property and equipment as of August 31, 1998 and 1997 consisted of:

                                           1998            1997
                                         --------        --------
                                               (in thousands)
     Land                                $ 23,074        $ 18,070
     Buildings and improvements            94,012          46,441
     Machinery and equipment              531,310         432,963
     Furniture and fixtures               106,353          76,485
     Leasehold improvements                46,653          41,647
     Construction-in-progress              58,429          33,171
                                         --------        --------
                                          859,831         648,777
     Less accumulated depreciation
      and amortization                    411,792         322,416
                                         --------        --------
     Net property and equipment          $448,039        $326,361
                                         ========        ========

Note 5:  Lines of Credit

The Company has available a $100 million unsecured multicurrency revolving line of credit that expires April 30, 2002. Borrowings under the credit facility bear interest, at the Company's option, at either the bank's prime rate, the London interbank offering rate (LIBOR) plus a margin, or the bank's certificate of deposit (CD) rate plus a margin. The margin under the LIBOR or CD rate options will vary depending on the Company's Standard & Poor's Corporation and/or Moody's Investor Services, Inc. rating for its long-term senior unsecured debt and was 0.4% at August 31, 1998. Under the agreement, the Company must meet certain financial covenants. As of August 31, 1998 and 1997, there were no borrowings outstanding under this line of credit.

The Company also has $114.9 million in foreign lines of credit and other bank facilities. Borrowings are payable on demand. The interest rates range from the bank's prime lending rate to the bank's prime rate plus 2.0%. As of August 31, 1998, borrowings and guaranteed amounts under these lines of credit were $22.7 million, which had a weighted-average interest rate of 4.9% per annum.

The Company has entered into an asset securitization arrangement with a bank under which it may sell up to $120 million of eligible accounts receivable. The arrangement is subject to certain financial covenants and management representations. The arrangement expires in August 1999. No transaction has occurred under this arrangement.

Note 6:  Long-Term Debt

Long-term debt at August 31, 1998 and 1997 consisted of:

                                                   1998         1997
                                                 --------     --------
                                                    (in thousands)
6% subordinated notes due 2006, face value
  $230,000, fair value of $333,500 in 1998
  and $318,274 in 1997. Convertible into
  6,804 shares of common stock                   $230,000     $230,000
7 3/8% senior notes due 2006, face value
  $150,000, fair value of $157,680 in 1998
  and $149,300 in 1997                            149,771      149,745
Other, fair value of $5,748 in 1998 and
  $6,105 in 1997                                    5,748        6,105
                                                 --------     --------
 Total long-term debt                            $385,519     $385,850
                                                 ========     ========

In February 1996, the Company issued convertible, subordinated notes for an aggregate principal amount of $230 million. These notes are in denominations of and have a maturity value of $1,000 each, payable on March 1, 2006. Interest is payable semi-annually at a rate of 6% per annum. The notes are subordinated to all existing and future senior indebtedness of the Company. Each note is convertible at any time by the holder into shares of common stock at a conversion price of $33.81 per share. Beginning on March 3, 1999, the notes are redeemable for cash at the option of the Company, in whole or in part, at redemption prices ranging from 104.2% of the principal amount in 1999 to 100% of the principal amount in 2006. Upon a change in control of the Company, each holder of the notes has the right to require the Company to repurchase the notes for 100% of the principal amount.

In March 1996, the Company issued $150 million aggregate principal amount of senior notes. The notes are in denominations of and have a maturity value of $1,000 each and are due on March 1, 2006. Interest is payable semi-annually at a rate of 7 3/8% per annum. The notes may not be redeemed prior to maturity.

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

Derivatives

The Company enters into forward exchange contracts to hedge foreign currency exposures on a continuing basis for periods consistent with its committed exposures. These transactions generally do not subject the Company to risk of accounting loss because gains and losses on these contracts offset losses and gains on the assets, liabilities and transactions being hedged. The Company is exposed to credit-related losses in the event of non-performance by the parties in these contracts. The counterparties to these contracts are substantial and credit-worthy multinational commercial banks. The risk of counterparty non-performance associated with these contracts is remote. Because these contracts have maturities of less than six months, the amounts of unrealized gains and losses are immaterial. The Company had $31.3 million and $75.6 million of aggregate foreign currency forward exchange contracts outstanding at the end of fiscal years 1998 and 1997, respectively, primarily for the purchase and sale of European currencies, the Japanese yen, the Malaysian ringgit and the U.S. dollar by the Company's international subsidiaries.

Business and Credit Concentrations

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash, cash equivalents, short-term investments and trade accounts receivable. The Company's cash, cash equivalents and short-term investments are managed by recognized financial institutions that follow the Company's investment policy. The Company's investments are comprised of investment grade short-term debt instruments, and the Company's investment policy limits the amount of credit exposure in any one issue. Concentrations of credit risk in accounts receivable resulting from sales to major customers are discussed in Note 13. The Company generally does not require collateral for sales on credit. The Company closely monitors extensions of credit and has not experienced significant credit losses in the past.

Note 8:  Commitments

The Company leases various facilities under operating lease agreements. The facility leases expire at various dates through 2006. Substantially all leases require the Company to pay property taxes, insurance and normal maintenance costs. Payments under certain leases are periodically adjusted based on LIBOR rates. The leases for certain of the Company's facilities in Milpitas and San Jose, California, and Everett, Washington, provide the Company with the option at the end of each of the leases of either acquiring the property at its original cost or arranging for the property to be acquired. The Company is contingently liable under a first loss clause for a decline in market value of these leased facilities totaling up to $93.1 million in the event the Company does not purchase the properties at the ends of the lease terms. The Company must also maintain compliance with financial covenants similar to its credit facilities.

During fiscal 1998, the Company entered into an arrangement with a third-party leasing company under which certain of the Company's fixed assets with a carrying value of approximately $31.3 million were sold to the leasing company and leased back. The Company is accounting for these transactions as operating leases.

Future minimum payments related to lease obligations, including the $93.1 million contingent liability discussed above, are $39.5 million, $29.8 million, $20.9 million, $65.1 million and $44.9 million in each of the years in the five-year period ending August 31, 2003 and an aggregate $2.6 million for periods after that date. Rent expense was $33.3 million, $22.9 million and $17.0 million for the years ended August 31, 1998, 1997 and 1996, respectively.

Note 9:  Retirement Plans

The Company has various retirement plans that cover a significant number of its associates. The major pension plans are defined contribution plans, which provide pension benefits in return for services rendered, provide an individual account for each participant, and have terms that specify how contributions to the participant's account are to be determined rather than the amount of pension benefits the participant is to receive. Contributions to these plans are based on varying percentages of each participant's base salary. The Company's expense for the defined contribution plans totaled $4.5 million, $3.0 million and $2.3 million, in 1998, 1997 and 1996, respectively.

Note 10:  Income Taxes

The components of income taxes for the years ended August 31, 1998, 1997 and 1996 were as follows (in thousands):

                                       1998         1997         1996
                                     --------     --------     --------
     Current:
        Federal                      $ 74,123     $ 62,618     $ 48,817
        State                          15,319       10,923        7,151
        Foreign                        14,611        5,944        4,204
                                     --------     --------     --------
                                      104,053       79,485       60,172
                                     --------     --------     --------
     Deferred:
        Federal                        (7,819)      (8,808)      (2,579)
        State                          (1,586)      (1,067)        (233)
        Foreign                        (3,827)         (55)        (996)
                                     --------     --------     --------
                                      (13,232)      (9,330)      (3,808)
                                     --------     --------     --------
     Charge in lieu of taxes
        attributable to employee
        stock plans                     9,338       10,793        2,481
                                     --------     --------     --------
           Total                     $100,159     $ 80,348     $ 58,845
                                     ========     ========     ========

                                     47

The overall effective income tax rate (expressed as a percentage of financial statement income before income taxes) differed from the expected U.S. income tax rate for the years ended August 31, 1998, 1997 and 1996 as follows:

                                          1998         1997        1996
                                        -------      -------     -------
     Federal tax rate                     35.0%        35.0%       35.0%
     State income tax, net of federal
      tax benefit                          3.2          3.1         2.8
     Tax exempt interest                    --           --        (0.1)
     Income of international subsidiaries
      taxed at different rates            (0.9)         0.2         0.5
     Tax holiday                          (7.1)        (3.8)       (5.0)
     Other                                 3.3         (0.8)        0.8
                                          ----         ----        ----
     Effective income tax rate            33.5%        33.7%       34.0%
                                          ====         ====        ====

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities as of August 31, 1998 and 1997 were as follows (in thousands):

                                            1998           1997
                                          --------       --------
     Deferred tax assets:
      Accruals, allowances and reserves   $ 18,696       $ 14,240
      State income tax                       6,137          3,054
      Pre-operating costs                       14             15
      Acquired intangible assets             1,926          2,039
      Net undistributed profits of
       subsidiaries                          2,220          1,635
      Plant and equipment                    5,839          1,778
      Other                                  3,413          2,976
                                          --------       --------
     Total deferred tax assets              38,245         25,737
                                          --------       --------
     Deferred tax liabilities:
      Other                                   (359)        (1,083)
                                          --------       --------
     Total deferred tax liabilities           (359)        (1,083)
                                          --------       --------
     Net deferred tax assets              $ 37,886       $ 24,654
                                          ========       ========

Based on the Company's historical operating income, management believes it is more likely than not that the Company will realize the benefit of the deferred tax assets recorded and, accordingly, has established no valuation allowance.

Worldwide income before income taxes for the years ended August 31, 1998, 1997 and 1996 consisted of the following (in thousands):

                                        1998        1997        1996
                                      --------    --------    --------
     U.S.                             $216,979    $198,029    $140,900
     Non-U.S.                           82,004      40,378      32,177
                                      --------    --------    --------
        Total                         $298,983    $238,407    $173,077
                                      ========    ========    ========

During the fiscal year ended August 31, 1997, the Company adopted a change regarding undistributed earnings of its German subsidiaries, which previously were deemed to be permanently reinvested. The effect of this change was the recognition of net deferred tax assets for foreign tax credit utilization of approximately $0.6 million and $1.6 million for the years ended August 31, 1998 and 1997, respectively.

Cumulative undistributed earnings of the international subsidiaries amounted to $210.6 million as of August 31, 1998, of which approximately
$195.6 million is intended to be permanently reinvested. The amount of income tax liability that would result had such earnings been repatriated is estimated to be approximately $46.3 million.

The Company has been granted a tax holiday for its Malaysia sites which is effective through January 31, 2002, subject to certain conditions.
The Company has also been granted various tax holidays in China, which are effective for various terms and are subject to certain conditions.

Note 11:  Stockholders' Equity

Pro Forma Fair Value Disclosures

The Company accounts for its employee stock plans, consisting of fixed stock option plans and an employee stock purchase plan, using the intrinsic value method. Accordingly, no compensation expense related to these plans has been recognized in the Company's financial statements.
The table below sets out the pro forma amounts of net income and net income per share that would have resulted for the years ended August 31, 1998, 1997 and 1996 if the Company accounted for its employee stock plans under the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation."

                                      1998          1997          1996
                                    --------      --------      --------
                                   (in thousands, except per share data)
     Net income      As reported    $198,824      $158,059      $114,232
                     Pro forma      $173,559      $144,786      $108,905

     Net income per share:
     Basic           As reported    $   1.72      $   1.42      $   1.12
                     Pro forma      $   1.50      $   1.30      $   1.07

     Diluted         As reported    $   1.65      $   1.37      $   1.08
                     Pro forma      $   1.46      $   1.27      $   1.03









For purposes of computing pro forma net income, the fair value of each option grant and Employee Stock Purchase Plan purchase right is estimated on the date of grant using the Black-Scholes option pricing model. The assumptions used to value the option grants and purchase rights are stated below.

                          1998              1997              1996
                    ----------------  ----------------  ----------------
Expected life of
 options                 4 years          4.3 years     4.3 to 4.7 years
Expected life of
 purchase rights        3 months          3 months          3 months
Volatility                 44%               40%               40%
Risk-free interest
 rate                 5.1% to 5.9%      5.2% to 6.5%      5.1% to 6.7%
Dividend yield            zero              zero              zero

Options vest over several years and new option grants are generally made each year. Because of this and because the provisions of SFAS No. 123 are effective only for fiscal years 1998, 1997 and 1996, the pro forma amounts shown above may not be representative of the pro forma effect on reported net income in future years.

Stock Option Plans

The Company's stock option plans provide for grants of options to associates to purchase common stock at the fair market value of such shares on the grant date. The options vest over a four-year period beginning generally on the grant date. The term of the options is five years for options granted prior to November 17, 1993 and seven years for options granted thereafter. In connection with the acquisition of Force Computers, Inc. (see Note 15), the Company assumed all options outstanding under the Force option plan, after the application of the exchange ratio. Options under the Force plan generally vest over a four-year period beginning on the grant date and have a ten-year term. No further options may be granted under the Force plan.

A summary of stock option activity under the plans for the years ended August 31, 1998, 1997 and 1996 follows:

                       1998               1997               1996
                ------------------ ------------------ ------------------
                          Weighted           Weighted           Weighted
                  Number   Average   Number   Average   Number   Average
                    of    Exercise     of    Exercise     of    Exercise
                  Shares    Price    Shares    Price    Shares    Price
                --------- -------- --------- -------- --------- --------
Outstanding,
 beg. of year  10,229,510  $18.99  9,431,576  $14.82  7,983,680  $11.69
Granted         2,676,682  $44.86  3,403,074  $26.82  3,173,878  $20.10
Assumed from
 Force plan           --      --     839,264  $ 2.20        --      --
Exercised      (2,809,115) $14.82 (3,007,754) $ 9.76 (1,237,774) $ 8.22
Canceled         (630,743) $28.16   (436,650) $21.03   (488,208) $15.07
               ----------         ----------         ----------
Outstanding,
 end of year    9,466,334  $26.93 10,229,510  $18.99  9,431,576  $14.82
               ==========         ==========         ==========
Exercisable
 at year-end    4,735,145  $20.72  5,181,725  $15.85  5,023,686  $12.48
               ==========         ==========         ==========
Weighted-average
 fair value of
 options granted
 during the year           $18.61             $11.23             $ 8.47

Information regarding the stock options outstanding at August 31, 1998 is summarized in the table below.

                          Outstanding                   Exercisable
               ----------------------------------  ---------------------
                             Weighted
                              Average    Weighted               Weighted
   Range of                  Remaining   Average                Average
   Exercise     Number of   Contractual  Exercise   Number of   Exercise
    Prices       Shares        Life       Price      Shares      Price
-------------  -----------  -----------  --------  -----------  --------
$ 1.32-$ 5.14*    163,929    7.23 years   $ 3.73       48,089    $ 3.20
$13.31-$19.00   3,292,447    2.94 years   $16.08    2,786,199    $15.71
$20.38-$23.94   2,180,878    4.37 years   $23.04    1,087,925    $22.91
$24.50-$29.63   1,140,920    5.30 years   $27.85      383,793    $28.40
$37.16-$39.94     478,119    6.04 years   $38.38      103,604    $38.04
$41.38-$50.75   2,210,041    6.38 years   $45.70      325,535    $44.25
               ----------                           ---------
$ 1.32-$50.75   9,466,334    4.59 years   $26.93    4,735,145    $20.72
               ==========                           =========

*Options in this range of exercise prices represent the options assumed in connection with the acquisition of Force.

A total of 12,576,596 shares of common stock remain reserved for issuance under the plans as of August 31, 1998.

On December 1 of each year, each independent member of the Company's Board of Directors is granted an option to purchase 6,000 shares of common stock at the then current fair market value. Such options vest over one year.

Employee Stock Purchase Plan

Under the Company's Employee Stock Purchase Plan (the Purchase Plan), associates meeting specific employment qualifications are eligible to participate and can purchase shares quarterly through payroll deductions at the lower of 85% of the fair market value of the stock at the commencement or end of the offering period. The Purchase Plan permits eligible associates to purchase common stock through payroll deductions for up to 10% of qualified compensation. As of August 31, 1998, 2,155,194 shares remain available for issuance under the Purchase Plan.

The weighted-average fair value of the purchase rights granted in fiscal 1998, 1997 and 1996 was $9.98, $5.92 and $4.72, respectively.

Note 12:  Geographic Information

Information about the Company's operations in different geographic regions is presented in the table below:

                                              Operating   Identifiable
                                Net Sales       Income       Assets
                               ----------     ---------   ------------
                                            (in thousands)
     Fiscal 1998:
       North America           $3,857,545     $247,791     $1,562,667
       Europe                   1,067,231       37,142        461,639
       Asia and other             363,518       14,056        386,262
                               ----------     --------     ----------
                               $5,288,294     $298,989     $2,410,568
                               ==========     ========     ==========
     Fiscal 1997:
       North America           $2,862,941     $200,664     $1,357,189
       Europe                     580,486       22,157        312,552
       Asia and other             250,958       13,601        206,678
                               ----------     --------     ----------
                               $3,694,385     $236,422     $1,876,419
                               ==========     ========     ==========
     Fiscal 1996:
       North America           $1,981,788     $142,470     $1,117,875
       Europe                     490,606        7,775        224,172
       Asia and other             344,797       25,180        110,151
                               ----------     --------     ----------
                               $2,817,191     $175,425     $1,452,198
                               ==========     ========     ==========

Net sales and operating income reflect the destination of the product shipped.

Note 13:  Major Customers

Net sales to major customers as a percentage of consolidated net sales for the years ended August 31, 1998, 1997 and 1996 were as follows:

                                        1998      1997      1996
                                       ------    ------    ------
    Hewlett-Packard Corporation          14%       14%       11%
    Cisco Systems, Inc.                  11%        *         *
    Sun Microsystems, Inc.               11%        *         *
    Nortel Networks, Inc. (formerly
     Bay Networks, Inc.)                  *        10%        *
    ---------------------------
    * net sales less than 10%

The Company has concentrations of credit risk as a result of sales to these and other of the Company's significant customers. In particular, Hewlett-Packard Corporation accounts for approximately 13% of total accounts receivable at August 31, 1998. The concentration of credit risk is intensified due to the fact that the majority of the Company's customers are in the same industry. The Company has considered its concentrations of credit risk in establishing its reserves for bad debt and considers such reserves to be adequate.

Note 14: Purchase of Assets

In October 1997, the Company acquired certain assets, primarily equipment and inventory, of Ericsson Telecom AB's Business Area Infocom Systems' (Ericsson) printed circuit board assembly operation located in Sao Paulo, Brazil. The acquisition was accounted for as a purchase of assets and the purchase price was allocated to the assets acquired based on the relative fair values of the assets at the date of acquisition. Under the terms of the agreement, Ericsson will contract for the Company's services through its subsidiary, Solectron Brasil Ltda. through September 1999. In addition Solectron Brasil Ltda. hired approximately 370 associates formerly employed by Ericsson.

In April 1998, the Company acquired NCR Corporation's (NCR) manufacturing assets in three cities for a purchase price of approximately $79.5 million, subject to adjustment. The acquisition was accounted for as a purchase of assets and the purchase price was allocated to the assets acquired based on the relative fair values of the assets at the date of acquisition. Under the terms of the agreement, NCR will outsource the manufacturing of certain of its computer, computer peripheral and server components to Solectron for at least five years and Solectron hired approximately 1,200 NCR manufacturing and related support associates.

In June 1998, the Company acquired International Business Machines Corporation's (IBM) Electronic Card Assembly and Test (ECAT) manufacturing assets in Charlotte, North Carolina. In addition, the Company acquired non-exclusive rights to certain IBM intellectual property. The total purchase price for the manufacturing assets and the intellectual property rights was approximately $95.4 million, subject to adjustment. The transaction was accounted for as a purchase of assets, and the purchase price was allocated to the assets acquired based on the relative fair values of the assets at the date of acquisition. Approximately $17.0 million of the purchase price was allocated to the intellectual property rights, which will be amortized on a straight-line basis over ten years.

Under the terms of the agreement, Solectron hired approximately 700 IBM manufacturing and related support associates and the Company will provide printed circuit board assembly services to IBM in North America for the next three years. In addition, IBM has made available to Solectron 115 patents and 51 disclosures (collectively the intellectual property rights) covering a wide spectrum of technologies and capabilities. IBM will also provide to Solectron failure analysis and characterization tools for process development and manufacturing, including fault detection and isolation.

Note 15: Business Combinations

Poolings of Interests

In November 1996, the Company exchanged approximately 6.2 million shares of common stock for all of the outstanding stock of Force Computers, Inc. (Force) and assumed all of the outstanding options of Force after giving effect to the exchange ratio. Force is a designer and provider of computer platforms for the embedded market. This transaction was accounted for under the pooling of interests method. The results of operations of Force prior to its acquisition were not material to the Company's consolidated results of operations. Accordingly, the Company's historical financial statements have not been restated to reflect the financial position and results of operations of Force, and pro forma financial information has not been disclosed. The Company incurred transaction expenses of $4.0 million directly related to the acquisition of Force.

In March 1996, the Company exchanged common stock and common stock options for all of the outstanding stock and options of Fine Pitch Technology, Inc. (Fine Pitch), a provider of prototype services. This transaction was accounted for under the pooling of interests method. The results of operations of Fine Pitch prior to its acquisition were not material to the Company's consolidated results of operations. Accordingly, the Company's historical financial statements have not been restated to reflect the financial position and results of operations of Fine Pitch, and pro forma financial information has not been disclosed.

Purchases

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

The following pro forma financial information gives effect to the acquisition of the CMS operations on a purchase accounting basis for the year ended August 31, 1996, as if the CMS operations had been acquired at the beginning of that period. The preparation of this financial information requires the use of management's estimates. This pro forma financial information includes certain adjustments for goodwill amortization, increased depreciation expense, a decrease in interest income (related to the assumed liquidation of certain current investments for the purchase of the CMS operations) and the related income tax effects.

This pro forma combined information is not purported to be indicative of the results that would have actually been obtained if the combination had been in effect during the periods indicated, or that may be obtained in the future. In addition, it does not reflect the effects of any synergy that might be achieved from the newly combined operations.

Pro forma financial information:

                                         Year Ended
                                         August 31,
                                            1996
                                         ----------
                                        (in thousands,
                                         except per
                                         share data)

Net sales                                $3,152,962
Net income                               $  115,085
Net income per share:
  Basic                                  $     1.13
  Diluted                                $     1.09

16. Net Income per Share

The following table sets forth the computation of basic and diluted net income per share for the years ended August 31, 1998, 1997 and 1996.

                                            1998       1997       1996
                                          --------   --------   --------
                                                  (in thousands,
                                              except per share data)
Net income - basic                        $198,824   $158,059   $114,232

 Interest expense from convertible
  subordinated notes, net of taxes           9,593        --         739
                                          --------   --------   --------
Net income - diluted                      $208,417   $158,059   $114,971
                                          ========   ========   ========

Weighted average shares - basic            115,833    111,502    101,676

  Common stock equivalents-stock options     3,930      3,819      2,578
  Common shares issuable upon assumed
   conversion of convertible subordinated
   notes                                     6,804        --       2,464
                                          --------   --------   --------
Weighted average shares - diluted          126,567    115,321    106,718
                                          ========   ========   ========

Net income per share - basic              $   1.72   $   1.42   $   1.12
                                          ========   ========   ========

Net income per share - diluted            $   1.65   $   1.37   $   1.08
                                          ========   ========   ========

For the years ended August 31, 1998, 1997 and 1996 options to purchase
2.1 million, 0.5 million and 1.3 million shares, respectively, of common stock with exercise prices greater than the average fair market value of the Company's stock for the period of $42.52, $29.59 and $20.22, respectively, were not included in the calculation because the effect would have been antidilutive. In addition, the calculations for the years ended August 31, 1997 and 1996 did not include the 6.8 million common shares issuable upon conversion of the convertible subordinated notes as they would also have been antidilutive.

INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Solectron Corporation:

We have audited the accompanying consolidated balance sheets of Solectron Corporation and subsidiaries as of August 31, 1998 and 1997, and the related consolidated statements of income, stockholders' equity and cash flows for each of the years in the three-year period ended August 31, 1998. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the Index at Item 14(a)(2). These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Solectron Corporation and subsidiaries as of August 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended August 31, 1998, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                                 KPMG PEAT MARWICK LLP

Mountain View, California
September 14, 1998

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable

PART III

ITEM 10:   DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

Solectron's executive officers and directors and their ages as of August 31, 1998 are as follows:

             Name               Age            Position
----------------------------  ------   -------------------------------
Koichi Nishimura, Ph.D.         60     President, Chief Executive
                                       Officer and Chairman of the Board

David Kynaston                  57     Vice President and President
                                       Solectron Europe

Stephen T. Ng                   43     Senior Vice President and
                                       Chief Materials Officer

Leslie T. Nishimura *           54     Senior Vice President and
                                       President Solectron
                                       Washington, Inc.

Ken Tsai                        55     Senior Vice President and
                                       President Solectron Asia

Susan S. Wang                   47     Senior Vice President, Chief
                                       Financial Officer and Secretary

Walter W. Wilson                54     Senior Vice President and
                                       President Solectron Americas

Saeed Zohouri, Ph.D.            47     Senior Vice President, Chief
                                       Technology Officer and
                                       President Solectron North America

Winston H. Chen, Ph.D. (4)      57     Director

Richard A. D'Amore (4)          45     Director

Charles A. Dickinson (3)(4)(5)  74     Director

Heinz Fridrich (1)(2)(5)        65     Director

Philip V. Gerdine, Ph.D. (2)    59     Director

William A. Hasler (3)(5)        56     Director

Kenneth E. Haughton, Ph.D. (3)  70     Director

Paul R. Low, Ph.D. (1)(2)       65     Director

Osamu Yamada (4)                69     Director
---------------
* Resigned from the Company in September 1998.
(1) Member of the Audit Committee, which was replaced by the Audit and Finance Committee effective September 1, 1998.
(2) Member of the Audit and Finance Committee.
(3) Member of the Compensation Committee
(4) Member of the Nominating Committee
(5) Member of Information Technology Committee

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

Mr. Leslie T. Nishimura, a founder of the Company, resigned from the Company in September 1998. He had served as Senior Vice President of Solectron since 1989, President of Solectron Asia from 1991 to 1993, Secretary of Solectron from 1989 to 1992 and Vice President, Manufacturing Technology of Solectron from 1978 to 1989. Mr. Nishimura's prior experience includes various materials, production control and inventory control supervisory positions at Ritter Co., Burndy Corporation and the Norden Division of United Technologies, Inc.

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

Dr. Saeed Zohouri has served as Senior Vice President and Chief Technology Officer since 1994, President Solectron California Corporation from March 1996 to August 1998 and President, Solectron North America since August 1998. Dr. Zohouri joined Solectron in 1980; he has held various management positions and has also served as Director of Technology. His prior experience includes teaching chemistry at a major international university.

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

Mr. Richard A. D'Amore has served as a director of Solectron since 1985. Mr. D'Amore has been a general partner of North Bridge Venture Partners since 1992. He also serves as a director of Math Soft, Inc., VEECO Instruments, Inc. and Xionics Document Technologies, Inc.

Mr. Charles A. Dickinson has served as a director of Solectron since 1984, and as Chairman of the Board of Directors from 1986 to 1990 and from 1994 to September 1996. He served as an independent consultant to Solectron from 1991 to 1993. He served as President, Solectron Europe from September 1993 to February 1996. From 1986 to 1990, he was Chairman of the Board of Directors, President and Chief Executive Officer of Vermont Micro Systems, Inc. He also serves as a director of Trident Microsystems, Inc., Aavid Thermal Technologies, Inc., Lecroy Corporation and Dense Pac Microsystems, Inc.

Mr. Heinz Fridrich has served as a director of the Company since April 1996. Mr. Fridrich is currently a member of the faculty of the University of Florida. From 1950 to 1993, Mr. Fridrich held a number of manufacturing and operations management positions in Europe and the United States with IBM. He currently serves as a director of Central Hudson Gas & Electric Company and VEECO Instruments, Inc.

Dr. Philip V. Gerdine has served as a director of the Company since May 1998. Dr. Gerdine served as Executive Director, Siemens AG and as managing director of The Plessey Company from September 1989 to September 1998 and previously was Vice President-Corporate Development of Siemens Corporation. Prior to joining Siemens in July 1988, Dr. Gerdine held senior management positions with General Electric Co., Price Waterhouse, and The Boston Consulting Group. He currently serves as a director of Applied Materials, Inc.

Mr. William A. Hasler has served as a director of the Company since May 1998. Mr. Hasler is currently co-chief executive officer of Aphton Corporation, an international biotechnology firm. Prior to joining Aphton, he was Dean and Department Chair of the Haas School of Business at the University of California, Berkeley. He currently serves as a director of Quickturn Design Systems Inc., Walker Interactive Systems Inc., TCSI Corporation and Tenera, Inc.

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

Dr. Paul R. Low has served as a director of Solectron since 1993 and is currently the President of PRL Associates. Prior to founding PRL Associates, Dr. Low worked for IBM from 1957 to 1992. Dr. Low held senior management and executive positions with successively increasing responsibility, including President, General Technology Division and IBM Corporate Vice President; President of General Products Division; and General Manager, Technology Products business line, also serving on IBM's corporate management board. He also serves as a director of Applied Materials, Inc., VEECO, NCD and XION.

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


ITEM 11:   EXECUTIVE COMPENSATION

The information required by item 11 of Form 10-K is incorporated by reference to the information contained in the section captioned "Executive Officer Compensation" of the Registrant's definitive Proxy Statement (Notice of Annual Meeting of Stockholders) for the fiscal year ended August 31, 1998 to be held on January 12, 1999 which the Company will file with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this report.


ITEM 12:   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
           AND MANAGEMENT

Information regarding this item is incorporated herein by reference from the section entitled "Security Ownership of Certain Beneficial Owners and Management" of the Registrant's definitive Proxy Statement (Annual Meeting of Stockholders) for the fiscal year ended August 31, 1998.


ITEM 13:   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information with respect to this item is incorporated herein by reference from the section entitled "Certain Transactions" of the Registrant's definitive Proxy Statement (Annual Meeting of Stockholders) for the fiscal year ended August 31, 1998.

PART IV

ITEM 14:   EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON
           FORM 8-K

(a) 1.   Financial Statements. The financial statements listed in
         Item 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA, above are filed as part of this Annual Report on Form 10-K, beginning on page 34.

    2.   Financial Statement Schedule.  The financial statement
         Schedule II - VALUATION AND QUALIFYING ACCOUNTS is filed as part of this annual report on Form 10-K, at page 65.

    3. Exhibits. The exhibits listed in the accompanying Index to Exhibits are filed as part of this Annual Report on Form 10-K.

(b)      Reports on Form 8-K.  During the fiscal quarter ended
         August 31, 1998 no current reports on Form 8-K were filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           SOLECTRON CORPORATION
                                           (Registrant)

Date: November 12, 1998                     By  /s/  Koichi Nishimura
                                           (Koichi Nishimura, President,
                                           Chief Executive Officer and
                                           Chairman of the Board)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name                         Title                   Date
--------------------------   ---------------------   -----------------

 /s/ Koichi Nishimura        President, Chief
 Koichi Nishimura, Ph.D.     Executive Officer,
                             and Chairman of the
                             Board                    November 12, 1998

 /s/ Susan Wang              Chief Financial
 Susan S. Wang               Officer (Principal
                             Financial and
                             Accounting Officer),
                             Senior Vice President
                             and Secretary            November 12, 1998

/s/ Winston H. Chen          Director                 November 12, 1998
Winston H. Chen, Ph.D.

/s/ Richard A. D'Amore       Director                 November 12, 1998
Richard A. D'Amore

/s/ Charles A. Dickinson     Director                 November 12, 1998
Charles A. Dickinson

/s/ Heinz Fridrich           Director                 November 12, 1998
Heinz Fridrich

/s/ Philip V. Gerdine        Director                 November 12, 1998
Philip V. Gerdine, Ph.D.

/s/ William A. Hasler        Director                 November 12, 1998
William A. Hasler

/s/ Kenneth E. Haughton      Director                 November 12, 1998
Kenneth E. Haughton, Ph.D.

/s/ Paul R. Low              Director                 November 12, 1998
Paul R. Low, Ph.D.

/s/ Osamu Yamada              Director                November 12, 1998
Osamu Yamada

                     SOLECTRON CORPORATION AND SUBSIDIARIES
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                 (in thousands)

                                    Amounts
                        Balance at  Charged                  Balance at
                        Beginning      To                       End
Description             of Period  Operations  (Deductions)  Of Period
----------------------  ---------  ----------  ------------  ----------
Year ended August 31, 1996:
Allowance for doubtful
  accounts receivable     $3,501      $1,651      $(2,160)      $2,992

Year ended August 31, 1997:
Allowance for doubtful
  accounts receivable     $2,992      $2,319      $(1,262)      $4,049

Year ended August 31, 1998:
Allowance for doubtful
  accounts receivable     $4,049      $2,254      $(2,304)      $3,999


                          INDEX TO EXHIBITS


Exhibit
Number       Description
-----------  ----------------------------------------------------------
2.1   [B]    Agreement and Plan of Reorganization, by and among the
             Company, Force Acq. Corp. and Force Computers, Inc. as
             amended.
3.1   [I]    Certificate of Incorporation of the Company.
3.2   [I]    Bylaws of the Company.
10.1  [A]    Preferred Stock Purchase Agreement dated September 29,
             1983, together with amendments thereto dated February 28,
             1984 and June 23, 1988.
10.2  [I]    Form of Indemnification Agreement between the Company and
             its officers, directors and certain other key employees.
10.3  [D]    1983 Incentive Stock Option Plan, as amended August 13,
             1991.
10.4  [E]    1988 Employee Stock Purchase Plan, as amended October 1992.
10.5  [H]    Amended and Restated 1992 Stock Option Plan.
10.6  [C]+   Asset Purchase Agreement dated as of January 29, 1996, as
             amended and restated as of March 29, 1996 by and among
             Solectron Texas, L.P., the Company and Texas Instruments,
             Incorporated.
10.7  [F]    Stock Acquisition Agreement dated August 28, 1993, between the Company and Solectron California Corporation.
10.8  [G]    Lease Agreement between BNP Leasing Corporation, as
             Landlord, and the Company, as Tenant, Effective September
             6, 1994.
10.9  [G]    Purchase Agreement, by and between the Company and BNP
             Leasing Corporation, dated September 6, 1994.
10.10 [G]    Pledge and Security Agreement, by and between the Company, as Debtor, and BNP Leasing Corporation, as Secured Party,
             dated September 6, 1994.
10.11 [G]    Assignment and Assumption Agreement between the Company and
             Solectron California Corporation, dated November 9, 1994.
10.12 [G]    Custodial Agreement by and between the Company, Banque
             Nationale De Paris and BNP Leasing Corporation, dated
             September 6, 1994.
10.13 [I]    Modification Agreement (First Amendment to Purchase
             Agreement and Second Amendment to Lease Agreement) by and
             between the Company and BNP Leasing Corporation, dated
             May 1, 1997.
10.14 [I]    Credit Agreement between the Company and Bank of America
             National Trust and Savings Association, as Agent and
             Issuing Bank, dated April 30, 1997.
10.15a [I]   Purchase and Sale Agreement among Solectron Corporation, as
             Originator, Servicer and Guarantor, Solectron California
             Corporation, as Originator, and Solectron Funding
             Corporation, as the Initial Purchaser, dated September 17,
             1997
10.15b [I]   Receivables Purchase Agreement, among Solectron Funding
             Corporation, as Seller, Solectron Corporation, individually and as Servicer, Receivables Capital Corporation, as Issuer and Bank of America National Trust and Savings Association, as Administrator, dated September 17, 1997.
21.1         Subsidiaries of the Registrant.
23.1         Consent of Independent Auditors.
27.1 Financial Data Schedule.

Footnotes   Description


[A] Incorporated by reference to the Exhibits to the Company's Registration Statement on Form S-1 (File No. 33-22840).
[B] Incorporated by reference to the Exhibits to the Company's Registration Statement on Form S-4 as amended, filed November 20, 1996. (File No. 333-15983).
[C] Incorporated by reference to the Exhibits of the Company's Form 10-Q for the quarter ended February 29, 1996.
[D] Incorporated by reference to the Exhibits to Company's Registration Statement on Form S-8 (File No. 33-46686).
[E] Incorporated by reference to the Exhibits to Company's Form 10-K for the year ended August 31, 1992.
[F] Incorporated by reference to the Exhibits to Company's Form 10-K for the year ended August 31, 1993.
[G] Incorporated by reference to the Exhibits to Company's Form 10-K for the year ended August 31, 1994.
[H] Incorporated by reference to the Exhibits to Company's Registration Statement on Form S-8 filed March 31, 1997 (File No. 333-24293).
[I] Incorporated by reference to the Exhibits to Company's Form 10-K for the year ended August 31, 1997.



+ Confidential treatment has been granted for certain portions of these documents.