Form 10-Q
period 1998-11-27
SOLECTRON CORP
filed 1999-01-08
CIK 835541

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED NOVEMBER 27, 1998.

__ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________________ TO
-----------------

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

At December 31, 1998, 118,961,232 shares of Common Stock of the Registrant were outstanding.

                         SOLECTRON CORPORATION

INDEX TO FORM 10-Q


PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets at
         November 30, 1998 and August 31, 1998                    3

         Condensed Consolidated Statements of Income for
         for the three months ended November 30, 1998
         and 1997                                                 4

         Condensed Consolidated Statements of Cash Flows
         for the three months ended November 30, 1998
         and 1997                                               5 - 6

         Notes to Condensed Consolidated Financial
         Statements                                             7 - 10

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                   11 - 27

Item 3.  Quantitative and Qualitative Disclosures About           27
         Market Risk


PART II. OTHER INFORMATION


Item 1.  Legal Proceedings                                        28

Item 2.  Changes in Securities                                    28

Item 3.  Defaults Upon Senior Securities                          28

Item 4.  Submission of Matters to a Vote of Security Holders      28

Item 5.  Other Information                                        28

Item 6.  Exhibits and Reports on Form 8-K                         28

Signature                                                         29

ITEM 1. FINANCIAL STATEMENTS

                 SOLECTRON CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED BALANCE SHEETS
                             (In millions)


                                             November 30,    August 31,
                                                 1998           1998
ASSETS                                       -----------    -----------
Current assets:
  Cash, cash equivalents and
    short-term investments                    $    194.8     $    308.8
  Accounts receivable, net                         872.2          670.2
  Inventories                                      901.1          788.5
  Prepaid expenses and other
    current assets                                 138.3          120.0
                                              ----------     ----------
    Total current assets                         2,106.4        1,887.5
Net property and equipment                         531.6          448.0
Other assets                                        74.7           75.0
                                              ----------     ----------
Total assets                                  $  2,712.7     $  2,410.5
                                              ==========     ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Short-term debt                             $     11.2     $       -
  Accounts payable                                 844.2          666.5
  Accrued employee compensation                     64.8           72.1
  Accrued expenses                                  56.2           34.9
  Other current liabilities                         71.0           67.3
                                              ----------     ----------
    Total current liabilities                    1,047.4          840.8
Long-term debt                                     387.8          385.5
Other long-term liabilities                          4.5            2.9
                                              ----------     ----------
    Total liabilities                            1,439.7        1,229.2
                                              ----------     ----------
Commitments

Stockholders' equity:
  Common stock                                       0.1            0.1
  Additional paid-in capital                       536.4          510.8
  Retained earnings                                741.3          677.4
  Accumulated other comprehensive income -
    cumulative translation adjustment               (4.8)          (7.0)
                                              ----------     ----------
     Total stockholders' equity                  1,273.0        1,181.3
                                              ----------     ----------
Total liabilities and
  stockholders' equity                        $  2,712.7     $  2,410.5
                                              ==========     ==========


See accompanying notes to condensed consolidated financial statements.

                 SOLECTRON CORPORATION AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  (In millions, except per share data)

                                                   Three Months Ended
                                                      November 30,
                                                -----------------------
                                                   1998         1997
                                                ----------   ----------
Net sales                                       $  1,945.6   $  1,136.8
Cost of sales                                      1,769.7      1,013.1
                                                ----------   ----------
  Gross profit                                       175.9        123.7
Operating expenses:
  Selling, general and
    administrative                                    70.8         51.9
  Research and
    development                                        7.9          4.4
                                                ----------   ----------
      Operating income                                97.2         67.4

Interest income                                        4.4          6.6
Interest expense                                      (5.5)        (6.5)
                                                ----------   ----------
     Income before
       income taxes                                   96.1         67.5

Income tax expense                                    32.2         22.6
                                                ----------    ---------
     Net income                                 $     63.9    $    44.9
                                                ==========    =========
Net income per share:
     Basic                                      $     0.54         0.39
                                                ==========    =========
     Diluted                                    $     0.52         0.38
                                                ==========    =========
Shares used to compute net income per share:
     Basic                                           118.4        114.8
                                                ==========    =========
     Diluted                                         128.7        126.0
                                                ==========    ==========


See accompanying notes to condensed consolidated financial statements.

                     SOLECTRON CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (In millions)

                                                  Three Months Ended
                                                     November 30,
                                                -----------------------
                                                   1998         1997
                                                ----------   ----------
Cash flows from operating activities:
  Net income                                    $     63.9   $     44.9
  Adjustments to reconcile net income
   to net cash (used in) provided by operating
   activities:
     Depreciation and amortization                    40.6         32.6
     Other                                             0.6          5.3
     Changes in operating assets and
     liabilities:
       Accounts receivable                          (201.7)       (98.4)
       Inventories                                   (99.2)       (92.3)
       Prepaid expenses and other
        current assets                               (18.2)        21.0
       Accounts payable                              177.6         94.8
       Accrued expenses and other
        current liabilities                           17.7         (0.1)
                                                ----------    ---------
     Net cash (used in) provided by operating
     activities                                      (18.7)         7.8
                                                ----------    ---------
Cash flows from investing activities:
  Sales and maturities of short-term
   investments                                        56.4        278.6
  Purchases of short-term investments                 (9.7)      (319.7)
  Acquisition of manufacturing location              (24.6)          -
  Capital expenditures                              (118.8)       (88.5)
  Proceeds from sale of property and equipment         5.0           -
  Other                                                0.3         (0.8)
                                                ----------    ---------
     Net cash used in investing
     activities                                      (91.4)      (130.4)
                                                ----------    ---------


                               (continued on next page)

                  SOLECTRON CORPORATION AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                            (In millions)

                                                  Three Months Ended
                                                     November 30,
                                               ------------------------
                                                  1998          1997
                                               ----------    ----------
Cash flows from financing activities:
  Net proceeds from bank lines of credit             11.2            -
  Repayments of long-term debt                        -            (0.9)
  Net proceeds from sale of common stock             25.6          10.9
  Other                                               3.9            -
                                               ----------    ----------
    Net cash provided by financing
    activities                                       40.7          10.0
                                               ----------    ----------
Effect of exchange rate changes on
 cash and cash equivalents                            2.2           1.4
                                                ----------    ---------
Net decrease in cash and
 cash equivalents                                   (67.2)       (111.2)

Cash and cash equivalents at
 beginning of period                                225.2         225.1
                                               ----------    ----------
Cash and cash equivalents at
 end of period                                 $    158.0    $    113.9
                                               ==========    ==========


SUPPLEMENTAL DISCLOSURES

Cash paid during the period:
   Income taxes                                $     32.2    $     19.4
   Interest                                    $     12.6    $       -


See accompanying notes to condensed consolidated financial statements.

SOLECTRON CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - Basis of Presentation

The accompanying unaudited condensed consolidated balance sheets as of November 30, 1998 and August 31, 1998, the unaudited condensed consolidated statements of income for the three months ended November 30, 1998 and 1997, and the unaudited condensed consolidated statements of cash flows for the three months ended November 30, 1998 and 1997 have been prepared on substantially the same basis as the annual consolidated financial statements. Management believes the financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company's financial position, operating results and cash flows for the periods presented. The results of operations for the three months ended November 30, 1998 are not necessarily indicative of results to be expected for the entire year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended August 31, 1998 included in the Company's Annual Report to Stockholders.

For clarity of presentation, the Company has indicated its first fiscal quarters as ending on November 30, and its fiscal year as ending on August 31, whereas in fact, the Company's first quarter of fiscal 1999 ended on November 27, 1998, its first quarter of fiscal 1998 ended on November 28, 1997 and its 1998 fiscal year ended on August 28, 1998.

NOTE 2 - Inventories

Inventories consisted of (in millions):

                                 November 30,        August 31,
                                     1998               1998
                                 -----------        -----------
          Raw materials          $     635.0        $     577.8
          Work-in-process              266.1              210.7
                                 -----------        -----------
          Total                  $     901.1        $     788.5
                                 ===========        ===========

NOTE 3 - Net Income Per Share

Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share," replaced the previously reported primary and fully diluted net income per share with basic and diluted net income per share. Basic net income per share is calculated using the weighted average number of common shares outstanding during the period. Diluted net income per share is calculated using the weighted average number of common shares plus dilutive common equivalent shares outstanding during the period. Common equivalent shares consist of stock options that are computed using the treasury stock method and shares issuable upon conversion of the Company's outstanding convertible notes. Net income per share amounts for the three months ended November 30, 1997 have been restated to conform to the requirements of SFAS No. 128. The following table sets forth the computation of basic and diluted net income per share for the three months ended November 30, 1998 and 1997.

                                                  Three Months Ended
                                                      November 30,
                                                -----------------------
                                                   1998         1997
                                                ----------   ----------
                                                     (in millions,
                                                 except per share data)

Net income - basic                              $     63.9   $     44.9

 Interest expense from convertible
   subordinated notes, net of taxes                    2.4          2.4
                                                ----------   ----------
Net income - diluted                            $     66.3   $     47.3
                                                ==========   ==========

Weighted average shares - basic                      118.4        114.8

  Common stock equivalents - stock options             3.5          4.4
  Common shares issuable upon assumed
    conversion of convertible subordinated
    notes                                              6.8          6.8
                                                ----------   ----------
Weighted average shares - diluted                    128.7        126.0
                                                ==========   ==========

Net income per share - basic                    $     0.54   $     0.39
                                                ==========   ==========

Net income per share - diluted                  $     0.52   $     0.38
                                                ==========   ==========

For the first quarter ended November 30, 1998, options to purchase 244,000 shares of common stock with exercise prices greater than the average fair market value of the Company's stock for the period of $53.53 were not included in the calculation because the effect would have been antidilutive. For the first quarter ended November 30, 1997, options to purchase 1.2 million shares of common stock with exercise prices greater than the average fair market value of the Company's stock for the period of $41.40 were not included in the calculation because the effect would have been antidilutive.

NOTE 4 - Asset Securitization Arrangement

The Company has entered into an asset securitization arrangement with a bank under which it may sell up to $120 million of eligible accounts receivable. During December 1998, the Company sold a portion of its eligible accounts receivable under the arrangement for $50 million in cash. As a result, the Company has a remaining $70 million under the securitization arrangement. The arrangement which expires in August 1999 is subject to certain financial covenants and management representations.

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

NOTE 6 - Acquisition of Mitsubishi Assets

On October 1, 1998, the Company acquired the wireless telephone manufacturing assets of Mitsubishi Consumer Electronics America, Inc.'s (MCEA) Cellular Mobile Telephone (CMT) division in Braselton, Georgia. MCEA is a subsidiary of Mitsubishi Electric Corporation (Mitsubishi). The acquisition has been accounted for as a purchase of assets, and the purchase price of approximately $25 million has been allocated to the assets acquired based on their relative fair values at the date of acquisition. Under the terms of the agreement, the Company will provide MCEA-CMT with a full range of manufacturing services for five years, including New Product Introduction management, printed circuit board assembly and full systems assembly for MCEA's branded and private-label cellular products sold within North America. Additionally, Solectron hired approximately 400 MCEA-CMT manufacturing and support associates.

NOTE 7 - Pending Acquisition of IBM Assets in Texas

On January 6, 1999, the Company announced that it had signed agreements with IBM to acquire IBM's Electronic Card Assembly and Test (ECAT) manufacturing assets in Austin, Texas. Under the terms of the agreements, Solectron will provide fully integrated printed circuit board (PCB) assembly manufacturing services to IBM for the next three years. This includes physical design, early prototyping, new product launch, PCB assembly and test, volume production, end-of-life support, field return services and life-cycle management for all IBM motherboards used in their mobile products manufactured worldwide. The Company will also hire approximately 1,300 IBM design, test, and manufacturing associates. In addition, Solectron has signed agreements governing intellectual property rights and global supply for PCB assembly for motherboards used in IBM's mobile products manufactured worldwide. The transaction is expected to be completed by the end of the Company's second fiscal quarter of 1999. Completionof the transaction is subject to applicable government approvals and various conditions of closing.

NOTE 8 - Newly Adopted Accounting Pronouncements

Effective in the first quarter of fiscal 1999, the Company adopted Statement of Financial Accounting Standards No. 130 (SFAS No. 130), "Reporting Comprehensive Income," which requires the Company to report and display certain information related to comprehensive income. Comprehensive income includes net income and other comprehensive income. Other comprehensive income is classified separately into foreign currency items, minimum pension liability adjustments, and unrealized gains and losses on certain investments in debt and equity securities. Solectron's other comprehensive income is comprised solely of foreign currency translation adjustments. The components of comprehensive income were as follows:

                                                  Three Months Ended
                                                      November 30,
                                                -----------------------
                                                   1998         1997
                                                ----------   ----------
                                                     (in millions)

Net income                                      $     63.9   $     44.9

Other comprehensive income -
   foreign currency translation adjustments            2.2          4.5
                                                ----------   ----------
Comprehensive income                            $     66.1   $     49.4
                                                ==========   ==========

The foreign currency translation adjustments are not currently adjusted for income taxes since they relate to investments which are permanent in nature.

Effective in the first quarter of fiscal 1999, the Company adopted the American Institute of Certified Public Accountants (AICPA) Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 provides guidance on accounting for the costs of computer software developed or obtained for internal use and for determining when specific costs should be capitalized and when they should be expensed. The impact of adopting SOP 98-1 was not significant to the Company's results of operations or financial position.

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

General

Solectron's net sales are derived from sales to electronics systems original equipment manufacturers (OEMs). The majority of Solectron's customers compete in the networking, data and voice communications, workstation, personal computer and computer peripheral segments of the electronics industry. The Company provides integrated solutions that span the entire product life cycle from pre-production planning and design, to manufacturing, distribution and end-of-life product service and support. Solectron offers its customers competitive outsourcing advantages such as access to advanced manufacturing technologies, shortened time-to-market, reduced cost of production and more effective asset utilization. A discussion of some of the potential fluctuations in operating results is included under "Trends and Uncertainties."

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

In April 1998, the Company acquired NCR Corporation's (NCR) manufacturing assets in three cities for a purchase price of approximately $91 million. The acquisition was accounted for as a purchase of assets and the purchase price was allocated to the assets acquired based on the relative fair values of the assets at the date of acquisition. Under the terms of the agreement, NCR will outsource the manufacturing of certain computer components to Solectron for at least five years. Solectron also hired approximately 1,200 NCR manufacturing and related support associates.

In June 1998, the Company acquired International Business Machines
Corporation's (IBM) Electronic Card Assembly and Test (ECAT)
manufacturing assets in Charlotte, North Carolina and non-exclusive rights to certain IBM intellectual property for a purchase price of approximately $96 million. The acquisition was accounted for as a purchase of assets and the purchase price was allocated to the assets acquired, including the intellectual property rights, based on their relative fair values at the date of acquisition. Under the terms of the agreement, Solectron hired approximately 700 IBM manufacturing and related support associates and the Company will provide printed circuit board assembly services to IBM in North America for the next three years. In addition, IBM has made available to Solectron 115 patents and 51 disclosures (collectively the intellectual property rights) covering a wide spectrum of technologies and capabilities. IBM will also provide to Solectron failure analysis and characterization tools for process development and manufacturing, including fault detection and isolation.

In October 1998, the Company acquired the wireless telephone manufacturing assets of Mitsubishi Consumer Electronics America, Inc.'s (MCEA) Cellular Mobile Telephone (CMT) division in Braselton, Georgia. MCEA is a subsidiary of Mitsubishi Electric Corporation (Mitsubishi). The acquisition was accounted for as a purchase of assets and the purchase price of approximately $25 million was allocated to the acquired assets based on their relative fair values at the date of acquisition. Under the terms of the agreement, the Company will provide MCEA-CMT with a full range of manufacturing services for five years, including New Product Introduction management, printed circuit board assembly and full systems assembly for MCEA's branded and private-label cellular products sold within North America. In addition, Solectron hired approximately 400 MCEA-CMT manufacturing and support associates.

Also in October 1998, the Company signed a definitive agreement with Ingram Micro Inc. under which the two companies entered into a strategic alliance to provide global build-to-order and configure-to-order assembly services for personal computers, servers and related products in the United States, Canada, Europe, Asia and Latin America. The alliance will be managed by both companies under a joint management matrix that will include a sales and marketing staff, program management, materials management, information technology resources and test and process engineers and will, in most part, utilize existing facilities, systems and personnel. The companies expect that shipments to customers will begin in early calendar 1999.

On January 6, 1999, the Company announced that it had signed agreements with IBM to acquire IBM's Electronic Card Assembly and Test (ECAT) manufacturing assets in Austin, Texas. Under the terms of the agreements, Solectron will provide fully integrated printed circuit board (PCB) assembly manufacturing services to IBM for the next three years. This includes physical design, early prototyping, new product launch, PCB assembly and test, volume production, end-of-life support, field return services and life-cycle management for all IBM motherboards used in their mobile products manufactured worldwide. The Company will also hire approximately 1,300 IBM design, test, and manufacturing associates. In addition, Solectron has signed agreements governing intellectual property rights and global supply for PCB assembly for motherboards used in IBM's mobile products manufactured worldwide. The transaction is expected to be completed by the end of the Company's second fiscal quarter of 1999. Completion of the transaction is subject to applicable government approvals and various conditions of closing.

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

                                         Three Months Ended
                                            November 30,
                                         ------------------
                                           1998       1997
                                          -----      -----
Net sales                                 100.0%     100.0%
Cost of sales                              91.0       89.1
                                          -----      -----
   Gross profit                             9.0       10.9
Operating expenses:
  Selling, general and administrative       3.6        4.6
  Research and development                  0.4        0.4
                                          -----      -----
   Operating income                         5.0        5.9
Net interest income (expense)              (0.1)         -
                                          -----      -----
   Income before income taxes               4.9        5.9
Income taxes                                1.6        2.0
                                          -----      -----
Net income                                  3.3%       3.9%
                                          =====      =====

Net Sales

Net sales for the first quarter of fiscal 1999 grew to $1.9 billion, an increase of 71.1% over the same period in fiscal 1998. The sales growth was primarily attributable to significant increases in sales volume from both existing and new customers worldwide, as well as the acquisitions made during fiscal 1998 including Ericsson, NCR, and IBM. In addition, the recent acquisition of Mitsubishi in October contributed $22.5 million in net sales for this quarter.

In the Americas, the new site in Mexico and newly acquired sites from NCR and IBM were the largest contributors to the strong growth in the fiscal 1999 period as compared to the fiscal 1998 period. The sales growth at the Texas site was particularly strong as a result of start-up and new programs. The net sales increase at the Milpitas, California site was offset partially by the planned transfer of personal computer printed circuit board programs and computer peripherals systems assembly programs to Mexico and networking business to Penang which resulted from management's action to improve global load balancing and specific product program transitioning. Sales in all of the Company's European and Asian operations increased in fiscal 1999 over the same period of fiscal 1998, principally as a result of core business growth and new accounts. In particular, the sales growth at the Penang site was significant due primarily to improved demand from personal computer customers and networking business transferred in from California. The growth at the Scotland site was strong primarily due to increased demand from its telecommunications customers. Although the Company does not currently anticipate any future decline in sales, to lessen the potential impact of any possible future declines related to customers within any particular region or market segment, the Company is committed to seeking diversification of its customer base among many countries, market segments and product lines within market segments.

Hewlett-Packard Company (HP) was Solectron's largest customer in the first quarters of both fiscal 1999 and 1998, accounting for 12.2% and 15.5%, respectively, of consolidated net sales in those periods. Additionally, Sun Microsystems, Inc. accounted for 10.0% of net sales in the first quarter of fiscal 1998. No other customer accounted for more than 10% of net sales during any of the periods presented.

Solectron's top ten customers accounted for 71.7% and 67.3% of consolidated net sales in the first three months of fiscal 1999 and 1998, respectively. Solectron is still dependent upon continued revenues from HP and the rest of its top ten customers and there can be no guarantee that these or any other customers will not increase or decrease as a percentage of consolidated net sales either individually or as a group. Consequently, any material decrease in sales to these or other customers could have an adverse material effect on Solectron's results of operations.

In the first quarter of fiscal 1999, international locations contributed 39.2% of consolidated net sales compared to 33.6% in the same period of fiscal 1998. In addition to the sales growth factors for Europe and Asia noted above, the Company's international sales also benefited from the growth of the sites in Mexico and Brazil added during the first quarter of fiscal 1998 and the acquisition of the Ireland site from NCR in April 1998. As a result of Solectron's international sales and facilities, Solectron's operations are subject to risks of doing business abroad. While to date these dynamics have not had an adverse material effect on Solectron's results of operations, there can be no assurance that there will not be such an impact in the future. See "Trends and Uncertainties -- International Operations" for a further discussion of potential fluctuations in operating results associated with the risks of doing business abroad.

Solectron's operations in Milpitas, California contributed a substantial portion of Solectron's net sales and operating income during the first quarters of fiscal 1999 and fiscal 1998. Although management has been undertaking deliberate actions to achieve improved global load balancing by transferring certain projects from the Milpitas site to other sites worldwide, the performance of the Milpitas operation is expected to continue as a significant factor in the overall financial performance of Solectron. Any adverse material change to the customer base, product mix, efficiency, or other attributes of this site could have an adverse material effect on Solectron's consolidated results of operations.

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

Gross Profit

The gross margin percentage declined to 9.0% for the fiscal 1999 period from 10.9% for the first quarter of fiscal 1998. The decrease was primarily attributable to a shift toward higher volume projects and systems build projects which typically yield lower margins. Also, gross margins of the newly acquired NCR operations are lower than the overall average margins of the rest of the Company primarily due to the fact that the majority of its net sales are derived from systems integration activities, which normally generate lower gross margins than printed circuit board assembly. In addition, there was a somewhat seasonal shift in product mix toward the lower margin personal computer products. After the calendar year end, the personal computer industry typically reassesses demand based on inventory levels that may cause the Company's product mix to shift away from personal computers to other industry segments in the second quarter.

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

Selling, General and Administrative Expenses

In absolute dollars, selling, general and administrative (SG&A) expenses increased 36.4% in the first quarter of fiscal 1999 over the same period of fiscal 1998. The increase in fiscal 1999 period was primarily due to investment in infrastructure such as personnel and related departmental expenses at all manufacturing locations as well as continuing investment in information systems to support the increased size and complexity of the Company's business. As a percentage of net sales, SG&A expenses were 3.6% and 4.6% in the fiscal 1999 and fiscal 1998 periods, respectively. The primary reason for the fiscal 1999 decrease in SG&A expenses as a percentage of net sales is the significant increase in the sales base offset partially by the costs associated with investments in starting up new sites and investments in the Company's information systems. The Company anticipates SG&A expenses will continue to increase in terms of absolute dollars in the future, and may possibly increase as a percentage of revenue, as the Company continues to build the infrastructure necessary to support its current and prospective business.

Research and Development Expenses

With the exception of its Force Computers operation, the Company's research and development (R&D) activities have been focused primarily on the development of prototype and engineering design capabilities, fine pitch interconnecting technologies (which include ball-grid array, tape-automated bonding, multichip modules, chip-on-flex, chip-on-board and flip chip), high reliability environmental stress test technology and the implementation of environmentally friendly assembly processes, such as VOC-free and no-clean. Force's R&D efforts are concentrated on new product development and improvement of product designs through improvements in functionality and the use of microprocessors in embedded applications. Research and development expenses, in absolute dollars and as a percentage of net sales, respectively, were $7.9 million and 0.4% in the first quarter of fiscal 1999 and $4.4 million and 0.4% in the fiscal 1998 period. The increase in R&D expenses in the fiscal 1999 period compared to fiscal 1998 period was primarily due to increased R&D effort at Force and new R&D projects initiated at the Malaysia sites. The Company expects that R&D expenses will increase in absolute dollars in the future and may increase as a percentage of net sales as Force continues to invest in its R&D efforts and additional R&D projects are undertaken at certain Asian sites.

Net Interest Income (Expense)

Net interest expense was $1.1 million for the first three months of fiscal 1999 compared to net interest income of $0.1 million in the same period of fiscal 1998. The net interest expense in the fiscal 1999 period resulted from the Company's interest expense on long-term debt, which is approximately $6.2 million per quarter, not fully offset by the reduction of interest income earned on undeployed cash and investments and the capitalization of interest expense. The reduction of interest income reflects deployment of cash and short-term investments to fund the acquisitions from NCR, IBM-ECAT and MCEA's CMT division as well as to meet working capital requirements. In the first quarter of fiscal 1999, the Company capitalized approximately $1.4 million of interest expense related to the costs of computer software developed for internal use and the facility construction projects at the California and Brazil sites. Solectron expects to utilize more of the undeployed cash during fiscal 1999 in order to fund anticipated future growth. See "Trends and Uncertainties -- Management of Growth," and "Potential Fluctuations in Operating Results."

Income Taxes

Income taxes increased to $32.2 million in the first quarter of fiscal 1999 from $22.6 million in the fiscal 1998 period primarily due to increased income before income taxes. Solectron's effective income tax rate was 33.5% in the fiscal 1999 and 1998 periods.

In general, the effective income tax rate is largely a function of the balance between income from domestic and international operations. Solectron's international operations, taken as a whole, have been taxed at a lower rate than in the United States, primarily due to the tax holiday granted to the Company's Malaysia sites. The Malaysian tax holiday is effective through January 31, 2002, subject to certain conditions. The Company has also been granted various tax holidays in

China, which are effective for various termsand are subject to certain conditions.

Liquidity and Capital Resources

Working capital was $1.1 billion at November 30, 1998 compared to $1.0 billion at the end of fiscal 1998. During the same period, cash, cash equivalents and short-term investments decreased to $194.8 million from $308.8 million which reflects funding for required investments in working capital and capital expenditures to support sales growth. In addition, the Company used approximately $24.6 million for its acquisition of the wireless telephone manufacturing assets of MCEA's CMT division during the first quarter of fiscal 1999. As Solectron continues to grow, it is expected that the Company will require greater amounts of working capital to support its operations. The Company believes that its current level of working capital and the Company's available credit facilities will provide adequate working capital for the foreseeable future. However, the Company may need to raise additional funds to finance more rapid expansion, including establishing new locations or financing additional acquisitions. There can be no assurance that such funds, if needed, will be available on terms acceptable to the Company or at all.

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

In the first quarter of fiscal 1999, the Company invested approximately $119 million in capital expenditures. A large portion of these expenditures related to the purchase of new equipment, primarily surface mount assembly and test equipment, to meet current and expected production levels, as well as to replace or upgrade older equipment which was retired or sold. Significant expenditures were also made for the acquisition of land and buildings for the Company's manufacturing sites, principally in Brazil, Mexico, and Texas. The Company expects total capital expenditures in fiscal 1999 to be in the range of $275 million to $325 million.

In addition to working capital as of November 30, 1998, which includes cash and cash equivalents of $158.0 million and short-term investments of $36.8 million, the Company has available a $100 million unsecured multicurrency revolving credit facility and a $70 million asset securitization arrangement. Both of these facilities are subject to financial covenants. The Company also has approximately $93 million in unused foreign credit facilities available.

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

As of November 30, 1998, the Company had completed an inventory of internal systems, hardware, software, manufacturing equipment and embedded chips in industrial control instruments. Each of these items was identified as mission critical, mission essential, mission impaired or mission non-critical. The Company is in the process of prioritizing and evaluating mission critical and mission essential items, identifying fixes and resources as appropriate, and performing and testing corrective measures. While the Company believes that its evaluation has been comprehensive, there can be no assurance that all systems critical to Year 2000 compliance have been identified, or that the corrective actions identified will be completed on time.

As of November 30, 1998, the Company had inventoried every key supplier of goods and services to the Company, and considered the potential impact on the Company and its customers of Year 2000 compliance by these suppliers. The Company also mailed surveys to many of these key suppliers, and is in the process of evaluating responses and sending follow-up letters. The Company plans to disqualify potentially non-compliant sources, look for alternative sources and re-qualify new suppliers to help mediate potential business disruptions. The Company is also involved with various geographic Year 2000 consortiums worldwide, with the intent to leverage contacts and information for commonly used suppliers and services such as utility companies. In addition, the Company is in the process of reviewing EDI linkages and data transmission for its customers and suppliers. While the Company believes that it will be able to qualify alternative suppliers as needed, until all supplier and customer survey responses have been received and evaluated, the Company can not fully evaluate the extent of potential problems and the costs associated with corrective actions.

The Company estimates the cost to complete its current compliance program to be in the range of $28 million to $42 million. Of this amount, approximately $7 million is associated with the replacement of capital equipment, of which approximately half is being purchased to replace non-compliant systems that would not otherwise have been replaced at this time. The variability in these estimates depends largely on the response from the Company's suppliers and the extent to which supplier re-qualification is needed. Cost estimates will also be re-evaluated as the status of the overall compliance program is updated. There can be no assurance that actual costs will not be materially higher than currently anticipated. A significant portion of these costs is not likely to be incremental costs to the Company, but rather will represent the redeployment of existing information technology resources. Certain other information technology projects have been delayed due to the focus on Year 2000 issues. The potential costs of the redeployment of personnel and delays in implementing other projects is not known but could be substantial. The total amount spent on the compliance program this fiscal year through November 30, 1998 was $5 million, of which $3 million pertained to the payroll costs of personnel involved in the program and costs of outside consultants, and $2 million principally pertained to the replacement of capital equipment. Prior to fiscal 1999, costs of software and hardware applications incurred for Year 2000 compliance were not material and related payroll costs for the Company's information systems group were not tracked separately.

Although the Company has identified general contingency plans, such as the replacement and re-qualification of suppliers, the stockpiling of supplies and purchase of generators, a formal contingency plan will not be established until at least the third quarter of fiscal 1999 when the evaluation of suppliers is expected to be completed. The Company is unable to determine what effect the failure of systems because of Year 2000 issues by the Company or its suppliers or customers would have, but any significant failures could have an adverse material effect on the Company's results of operations and financial condition.

Trends and Uncertainties

Customer Concentration; Dependence on the Electronics Industry

In the first quarter of fiscal 1999 and for the full years of fiscal 1998, 1997 and 1996, the Company's ten largest customers accounted for as much as 71.7% of consolidated net sales. The Company is dependent upon continued revenues from its top ten customers. Any material delay, cancellation or reduction of orders from these or other significant customers could have an adverse material effect on the Company's results of operations. During the first quarter of fiscal 1999, HP accounted for 12.2% of net sales compared to 15.5% during the same period of fiscal 1998. During fiscal 1998, HP, Cisco and Sun accounted for 13.9%, 10.7% and 10.5%, respectively, of net sales, compared to 13.5% for HP and less than 10% for each of Cisco and Sun during fiscal 1997. There can be no assurance that the Company will continue to do business with HP, Cisco, Sun or any other customers.

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

There can be no assurance that sales to customers within any particular market segment will not experience decreases which could have an adverse material effect on the Company's sales.

Management of Growth; Geographic Expansion

The Company has experienced substantial growth over the last five fiscal years, with net sales increasing from $1.5 billion in fiscal 1994 to $5.3 billion in fiscal year 1998. Additionally, Solectron reported record sales of $1.9 billion for the first quarter of fiscal 1999. In recent years, the Company has acquired or established facilities in many locations. In the first quarter of fiscal 1998, the Company announced the opening of its Asia/Pacific headquarters office in Taipei, Taiwan, began operations in Guadalajara, Mexico, and as further discussed in "Partnership with Ericsson and Related Transactions," established a manufacturing facility near Sao Paulo, Brazil and opened a New Product Introduction center in Sweden. In April 1998, the Company announced plans to open a manufacturing facility in Timisoara, Romania, and in May 1998, announced the establishment of a program office in Israel. In addition, in April, June and October 1998, the Company completed its acquisitions of certain manufacturing assets from NCR, IBM and Mitsubishi, respectively. (See "Acquisition of NCR, IBM and Mitsubishi Assets.") In October 1998, the Company signed a definitive agreement with Ingram Micro, Inc. under which the two companies entered into a strategic alliance. (See "Alliance with Ingram Micro.") In the first quarter of fiscal 1999, the Company announced plans to build new manufacturing facilities in Romania and Suwanee, Georgia. On January 6, 1999, announced that it had signed agreements with IBM to acquire IBM's Electronic Card Assembly and Test
(ECAT) manufacturing assets in Austin, Texas. (See "Pending Acquisition of IBM Assets in Texas.")

During fiscal 1997, the Company announced the establishment of new manufacturing facilities in Suzhou, China; began operations at its manufacturing facility near Boston, Massachusetts; and in November 1996, acquired Force Computers Inc., which has operations in California and Germany. The Company continually evaluates growth and acquisition opportunities and may pursue additional opportunities over time. There can be no assurance that the Company's historical revenue growth will continue or that the Company will successfully manage the facilities in China, Mexico, Brazil and Romania, the partnership with and acquisitions from Ericsson, the acquisitions from NCR, IBM and Mitsubishi, the alliance with Ingram Micro or any other businesses or assets it may acquire in the future. As the Company manages its existing operations and expands geographically, it may experience certain inefficiencies as it integrates new operations and manages geographically dispersed operations. In addition, the Company's results of operations could be adversely affected if its new facilities do not achieve growth sufficient to offset increased expenditures associated with geographic expansion. The Company's expenses and working capital requirements will continue to increase as the new facilities become fully operational. Should the Company increase its expenditures in anticipation of a future level of sales that does not materialize, its profitability would be adversely affected. On occasion, customers may require rapid increases in production that can place an excessive burden on the Company's resources.

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

Acquisitions of NCR, IBM and Mitsubishi Assets

On April 27, 1998, the Company acquired NCR's manufacturing assets in three cities, two in the United States and one in Ireland, for a purchase price of approximately $91 million. As part of the transaction, Solectron hired approximately 1,200 NCR manufacturing and related support associates currently employed at these locations. Under the terms of the agreement, NCR will outsource the manufacturing of certain computer, computer peripheral and server components to Solectron for at least five years. Thereafter, Solectron will bear the risk of filling the manufacturing capacity at the sites with renewed business from NCR and new business from other customers.

On June 1, 1998, the Company acquired IBM's ECAT manufacturing assets in Charlotte, North Carolina and non-exclusive rights to certain IBM intellectual property for a purchase price of approximately $96 million. Under the terms of the agreement, Solectron hired approximately 700 IBM manufacturing and related support associates and the Company will provide printed circuit board assembly services to IBM in North America for the next three years. In addition, IBM has made available to Solectron 115 patents and 51 disclosures (collectively the intellectual property rights) covering a wide spectrum of technologies and capabilities. IBM will also provide to Solectron failure analysis and characterization tools for process development and manufacturing, including fault detection and isolation.

On October 1, 1998, the Company acquired the wireless telephone manufacturing assets of Mitsubishi Consumer Electronics America, Inc.'s (MCEA) Cellular Mobile Telephone (CMT) division in Braselton, Georgia. MCEA is a subsidiary of Mitsubishi Electric Corporation (Mitsubishi). The purchase price was approximately $25 million. Under the terms of the agreement, the Company will provide MCEA-CMT with a full range of manufacturing services for five years, including New Product Introduction management, printed circuit board assembly and full systems assembly for MCEA's branded and private-label cellular products sold within North America. In addition, Solectron hired approximately 400 MCEA-CMT manufacturing and support associates.

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

Pending Acquisition of IBM Assets in Texas

On January 6, 1999, the Company announced that it had signed agreements with IBM to acquire IBM's Electronic Card Assembly and Test (ECAT) manufacturing assets in Austin, Texas. Under the terms of the agreements, Solectron will provide fully integrated printed circuit board (PCB) assembly manufacturing services to IBM for the next three years. This includes physical design, early prototyping, new product launch, PCB assembly and test, volume production, end-of-life support, field return services and life-cycle management for all IBM motherboards used in their mobile products manufactured worldwide. The Company will also hire approximately 1,300 IBM design, test, and manufacturing associates. In addition, Solectron has signed agreements governing intellectual property rights and global supply for PCB assembly for motherboards used in IBM's mobile products manufactured worldwide. The transaction is expected to be completed by the end of the Company's second fiscal quarter of 1999. Completion of the transaction is subject to applicable government approvals and various conditions of closing.

Alliance with Ingram Micro

On October 1, 1998, the Company announced that it signed a definitive agreement with Ingram Micro Inc. under which the two companies entered into a strategic alliance to provide global build-to-order and configure-to-order assembly services for personal computers, servers and related products in the United States, Canada, Europe, Asia and Latin America. The alliance will be managed by both companies under a joint management matrix that will include a sales and marketing staff, program management, materials management, information technology resources and test and process engineers and will, in most part, utilize existing facilities, systems and personnel.

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

Foreign Exchange Rate Sensitivity

The Company does not use derivative financial instruments for speculative purposes. The Company's policy is to hedge its foreign currency denominated transactions in a manner that substantially offsets the effects of changes in foreign currency exchange rates. The Company uses foreign currency borrowings and foreign currency forward contracts to hedge the currency risks of transactions denominated in foreign currencies. Gains and losses on these foreign currency hedges are generally offset by corresponding losses and gains on the underlying transaction. At November 30, 1998, approximately 88% of its derivative instruments mature in three months or less. There were no material deferred gains or losses at November 30, 1998, and the Company does not hold or issue foreign exchange contracts for trading purposes. In addition, the Company's international operations in some instances act as a natural hedge because both operating expenses and a portion of sales are denominated in local currency. In these instances, although an unfavorable change in the exchange rate of a foreign currency against the U.S. dollar will result in lower sales when translated to U.S. dollars, operating expenses will also be lower in these circumstances. However, because less than 10% of net sales are denominated in currencies other than the U.S. dollar, the Company does not believe its total exposure to be significant.

Euro Conversion Issues

Effective January 1, 1999, 11 of the 15 member countries of the European Union (the participating countries) established fixed conversion rates between their existing sovereign currencies and the euro. For three years after the introduction of the euro, the participating countries can perform financial transactions in either the euro or their original local currencies. This will result in a fixed exchange rate among the participating countries, whereas the euro (and the participating countries' currencies in tandem) will continue to float freely against the U.S. dollar and other currencies of non-participating countries.

The Company has a task force which is constantly evaluating the effects of the euro conversion on the Company. Solectron does not believe that significant modifications of its information technology systems are needed in order to handle euro transactions and reporting, and the Company is in the process of evaluating its tax positions and all outstanding contracts in currencies of the participating countries to determine the effects, if any, of the euro conversion. The Company does not expect the euro conversion to have a significant impact on its derivatives as the Company has already modified its hedging policies to take the euro conversion into account. While the Company currently believes that the effects of the conversion do not have a significant adverse material effect on the Company's business and operations, there can be no assurances that such conversion will not have an adverse material effect on the Company's results of operations and financial position due to competitive and other factors that may be affected by the conversion that cannot be predicted by the Company.

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

Interest Rate Sensitivity

The primary objective of the Company's investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, the Company maintains its portfolio of cash-equivalents and short-term investments in a variety of securities, including both government and corporate obligations, certificates of deposit and money market funds. As of November 30, 1998, approximately 85% of the Company's portfolio mature in less than 6 months. Because the Company's investments are diversified and of relatively short maturity, a hypothetical 10% increase in interest rates would not have a material effect on the Company's financial position.

The Company has entered into an interest rate swap transaction under which Solectron pays a fixed rate of interest hedging against the variable interest rates charged by the lessor for the facility lease at Milpitas, California. The interest rate swap expires in the year of 2002 which coincides with the maturity date of the lease term. As the Company intends to hold the interest rate swap until the maturity date, the Company is not subject to market risk. In fact, such interest rate swap has fixed the interest rate for the facility lease reducing interest rate risk.

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

Intellectual Property Protection

The Company's ability to compete may be affected by its ability to protect its proprietary information. The Company holds a limited number of U.S. patents related to the process and equipment used in its surface mount technology. The Company's subsidiary, Force Computers, also holds a number of patents related to VME technology. The Company believes these patents are valuable. However, there can be no assurance that these patents will provide meaningful protection for the Company's manufacturing process and equipment innovations or Force's technology. There can be no assurance that third parties will not assert infringement claims against the Company or its customers in the future, either against the patents the Company holds itself or against the IBM patents and other intellectual property rights that the Company has the right to practice. In the event a third party does assert an infringement claim, the Company may be required to expend significant resources to develop a non-infringing manufacturing process or technology or to obtain licenses to the manufacturing process or technology that is the subject of litigation. There can be no assurance that the Company would be successful in such development or that any such licenses would be available on commercially acceptable terms, if at all. In addition, such litigation could be lengthy and costly and could have an adverse material effect on the Company's financial condition regardless of the outcome of such litigation.

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


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See Management's Discussion and Analysis of Financial Condition and Results of Operations "Trends and Uncertainties -- Interest Rate Sensitivity" and "-- Foreign Exchange Rate Sensitivity."

SOLECTRON CORPORATION AND SUBSIDIARIES



Part II. OTHER INFORMATION

Item 1:  Legal Proceedings

         None

Item 2:  Changes in Securities

         None

Item 3:  Defaults upon Senior Securities

         None

Item 4:  Submission of Matters to a Vote of Security Holders

         None

Item 5:  Other Information

         None

Item 6:  Exhibits and Reports on Form 8-K

         (a) Exhibits

             27.1  Financial Data Schedule - Three Months Ended
                   November 27, 1998

             27.2 Restated Financial Data Schedule - Three Months Ended November 28, 1997

         (b)  Reports on Form 8-K

                   None

SOLECTRON CORPORATION



SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                     SOLECTRON CORPORATION
                                    (Registrant)





Date: January 8, 1999             By: /s/ Susan Wang
                                     ----------------------
                                     Susan S. Wang
                                     Senior Vice President, Chief
                                     Financial Officer and Secretary
                                    (Principal Financial and
                                     Accounting Officer)

                                  EXHIBIT INDEX

Exhibit Number    Document
--------------    --------
27.1              Financial Data Schedule - Three Months Ended November 27, 1998

27.2              Restated Financial Data Schedule - Three Months Ended
                  November 28, 1997