Form 10-Q
period 1999-02-26
SOLECTRON CORP
filed 1999-04-12
CIK 835541

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED FEBRUARY 26, 1999.

      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE TRANSITION PERIOD FROM _________ TO _________

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

Yes [X]    No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

At March 31, 1999, 252,314,362 shares of Common Stock of the Registrant were outstanding.

                              SOLECTRON CORPORATION

INDEX TO FORM 10-Q

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets at
         February 28, 1999 and August 31, 1998                                 3

         Condensed Consolidated Statements of Income
         for the three months and six months ended
         February 28, 1999 and 1998                                            4

         Condensed Consolidated Statements of Cash Flows
         for the six months ended February 28, 1999
         and 1998                                                            5 - 6

         Notes to Condensed Consolidated Financial
         Statements                                                          7 - 11

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                12 - 28

Item 3.  Quantitative and Qualitative Disclosures About                       28
         Market Risk


PART II. OTHER INFORMATION


Item 1.  Legal Proceedings                                                    29

Item 2.  Changes in Securities                                                29

Item 3.  Defaults Upon Senior Securities                                      29

Item 4.  Submission of Matters to a Vote of Security Holders                29 - 30

Item 5.  Other Information                                                    30

Item 6.  Exhibits and Reports on Form 8-K                                   30 - 31

Signature                                                                     32

ITEM 1. FINANCIAL STATEMENTS

                     SOLECTRON CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (In millions)


                                                     February 28,     August 31,
                                                        1999             1998
                                                     ------------     ----------
ASSETS
Current assets:
  Cash, cash equivalents and
    short-term investments                             $  736.6        $  308.8
  Accounts receivable, net                                877.9           670.2
  Inventories                                             929.4           788.5
  Prepaid expenses and other
    current assets                                        135.8           120.0
                                                       --------        --------
    Total current assets                                2,679.7         1,887.5
Net property and equipment                                559.2           448.0
Other assets                                              144.6            75.0
                                                       --------        --------
Total assets                                           $3,383.5        $2,410.5
                                                       ========        ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Short-term debt                                      $   11.4        $     --
  Accounts payable                                        769.8           666.5
  Accrued employee compensation                            69.8            72.1
  Accrued expenses                                         53.0            34.9
  Other current liabilities                                42.4            67.3
                                                       --------        --------
    Total current liabilities                             946.4           840.8
Long-term debt                                          1,140.0           385.5
Other long-term liabilities                                 7.2             2.9
                                                       --------        --------
    Total liabilities                                   2,093.6         1,229.2
                                                       --------        --------
Commitments

Stockholders' equity:
  Common stock                                              0.1             0.1
  Additional paid-in capital                              560.8           510.8
  Retained earnings                                       806.7           677.4
  Accumulated other comprehensive income -
    cumulative translation adjustment                     (77.7)           (7.0)
                                                       --------        --------
     Total stockholders' equity                         1,289.9         1,181.3
                                                       --------        --------
Total liabilities and
  stockholders' equity                                 $3,383.5        $2,410.5
                                                       ========        ========

See accompanying notes to condensed consolidated financial statements.

                 SOLECTRON CORPORATION AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  (In millions, except per share data)

                                  Three Months Ended                Six Months Ended
                                     February 28,                      February 28,
                              -------------------------         -------------------------
                                1999             1998             1999             1998
                              --------         --------         --------         --------
Net sales                     $1,908.1         $1,186.8         $3,853.8         $2,323.6
Cost of sales                  1,729.7          1,060.7          3,499.5          2,073.7
                              --------         --------         --------         --------
  Gross profit                   178.4            126.1            354.3            249.9
Operating expenses:
  Selling, general and
    administrative                69.4             48.0            140.2             99.9
  Research and
    Development                    7.5              4.9             15.4              9.3
  Acquisition costs                2.9               --              2.9               --
                              --------         --------         --------         --------
      Operating income            98.6             73.2            195.8            140.7

Interest income                    5.1              6.5              9.5             13.0
Interest expense                  (9.5)            (6.3)           (15.0)           (12.8)
                              --------         --------         --------         --------

Income before
  income taxes                    94.2             73.4            190.3            140.9

Income tax expense                28.7             24.6             60.9             47.2
                              --------         --------         --------         --------
     Net income               $   65.5         $   48.8         $  129.4         $   93.7
                              ========         ========         ========         ========

Net income per share:
     Basic                    $   0.28         $   0.21         $   0.55         $   0.41
                              ========         ========         ========         ========
     Diluted                  $   0.26         $   0.20         $   0.52         $   0.39
                              ========         ========         ========         ========

Shares used to compute
  net income per share:

     Basic                       238.1            230.8            237.5            230.2
                              ========         ========         ========         ========

     Diluted                     261.6            252.3            259.8            252.2
                              ========         ========         ========         ========

See accompanying notes to condensed consolidated financial statements.

                     SOLECTRON CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (In millions)

                                                          Six Months Ended
                                                             February 28,
                                                      ------------------------
                                                        1999            1998
                                                      --------        --------
Cash flows from operating activities:
  Net income                                          $  129.4        $   93.7
  Adjustments to reconcile net income
   to net cash (used in) provided by operating
   activities:
     Depreciation and amortization                        82.3            61.2
     Tax benefit associated with the
       exercise of stock options                          14.5             0.3
     Other                                                (1.1)            7.8
     Changes in operating assets and
     liabilities:
       Accounts receivable                              (222.4)          (61.2)
       Inventories                                      (133.1)          (87.4)
       Prepaid expenses and other
        current assets                                   (16.0)          (10.8)
       Accounts payable                                  106.4            59.3
       Accrued expenses and other
        current liabilities                               (7.9)           (8.1)
                                                      --------        --------
     Net cash (used in) provided by operating
     activities                                          (47.9)           54.8
                                                      --------        --------
Cash flows from investing activities:
  Sales and maturities of short-term
   investments                                            93.2           137.5
  Purchases of short-term investments                   (282.5)         (162.4)
  Acquisition of manufacturing location                 (100.5)             --
  Capital expenditures                                  (222.8)         (143.5)
  Proceeds from sale of property and equipment            10.2            18.3
  Other                                                   (3.9)           (1.5)
                                                      --------        --------
     Net cash used in investing
     activities                                         (506.3)         (151.6)
                                                      --------        --------

                            (continued on next page)

                  SOLECTRON CORPORATION AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                            (In millions)

                                                       Six Months Ended
                                                         February 28,
                                                    ----------------------
                                                     1999            1998
                                                    ------          ------
Cash flows from financing activities:
  Net proceeds from short-term debt                   11.4              --
  Net proceeds from long-term debt                   732.6              --
  Repayments of long-term debt                          --            (2.0)
  Net proceeds from sale of common stock              35.4            16.6
  Other                                                6.3            (0.1)
                                                    ------          ------
    Net cash provided by financing
    activities                                       785.7            14.5
                                                    ------          ------
Effect of exchange rate changes on
 cash and cash equivalents                             6.9             0.6
                                                    ------          ------
Net increase (decrease) in cash and
 cash equivalents                                    238.4           (81.7)

Cash and cash equivalents at
 beginning of period                                 225.2           225.1
                                                    ------          ------
Cash and cash equivalents at
 end of period                                      $463.6          $143.4
                                                    ======          ======

SUPPLEMENTAL DISCLOSURES

Cash paid during the period:
   Income taxes                                     $ 47.1          $ 37.8
   Interest                                         $ 13.2          $  2.4

Non-cash investing and financing activities:

   Issuance of common stock upon
     conversion of long-term debt                   $  0.1          $   --

See accompanying notes to condensed consolidated financial statements.

SOLECTRON CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - Basis of Presentation

The accompanying unaudited condensed consolidated balance sheets as of February 28, 1999 and August 31, 1998, and the related unaudited condensed consolidated statements of income for the three- and six-month periods ended February 28, 1999 and 1998, and the unaudited condensed consolidated statements of cash flows for the six months ended February 28, 1999 and 1998 have been prepared on substantially the same basis as the annual consolidated financial statements. Management believes the financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company's financial position, operating results and cash flows for the periods presented. The results of operations for the three- and six-month periods ended February 28, 1999 are not necessarily indicative of results to be expected for the entire year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended August 31, 1998 included in the Company's Annual Report to Stockholders.

For clarity of presentation, the Company has indicated its second fiscal quarters as ending on February 28, and its fiscal year as ending on August 31, whereas in fact, the Company's second quarter of fiscal 1999 ended on February 26, 1999, its second quarter of fiscal 1998 ended on February 27, 1998 and its 1998 fiscal year ended on August 28, 1998.

NOTE 2 - Inventories

Inventories consisted of (in millions):

                                                 February 28,     August 31,
                                                     1999            1998
                                                 ------------     ----------
    Raw materials                                  $  702.6        $  577.8
    Work-in-process                                   226.8           210.7
                                                   --------        --------
    Total                                          $  929.4        $  788.5
                                                   ========        ========

NOTE 3 - Net Income Per Share

Basic net income per share is calculated using the weighted average number of common shares outstanding during the period. Diluted net income per share is calculated using the weighted average number of common shares plus dilutive common equivalent shares outstanding during the period. Common equivalent shares consist of stock options that are computed using the treasury stock method and shares issuable upon conversion of the Company's outstanding convertible subordinated notes. The shares issuable upon conversion of the Company's convertible senior notes were not included in the calculation because the effect would have been antidilutive. Share and per-share data presented reflect the two-for-one stock split effective February 24, 1999. The following table sets forth the computation of basic and diluted net income per share for the three- and six-month periods ended February 28, 1999 and 1998.

                                             Three Months Ended          Six Months Ended
                                                February 28,                February 28,
                                            --------------------        -------------------
                                             1999          1998          1999          1998
                                            ------        ------        ------        ------
                                                  (in millions, except per share data)
Net income - basic                          $ 65.5        $ 48.8        $129.4        $ 93.7

 Interest expense from
   convertible subordinated
     notes, net of taxes                       2.5           2.4           4.9           4.8
                                            ------        ------        ------        ------
Net income - diluted                        $ 68.0        $ 51.2        $134.3        $ 98.5
                                            ======        ======        ======        ======

Weighted average shares - basic              238.1         230.8         237.5         230.2

  Common stock equivalents
    - stock options                            9.9           7.9           8.7           8.4
  Common shares issuable upon
    assumed conversion of
    convertible subordinated
    notes                                     13.6          13.6          13.6          13.6
                                            ------        ------        ------        ------

Weighted average shares - diluted            261.6         252.3         259.8         252.2
                                            ======        ======        ======        ======

Net income per share - basic                $ 0.28        $ 0.21        $ 0.55        $ 0.41
                                            ======        ======        ======        ======

Net income per share - diluted              $ 0.26        $ 0.20        $ 0.52        $ 0.39
                                            ======        ======        ======        ======

For the three- and six-month periods ended February 28, 1999, options to purchase 660,000 shares of common stock with exercise prices greater than the average fair market value of the Company's stock for the period of $41.19 and $33.86, respectively, were not included in the calculation because the effect would have been antidilutive. For the three- and six-month periods ended February 28, 1998, options to purchase 2.7 million shares of common stock with exercise prices greater than the average fair market value of the Company's stock for the period of $20.12 and $20.41, respectively, were not included in the calculation because the effect would have been antidilutive.

Note 4 - Comprehensive income

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

                                                   Three Months Ended             Six Months Ended
                                                       February 28,                 February 28,
                                                  ---------------------         ---------------------
                                                   1999           1998           1999           1998
                                                  ------         ------         ------         ------
                                                                      (in millions)
Net income                                        $ 65.5         $ 48.8         $129.4         $ 93.7

Other comprehensive income (loss)
  foreign currency translation adjustments         (72.9)          (3.5)         (70.7)           1.0
                                                  ------         ------         ------         ------
Comprehensive income (loss)                       $ (7.4)        $ 45.3         $ 58.7         $ 94.7
                                                  ======         ======         ======         ======

For both the three- and six-month periods of fiscal 1999, the loss in foreign currency translation was primarily due to the recent devaluation of the Brazilian Real. In addition, the foreign currency translation adjustments are not currently adjusted for income taxes since they relate to investments which are permanent in nature.

NOTE 5 - Asset Securitization & Accounts Receivable Financing

The Company has an asset securitization arrangement with a bank under which it may sell up to $220 million of eligible accounts receivable. The arrangement expires in August 1999 and is subject to certain financial covenants and management representations. During the second quarter of fiscal year 1999, the Company borrowed $72 million against its eligible accounts receivable under the arrangement and paid off the amount within the same quarter.

NOTE 6 - Commitments

The Company leases various facilities under operating lease agreements. The facility leases expire at various dates through 2006. Substantially all leases require the Company to pay property taxes, insurance and normal maintenance costs. Payments under certain leases are periodically adjusted based on LIBOR rates. The leases for certain Solectron's facilities in Milpitas and San Jose, California; Everett, Washington; and Suwanee, Georgia, provide the Company with the option at the end of each of the leases of either acquiring the property at its original cost or arranging for the property to be acquired. The Company is contingently liable under a first loss clause for a decline in market value of these leased facilities totaling up to $143 million in the event the Company does not purchase the properties at the end of the respective lease terms. The Company must also maintain compliance with financial covenants similar to its credit facilities.

In fiscal 1998, Solectron entered into an arrangement with a third-party leasing company under which the Company sold fixed assets with a carrying value of approximately $31.3 million and leased them back from the leasing company. The Company is accounting for these leases as operating leases.

Future minimum payments related to lease obligations are $39.5 million, $29.8 million, $20.9 million, $65.1 million and $44.9 million in each of the years in the five-year period ending August 31, 2003 and an aggregate $2.6 million for periods after that date.

NOTE 7 - Acquisitions of IBM Assets in Texas

On February 1, 1999, the Company acquired IBM's Electronic Card Assembly and Test (ECAT) manufacturing assets in Austin, Texas. Additionally, the Company acquired the non-exclusive rights to use certain IBM intellectual property. The total purchase price for the manufacturing assets and intellectual property rights was approximately $75 million, subject to adjustment. The transaction was accounted for as a purchase of assets, and the purchase price was allocated to the assets acquired based on the relative fair values of the assets at the date of acquisition. Under the terms of the agreements, Solectron will provide printed circuit board (PCB) assembly for motherboards used in IBM's mobile products manufactured worldwide for the next three years. This includes physical design, early prototyping, new product launch, PCB assembly and test, volume production, end-of-life support, field return services and life-cycle management. Solectron will also provide IBM's worldwide design teams a full range of integrated New Product Introduction (NPI) services which involve pre-manufacturing support, such as design and layout, component and concurrent engineering, test development, prototype, procurement and assembly. In addition, the Company has hired approximately 1,300 IBM design, test, and manufacturing associates.

Note 8 - Convertible Debt

In January 1999, Solectron issued 1,656,000 zero-coupon convertible senior notes to qualified institutional investors in a private placement at an issue price of $452.89 per note which resulted in gross proceeds to the Company approximately $750 million. These notes are unsecured and unsubordinated indebtedness of the Company with a maturity value aggregating $1.656 billion. There will be no interest payment by the Company prior to maturity. Each note has a yield of 4% with a maturity value of $1,000 on January 27, 2019. The Company is amortizing the issue discount using the effective interest method over the term of the notes. Each note is convertible at any time by the holder at a conversion rate of 7.472 shares per note, adjusted for the two-for-one stock split effective February 24, 1999. Holders may require the Company to purchase all or a portion of their notes on January 27, 2002 and January 27, 2009, at a price of $510.03 and $672.97 per note, respectively. Also, each holder may require the Company to repurchase all or a portion of such holder's notes upon a change in control of the Company occurring on or before January 27, 2002. The Company, at its option, may redeem all or a portion of the notes at any time on or after January 27, 2003. In addition, the Company has agreed to file with the Securities Exchange Commission (SEC) within 90 days and to use reasonable efforts to have declared effective within 180 days after the issuance, a registration statement under the Securities Act to register resales of the notes and the common stock issuable upon conversion thereof. Such registration statement was filed with the SEC on April 7, 1999.

In February 1996, the Company issued convertible subordinated notes for an aggregate principal amount of $230 million. The notes are in denominations of and have a maturity value of $1,000 each, payable on March 1, 2006. Interest is payable semi-annually at 6%. Each note is convertible at any time by the holder into shares of common stock at a conversion price of $16.90 per share as adjusted for the two-for-one stock split effective February 24, 1999. The notes are redeemable at the option of the Company beginning on March 3, 1999. During February and March 1999, all of the convertible subordinated notes were voluntarily converted into 5,914 and 13,603,514 shares of common stock, respectively.

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

General

Solectron's net sales are derived from sales to electronics systems original equipment manufacturers (OEMs). The majority of Solectron's customers compete in the networking, data and voice communications, workstation, personal computer and computer peripheral segments of the electronics industry. The Company provides integrated solutions that span the entire product life cycle - from pre-production planning and design, to manufacturing, distribution and end-of-life product service and support. Solectron offers its customers competitive outsourcing advantages, such as access to advanced manufacturing technologies, shortened time-to-market, reduced cost of production and more effective asset utilization. A discussion of some of the potential fluctuations in operating results is included under "Trends and Uncertainties."

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

Also in October 1998, the Company signed a definitive agreement with Ingram Micro Inc. under which the two companies entered into a strategic alliance to provide global build-to-order and configure-to-order assembly services for personal computers, servers and related products in the United States, Canada, Europe, Asia and Latin America. The alliance will be managed by both companies under a joint management matrix that will include a sales and marketing staff, program management, materials management, information technology resources and test and process engineers and will, in most part, utilize existing facilities, systems and personnel. The companies expect that shipments to customers will begin in the second quarter of calendar 1999.

On February 1, 1999, the Company acquired IBM's Electronic Card Assembly and Test (ECAT) manufacturing assets in Austin, Texas and non-exclusive rights to certain IBM intellectual property for a purchase price of approximately $75 million, subject to adjustment. The transaction was accounted for as a purchase of assets, and the purchase price was allocated to the assets acquired based on the relative fair values of the assets at the date of acquisition. Under the terms of the agreements, Solectron will provide printed circuit board (PCB) assembly for motherboards used in IBM's mobile products manufactured worldwide for the next three years. This includes physical design, early prototyping, new product launch, PCB assembly and test, volume production, end-of-life support, field return services and life-cycle management. Solectron will also provide IBM's worldwide design teams a full range of integrated New Product Introduction
(NPI) services which involve pre-manufacturing support, such as design and layout, component and concurrent engineering, test development, prototype, procurement and assembly. In addition, the Company has hired approximately 1,300 IBM design, test, and manufacturing associates.

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

                                        Three Months Ended              Six Months Ended
                                           February 28,                   February 28,
                                      ----------------------         ----------------------
                                       1999            1998           1999            1998
                                      ------          ------         ------          ------
Net sales                              100.0%          100.0%         100.0%          100.0%
Cost of sales                           90.7            89.4           90.8            89.2
                                      ------          ------         ------          ------
  Gross profit                           9.3            10.6            9.2            10.8

Operating expenses:
  Selling, general and
    administrative                       3.6             4.0            3.6             4.3
  Research and development               0.4             0.4            0.4             0.4
  Acquisition costs                      0.2              --            0.1              --
                                      ------          ------         ------          ------
    Operating income                     5.1             6.2            5.1             6.1
Net interest income (expense)           (0.2)             --           (0.1)             --
                                      ------          ------         ------          ------
    Income before income taxes           4.9             6.2            5.0             6.1

Income taxes                             1.5             2.1            1.6             2.1
                                      ------          ------         ------          ------
Net income                               3.4%            4.1%           3.4%            4.0%
                                      ======          ======         ======          ======

Net Sales

Net sales for the three- and six-month periods of fiscal 1999 grew to $1.9 billion and $3.9 billion, respectively, increases of 60.8% and 65.9%, respectively, compared to the corresponding periods in fiscal 1998. The sales growth was primarily attributable to significant increases in sales volume from both existing and new customers worldwide, as well as from the acquisitions of Ericsson, NCR, and IBM ECAT in Charlotte, North Carolina during fiscal 1998 and Mitsubishi in the first quarter of fiscal 1999. Sales resulting from the acquisition of IBM ECAT in Austin, Texas on February 1, 1999 were not recognized in the second quarter of fiscal 1999 since the Company's Texas site reports consistently its results one month in arrears.

Within the Americas, the acquired sites from NCR and IBM ECAT in Charlotte and the new site in Mexico were the largest contributors to the strong growth in the fiscal 1999 periods as compared to the fiscal

1998 periods. The sales growth at the Texas site was particularly strong resulting from new programs. The Milpitas, California site also experienced sales growth, although the demand increase was partially offset by the planned transfer of personal computer printed circuit board programs and computer peripherals systems assembly programs to Mexico and networking business to Penang, which are a part of management's efforts to improve global load balancing through specific product program transitioning.

Sales of the Company's European and Asian operations increased in fiscal 1999 periods over the same periods of fiscal 1998 principally as a result of core business growth and new accounts. In addition, the sales growth at the Penang site was significant due primarily to increased demand from personal computer customers and networking business transferred in from California. The growth at the Scotland site was also strong primarily due to increased demand from its telecommunications customers. Although the Company does not currently anticipate any future decline in sales, to lessen the potential impact of any possible future declines related to customers within any particular region or market segment, the Company is committed to seeking diversification of its customer base among many countries, market segments and product lines within market segments.

Several of the Company's customers accounted for more than 10% of the Company's net sales in the three- and six-month periods of fiscal 1999 and 1998. The following table details these customers and the percentage of net sales attributed to them.

                                            Three Months Ended            Six Months Ended
                                               February 28,                 February 28,
                                          ---------------------         ---------------------
                                           1999           1998           1999           1998
                                          ------         ------         ------         ------
Hewlett-Packard Company(HP)                11.6%          13.8%          11.9%          14.6%
Cisco Systems, Inc.                        10.8%          11.4%          10.1%          10.3%
Sun Microsystems, Inc.                        *           12.3%             *           11.2%

-----------

* Less than 10%

No other customer accounted for more than 10% of net sales during any of the periods presented.

Solectron's top ten customers accounted for 72.8% and 67.1% of consolidated net sales in the first six months of fiscal 1999 and 1998, respectively. Solectron is still dependent upon continued revenues from HP and the rest of its top ten customers and there can be no guarantee that these or any other customers will not increase or decrease as a percentage of consolidated net sales either individually or as a group. Consequently, any material decrease in sales to these or other customers could have an adverse material effect on Solectron's results of operations.

In the first half of fiscal 1999, international locations contributed 39.4% of consolidated net sales compared to 34.5% in the same period of fiscal 1998. In addition to the sales growth factors for Europe and Asia noted above, the Company's international sales also benefited from the addition of the Mexico and Brazil sites during the first quarter of fiscal 1998 and the acquisition of the Ireland site from NCR in April 1998. As a result of Solectron's international sales and facilities, Solectron's operations are subject to risks of doing business abroad.

While to date these dynamics have not had an adverse material effect on Solectron's results of operations, there can be no assurance that there will not be such an impact in the future. See "Trends and Uncertainties -- International Operations" for a further discussion of potential fluctuations in operating results associated with the risks of doing business abroad.

Solectron's operations in Milpitas, California contributed a substantial portion of Solectron's net sales and operating income during the first half of fiscal 1999 and fiscal 1998. Although management has been undertaking deliberate actions to achieve improved global load balancing by transferring certain projects from the Milpitas site to other sites worldwide, the performance of the Milpitas operation is expected to continue as a significant factor in the overall financial performance of Solectron. Any adverse material change to the customer base, product mix, efficiency, or other attributes of this site could have an adverse material effect on Solectron's consolidated results of operations.

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

Gross Profit

The gross margin percentage declined to 9.2% for the first half of fiscal 1999 period from 10.8% for the same period of fiscal 1998. The decrease was primarily attributable to a shift toward higher volume projects and systems build projects which typically yield lower margins. Also, gross margins of the newly acquired NCR operations are lower than the overall average margins of the rest of the Company primarily due to the fact that the majority of its net sales are derived from systems integration activities, which normally generate lower gross margins than printed circuit board assembly.

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

Selling, General and Administrative Expenses

In absolute dollars, selling, general and administrative (SG&A) expenses increased 44.6% and 40.3%, respectively, for the three- and six-months of fiscal 1999 over the same periods of fiscal 1998. The increase in fiscal 1999 period was primarily due to investment in infrastructure such as personnel and related departmental expenses at all manufacturing locations as well as continuing investment in information systems to support the increased size and complexity of the Company's business. As a percentage of net sales, SG&A expenses were 3.6% for both the three- and six-month periods in the fiscal 1999 and 4.0% and 4.3%, respectively, in the comparable fiscal 1998 periods. The primary reason for the fiscal 1999 decrease in SG&A expenses as a percentage of net sales is the significant increase in the sales base offset partially by the costs associated with investments in starting up new sites and investments in the Company's information systems. The Company anticipates SG&A expenses will continue to increase in terms of absolute dollars in the future, and may possibly increase as a percentage of net sales, as the Company continues to build the infrastructure necessary to support its current and prospective business.

Research and Development Expenses

With the exception of its Force Computers operation, the Company's research and development (R&D) activities have been focused primarily on the development of prototype and engineering design capabilities, fine pitch interconnecting technologies (which include ball-grid array, tape-automated bonding, multichip modules, chip-on-flex, chip-on-board and flip chip), high reliability environmental stress test technology and the implementation of environmentally friendly assembly processes, such as VOC-free and no-clean. Force's R&D efforts are concentrated on new product development and improvement of product designs through improvements in functionality and the use of microprocessors in embedded applications. Research and development expenses, as a percentage of net sales, were 0.4% in each of the fiscal 1999 and fiscal 1998 periods. In absolute dollars, R&D expenses increased 52.7% and 65.8%, respectively, for the three- and six-month periods of fiscal 1999 over the same periods in fiscal 1998. The increases were primarily due to increased R&D expenditures at Force. The Company expects that R&D expenses will increase in absolute dollars in the future and may possibly increase as a percentage of net sales as Force continues to invest in its R&D efforts and additional R&D projects are undertaken at certain sites.

Acquisition Costs

A one-time charge for acquisition costs of approximately $2.9 million related to personnel benefit expenses was incurred as a result of the acquisition of IBM ECAT operations in Austin, Texas on February 1, 1999.

Net Interest Income (Expense)

Net interest expense was $4.4 million and $5.5 million, respectively, for the three- and six-month periods of fiscal 1999 compared to net interest income of $0.2 million for the same periods of fiscal 1998. The interest expense in the fiscal 1999 periods included $6.2 million per quarter of interest expense for the Company's 6% convertible subordinated notes and 7 3/8% senior notes, as well as one-month interest expense of $2.6 million resulting from the new issuance of zero-coupon convertible senior notes. The net interest expense primarily reflects the interest expense associated with the Company's long-term debt offset by interest income earned on undeployed cash and investments and the capitalization of interest expense. In the first half of fiscal 1999, the Company capitalized $2.4 million of interest expense related to the costs of computer software developed for internal use and the facility construction projects at the Brazil and China sites. Solectron expects to utilize more of the undeployed cash during fiscal 1999 in order to fund anticipated future growth. See "Trends and Uncertainties -- Management of Growth," and "Potential Fluctuations in Operating Results."

Income Taxes

Income taxes increased to $60.9 million in the first half of fiscal 1999 from $47.2 million in the fiscal 1998 period primarily due to increased income before income taxes. For the first half of fiscal 1999, Solectron's effective income tax rate was 32.0% compared to 33.5% for the corresponding period in fiscal 1999. While the Company's effective tax rate is substantially affected by the proportion of income before taxes derived from domestic and international operations, the tax rate reduction in fiscal 1999 resulted from increased income before taxes from the foreign operations which have been taxed at a lower rate than in the United States. This is primarily due to the tax holiday granted to the Company's Malaysia sites. The Malaysian tax holiday is effective through January 31, 2002, subject to certain conditions. The Company has also been granted various tax holidays in China, which are effective for various terms and are subject to certain conditions.

Liquidity and Capital Resources

Working capital was $1.7 billion at February 28, 1999 compared to $1.0 billion at the end of fiscal 1998. During the same period, cash, cash equivalents and short-term investments increased to $736.6 million from $308.8 million. The increase was primarily due to proceeds from the completion of the private placement of the 4% yield zero-coupon convertible senior notes, offset by required investments in working capital and capital expenditures to support sales growth. The notes have a maturity date in January 2019, and no interest payment will be made during the term. In addition, the Company used approximately $25 million for the purchase of manufacturing assets of MCEA's CMT division in the first quarter of fiscal 1999 and approximately $75 million for the acquisition of manufacturing assets and rights to certain intellectual property from IBM ECAT in Austin, Texas during the second quarter of fiscal 1999. As Solectron continues to grow, it is expected that the Company will require greater amounts of working capital to support its operations. The Company believes that its current level of working capital and the Company's available credit facilities will provide adequate working capital for the foreseeable future. However, the Company may need to raise additional funds to finance more rapid expansion, including establishing new locations or financing additional acquisitions. There can be no assurance that such funds, if needed, will be available on terms acceptable to the Company or at all.

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

In the first half of fiscal 1999, the Company invested approximately $223 million in capital expenditures. A large portion of these expenditures related to the purchase of new equipment, primarily surface mount assembly and test equipment, to meet current and expected production levels, as well as to replace or upgrade older equipment which was retired or sold. Significant expenditures were also made for the acquisition of land and buildings for the Company's manufacturing sites, principally in Brazil and Mexico. The Company expects total capital expenditures in fiscal 1999 to be in the range of $275 million to $325 million.

In addition to working capital as of February 28, 1999, which includes cash and cash equivalents of $463.6 million and short-term investments of $273.0 million, the Company has available a $100 million unsecured multicurrency revolving credit facility and a $220 million asset securitization arrangement. Both of these facilities are subject to financial covenants. The Company also has approximately $93 million in unused foreign credit facilities available.

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

The Company has formed a worldwide task force and has implemented a comprehensive program to analyze the Company's internal systems as well as all external systems (such as vendor, customer, banking systems, etc.) upon which the Company is dependent, to identify and evaluate any potential Year 2000 issues. This task force meets regularly and tracks progress against the program, modifying it as needed to help ensure timely completion. The Company is committed to achieving Year 2000 compliance; however, because a significant portion of the problem is external to the Company and therefore outside of its direct control, there can be no assurance that the Company will be fully or even significantly Year 2000 compliant at the critical juncture. In addition, as full testing of Year 2000 functionality must occur in a simulated environment, the Company will not be able to test full system Year 2000 interfaces and capabilities prior to the Year 2000.

As of February 28, 1999, the Company had completed an inventory, assessment and, for the most part, remediation of internal systems, hardware, software, manufacturing equipment and embedded chips in industrial control instruments. Each of these items was identified as mission critical, mission essential, mission impaired or mission non-critical. The Company is in the process of prioritizing and evaluating mission critical and mission essential items, identifying fixes and resources as appropriate, and performing and testing corrective measures. While the Company believes that its evaluation has been comprehensive, there can be no assurance that all systems critical to Year 2000 compliance have been identified, or that the corrective actions identified will be completed on time.

As of February 28, 1999, the Company had inventoried every key supplier of goods and services to the Company, and considered the potential impact on the Company and its customers of Year 2000 compliance by these suppliers. Also, the Company had evaluated the key suppliers' responses to its mailing surveys and is in the process of auditing these suppliers. The Company plans to disqualify potentially non-compliant sources, look for alternative sources and re-qualify new suppliers to help mediate potential business disruptions. The Company is also involved with various geographic Year 2000 consortiums worldwide, with the intent to leverage contacts and information for commonly used suppliers and services such as utility companies. In addition, the Company is in the process of reviewing EDI linkages and data transmission for its customers and suppliers. While the Company believes that it will be able to qualify alternative suppliers as needed, until all supplier and customer survey responses have been received and evaluated, the Company can not fully evaluate the extent of potential problems and the costs associated with corrective actions.

The Company estimates the cost to complete its current compliance program to be in the range of $28 million to $42 million. Of this amount, approximately $7 million is associated with the replacement of capital equipment, of which approximately half is being purchased to replace non-compliant systems that would not otherwise have been replaced at this time. The variability in these estimates depends largely on the response from the Company's suppliers and the extent to which supplier re-qualification is needed. Cost estimates will also be re-evaluated as the status of the overall compliance program is updated. There can be no assurance that actual costs will not be materially higher than currently anticipated. A significant portion of these costs is not likely to be incremental costs to the Company, but rather will represent the redeployment of existing information technology resources. Certain other information technology projects have been delayed due to the focus on Year 2000 issues. The potential costs of the redeployment of personnel and delays in implementing other projects is not known but could be substantial. The total amount spent on the compliance program this fiscal year through February 28, 1999 was $11 million, of which $7 million pertained to payroll costs for personnel involved in the program and costs of outside consultants, and $4 million principally pertained to the replacement of capital equipment. Prior to fiscal 1999, costs of software and hardware applications incurred for Year 2000 compliance were not material and related payroll costs for the Company's information systems group were not tracked separately.

Although the Company has identified general contingency plans, such as the replacement and re-qualification of suppliers, the stockpiling of supplies and purchase of generators, a formal contingency plan will not be established until July of 1999 when the audit of suppliers is expected to be completed. The Company is unable to determine what effect the failure of systems because of Year 2000 issues by the Company or its suppliers or customers would have, but any significant failures could have an adverse material effect on the Company's results of operations and financial condition.

Trends and Uncertainties

Customer Concentration; Dependence on the Electronics Industry

In the first half of fiscal 1999 and for the full years of fiscal 1998, 1997 and 1996, the Company's ten largest customers accounted for as much as 72.8% of consolidated net sales. The Company is dependent upon continued revenues from its top ten customers. Any material delay, cancellation or reduction of orders from these or other significant customers could have an adverse material effect on the Company's results of operations. During the first half of fiscal 1999, HP and Cisco accounted for 11.9% and 10.1%, respectively, of net sales compared to 14.6% for HP and 10.3% for Cisco during the same period of fiscal 1998. During fiscal 1998, HP, Cisco and Sun accounted for 13.9%, 10.7% and 10.5%, respectively, of net sales, compared to 13.5% for HP and less than 10% for each of Cisco and Sun during fiscal 1997. There can be no assurance that the Company will continue to do business with HP, Cisco, Sun or any other customers.

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

Management of Growth; Geographic Expansion

The Company has experienced substantial growth over the last five fiscal years, with net sales increasing from $1.5 billion in fiscal 1994 to $5.3 billion in fiscal year 1998. Additionally, Solectron reported net sales of $3.9 billion for the first half of fiscal 1999. In recent years, the Company has acquired or established facilities in many locations. In the first quarter of fiscal 1998, the Company announced the opening of its Asia/Pacific headquarters office in Taipei, Taiwan, began operations in Guadalajara, Mexico, and as further discussed in "Partnership with Ericsson and Related Transactions," established a manufacturing facility near Sao Paulo, Brazil and opened a New Product Introduction center in Sweden. In April 1998, the Company announced plans to open a manufacturing facility in Timisoara, Romania, and in May 1998, announced the establishment of a program office in Israel. In addition, in April, June and October 1998, the Company completed its acquisitions of certain manufacturing assets from NCR, IBM and

Mitsubishi, respectively. (See "Acquisition of NCR, IBM and Mitsubishi Assets.") In October 1998, the Company signed a definitive agreement with Ingram Micro, Inc. under which the two companies entered into a strategic alliance. (See "Alliance with Ingram Micro.") In the first quarter of fiscal 1999, the Company announced plans to build new manufacturing facilities in Romania and Suwanee, Georgia. On February 1, 1999, it signed agreements with IBM to acquire IBM's Electronic Card Assembly and Test (ECAT) manufacturing assets in Austin, Texas. (See "Acquisition of NCR, IBM and Mitsubishi Assets.") During March 1999, the Company announced the grand opening of the first phase of its new facility in Brazil.

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

On February 1, 1999, the Company acquired IBM's ECAT manufacturing assets in Austin, Texas and non-exclusive rights to use certain IBM intellectual property for a purchase price of approximately $75 million, subject to adjustment. Under the terms of the agreements, Solectron will provide printed circuit board (PCB) assembly for motherboards used in IBM's mobile products manufactured worldwide for the next three years. This includes physical design, early prototyping, new product launch, PCB assembly and test, volume production, end-of-life support, field return services and life-cycle management. Solectron will also provide IBM's worldwide design teams a full range of integrated New Product Introduction
(NPI) services which involve pre-manufacturing support, such as design and layout, component and concurrent engineering, test development, prototype, procurement and assembly. Additionally, the Company has hired approximately 1,300 IBM design, test, and manufacturing associates.

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

International Operations

As a result of its international sales and facilities, the Company's operations are subject to risks of doing business abroad, including but not limited to, fluctuations in the value of currency, export duties, changes to import and export regulations (including quotas), possible restrictions on the transfer of funds, associate turnover, labor unrest, longer payment cycles, greater difficulty in collecting accounts receivable, the burdens and costs of compliance with a variety of foreign laws and in certain parts of the world, political instability. In addition, the Company has operations in several locations that are considered to have highly inflationary economies or volatile currencies, including Mexico, Brazil, China and Romania. In fact, the Company recorded a $77.7 million cumulative foreign exchange translation loss on its balance sheet as of February 28, 1999 which was primarily the result of the recent devaluation of the Brazilian Real. While, to date, these factors have not had a significant adverse impact on the Company's results of operations, there can be no assurance that there will not be such an impact. Furthermore, while the Company may adopt measures to reduce the impact of losses resulting from volatile currencies and other risks of doing business abroad, no assurance may be given that such measures will be adequate.

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

Foreign Exchange Rate Sensitivity

The Company does not use derivative financial instruments for speculative purposes. The Company's policy is to hedge its foreign currency denominated transactions in a manner that substantially offsets the effects of changes in foreign currency exchange rates. The Company uses foreign currency borrowings and foreign currency forward contracts to hedge the currency risks of transactions denominated in foreign currencies. Gains and losses on these foreign currency hedges are generally offset by corresponding losses and gains on the underlying transaction. The Company does not hold or issue foreign exchange contracts for trading purposes. At February 28, 1999, all of its foreign currency hedging contracts mature in three months or less and there were no material deferred gains or losses. In addition, the Company's international operations in some instances act as a natural hedge because both operating expenses and a portion of sales are denominated in local currency. In these instances including the Company's experience involving the recent devaluation of the Brazilian Real, although an unfavorable change in the exchange rate of a foreign currency against the U.S. dollar will result in lower sales when translated to U.S. dollars, operating expenses will also be lower in these circumstances. However, because less than 10% of net sales are denominated in currencies other than the U.S. dollar, the Company does not believe its total exposure to be significant. (See "International Operations.")

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

Interest Rate Sensitivity

The primary objective of the Company's investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, the Company maintains its portfolio of cash-equivalents and short-term investments in a variety of securities, including both government and corporate obligations, certificates of deposit and money market funds. As of February 28, 1999, approximately 66% of the Company's portfolio mature in less than 6 months. Because the Company's investments are diversified and of relatively short maturity, a hypothetical 10% increase in interest rates would not have a material effect on the Company's financial position.

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

Competition

The electronics manufacturing services industry is comprised of a large number of companies, several of which have achieved substantial market share. The Company also faces competition from current and prospective customers that evaluate Solectron's capabilities against the merits of manufacturing products internally. Solectron competes with different companies depending on the type of service or geographic area. Certain competitors may have greater manufacturing, financial, research and development and/or marketing resources than the Company. The Company believes that the primary bases of competition in its targeted markets are manufacturing technology, quality, responsiveness, the provision of value-added services and price. To be competitive, the Company must provide technologically advanced manufacturing services, high product quality levels, flexible delivery schedules and reliable delivery of finished products on a timely and price competitive basis. The Company currently may be at a competitive disadvantage as to price when compared to manufacturers with lower cost structures, particularly with respect to manufacturers with established facilities where labor costs are lower.

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

         None

Item 3:  Defaults upon Senior Securities

         None

Item 4:  Submission of Matters to a Vote of Security Holders

         a) The Company held its Annual Meeting of Stockholders on January 12, 1999.

         b) At the meeting, the following proposals received the votes listed below:

            Proposal I: Election of ten (10) Directors

            Dr. Koichi Nishimura                        Votes for: 105,947,215
                                                        Votes withheld: 370,481

            Dr. Winston H. Chen                         Votes for: 105,958,550
                                                        Vote withheld: 359,146

            Richard A. D'Amore                          Votes for: 105,963,938
                                                        Votes withheld: 353,758

            Charles A. Dickinson                        Votes for: 105,992,337
                                                        Votes withheld: 325,359

            Heinz Fridrich                              Votes for: 105,956,128
                                                        Votes withheld: 361,568

            Dr. Philip Gerdine                          Votes for: 105,998,670
                                                        Votes withheld: 319,026

            William Hasler                              Votes for: 105,675,397
                                                        Votes withheld: 642,299

            Dr. Kenneth E. Haughton                     Votes for: 105,953,453
                                                        Votes withheld: 364,243

            Dr. Paul R. Low                             Votes for: 105,890,522
                                                        Votes withheld: 427,174

            Osamu Yamada                                Votes for: 105,958,180
                                                        Votes withheld: 359,516

                  Proposal II: Approval of an amendment to the Company's Certification of Incorporation increasing the number of authorized shares of Common Stock of the Company from 200,000,000 to 400,000,000 shares

                           Votes for: 102,660,341
                           Votes against: 3,512,413
                           Abstentions: 144,942

                  Proposal III: Approval of an amendment to the Company's 1992 Stock Option Plan to increase the number of shares reserved for issuance by 5,700,000 shares

                           Votes for: 61,582,606
                           Votes against: 44,487,757
                           Abstentions: 247,333

                  Proposal IV: Approval of ratification of the appointment of KPMG Peat Marwick LLP as independent accountants of the Company for the fiscal year ended August 31, 1999

                           Votes for: 105,694,561
                           Votes against: 156,197
                           Abstentions: 466,938

Item 5:  Other Information

         None

Item 6:  Exhibits and Reports on Form 8-K

         (a) Exhibits

         3.1      Certificate of Incorporation of the Company

         3.2      Bylaws of the Company

         10.1 Amended and Restated Lease Agreement between BNP Leasing Corporation and Solectron Washington, Inc., dated July 1, 1998

         10.2 Amended and Restated Purchase Agreement between BNP Leasing Corporation and Solectron Washington, Inc., dated July 1, 1998

         10.3 Amended and Restated Guaranty from Solectron Corporation in favor of BNP Leasing Corporation, effective as of July 1, 1998

         10.4 Amended and Restated Lease Agreement between BNP Leasing Corporation and Force Computers, Inc., dated July 16, 1998

         10.5 Amended and Restated Purchase Agreement between BNP Leasing Corporation and Force Computers, Inc., dated July 16, 1998

         10.6 Amended and Restated Guaranty from Solectron Corporation in favor of BNP Leasing Corporation, effective as of July 16, 1998

         10.7 Lease Agreement between BNP Leasing Corporation and Solectron Georgia Corporation, dated October 20, 1998

         10.8 Purchase Agreement between BNP Leasing Corporation and Solectron Georgia Corporation, dated October 20, 1998

         10.9 Guaranty from Solectron Corporation in favor of BNP Leasing Corporation, effective as of October 20, 1998

         27.1     Financial Data Schedule - Six Months Ended February 26, 1999

         27.2 Amended Financial Data Schedule - Twelve Months Ended August 28, 1998

         27.3 Amended Financial Data Schedule - Twelve Months Ended August 29, 1997

         27.4 Amended Financial Data Schedule - Twelve Months Ended August 30, 1996

         27.5     Amended Financial Data Schedule - Six Months Ended
                  February 27, 1998

         27.6     Amended Financial Data Schedule - Six Months Ended
                  February 28, 1997

            (b)   Reports on Form 8-K

                  On January 26, 1999, the Company filed a Current Report on Form 8-K regarding the offer and sale of convertible senior notes.

                  On February 18, 1999, the Company filed a Current Report on Form 8-K regarding the redemption of its 6 percent convertible subordinated notes.

SOLECTRON CORPORATION

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        SOLECTRON CORPORATION
                                        (Registrant)


Date: April 12, 1999                    By: /s/ Susan Wang
                                        ----------------------------------------
                                        Susan S. Wang
                                        Senior Vice President, Chief
                                        Financial Officer and Secretary
                                        (Principal Financial and
                                        Accounting Officer)

                                Index to Exhibits

Exhibit #              Document
---------   --------------------------------------------------------------------
 3.1        Certificate of Incorporation of the Company

 3.2        Bylaws of the Company

10.1        Amended and Restated Lease Agreement between BNP Leasing
            Corporation and Solectron Washington, Inc., dated July 1, 1998

10.2        Amended and Restated Purchase Agreement between BNP Leasing
            Corporation and Solectron Washington, Inc., dated July 1, 1998

10.3        Amended and Restated Guaranty from Solectron Corporation in favor of
            BNP Leasing Corporation, effective as of July 1, 1998

10.4        Amended and Restated Lease Agreement between BNP Leasing
            Corporation and Force Computers, Inc., dated July 16, 1998

10.5        Amended and Restated Purchase Agreement between BNP Leasing
            Corporation and Force Computers, Inc., dated July 16, 1998

10.6        Amended and Restated Guaranty from Solectron Corporation in favor of
            BNP Leasing Corporation, effective as of July 16, 1998

10.7        Lease Agreement between BNP Leasing Corporation and Solectron
            Georgia Corporation, dated October 20, 1998

10.8        Purchase Agreement between BNP Leasing Corporation and Solectron
            Georgia Corporation, dated October 20, 1998

10.9        Guaranty from Solectron Corporation in favor of BNP Leasing
            Corporation, effective as of October 20, 1998

27.1        Financial Data Schedule - Six Months Ended February 26, 1999

27.2        Amended Financial Data Schedule - Twelve Months Ended
            August 28, 1998

27.3        Amended Financial Data Schedule - Twelve Months Ended
            August 29, 1997

27.4        Amended Financial Data Schedule - Twelve Months Ended
            August 30, 1996

27.5        Amended Financial Data Schedule - Six Months Ended
            February 27, 1998

27.6        Amended Financial Data Schedule - Six Months Ended
            February 28, 1997