Form 10-Q
period 1999-05-28
SOLECTRON CORP
filed 1999-07-12
CIK 835541

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549
                                 FORM 10-Q


X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MAY 28, 1999.

__ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________ TO ________

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

At June 30, 1999, 253,222,130 shares of Common Stock of the Registrant were outstanding.

                         SOLECTRON CORPORATION

INDEX TO FORM 10-Q


PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets at
         May 31, 1999 and August 31, 1998                          3

         Condensed  Consolidated  Statements  of Income
         for the three months and nine months
         ended May 31, 1999 and 1998                               4

         Condensed Consolidated Statements of Cash Flows
         for the nine months ended May 31, 1999 and 1998         5 - 6

         Notes to Condensed Consolidated Financial
         Statements                                              7 - 11

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                    12 - 28

Item 3.  Quantitative and Qualitative Disclosures About           28
         Market Risk


PART II. OTHER INFORMATION


Item 1.  Legal Proceedings                                        29

Item 2.  Changes in Securities                                    29

Item 3.  Defaults Upon Senior Securities                          29

Item 4.  Submission of Matters to a Vote of Security Holders      29

Item 5.  Other Information                                        29

Item 6.  Exhibits and Reports on Form 8-K                         29

Signature                                                         30

ITEM 1. FINANCIAL STATEMENTS

                 SOLECTRON CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED BALANCE SHEETS
                             (In millions)
                              (Unaudited)


                                                May 31,      August 31,
                                                 1999           1998
ASSETS                                       -----------    -----------
Current assets:
  Cash, cash equivalents and
    short-term investments                    $    707.9     $    308.8
  Accounts receivable, net                         903.2          670.2
  Inventories                                      945.5          788.5
  Prepaid expenses and other
    current assets                                 130.5          120.0
                                              ----------     ----------
    Total current assets                         2,687.1        1,887.5
Net property and equipment                         607.8          448.0
Other assets                                       159.6           75.0
                                              ----------     ----------
Total assets                                  $  3,454.5     $  2,410.5
                                              ==========     ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Short-term debt                             $     16.6     $       -
  Accounts payable                                 700.8          666.5
  Accrued employee compensation                     69.2           72.1
  Accrued expenses                                  81.9           34.9
  Other current liabilities                         31.4           67.3
                                              ----------     ----------
    Total current liabilities                      899.9          840.8
Long-term debt                                     917.7          385.5
Other long-term liabilities                         16.0            2.9
                                              ----------     ----------
    Total liabilities                            1,833.6        1,229.2
                                              ----------     ----------
Commitments

Stockholders' equity:
  Common stock                                       0.1            0.1
  Additional paid-in capital                       803.3          510.8
  Retained earnings                                882.4          677.4
  Accumulated other comprehensive income -
    cumulative translation adjustments             (64.9)          (7.0)
                                              ----------     ----------
     Total stockholders' equity                  1,620.9        1,181.3
                                              ----------     ----------
Total liabilities and
  stockholders' equity                        $  3,454.5     $  2,410.5
                                              ==========     ==========


See accompanying notes to condensed consolidated financial statements.

                 SOLECTRON CORPORATION AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  (In millions, except per share data)
                              (Unaudited)

                            Three Months Ended      Nine Months Ended
                                  May 31,                May 31,
                            ------------------     ------------------
                              1999      1998         1999      1998
                            --------  --------     --------  --------
Net sales                   $2,151.5  $1,278.1     $6,005.3  $3,601.8
Cost of sales                1,949.9   1,145.0      5,449.4   3,218.8
                            --------  --------     --------  --------
  Gross profit                 201.6     133.1        555.9     383.0
Operating expenses:
  Selling, general and
    administrative              79.2      55.3        219.4     155.3
  Research and
    development                  9.1       5.4         24.6      14.7
  Acquisition costs               -         -           2.9        -
                            --------  --------     --------  --------
      Operating income         113.3      72.4        309.0     213.0

Interest income                  9.1       6.5         18.6      19.6
Interest expense               (11.1)     (4.9)       (26.0)    (17.7)
                            --------  --------     --------   --------
Income before income taxes     111.3      74.0        301.6     214.9

Income taxes                    35.6      24.8         96.5      72.0
                            --------  --------     --------  --------
     Net income             $   75.7  $   49.2     $  205.1  $  142.9
                            ========  ========     ========  ========

Net income per share:
     Basic                  $   0.30  $   0.21     $   0.85  $   0.62
                            ========  ========     ========  ========
     Diluted                $   0.29  $   0.20     $   0.80  $   0.59
                            ========  ========     ========  ========

Shares used to compute
  net income per share:
     Basic                     252.1     232.1        242.3     230.9
                            ========  ========     ========  ========

     Diluted                   263.2     253.7        261.2     252.9
                            ========  ========     ========  ========





See accompanying notes to condensed consolidated financial statements.

                   SOLECTRON CORPORATION AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (In millions)
                                (Unaudited)

                                                   Nine Months Ended
                                                        May 31,
                                                -----------------------
                                                   1999         1998
                                                ----------   ----------
Cash flows from operating activities:
  Net income                                    $    205.1   $    142.9
  Adjustments to reconcile net income
   to net cash provided by operating
   activities:
     Depreciation and amortization                   126.9         90.6
     Non-cash interest                                10.2           -
     Tax benefit associated with the
       exercise of stock options                      18.9          2.7
     Other                                           (15.8)        19.6
     Changes in operating assets and
     liabilities:
       Accounts receivable                          (244.7)      (144.0)
       Inventories                                  (139.4)      (159.8)
       Prepaid expenses and other
        current assets                               (11.7)       (19.4)
       Accounts payable                               40.6        152.8
       Accrued expenses and other
        current liabilities                           10.8          5.2
                                                ----------    ---------
     Net cash provided by operating
     activities                                        0.9         90.6
                                                ----------    ---------
Cash flows from investing activities:
  Sales and maturities of short-term
   investments                                       133.2        256.3
  Purchases of short-term investments               (367.1)      (164.9)
  Acquisitions of manufacturing locations           (108.4)       (79.4)
  Capital expenditures                              (308.0)      (186.9)
  Proceeds from sale of property and equipment        15.5         25.5
  Other                                              (12.9)        (2.1)
                                                ----------    ---------
     Net cash used in investing
     activities                                     (647.7)      (151.5)
                                                ----------    ---------


                            (continued on next page)

                  SOLECTRON CORPORATION AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                            (In millions)
                             (Unaudited)

                                                   Nine Months Ended
                                                        May 31,
                                               ------------------------
                                                  1999          1998
                                               ----------    ----------
Cash flows from financing activities:
  Net proceeds from short-term debt                  16.6            -
  Net proceeds from long-term debt                  732.1            -
  Repayments of long-term debt                       (0.7)         (1.6)
  Net proceeds from sale of common stock             48.2          22.2
  Other                                              15.7          (0.1)
                                               ----------    ----------
    Net cash provided by financing
    activities                                      811.9          20.5
                                               ----------    ----------
Effect of exchange rate changes on
 cash and cash equivalents                            0.1           1.0
                                                ----------    ---------
Net increase (decrease) in cash and
 cash equivalents                                   165.2         (39.4)

Cash and cash equivalents at
 beginning of period                                225.2         225.1
                                               ----------    ----------
Cash and cash equivalents at
 end of period                                 $    390.4    $    185.7
                                               ==========    ==========


SUPPLEMENTAL DISCLOSURES

Cash paid during the period:
   Income taxes                                $     71.9    $     55.5
   Interest                                    $     26.0    $     12.5

Non-cash investing and financing activities:
   Issuance of common stock upon
     conversion of long-term debt              $    230.0    $       -













See accompanying notes to condensed consolidated financial statements.

SOLECTRON CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - Basis of Presentation

The accompanying unaudited condensed consolidated balance sheet as of May 31, 1999 and August 31, 1998, and the related unaudited condensed consolidated statements of income for the three- and nine-month periods ended May 31, 1999 and 1998, and the unaudited condensed consolidated statements of cash flows for the nine months ended May 31, 1999 and 1998 have been prepared on substantially the same basis as the annual consolidated financial statements. Management believes the financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company's financial position, operating results and cash flows for the periods presented. The results of operations for the three- and nine-month periods ended May 31, 1999 are not necessarily indicative of results to be expected for the entire year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended August 31, 1998 included in the Company's Annual Report on the Form 10-K.

For clarity of presentation, the Company has indicated its third fiscal quarters as ending on May 31, and its fiscal year as ending on August 31, whereas in fact, the Company's third quarter of fiscal 1999 ended on May 28, 1999, its third quarter of fiscal 1998 ended on May 29, 1998 and its 1998 fiscal year ended on August 28, 1998.

NOTE 2 - Inventories

Inventories consisted of (in millions):

                                    May 31,           August 31,
                                     1999               1998
                                 -----------        -----------
          Raw materials          $     682.0        $     577.8
          Work-in-process              188.5              167.8
          Finished goods                75.0               42.9
                                 -----------        -----------
          Total                  $     945.5        $     788.5
                                 ===========        ===========

NOTE 3 - Net Income Per Share

Basic net income per share is calculated using the weighted average number of common shares outstanding during the period. Diluted net income per share is calculated using the weighted average number of common shares plus dilutive potential common shares outstanding during the period. Potential common shares consist of stock options that are computed using the treasury stock method and shares issuable upon conversion of the Company's outstanding convertible subordinated notes. Approximately 12.4 million shares issuable upon conversion of the Company's convertible senior notes were not included in the calculation because the effect would have been antidilutive. Share and per-share data presented reflect the two-for-one stock split effective February 24, 1999. The following table sets forth the computation of basic and diluted net income per share for the three- and nine-month periods ended May 31, 1999 and 1998.

                                 Three Months Ended    Nine Months Ended
                                       May 31,              May 31,
                                 ------------------   ------------------
                                   1999       1998      1999       1998
                                 -------    -------   -------    -------
                                   (in millions, except per share data)

Net income - basic               $  75.7    $  49.2   $ 205.1    $ 142.9

 Interest expense from
   convertible subordinated
     notes, net of taxes              -         2.4       5.0        7.2
                                 -------    -------   -------    -------
Net income - diluted             $  75.7    $  51.6   $ 210.1    $ 150.1
                                 =======    =======   =======    =======

Weighted average shares - basic    252.1      232.1     242.3      230.9

  Common shares issuable upon
    stock options exercised         10.6        8.0       9.6        8.4
  Common shares issuable upon
    assumed conversion of
    convertible subordinated
    notes                            0.5       13.6       9.3       13.6
                                 -------    -------   -------    -------

Weighted average shares - diluted  263.2      253.7     261.2      252.9
                                 =======    =======   =======    =======

Net income per share - basic     $  0.30    $  0.21   $  0.85    $  0.62
                                 =======    =======   =======    =======

Net income per share - diluted   $  0.29    $  0.20   $  0.80    $  0.59
                                 =======    =======   =======    =======

For the three- and nine-month periods ended May 31, 1999, options to purchase 310,000 and 1.7 million shares, respectively, of common stock with exercise prices greater than the average fair market value of the Company's stock for the period of $50.08 and $39.38, respectively, were not included in the calculation because the effect would have been antidilutive. For the three- and nine-month periods ended May 31, 1998, options to purchase 3.4 million shares of common stock with exercise prices greater than the average fair market value of the Company's stock for the period of $21.26 and $20.70, respectively, were not included in the calculation because the effect would have been antidilutive.

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

                                 Three Months Ended    Nine Months Ended
                                       May 31,              May 31,
                                 ------------------   ------------------
                                   1999       1998      1999       1998
                                 -------    -------   -------    -------
                                              (in millions)

Net income                       $  75.7    $  49.2   $ 205.1    $ 142.9

Other comprehensive income (loss)
  foreign currency translation
  adjustments                       12.8        0.8     (57.9)       1.8
                                 -------    -------   -------    -------

Comprehensive income             $  88.5    $  50.0   $ 147.2    $ 144.7
                                 =======    =======   =======    =======


For the nine-month period of fiscal 1999, the loss in foreign currency translation resulted primarily from the recent devaluation of the Brazilian Real. In addition, the foreign currency translation adjustments are not currently adjusted for income taxes since they relate to investments which are permanent in nature.

NOTE 5 - Asset Securitization

The Company has an asset securitization arrangement with a bank group under which it may sell up to $220 million of eligible accounts receivable without recourse. The arrangement expires in August 1999 and is subject to certain financial covenants and management representations.

NOTE 6 - Commitments

The Company leases various facilities under operating lease agreements. The facility leases expire at various dates through 2006. All such leases require the Company to pay property taxes, insurance and normal maintenance costs. Payments of some leases are periodically adjusted based on LIBOR rates. Certain leases for Solectron's facilities including Milpitas and San Jose, California; Everett, Washington; Suwanee, Georgia; and Columbia, South Carolina, provide the Company with an option at the end of the lease term of either acquiring the property at its original cost or arranging for the property to be acquired. For these leases, the Company is contingently liable under a first loss clause for a decline in market value of such leased facilities up to 85% of the original costs, or $145 million in total, in the event the Company does not purchase the properties at the end of the respective lease terms. The Company must also maintain compliance with financial covenants similar to its credit facilities.

In fiscal 1998, Solectron entered into notional lease arrangements with a third-party leasing company under which the Company sold fixed assets with a carrying value of $31.3 million and leased them back from the leasing company. The Company is accounting for these leases as operating leases.

Future minimum payments related to lease obligations are $39.5 million, $29.8 million, $20.9 million, $65.1 million and $44.9 million in each of the years in the five-year period ending August 31, 2003 and an aggregate $2.6 million for periods after that date.

NOTE 7 - Convertible Debt

In January 1999, Solectron issued 1,656,000 zero-coupon convertible senior notes to qualified institutional investors in a private placement at an issue price of $452.89 per note which resulted in gross proceeds to the Company of approximately $750 million. These notes are unsecured and unsubordinated indebtedness of the Company with a maturity value aggregating $1.656 billion. There will be no interest payment by the Company prior to maturity. Each note has a yield of 4% with a maturity value of $1,000 on January 27, 2019. The Company is amortizing the issue discount using the effective interest method over the term of the notes. Each note is convertible at any time by the holder at a conversion rate of 7.472 shares per note, adjusted for the two-for-one stock split effective February 24, 1999. Holders may require the Company to purchase all or a portion of their notes on January 27, 2002 and January 27, 2009, at a price of $510.03 and $672.97 per note, respectively. Also, each holder may require the Company to repurchase all or a portion of such holder's notes upon a change in control of the Company occurring on or before January 27, 2002. The Company, at its option, may redeem all or a portion of the notes at any time on or after January 27, 2003. In addition, the Company filed with the Securities Exchange Commission a registration statement for resales of the notes and the common stock issuable upon conversion. Such registration statement was declared effective in June 1999.

In February 1996, the Company issued convertible subordinated notes for an aggregate principal amount of $230 million. The notes were in denominations of and had a maturity value of $1,000 each, payable on March 1, 2006. Interest was payable semi-annually at 6%. Each note was convertible at any time by the holder into shares of common stock at a conversion price of $16.90 per share as adjusted for the two-for-one stock split effective February 24, 1999. The notes were redeemable at the option of the Company beginning on March 3, 1999. During February and March 1999, all of the convertible subordinated notes were voluntarily converted into 13,609,428 shares of common stock.

NOTE 8 - Pending Acquisitions of Manufacturing Assets

On April 13, 1999, Solectron announced that it had signed a letter of intent to acquire the manufacturing assets of Trimble Navigation Limited ("Trimble")in Sunnyvale, California and to assume full manufacturing responsibility for all of Trimble's global positioning system (GPS) and related radio frequency
(RF)technology products. Trimble is a world leader in RF products enabled by GPS technology. It is expected that the acquisition will enhance Solectron's reach into the rapidly growing GPS market and significantly expand the Company's global RF design and manufacturing expertise. As part of the proposed agreement, Solectron intends to provide Trimble a full range of integrated services across the entire product life cycle including design consultation, prototyping, New Product Introduction management and volume printed circuit board and systems assembly for the next three years. The Company intends to offer employment to approximately 250 manufacturing, engineering and related support associates currently working at the Trimble facility in Sunnyvale.

On April 21, 1999, Solectron announced a plan to acquire the RF design and manufacturing assets of Glenayre Technologies, Inc. ("Glenayre") in Quincy, Illinois, and to assume full manufacturing responsibility for all of Glenayre's one- and two-way paging infrastructure equipment. Glenayre is the world leader in paging and wireless data technologies. Solectron anticipates that the acquisition will enable the Company to strengthen its rapidly growing RF design and manufacturing services portfolio, and expand its presence in the Midwest. Under the proposed multi-year agreement, Solectron will provide Glenayre a full range of integrated services across the entire product life cycle including design, prototyping, New Product Introduction management, volume printed circuit board and systems assembly, repair and end-of-product life support. The Company intends to offer employment to approximately 350 RF manufacturing, engineering and related support associates currently working at the Glenayre facility in Quincy.

On May 20, 1999, Solectron announced the signing of a letter of intent to acquire all of the outstanding capital stock of Sequel, Inc. ("Sequel"). Sequel is a privately held corporation specializing in notebook computer and liquid crystal display repair service and support. The Company will assume responsibility for Sequel's business operations in San Jose, California; Memphis, Tennessee; and Reading, United Kingdom. Solectron will also assume Sequel's ownership in joint venture operations in Japan and Taiwan. The acquisition is expected to enable Solectron to expand its global support services capabilities by adding quick-turn service operations, customer service centers, and help-desk support for the end users of Solectron-built products. The Company intends to offer employment to approximately 550 manufacturing, engineering, customer service and related support associates.

All three pending acquisitions are expected to be completed in the fourth fiscal quarter of 1999. Completion of the transactions is subject to applicable government approvals and various conditions of closing.

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

General

Solectron provides electronics manufacturing services to original equipment manufacturers who design and sell networking equipment, workstations, personal and notebook computers, computer peripherals, telecommunications equipment or other electronic equipment, including Hewlett-Packard Company, Cisco Systems, Inc., International Business Machines Corporation, and Sun Microsystems, Inc. These companies contract with Solectron to build their products for them.

Our range of services includes:

- product design,
- materials purchasing and management,
- prototyping,
- printed circuit board assembly (the process of placing components on an electrical printed circuit board that controls the processing functions of a personal computer or other electronic equipment),
- system assembly (for example, building a complete system such as mobile telephone and testing it to ensure functionality),
- distribution,
- product repair, and
- warranty services.

Our performance of these services allows our customers to remain competitive by focusing on their core competencies of sales, marketing and research and development. Solectron has manufacturing sites in North and South America, Europe and Asia, giving our customers access to manufacturing services in the regions where they sell product. Our subsidiaries, Force Computers and Fine Pitch Technologies, are both headquartered in San Jose, California. Force's European headquarters and a significant portion of its operations are located in Munich, Germany. In addition to its headquarters' locations, Force has sales support offices in various locations in the United States and internationally. A discussion of some of the potential fluctuations in operating results is included under "Trends and Uncertainties."

During 1997, Solectron established a strategic, global manufacturing partnership with Ericsson Telecom AB's Business Area Infocom Systems (Ericsson). We set up a New Product Introduction center in Sweden, and production from certain Ericsson plants worldwide was transferred to our manufacturing sites around the world. In October 1997, we acquired certain assets, primarily equipment and inventory, of Ericsson's printed circuit board assembly operation located in Sao Paulo, Brazil. In addition, our subsidiary, Solectron Brasil Ltda., hired approximately 370 associates formerly employed by Ericsson Telecomunicacoes S.A. in Brazil.

In April 1998, we acquired NCR Corporation's (NCR) manufacturing assets in three cities for a purchase price of approximately $91 million. The acquisition was accounted for as a purchase of assets and the purchase price was allocated to the assets acquired based on the relative fair values of the assets at the date of acquisition. Under the terms of the agreement, NCR will outsource the manufacturing of certain computer components to Solectron for at least five years. We also hired approximately 1,200 NCR manufacturing and related support associates.

In June 1998, we acquired International Business Machines Corporation's (IBM) Electronic Card Assembly and Test (ECAT) manufacturing assets in Charlotte, North Carolina and non-exclusive rights to certain IBM intellectual property for a purchase price of approximately $96 million. The acquisition was accounted for as a purchase of assets and the purchase price was allocated to the assets acquired, including the intellectual property rights, based on their relative fair values at the date of acquisition. Under the terms of the agreement, we hired approximately 700 IBM manufacturing and related support associates and we will provide printed circuit board assembly services to IBM in North America for the next three years. In addition, IBM has made available to Solectron 115 patents and 51 disclosures (collectively the intellectual property rights) covering a wide spectrum of technologies and capabilities. IBM will also provide to Solectron failure analysis and characterization tools for process development and manufacturing, including fault detection and isolation.

In October 1998, we acquired the wireless telephone manufacturing assets of Mitsubishi Consumer Electronics America, Inc.'s (MCEA) Cellular Mobile Telephone
(CMT) division in Braselton, Georgia. MCEA is a subsidiary of Mitsubishi Electric Corporation (Mitsubishi). The acquisition was accounted for as a purchase of assets and the purchase price of approximately $25 million was allocated to the acquired assets based on their relative fair values at the date of acquisition. Under the terms of the agreement, we will provide MCEA-CMT with a full range of manufacturing services for five years, including New Product Introduction management, printed circuit board assembly and full systems assembly for MCEA's branded and private-label cellular products sold within North America. In addition, we hired approximately 400 MCEA-CMT manufacturing and support associates.

Also in October 1998, we signed a definitive agreement with Ingram Micro Inc. under which the two companies entered into a strategic alliance to provide global build-to-order and configure-to-order assembly services for personal computers, servers and related products in the United States, Canada, Europe, Asia and Latin America. The alliance is managed by both companies under a joint management matrix that includes a sales and marketing staff, program management, materials management, information technology resources and test and process engineers and, in most part, utilizes existing facilities, systems and personnel. Shipments to customers under the arrangement started in April 1999.

On February 1, 1999, we acquired IBM's Electronic Card Assembly and Test (ECAT) manufacturing assets in Austin, Texas and non-exclusive rights to certain IBM intellectual property for a purchase price of approximately $83 million. The transaction was accounted for as a purchase of assets, and the purchase price was allocated to the assets acquired based on the relative fair values of the assets at the date of acquisition. Under the terms of the agreement, we will provide printed circuit board (PCB) assembly for motherboards used in IBM's mobile products manufactured worldwide for the next three years. This includes physical design, early prototyping, new product launch, PCB assembly and test, volume production, end-of-life support, field return services and life-cycle management. We will also provide IBM's worldwide design teams a full range of integrated New Product Introduction (NPI) services which involve pre-manufacturing support, such as design and layout, component and concurrent engineering, test development, prototype, procurement and assembly. In addition, we hired approximately 1,300 IBM design, test, and manufacturing associates.

On April 13, 1999, we announced that we had signed a letter of intent to acquire Trimble's manufacturing assets in Sunnyvale, California and to assume full manufacturing responsibility for all of Trimble's global positioning system
(GPS) and related radio frequency (RF) technology products. Trimble is a world leader in RF products enabled by GPS technology. It is expected that the acquisition will enhance Solectron's reach into the rapidly growing GPS market and significantly expand the Company's global RF design and manufacturing expertise. As part of the proposed agreement, we intend to provide Trimble a full range of integrated services across the entire product life cycle including design consultation, prototyping, New Product Introduction management and volume printed circuit board and systems assembly for the next three years. We intend to offer employment to approximately 250 manufacturing, engineering and related support associates currently working at the Trimble facility in Sunnyvale. Completion of the transaction is expected in the fourth quarter of fiscal 1999, subject to applicable government approvals and various conditions of closing.

On April 21, 1999, we announced a plan to acquire Glenayre's RF design and manufacturing assets in Quincy, Illinois, and to assume full manufacturing responsibility for all of Glenayre's one- and two-way paging infrastructure equipment. Glenayre is the world leader in paging and wireless data technologies. The acquisition is expected to enable us to strengthen the rapidly growing RF design and manufacturing services portfolio, and expand our presence in the Midwest. Under the proposed multi-year agreement, we will provide Glenayre a full range of integrated services across the entire product life cycle including design, prototyping, New Product Introduction management, volume printed circuit board and systems assembly, repair and end-of-product life support. We intend to offer employment to approximately 350 RF manufacturing, engineering and related support associates currently working at the Glenayre facility in Quincy. Completion of the transaction is expected in the fourth quarter of fiscal 1999, subject to applicable government approvals and various conditions of closing.

On May 20, 1999, we announced the signing a letter of intent to acquire all of the outstanding capital stock of Sequel. Sequel is a privately held corporation specializing in notebook computer and liquid crystal display repair service and support. We will assume responsibility for Sequel's business operations in San Jose, California; Memphis, Tennessee; and Reading, United Kingdom. We will also assume Sequel's ownership in joint venture operations in Japan and Taiwan. The acquisition is expected to enable us to expand our global support services capabilities by adding quick-turn service operations, customer service centers, and help-desk support for the end users of Solectron-built products. We intend to offer employment to approximately 550 manufacturing, engineering, customer service and related support associates. Completion of the transaction is expected in the fourth quarter of fiscal 1999, subject to applicable government approvals and various conditions of closing.

Results of Operations

The electronics industry is subject to rapid technological change, product obsolescence and price competition. These and other factors affecting the electronics industry, or any of Solectron's major customers in particular, could have an adverse material effect on Solectron's results of operations. See "Trends and Uncertainties" for further discussion of potential fluctuations in operating results.

The following table sets forth, for the periods indicated, certain items in the Condensed Consolidated Statements of Income as a percentage of net sales. The financial information and the discussion below should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto.

                               Three Months Ended      Nine Months Ended
                                     May 31,                May 31,
                               ------------------     -----------------
                                 1999       1998        1999      1998
                               -------    -------     -------   -------
Net sales                        100.0%     100.0%      100.0%    100.0%
Cost of sales                     90.6       89.6        90.7      89.4
                               -------    -------     -------   -------
  Gross profit                     9.4       10.4         9.3      10.6

Operating expenses:
  Selling, general and
    administrative                 3.7        4.3         3.7       4.3
  Research and development         0.4        0.4         0.4       0.4
  Acquisition costs                 -          -          0.1        -
                               -------    -------     -------   -------
    Operating income               5.3        5.7         5.1       5.9
Net interest income (expense)     (0.1)       0.1        (0.1)      0.1
                               -------    -------     -------   -------
    Income before income taxes     5.2        5.8         5.0       6.0

Income taxes                       1.7        1.9         1.6       2.0
                               -------    -------     -------   -------
Net income                         3.5%       3.9%        3.4%      4.0%
                               =======    =======     =======   =======

Net Sales

Net sales of $2.2 billion increased 68.3% for the third quarter of fiscal 1999, compared to the third quarter of 1998. Net sales of $6.0 billion increased 66.7% for the first nine months of fiscal 1999, compared to the first nine months in fiscal 1998. The sales growth was principally due to significant increases in sales volume from both existing and new customers worldwide, as well as from the acquisitions of Ericsson, NCR, and IBM ECAT in Charlotte, North Carolina during fiscal 1998 and Mitsubishi in first quarter of fiscal 1999. In addition, sales from the acquisition of IBM ECAT in Austin, Texas on February 1, 1999 were recognized beginning in the third quarter of fiscal 1999 because our Texas site reports its results consistently one month in arrears.

Within the Americas, the acquired sites from NCR, IBM ECAT in Charlotte, IBM ECAT in Texas and the new site in Mexico were the largest contributors to the strong growth in the fiscal 1999 periods as compared to the fiscal 1998 periods. The Milpitas, California site also experienced  sales  growth  despite  the planned  transfer of personal  computer printed  circuit  board  programs  and  computer  peripherals  systems  assembly programs to Mexico and networking business to Penang, which represent management's efforts to improve global load balancing through specific product program transitioning.

Net sales in our European and Asian operations increased in the fiscal 1999 periods over the same periods of fiscal 1998 primarily as a result of core business growth and new accounts. The sales growth at the Penang site was principally due to increased demand from personal computer customers and networking business transferred in from California. For the first nine months of fiscal 1999, the sales in European operations also grew due to increased demand from our telecommunications customers. Although we do not presently anticipate any future decline in sales, to lessen the potential impact of any possible future declines related to customers within any particular region or market segment, we are committed to seeking diversification of our customer base among many countries, market segments and product lines within market segments.

Several of our customers accounted for more than 10% of our net sales in the three- and nine-month periods of fiscal 1999 and 1998. The following table details these customers and the percentage of net sales attributed to them.

                                   Three Months Ended  Nine Months Ended
                                          May 31,           May 31,
                                   ------------------  -----------------
                                      1999      1998      1999     1998
                                   --------   -------   -------  -------
Cisco Systems, Inc.                   12.1%     12.8%      10.8%   11.2%
International Business Machines
  Corporation (IBM)                   10.7%       *          *       *
Hewlett-Packard Company (HP)          10.4%     13.8%      11.4%   14.3%
Sun Microsystems, Inc.                  *       11.0%        *     11.1%
-------------
*Less than 10%

No other customer accounted for more than 10% of net sales during any of the periods presented.

In the first nine months of fiscal 1999, our top ten customers accounted up to 73.8% of consolidated net sales. For the same period of fiscal 1998, our top ten customers accounted for 66.8% of consolidated net sales. We are dependent upon continued revenues from Cisco, HP and IBM, and the rest of our top ten customers. There can be no guarantee that these or any other customers will not increase or decrease as a percentage of consolidated net sales either individually or as a group. Consequently, any material decrease in sales to these or other customers could have an adverse material effect on Solectron's results of operations.

In the first nine months of fiscal 1999, international locations contributed 36.8% of consolidated net sales compared to 34.1% in the same period of fiscal 1998. In addition to the sales growth factors for Europe and Asia noted above, the Company's international sales also benefited from the Mexico and Brazil sites added during the first quarter of fiscal 1998 and the Ireland site acquired from NCR in April 1998. As a result of Solectron's international sales and facilities, our operations are subject to risks of doing business abroad. While to date these dynamics have not had an adverse material effect on our results of operations, there can be no assurance that there will not be such an impact in the future. See "Trends and Uncertainties" for a further discussion of potential fluctuations in operating results associated with the risks of doing business abroad.

Our operations in Milpitas, California contributed a substantial portion of Solectron's net sales and operating income during the first nine months of fiscal 1999 and fiscal 1998. Although management has been undertaking deliberate actions to achieve improved global load balancing by transferring certain projects from the Milpitas site to other sites worldwide, the performance of the Milpitas operation is expected to continue as a significant factor in the overall financial performance of Solectron. Any adverse material change to the customer base, product mix, efficiency, or other attributes of this site could have an adverse material effect on our consolidated results of operations.

We believe that our ability to continue to achieve growth will depend upon growth in sales to existing customers for their current and future product generations, successful marketing to new customers and future geographic expansion. Customer contracts can be canceled and volume levels can be changed or delayed. The timely replacement of delayed, canceled or reduced orders with new business cannot be assured. In addition, there can be no assurance that any of our current customers will continue to utilize our services. Because of these factors, there can be no assurance that our historical revenue growth rate will continue. See "Trends and Uncertainties" for a discussion of certain factors affecting the management of growth, geographic expansion and potential fluctuations in sales and results of operations.

Gross Profit

The gross margin percentage decreased to 9.3% for the first nine months of fiscal 1999 period from 10.6% for the corresponding period of fiscal 1998. The decline was primarily attributable to a shift toward higher volume projects and systems build projects which typically generate lower profit margins. As an example, gross margins of the acquired NCR operations are lower than the overall average margins of the rest of the Solectron's operations principally due to the fact that the majority of its net sales are derived from systems integration activities, which normally yield lower gross margins than printed circuit board assembly.

For the foreseeable future, our gross margin is expected to depend primarily on product mix, production efficiencies, utilization of manufacturing capacity, start-up and integration costs of new and acquired businesses, the percentage of sales derived from systems build projects, pricing within the electronics industry and the cost structure at individual sites. Over time, gross margins at the individual sites and for Solectron as a whole may continue to fluctuate. We anticipate that a larger portion of our sales may be derived from systems build projects in future periods. Systems build projects typically have lower gross margin percentages than printed circuit board assembly projects. Increases in systems build business, additional costs associated with new projects and price erosion within the electronics industry could adversely affect our gross margin. Additionally, changes in product mix could cause our gross margin to fluctuate. Also, while the availability of raw materials appears adequate to meet our current revenue projections for the foreseeable future, component availability is still subject to lead time and other constraints that could possibly limit Solectron's revenue growth. Because of these factors and others discussed under "Trends and Uncertainties" below, there can be no assurance that our gross margin will not fluctuate or decrease in future periods.

Selling, General and Administrative Expenses

In absolute dollars, selling, general and administrative (SG&A) expenses increased 43.2% for the third quarter and 41.3% for the first nine months of fiscal 1999 over the same periods of fiscal 1998. For the third quarter of fiscal 1999, the increase principally reflects expenses associated with sales growth. The increase for the first nine months of fiscal 1999 resulted from investment in infrastructure such as personnel and related departmental expenses at all manufacturing locations as well as continuing investment in information systems to support the increased size and complexity of our business. As a percentage of net sales, SG&A expenses were 3.7% in each of the fiscal 1999 periods and 4.3% for both the comparable fiscal 1998 periods. The primary reason for the fiscal 1999 decrease in SG&A expenses as a percentage of net sales is the significant increase in the sales base offset partially by the costs associated with investments in starting up new sites and investments in our information systems. We expect SG&A expenses will continue to increase in terms of absolute dollars in the future, and may possibly increase as a percentage of net sales, as we continue to build the infrastructure necessary to support our current and prospective business.

Research and Development Expenses

With the exception of Force Computers operation, the research and development (R&D) activities have been focused primarily on the development of prototype and engineering design capabilities, fine pitch interconnecting technologies (which include ball-grid array, tape-automated bonding, multichip modules, chip-on-flex, chip-on-board and flip chip), high reliability environmental stress test technology and the implementation of environmentally friendly assembly processes, such as VOC-free and no-clean. Force's R&D efforts are concentrated on new product development and improvement of product designs through improvements in functionality and the use of microprocessors in embedded applications. Research and development expenses, as a percentage of net sales, were 0.4% in each of the fiscal 1999 and fiscal 1998 periods. In absolute dollars, R&D expenses increased 68.5% for the third quarter and 67.3% for the first nine months of fiscal 1999 over the corresponding periods in fiscal 1998. The increases were primarily due to increased R&D expenditures at Force. We anticipate that R&D expenses will increase in absolute dollars in the future and may possibly increase as a percentage of net sales as we continues to invest in R&D efforts.

Acquisition Costs

A one-time charge for acquisition costs of approximately $2.9 million related to personnel benefit expenses was incurred as a result of the acquisition of IBM ECAT operations in Austin, Texas on February 1, 1999.

Net Interest Income (Expense)

Net interest expense was $2.0 million for the third quarter and $7.4 million for first nine months of fiscal 1999, compared to net interest income of $1.6 million for the third quarter of fiscal 1998 and $1.9 million for the first nine months of fiscal 1998. In the third quarter of fiscal 1999, the interest expense consisted of $7.7 million for the 4% yield zero-coupon convertible senior notes issued in January 1999,

$2.8 million for the 7 3/8% senior notes, and substantially no interest expense from the 6% convertible subordinated notes for which to a large extent were converted to common stock in early March of 1999. The net interest expense in fiscal 1999 periods reflects the interest expense associated with our long-term debt offset by interest income earned on undeployed cash and investments and the capitalization of interest expense. In the first nine months of fiscal 1999, we capitalized $2.7 million of interest expense related to the costs of computer software developed for internal use and the facility construction projects at the Brazil, China and Mexico sites. We expect to utilize more of the undeployed cash during future periods in order to fund anticipated future growth. See "Trends and Uncertainties" for factors related to management growth and potential fluctuations in operating results."

Income Taxes

Income taxes increased to $96.5 million in the first nine months of fiscal 1999 from $72.0 million in the fiscal 1998 period primarily due to increased income before income taxes. For the first nine months of fiscal 1999, our effective income tax rate was 32.0% compared to 33.5% for the corresponding period in fiscal 1998. While our effective tax rate is substantially affected by the proportion of income before taxes derived from domestic and international operations, the tax rate reduction in fiscal 1999 resulted from increased income before taxes from the foreign operations which have been taxed at a lower rate than in the United States. This is primarily due to the tax holiday granted to our Malaysia sites. The Malaysian tax holiday is effective through January 31, 2002, subject to certain conditions. We have also been granted various tax holidays in China, which are effective for various terms and are subject to certain conditions.

Liquidity and Capital Resources

Working capital was $1.8 billion at May 31, 1999 compared to $1.0 billion at the end of fiscal 1998. During the same period, cash, cash equivalents and short-term investments increased to $707.9 million from $308.8 million. The increase was primarily due to proceeds from the completion of the private placement of the 4% yield zero-coupon convertible senior notes, offset by required investments in working capital and capital expenditures to support sales growth and acquisitions of manufacturing locations. The notes have a maturity date in January 2019, and no interest payment will be made during the term. We used approximately $25 million for the purchase of manufacturing assets of MCEA's CMT division in the first quarter of fiscal 1999 and approximately $83 million for the acquisition of manufacturing assets and rights to certain intellectual property from IBM ECAT in Austin, Texas during the second quarter of fiscal 1999. As we continue to grow, it is expected that we will require greater amounts of working capital to support our operations. We believe that our current level of working capital and available credit facilities will provide adequate working capital for the foreseeable future. However, we may need to raise additional funds to finance more rapid expansion, including establishing new locations or financing additional acquisitions. There can be no assurance that such funds, if needed, will be available on terms acceptable to us.

Inventory levels fluctuate directly with our volume of manufacturing. Changes or significant fluctuations in product market demands can cause fluctuations in inventory levels which may result in changes in levels of inventory turns and liquidity. Historically, we have been able to manage our inventory levels with regard to these fluctuations. However, should material fluctuations occur in product demand, we could experience slower turns and reduced liquidity.

In the first nine months of fiscal 1999, we invested approximately $308 million in capital expenditures. A large portion of these expenditures related to the purchase of new equipment, primarily surface mount assembly and test equipment, to meet current and expected production levels, as well as to replace or upgrade older equipment which was retired or sold. Significant expenditures were also made for the acquisition of land and buildings for our manufacturing sites, principally in Brazil and Mexico. We expect total capital expenditures in fiscal 1999 to be in the range of $350 million to $375 million.

In addition to working capital as of May 31, 1999, which includes cash and cash equivalents of $390.4 million and short-term investments of $317.5 million, we have available a $100 million unsecured multicurrency revolving credit facility and a $220 million asset securitization arrangement. Both of these facilities are subject to financial covenants. We also had approximately $93 million in unused foreign credit facilities available at the end of the quarter. In addition, we filed with the Securities Exchange Commission a $1.0 billion shelf registration statement for common stock, preferred stock, or debt securities over the next two years. Such registration statement was declared effective in June 1999.

"Year 2000" Issues

Solectron is aware of and is addressing the issues associated with the programming code in existing computer systems as the year 2000 approaches. The Year 2000 problem is pervasive and complex, as many computer systems, manufacturing equipment and industrial control systems will be affected in some way by the rollover of the two-digit year value to 00. Systems that do not properly recognize such dates could generate erroneous information or cause a system to fail. The Year 2000 issue creates risk for us from unforeseen problems in our systems and from third parties with whom we deal on business transactions worldwide. Failures of Solectron's and/or third parties' computer systems, manufacturing equipment and industrial control systems would have an adverse material impact on our ability to conduct the business.

We have formed a worldwide task force and have implemented a comprehensive program to analyze the internal systems as well as all external systems (such as vendor, customer, banking systems, etc.) upon which we are dependent, to identify and evaluate any potential Year 2000 issues. This task force meets regularly and tracks progress against the program, modifying it as needed to help ensure timely completion. We are committed to achieving Year 2000 compliance; however, because a significant portion of the problem is external to us and therefore outside of our direct control, we can offer no assurance that we will be fully Year 2000 compliant at the critical juncture. In addition, as full testing of Year 2000 functionality must occur in a simulated environment, we will not be able to test full system Year 2000 interfaces and capabilities prior to the Year 2000.

As of May 31, 1999, we had completed an inventory, assessment, remediation, and testing of internal systems, hardware, software, manufacturing equipment and embedded chips in industrial control instruments. While we believe that our testing and evaluation have been entirely comprehensive, there can be no complete assurance that all systems critical to Year 2000 compliance have been identified, or that the corrective actions identified will be completely successful.

As of May 31, 1999, we had inventoried every key supplier of goods and services to us, and considered the potential impact on us and our customers of Year 2000 compliance by these suppliers. Also, we had evaluated the key suppliers' responses to our mailing surveys and are in the process of auditing these suppliers. We plan to disqualify potentially non-compliant sources, look for alternative sources and re-qualify new suppliers to help mediate potential business disruptions. We are also involved with various geographic Year 2000 consortiums worldwide, with the intent to leverage contacts and information for commonly used suppliers and services such as utility companies. We were instrumental in founding the High Tech Consortium (HTC) which, through collaborative efforts, has the goal of ensuring that member companies will be ready. The HTC will help address the risk associated with the inter-connected supply chain. Detailed supplier audits by the HTC's independent consultants started in late March. In addition, we are nearly completed with the reviewing of EDI linkages and data transmission for our customers and suppliers. While we believe that we will be able to qualify alternative suppliers as needed, until all supplier and customer survey responses have been received and evaluated, we can not fully evaluate the extent of potential problems and the costs associated with corrective actions.

We still estimate the cost to complete the current compliance program to be in the range of $28 million to $42 million. Of this amount, approximately $8 million is associated with the replacement of capital equipment, of which approximately half is being purchased to replace non-compliant systems that would not otherwise have been replaced at this time. The variability in these estimates depends largely on the response from our suppliers and the extent to which supplier re-qualification is needed. Cost estimates will also be re-evaluated as the status of the overall compliance program is updated. There can be no assurance that actual costs will not be materially higher than currently anticipated. A significant portion of these costs is not likely to be incremental to us, but rather will represent the redeployment of existing information technology resources. Certain other information technology projects have been delayed due to the focus on Year 2000 issues. The potential costs of the redeployment of personnel and delays in implementing other projects is not known but could be substantial. The total amount spent on the compliance program this fiscal year through May 31, 1999 was $21 million, of which $13 million pertained to payroll costs for personnel involved in the program and costs of outside consultants, and $8 million principally pertained to the replacement of capital equipment. Prior to fiscal 1999, costs of software and hardware applications incurred for Year 2000 compliance were not material and related payroll costs for the information systems group were not tracked separately.

Although we have developed initial contingency plans, such as the replacement and re-qualification of suppliers, the stockpiling of supplies and purchase of generators, a final contingency plan will not be established until the end of August, 1999 when the audit of suppliers is expected to be completed. We are unable to determine the extent of effect on us, our supplier, or our customers due to the failure of systems caused by the Year 2000 issues, but any significant failures could have an adverse material effect on our results of operations and financial condition.

                            Trends and Uncertainties

A Majority of Our Sales Comes from a Small Number of Customers; If We Lose Any of These Customers, Our Sales Could Decline Significantly.

      The majority of our annual sales come from a small number of our customers. Our 10 largest customers accounted for 68.7% of net sales in fiscal 1998, 65.5% of net sales in fiscal 1997 and 64.0% of net sales in fiscal 1996. In the first nine months of fiscal 1999, the Company's ten largest customers accounted for 73.8% of consolidated net sales. Since we are dependent upon continued revenue from our 10 largest customers, any material delay, cancellation or reduction of orders from these or other major customers could cause our sales to decline significantly. Some of these customers individually account for more than 10% of our annual net sales. Hewlett-Packard Company has historically been one of our largest customers and sales to that corporation were 13.9% of net sales in fiscal 1998, 13.5% of net sales in fiscal 1997 and 10.7% of net sales in fiscal 1996. Sales to Cisco Systems, Inc. and Sun Microsystems, Inc. were 10.7% and 10.5% of total net sales in fiscal 1998. Sales to Nortel Networks Inc., formerly Bay Networks, Inc., were 10.4% of total net sales in fiscal 1997. There is no guarantee that we will be able to retain any of our 10 largest customers or any other accounts. In addition, our customers may materially reduce the levels of services ordered from us at any time. This could cause a significant decline in our net sales and we may not be able to reduce the accompanying expenses at the same time.

Our Long-Term Contracts Do Not Include Minimum Purchase Requirements

      Although we have long-term contracts with a few of our top ten customers, including Ericsson, NCR, and IBM, under which these customers are obligated to obtain services from us, they are not obligated to purchase any minimum amount of services from us. As a result, while we may have some long-term contracts, there is no guarantee that we will receive any revenue from these contracts. In addition, these customers with whom we have long-term contracts may materially reduce the levels of services ordered from us at any time. This could cause a significant decline in our net sales and we may not be able to reduce the accompanying expenses at the same time.

Possible Fluctuation of Operating Results from Quarter to Quarter Could Affect the Market Price of Our Common Stock.

      Our quarterly earnings may fluctuate in the future due to a number of factors including the following:

o Differences in the profitability of the types of manufacturing services we provide (for example, systems assembly services have lower gross margins than printed circuit board assembly services),
o Our ability to maximize the hours of use of our equipment and facilities is dependent on the duration of the production run time for each job and customer,
o The amount of automation that we can use in the manufacturing process for cost reduction, which varies depending upon the complexity of the product being made,
o Our ability to optimize the ordering of inventory as to timing and amount to avoid holding excess inventory in excess of immediate production. (For example, electronic components could be made obsolete by technological advances), and

o  Fluctuations in demand for our services or the products being manufactured.

      Therefore, our operating results in the future could be below the expectations of securities analysts and investors. If this occurs, the market price of our common stock could be materially and adversely affected.

We Are Dependent Upon the Electronics Industry Which Continually Produces Technologically Advanced Products with Short Life Cycles; Our Inability to Continually Manufacture Such Products on a Cost-Effective Basis Would Harm Our Business.

      A majority of our sales is to corporations in the electronics industry, which is subject to rapid technological change and product obsolescence. If our customers are unable to create products that keep pace with the changing technological environment, their products could become obsolete and the demand for our services could significantly decline. If we are unable to offer technologically advanced, quick response manufacturing services to our customers that are cost effective, our customers' demand for our services will also decline. In addition, a substantial portion of our revenue is derived from our ability to offer complete service solutions for our customers. For example, if we fail to maintain high quality design and engineering services, our sales would significantly decline.

We Bear the Risk of Price Increases Associated with Potential Shortages in the Availability of Electronics Components.

      At various times, there have been shortages of components in the electronics industry. One of the services that we perform for many of our customers is purchasing electronics components used in the manufacturing of their products. As a result of this service, we bear the risk of price increases for these components because we are unable to purchase them at the same time when we agree with our customers on the pricing for the electronic components that we will use for manufacturing their products.

Our Sales Will Decline If Our Competitors Provide Comparable Manufacturing Services at a Lower Cost.

      We compete with different contract manufacturers depending on the type of service we provide or the geographic locale of our operations. These competitors may have greater manufacturing, financial, research and development and/or marketing resources than we have. In addition, we may not be able to offer prices as low as some of our competitors because they may have lower cost structures as a result of where they are located geographically or the services they provide. Our inability to provide comparable or better manufacturing services at a lower cost than our competitors could cause our sales to decline.

If We Are Unable to Manage Our Rapid Growth and Assimilate New Operations in a Cost-Effective Manner, Our Profitability Could Decline.

      We have experienced rapid growth over our last five fiscal years, with net sales increasing from $1.5 billion in fiscal 1994 to $5.3 billion in fiscal 1998. Solectron reported net sales of $6.0 billion for the first nine months of fiscal 1999. Our historical growth may not continue. In recent years, we have established operations in different places throughout the world. For example, in fiscal 1998, we opened offices in Taiwan and Israel, commenced manufacturing operations in Mexico and Romania and, in fiscal 1999, announced a joint venture with Ingram Micro, Inc. In fiscal 1998, we acquired foreign facilities in Brazil, Sweden and Ireland.
Furthermore, through acquisitions in fiscal 1998 and 1999, we acquired facilities in Georgia and South Carolina and enhanced our capabilities in North Carolina and Texas. In March 1999, We announced the grand opening of the first phase of our new facility in Brazil.

      As we manage and continue to expand our new operations, we may incur substantial infrastructure and working capital costs. If we do not achieve sufficient growth to offset increased expenses associated with our rapid expansion, our profitability will decline.

We Need to Manage Integration of Our Acquisitions to Maintain Profitability

      In fiscal 1998 and 1999, we completed acquisitions of certain manufacturing assets and facilities from Ericsson, NCR, IBM and Mitsubishi. Currently, we have three pending acquisitions including Trimble, Glenayre and Sequel to be completed during the fourth quarter of fiscal 1999. We also continue to evaluate acquisition opportunities and may pursue additional acquisitions over time. These acquisitions involve risks, including:

o     integration and management of the operations,

o     retention of key personnel,

o     integration of purchasing operations and information systems,

o management of an increasingly larger and more geographically disparate business, and

o     diversion of management's attention from other ongoing business concerns.

      Our profitability will suffer if we are unable to successfully integrate and manage our recent acquisitions, as well as any future acquisitions that we might pursue, or if we do not achieve sufficient revenue to offset the increased expenses associated with these acquisitions.

Our  International  Sales Are a Significant and Growing Portion of Our
Revenues; We  Are   Increasingly   Exposed  to  Unique  Risks  Associated  with
Operating Internationally.

      In fiscal 1998 approximately 34% of our sales came from outside of the United States. For the first nine months of fiscal 1999, our international locations contributed approximately 37% of consolidated net sales. As a result of our foreign sales and facilities, our operations are subject to a variety of risks that are unique to our international operations including the following:

o Adverse movement of foreign currencies against our U.S. dollar reporting currency,
o Import and export duties, and value add taxes that we may have to absorb,

o Import and export regulation changes that could erode our profit margins or restrict exports,
o    Potential restrictions on the transfer of funds,
o    Inflexible  employee contracts in the event of business  downturns,  and
o    The burden and cost of compliance with foreign laws.

      In addition, we have operations in several locations that have inflationary economies or potentially volatile currencies, including Mexico, Brazil, China and Romania. In the future, these factors may have a material adverse impact on the results of our operations. The Southeast Asian, Latin American and Eastern European markets are experiencing currency, economic and political instability. As of May 31, 1999, the Company recorded a $64.9 million cumulative foreign exchange translation loss on its balance sheet which was primarily the result of the recent devaluation of the Brazilian Real. While, to date, these factors have not had a significant adverse impact on the Company's results of operations, there can be no assurance that there will not be such an impact. Furthermore, while the Company may adopt measures to reduce the impact of losses resulting from volatile currencies and other risks of doing business abroad, no assurance may be given that such measures will be adequate.

      The Malaysian government adopted currency exchange controls, including controls on ringgit held outside Malaysia, and established a fixed exchange rate for the ringgit against the U.S. dollar. Solectron does not hold ringgit outside of Malaysia and therefore will not be affected by these controls. The fixed exchange rate, when applied to local expenses denominated in ringgit, will result in higher expenses when translated to U.S. dollars. However, such local expenses represent a small percentage of our total costs and therefore Solectron's results of operations will not be significantly affected in the near future. The long term impact of such controls is not predictable due to dynamic economic conditions that also affect or are affected by other regional or global economies.

      Solectron has been granted a tax holiday for its Malaysia sites which is effective through January 31, 2002, subject to certain conditions. We have also been granted various tax holidays in China. These tax holidays are effective for various terms and are subject to certain conditions. There is no assurance that the current tax holidays will not be terminated or modified or that any future tax holidays that we may seek will be granted. If the current tax holidays are terminated or modified or if additional tax holidays are not granted in the future, our effective income tax rate would likely increase.

We Are Exposed to Fluctuations in the Exchange Rates of Foreign Currency.

      We do not use derivative financial instruments for speculative purposes. Our policy is to hedge our foreign currency denominated transactions in a manner that substantially offsets the effects of changes in foreign currency exchange rates. Presently, we use foreign currency borrowings and foreign currency forward contracts to hedge only those currency exposures associated with certain assets and liabilities denominated in nonfunctional currencies. Gains and losses on these foreign currency hedges are generally offset by corresponding losses and gains on the underlying transaction. At May 31, 1999, all of the foreign currency hedging contracts mature in three months or less and there were no material deferred gains or losses. In addition, our international operations in some instances act as a natural hedge because both operating expenses and a portion of sales are denominated in local currency. In these instances including our recent experience involving the devaluation of the Brazilian Real, although an unfavorable change in the exchange rate of a foreign currency against the U.S. dollar will result in lower sales when translated to U.S. dollars, operating expenses will also be lower in these circumstances. However, because less than 10% of net sales are denominated in currencies other than the U.S. dollar, we do not believe our total exposure to be significant.

      We have a task force which is constantly evaluating the effects of the Euro conversion on the Company. We do not believe that significant modifications of its information technology systems are needed in order to handle Euro transactions and reporting. We are in the process of evaluating its tax positions and all outstanding contracts in currencies of the participating countries to determine the effects, if any, of the Euro conversion. We do not expect the Euro conversion to have a significant impact on our derivatives as we have already modified the hedging policies to take the Euro conversion into account. While we currently believe that the Euro conversion effects do not have a significant adverse material effect on our business and operations, there can be no assurances that such conversion will not have an adverse material effect on our results of operations and financial position due to competitive and other factors that may be affected by the conversion that cannot be predicted by us.

We Are Exposed to Fluctuations in Interest Rates.

      The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we maintain our portfolio of cash-equivalents and short-term investments in a variety of securities, including both government and corporate obligations, certificates of deposit and money market funds. As of May 31, 1999, approximately 64% of our portfolio mature in less than 6 months. Because our investments are diversified and of relatively short maturity, a hypothetical 10% increase in interest rates would not have a material effect on our financial position.

      We have entered into an interest rate swap transaction under which we pay a fixed rate of interest hedging against the variable interest rates charged by the lessor for the facility lease at Milpitas, California. The interest rate swap expires in the year of 2002 which coincides with the maturity date of the lease term. As we intend to hold the interest rate swap until the maturity date, we are not subject to market risk. In fact, such interest rate swap has fixed the interest rate for the facility lease reducing interest rate risk.

      Our debt instruments are subject to fixed interest rates and, in the case of the convertible notes, to fixed conversion ratios into the Company's common stock. In addition, the amount of principal to be repaid at maturity is also fixed. Therefore, we are not subject to market risk from its debt instruments.

We May Not Be Able to Adequately Protect or Enforce Our Intellectual Property Rights and We Could Become Involved in Intellectual Property Disputes.

      Our ability to effectively compete may be affected by our ability to protect our proprietary information. We hold a number of patents and other license rights. These patent and license rights may not provide meaningful protection for our manufacturing process and equipment innovations. In addition, in the future third parties may assert infringement claims against us or our customers. In the event of an infringement claim, we may be required to spend a significant amount of money to develop a non-infringing manufacturing process or to obtain licenses. We may not be successful in developing such a process or obtaining a license on reasonable terms, if at all. In addition, any such litigation could be lengthy and costly and could have a material adverse effect on our financial condition.

Failure to Comply with Environmental Regulations Could Harm Our Business.

      As a company in the contract manufacturing services industry, we are subject to a variety of environmental regulations relating to the use, storage and discharge and disposal of hazardous chemicals used during our manufacturing process. Although we have never sustained any significant loss as a result of noncompliance with such regulations, any failure by us to comply with environmental laws and regulations could result in liabilities or the suspension of production. In addition, these laws and regulations could restrict our ability to expand our facilities or require us to acquire costly equipment or incur other significant costs to comply with regulations.

Our Stock Price May Be Volatile Due to Factors Outside of Our Control.

      Our stock price could fluctuate due to the following factors:

o Announcements of operating results and business conditions by our customers,
o Announcements by our competitors relating to new customers or technological innovations or new services,
o    Economic  developments in the electronics industry as a whole,
o Political and economic development of countries in which we have operations, and
o    General market conditions.

Failure to Maintain Key Personnel and Skilled Associates Could Hurt Our Operations.

      Our continued success depends to a large extent upon the efforts and abilities of key managerial and technical associates. The loss of services of certain key personnel could have an adverse material effect on us. Solectron's business also depends upon its ability to continue to attract and retain senior managers and skilled associates. Failure to do so could adversely affect our operations.

Year 2000 Compliance Issues Could Harm Our Business.

      The Year 2000 issue is the result of computer programs written using two digits rather than four to define the applicable year. Computer programs that have this date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, order materials or otherwise engage in normal business activities.

      A key to our ability to successfully manage our operations is the responsiveness of the supply chain for electronics components. This supply chain is often controlled by computer systems, which could fail. While we control some of these systems, our vendors, our customers and service providers that are outside of our control operate some of these computer systems as well. If the computer systems within their control fail, this could delay our receipt of previously-ordered electronics components thereby causing us to delay, cancel or modify orders from our customers, which could harm our business.

      We have not yet developed a final contingency plan to handle the Year 2000 problem and, when developed, such a contingency plan may still not be successful in preventing a disruption of our operations. Although we have extensively tested our equipment and interfaces with other companies, we cannot be sure that this testing will fully replicate the actual situation when the Year 2000 arrives.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See Management's Discussion and Analysis of Financial Condition and Results of Operations "Trends and Uncertainties -- Fluctuations in interest Rate" and "-- Fluctuations in the Exchange Rates of Foreign Currency."

SOLECTRON CORPORATION AND SUBSIDIARIES



Part II. OTHER INFORMATION

Item 1:  Legal Proceedings

         None

Item 2:  Changes in Securities

         None

Item 3:  Defaults upon Senior Securities

         None

Item 4:  Submission of Matters to a Vote of Security Holders

         None

Item 5:  Other Information

         None

Item 6:  Exhibits and Reports on Form 8-K

   (a)   Exhibits


      10.1 Second Amended and Restated Receivables Purchase Agreement among Solectron Funding Corporation, Solectron Corporation, Solectron Technology, Inc., Solectron California Corporation, Quincy Capital Corporation, and Bank Of America National Trust and Savings Association, dated February 22, 1999

      10.2 Amended and Restated Purchase and Sale Agreement among Solectron Corporation, Solectron California Corporation, Solectron Technology, Inc. and Solectron Funding Corporation, dated February 22, 1999

      27.1  Financial Data Schedule - Nine Months Ended May 28, 1999

   (b)   Reports on Form 8-K

              None

SOLECTRON CORPORATION



SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                    SOLECTRON CORPORATION
                                    (Registrant)





Date: July 12, 1999                 By: /s/ Susan Wang
                                     ----------------------
                                    Susan S. Wang
                                    Senior Vice President, Chief
                                    Financial Officer and Secretary
                                    (Principal Financial and
                                    Accounting Officer)

                                 EXHIBIT INDEX

Exhibit
Number   Document
-------  --------


10.1 Second Amended and Restated Receivables Purchase Agreement among Solectron Funding Corporation, Solectron Corporation, Solectron Technology, Inc., Solectron California Corporation, Quincy Capital Corporation, and Bank Of America National Trust and Savings Association, dated February 22, 1999


10.2 Amended  and  Restated   Purchase  and  Sale  Agreement   among   Solectron
     Corporation, Solectron California Corporation, Solectron Technology, Inc. and Solectron Funding Corporation, dated February 22, 1999

27.1 Financial Data Schedule -  Nine Months Ended May 28, 1999