Form 10-K
period 1999-08-27
SOLECTRON CORP
filed 1999-11-22
CIK 835541

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.
                         ----------------------

                               FORM 10-K
             ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934
             ----------------------------------------------
Mark One
[x] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 For the Fiscal Year Ended August 27, 1999, or

[   ]  Transition  report  pursuant  to  section  13 or 15(d) of the  Securities
       Exchange Act of 1934
       For the Transition Period From ____________ to _______________

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

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days.
  YES  __X__                    NO _____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the Registrant's Common Stock held by non-affiliates on November 1, 1999 was approximately $16,268 million (based upon the last reported price of the Common Stock on the New York Stock Exchange on such date). Shares of Common Stock held by each officer, director, and holder of 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of November 1, 1999, there were 271,914,272 shares of the Registrant's common stock outstanding.

                  DOCUMENTS INCORPORATED BY REFERENCE

The Registrant's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on January 11, 2000, which Solectron will file with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this report, is incorporated by reference in Part III of this Form 10-K to the extent stated herein.

                         SOLECTRON CORPORATION
                     1999 FORM 10-K ANNUAL REPORT
                           TABLE OF CONTENTS
                                                          Page
                                Part I

Item 1.   Business                                          4

Item 2.   Properties                                       14

Item 3.   Legal Proceedings                                15

Item 4.   Submission of Matters to a Vote of
          Security Holders                                 15

                                Part II

Item 5.   Market for the Registrant's Common Equity
          and Related Stockholder Matters                  18

Item 6.   Selected Financial Data                          19

Item 7.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations    20

Item 7A.  Quantitative and Qualitative Disclosures
          About Market Risk                                37

Item 8.   Financial Statements and Supplementary Data      37

Item 9.   Changes in and Disagreements with Accountants
          on Accounting and Financial Disclosure           62

                                Part III

Item 10.  Directors and Executive Officers of the
          Registrant                                       62

Item 11.  Executive Compensation                           62

Item 12.  Security Ownership of Certain Beneficial
          Owners and Management                            62

Item 13.  Certain Relationships and Related Transactions   62

                                Part IV

Item 14.  Exhibits, Financial Statement Schedule and
          Reports on Form 8-K                              63

          Signatures                                       64

Solectron  and  the  Solectron  logo  are  registered  trademarks  of  Solectron
Corporation. All other names are trademarks and/or registered trademarks of their respective owners.

                                 PART I

ITEM 1: BUSINESS

Solectron provides electronics manufacturing services to original equipment manufacturers (OEMs) who design and sell networking equipment, workstations, personal and notebook computers, computer peripherals, telecommunications equipment or other electronic equipment. These OEMs include Cisco Systems, Hewlett-Packard Company, Inc., International Business Machines Corporation
(IBM), and Sun Microsystems, Inc. These companies contract with Solectron to build their products for them or to obtain other related services from Solectron.

Solectron furnishes integrated supply-chain solutions that span the entire product life cycle - from technology, to manufacturing, to global services. These solutions include the following range of services:

-  Product design;
-  New Product Introduction  management;
-  Materials purchasing and management;
-  Prototyping;
- Printed circuit board assembly (the process of placing components on an electrical printed circuit board that controls the processing functions of a personal computer or other electronic equipment);
- System assembly (for example, building complete systems such as mobile telephones and testing them to ensure functionality);
-  Distribution;
-  Product repair; and
-  Warranty services.

Solectron's performance of these services allows its customers to remain competitive by focusing on their core competencies of sales, marketing, and research and development. We have manufacturing facilities in the Americas, Europe and Asia. This geographic presence gives our customers access to manufacturing services in the locations where they need to be close to their expanding markets for faster product delivery.

We were originally incorporated in California in August 1977. In February 1997, we were reincorporated in Delaware. Our principal executive offices are located at 777 Gibraltar Drive, Milpitas, California 95035. Our telephone number is
(408) 957-8500 and Internet address is www.solectron.com.

The information contained within this overview of the business is qualified in its entirety by, and is subject to, the detailed information, consolidated financial statements and notes thereto contained elsewhere within this document under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Financial Statements and Supplementary Data."

Industry Overview

Solectron is well recognized for its printed circuit board (PCB) assembly business. While we continue to lead in this industry, we have grown into a global supply-chain facilitator expanding our capabilities across the entire product cycle to include: product design, pre-production planning, New Product Introduction (NPI) management, manufacturing, distribution, and end-of-life product service and support. We are benefiting from increased worldwide market acceptance of, and reliance upon, the use of outsourcing manufacturing services by many electronics OEMs. We expect the trend towards outsourcing manufacturing to continue for many reasons including the following:

Reduce Time to Market. Due to intense competitive pressures in the electronics industry, OEMs are facing increasingly shorter product life-cycles and therefore have a growing need to reduce the time required to bring a product to market. OEMs can reduce the time to market by using Solectron's manufacturing expertise and infrastructure. OEMs can further reduce the time to market by partnering with Solectron at the stages of product design and product improvement to expedite the transition into large volume of production in its manufacturing centers.

Reduce Investment. As electronic products have become more technologically advanced and are shipped in greater unit volumes, the necessary investment required for internal product design, manufacturing, and end-of-line support services by OEMs has increased significantly for working capital, capital equipment, labor, systems and infrastructure. Solectron, a global supply-chain facilitator, enables OEMs to gain access to its worldwide advanced technology facilities including NPI centers, manufacturing and depot repair facilities. As a result, OEMs can substantially reduce their overall resource requirements.

Focus Resources. The electronics industry is experiencing greater levels of competition and more rapid technological change. Many OEMs increasingly are seeking to focus their resources on activities and technologies which add the greatest value. By offering comprehensive electronics assembly and related manufacturing services, Solectron allows OEMs to focus on their own core competencies such as next-generation product development, sales and marketing.

Access Leading Manufacturing Technology. Electronic products and electronics manufacturing technology have become increasingly sophisticated and complex, making it difficult for OEMs to maintain the necessary technological expertise to manufacture products internally. OEMs are motivated to work with Solectron to gain access to its expertise in interconnect, test and process technologies.

Improve Inventory Management and Purchasing Power. Electronics industry OEMs are faced with increasing difficulties in planning, procuring and managing their inventories efficiently due to frequent design changes, short product life-cycles, large investments in electronic components, component price fluctuations and the need to achieve economies of scale in materials procurement. OEMs can reduce production costs by using Solectron's volume procurement capabilities. In addition, Solectron's expertise in inventory management can provide better control over inventory levels and increase the OEM's return on assets.

Access Worldwide Manufacturing Capabilities. OEMs are increasing their international activities in an effort to lower costs and access foreign markets. Solectron with worldwide capabilities is able to offer such OEMs a variety of manufacturing location options to better address their objectives including cost containment, compliance with local content regulations, and the elimination of expensive freight costs, tariffs and time-consuming customs clearances.

Strategy

Solectron's goal is to offer its customers significant competitive advantages of electronics outsourcing, such as access to design and product improvement, advanced manufacturing technologies, reduced overall cost, shortened product time-to-market, effective asset utilization, and refined end-of-life product support services. To achieve this goal, Solectron emphasizes the following key elements:

Quality. Solectron believes that product quality is a critical success factor in the electronics manufacturing market. We strive for continuous improvement of our processes and have adopted a number of quality improvement and measurement techniques to monitor our performance. We have received numerous superior service and quality awards, including:

-  Malcolm Baldrige National Quality Award in 1991 and again in 1997;
- Ranked No. 3 World's Best Performing Information Technology 100 Listing by Business Week in 1999;
- One of the World's 100 Best Managed Companies named by Industry Week in 1999;
-  North  Carolina  National  Team  Excellence  Award in 1999;
-  North Carolina Charlotte-Mecklenburg  Utility  Award  in  1999;
-  Arc  of  Washington  State's Employer of the Year Award in 1999;
-  Mexico  Jalisco  State  Quality  Award in 1999;
-  Best Manufacturing Plant in North America Award from Industry Week in
   1998;
-  Washington  State Quality Award of Merit in 1998; and
-  Other numerous awards from our customers.

All of our manufacturing facilities are certified under ISO-9000 standards which are international quality standards for design, manufacturing and distribution management systems.

Partnerships. An important element of Solectron's strategy is to establish partnerships with major and emerging OEM leaders in diverse segments across the electronics industry. Our customer base consists of leaders in industry segments such as networking, telecommunications, workstations, personal computers, computer peripherals, instrumentation, semiconductor equipment and avionics. Due to the costs inherent in supporting customer relationships, we focus our efforts on customers with high potential for long-term business partnerships. Our goal is to deliver a total product life cycle solution to our customers. We offer OEMs NPI management which includes design and layout, concurrent engineering, test development and prototype engineering. We continue the cycle to provide solutions in manufacturing and distribution including just-in-time delivery on low- to medium-volume turnkey, price-sensitive and high-volume production, and projects that require more value-added services. Additionally, we serve OEMs that need end-of-life services such as product repair and warranty services.

Turnkey Capabilities. Another element of Solectron's strategy is to provide a complete range of manufacturing management and value-added services, including materials management, board design, concurrent engineering, assembly of complex printed circuit boards and other electronic assemblies, test engineering, software manufacturing, accessory packaging and post-manufacturing services. We believe that as manufacturing technologies become more complex and as product life-cycles shorten, OEMs will increasingly contract for manufacturing on a turnkey basis as they seek to reduce their products' time-to-market, capital asset and inventory costs. A substantial portion of our revenue is from our turnkey business. We believe that our ability to manage and support large turnkey projects is a critical success factor. In addition, we believe that due to the difficulty and long lead-time required to change manufacturers, turnkey projects generally increase an OEM's dependence resulting in greater stability of our customer base and in closer working relationships. We also have been successful in establishing sole source positions for certain products with many of our customers.

Advanced Manufacturing Process Technology. Solectron intends to continue to offer its customers the most advanced manufacturing process technologies, including surface mount technology (SMT) and ball-grid array (BGA) assembly as well as testing and emerging interconnect technologies. We have developed substantial SMT expertise including advanced, vision-based component placement equipment. We believe that the cost of SMT assembly facilities and the required technical capability to operate a high-yield SMT operation are significant competitive factors in the market for electronic assembly. We also have the capability to manufacture using tape-automated-bonding, chip-on-substrate and other more advanced manufacturing processes.

Diverse Geographic Operations. An important element of Solectron's strategy is to establish production facilities in areas of high customer density or where manufacturing efficiencies can be achieved. We currently have operations throughout the Americas, Europe and Asia. We believe that our facilities in these diverse geographic locations enable us to better address our customers' requirements such as cost containment, compliance with local content regulations, and the elimination of expensive freight costs, tariffs and time-consuming customs clearances. We intend to expand our operations continually as necessary to serve our existing customers and to develop new business.

International Manufacturing Capability

As Solectron manages the existing operations and expands geographically, it may experience certain inefficiencies from the management of geographically dispersed operations. Additionally, Solectron's results of operations will be adversely affected if these new facilities do not achieve revenue growth sufficient to offset increased expenditures associated with geographic expansion.

In fiscal 1999, approximately 36% of Solectron's sales were from operations outside of the United States. As a result of continuous customer demand overseas, we expect foreign sales to increase. Our foreign sales and operations are subject to risks of doing business abroad, including fluctuations in the value of currency, export duties, import controls and trade barriers (including quotas), restrictions on the transfer of funds, associate turnover, work stoppages, longer payment cycles, greater difficulty in accounts receivable collection, burdens of complying with a wide variety of foreign laws and, in certain parts of the world, political instability. While, to date, these factors have not materially affected Solectron's results of operations, we cannot assure that there will not be such an impact in the future.

Americas

Western United States. Solectron's headquarters and largest manufacturing operations are located in Silicon Valley, principally in Milpitas, California, in the midst of one of the largest concentrations of OEM electronics manufacturers. This facility offers a full range of services that span the product life cycle including design consultation, prototyping, NPI management, PCB assembly, build-to-order, configure-to-order, complex systems assembly, and end-of-life support services. With our recent asset acquisition in Sunnyvale, California from Trimble Navigation Limited, we have extended our manufacturing capacities to Global Positioning System (GPS) and related radio frequency (RF) technology products. Additionally, we have a smaller site strategically located in Everett, Washington to help serve our customers in the Pacific Northwest and elsewhere.

Southwestern United States. Solectron believes that its facility in Austin, Texas, is situated in a geographic region with strong growth of electronics OEMs that will allow Solectron to better service its existing customers and to attract new ones. This facility was expanding and was further expanded by an asset acquisition of IBM's Electronic Card Assembly and Test in February 1999. The site offers a wide range of services across the entire product life cycle including PCB design, NPI management, complex PCB and systems assembly, distribution, and support services.

Eastern United States. Solectron's Eastern United States facility is located in Westborough, Massachusetts, near Boston, in the center of a geographic region with a large concentration of electronics OEMs. We have recently expanded this facility's manufacturing capacity. This facility provides a full range of integrated solutions across the entire product life cycle from pre-production planning and design to manufacturing, to end-of-life product service and support. This site also includes a NPI center that specializes in quick-
turn prototype services. These two groups work together to shorten customers' product development and manufacturing cycles, ultimately reducing their products' time-to-market.

Southeastern United States. Solectron's Southeastern United States operations are located in Charlotte, North Carolina; Columbia, South Carolina; and Suwanee, Georgia. Its operation in Charlotte, North Carolina, which was expanded by the acquisition of IBM's Electronic Card Assembly and Test manufacturing assets, specializes in low- to medium-volume, highly complex PCB assembly, systems assembly and end-of-life support services. This site also has a NPI center. In addition, the Charlotte site provides printed circuit boards to the Columbia, South Carolina site, which specializes in customized systems design services and complex computer systems assembly. The manufacturing facility in Columbia was recently expanded to meet growing customer demand.

Solectron previously had facilities in Duluth, Georgia, acquired from NCR Corporation and in Braselton, Georgia, acquired from Mitsubishi Consumer Electronics America, Inc. In September 1999, these two operations were merged into a new facility in Suwanee, Georgia, to serve as our East Coast center for medium- to low-complexity, medium- to high-volume systems assembly and NPI services for PC, server, workstation, telecommunication and networking equipment customers. This facility is part of our build-to-order systems division. We believe that these facilities allow us to better pursue new business opportunities with new and existing customers, in particular, because of Charlotte's status as a transportation hub and its relative proximity to major Southeastern United States electronics markets.

Solectron's subsidiary, Force Computers, Inc. (Force), is a leading designer and supplier of open, scalable system- and board-level embedded computer platforms for the communications, industrial and command and control markets. Unlike general purpose computers, embedded computers are incorporated into systems and equipment to perform a single or limited number of critical control functions and are generally integrated into larger automated systems. A processor independent company, Force delivers products based on SPARC, Pentium, PowerPC and 68K technologies and has expertise in system design, board design, system integration and manufacturing. Force also provides support services, such as system configurations, application consulting and training to its customers. Force further enhances our array of services, particularly in pre-manufacturing areas.

To expand Solectron's technology and design service capabilities and infrastructure, Solectron signed a definitive merger agreement with SMART Modular Technologies, Inc.(SMART) in September 1999. SMART is a designer and manufacturer of memory modules and memory cards, embedded computers and I/O products. The proposed merger is expected to be completed prior to the end of calendar year 1999, subject to various conditions of closing.

Another subsidiary of Solectron, Fine Pitch Technology, Inc., provides extensive prototype services for electronics OEMs, further enhancing Solectron's ability to address the needs of design teams who require almost immediate availability of highly complex prototype assemblies.

Solectron's newly acquired subsidiary, Sequel Inc., specializes in notebook computer and liquid crystal display (LCD) repair services and support. This subsidiary has a hub facility in Memphis, Tennessee, which offers integrated call management, remote failure diagnostics, air express dispatch, systems repair, component level repair, configuration and upgrades, returns processing and administration, refurbishment and redistribution services.

Mexico. Solectron's site in Guadalajara, Mexico began providing a full range of PCB assembly and systems build manufacturing services in the first quarter of fiscal 1998. This site offers our customers a low-cost and high-volume manufacturing center for PCB assembly, build-to-order and configure-to-order systems assembly for the Americas.

Brazil. Solectron's operation in Sao Paulo, Brazil, was acquired from Ericsson Telecom AB's Business Area Infocom Systems (Ericsson) in October 1997. This site provides a full range of capabilities across the product life cycle including NPI management, systems build capabilities, engineering, PCB and flex assembly, custom packaging and distribution services, and factory repair support services primarily to multinational customers seeking access to the Latin American market. The manufacturing facility in Brazil was recently expanded as a result of demand growth for electronics manufacturing services in Brazil.

Europe

Solectron has manufacturing operations in Bordeaux, France; Herrenberg, Germany; Dublin, Ireland; Timisoara, Romania; and Dunfermline, Scotland. Each of these sites provides a full range of manufacturing capabilities to a multinational customer base. In addition, each site is developing an area of specific expertise to offer to all customers. The Germany site offers design support, prototype services and low-volume, high-mix manufacturing services. In addition, Force's European headquarters are located in Munich, Germany. The Romania site has recently been expanded to serve as Solectron's full-service, high-volume, low-cost manufacturing hub for its rapidly growing European customer base. The Scotland site specializes in building PCB assemblies, subassemblies and systems for multinational customers in the European market. In September 1999, we further expanded our presence in Scotland through an asset acquisition of IBM's Netfinity servers operations in Greenock, Scotland. To support the IBM design team, we are establishing a new full-service NPI center in Port Glasgow, Scotland. In addition, we have NPI centers in France and Sweden which offer a full range of electronics product development services, including design and layout, concurrent engineering, test development and prototype engineering.

In November 1999, we announced the signing of memoranda of understanding for Solectron to acquire the complex systems manufacturing assets of Ericsson's telecommunications infrastructure equipment operations in Longuenesse, France, and Ostersund, Sweden. As part of the agreement, we will provide a complete range of integrated supply-chain solutions to Ericsson. This includes supply-base management, early prototyping, NPI management, complex PCB assembly, configure-to-order and build-to-order complex systems assembly and Global Services. The transaction is expected to be completed by the first quarter of calendar year 2000. Completion of the transaction is subject to the applicable government approvals and various conditions of closing.

Asia

Solectron's Southeast Asia manufacturing operations are located in Penang and Johor, Malaysia. The operations were established to better serve the needs of OEMs requiring price-sensitive, high-volume production capabilities and to provide more efficient manufacturing services to customers located in Southeast Asia. The facilities currently provide electronics assembly, materials management and other services to customers located in Malaysia, Singapore, Japan, the United States and other locations. Our facility in Suzhou, China began operations in fiscal 1997. This facility currently provides a full range of low-cost high volume manufacturing services. In April 1999, Solectron established a New Product Introduction center just outside of Tokyo, Japan, providing a complete range of electronics pre-manufacturing services which include design and layout, testing capabilities, prototype development, and concurrent and component engineering.

New Product Introduction Centers

Solectron, a global supply-chain facilitator, has NPI centers geographically, in countries including the U.S., France, Sweden, Germany, Malaysia, and Japan. These NPI centers offer a full range of electronics product development services, including design and layout, concurrent engineering, test development and prototype engineering. We believe our NPI services will shorten customers' product development cycles by offering full design and development services to compliment our customers' in-house capabilities. We partner with our customers as early as possible in the new product development process to optimize their products' design for volume manufacturing. To enhance our product development capacities, we are establishing a new, full-service NPI center in Port Glasgow, Scotland.

Global Services

Our services don't stop at the end of the assembly line. We offer a full range of integrated solutions from the time the product is designed until it is removed from the market. These services include product repair, upgrades, remanufacturing and maintenance through factory and fast-hub service centers located around the world; help-desk support through customer call centers for end-users; logistics and parts management; returns processing; warehousing; engineering change management; and end-of-life manufacturing. These services will give our customers improved speed from the service pipeline by Solectron taking direct receipt responsibility for returns from the end user and making sure that various buffer stock and inventory mechanisms are established. These services also minimize shipping costs and time by handling repairs at our various international locations. In addition, our data collection system can provide invaluable information to analyze product design reliability. As a result, the OEMs can focus their efforts on developing next-generation products.

Our recently acquired subsidiary, Sequel Inc., specializes in notebook computer and liquid crystal display (LCD) repair services and support. This subsidiary is headquartered in San Jose, California, and has a hub facility in Memphis, Tennessee, which offers integrated call management, remote failure diagnostics, air express dispatch, systems repair, component level repair, configuration and upgrades, returns processing and administration, refurbishment and redistribution services. In November 1999, we acquired the repair operations of IBM's NULOGIX Technical Services, Inc. in Vaughan, Canada. NULOGIX provides a complete range of technology repair, remanufacturing and refurbishment services for a large extent of electronics products. As a result of this transaction, we will now be able to provide the Canadian market a full range of value-added support service solutions. These services include: product repair, upgrades, remanufacturing and maintenance through factory and fast-hub service centers located around the world; help-desk support through customer call-in centers for end-users; logistics and parts management; returns processing; warehousing; engineering change management and end-of-life manufacturing.

Alliances

In October 1998, Solectron signed a definitive agreement with Ingram Micro Inc. under which the two companies entered into a strategic alliance to provide global build-to-order and configure-to-order assembly services for personal computers, servers and related products in the United States, Canada, Europe, Asia and Latin America. The alliance is managed by both companies under a joint management matrix that includes a sales and marketing staff, program management, materials management, information technology resources and test and process engineers and, in most cases, uses existing facilities, systems and personnel. Shipments to customers under the arrangement started in April 1999.

In October 1999, Solectron signed a definitive agreement with Acer, Inc. (Acer), a core unit of the Acer Group, the world's third largest PC manufacturer, to form a strategic alliance to provide global design, manufacturing and service solutions for OEM-branded personal computers, servers and workstations. As a result of this alliance, it is expected that customers will be able to access the extensive technology, motherboard and system level design services, and global supply-base, manufacturing, distribution, logistics and Global Services operations of both companies to further streamline their global supply chain. Solectron and Acer plan to leverage their combined resources, including facilities, systems and personnel to provide the industry's first fully integrated, global and optimized, end-to-end design, manufacturing and services solution. Both companies will manage this alliance under a joint management matrix.

Manufacturing

To achieve excellence in manufacturing, Solectron combines advanced manufacturing technology, such as computer-aided manufacturing and testing, with manufacturing techniques including just-in-time manufacturing, total quality management, statistical process control and continuous flow manufacturing. Just-in-time manufacturing is a production technique which minimizes work-in-process inventory and manufacturing cycle time while enabling Solectron to deliver products to customers in the quantities and time frame required. Total quality management is a management philosophy which seeks to impart high levels of quality in every operation of Solectron and is accomplished by the setting of quality objectives for every operation, tracking performance against those objectives, identifying work flow and policy changes required to achieve higher quality levels and a commitment by executive management to support changes required to deliver higher quality. Statistical process control is a set of analytical and problem-solving techniques based on statistics and process capability measurements through which we can track process inputs and resulting quality and determine whether a process is operating within specified limits. The goal is to reduce variability in the process, as well as eliminate deviations that contribute to quality below the acceptable range of each process performance standard.

In order to successfully implement these management techniques, Solectron has developed the ability to collect and utilize large amounts of data in a timely manner. We believe this ability is critical to a successful assembly operation and represents a significant competitive factor, especially in large turnkey projects. To manage this data, we use sophisticated computer systems for material resource planning, shop floor control, work-in-process tracking, statistical process control and activity-based product costing.

Electronics Assembly and Other Services

Solectron's electronics assembly activities consist primarily of the placement and attachment of electronic and mechanical components on printed circuit boards and flexible cables. We also assemble higher-level sub-systems and systems incorporating printed circuit boards and complex electromechanical components, in some cases manufacturing and packaging products for shipment directly to our customers' distributors. In addition, we provide other manufacturing services including refurbishment and remanufacturing. We manufacture on a turnkey basis, directly procuring some or all of the components necessary for production and on a consignment basis, where the OEM customer supplies all or some components for assembly.

In conjunction with our assembly activities, we also provide computer-aided testing of printed circuit boards, sub-systems and systems, which contributes significantly to our ability to deliver high quality products on a consistent basis. We have developed specific strategies and routines to test board and system level assemblies. In-circuit tests verify that all components have been properly inserted and that the electrical circuits are complete. Functional tests determine if the board or system assembly is performing to customer specifications. We either design and procure test fixtures and develop our own test software or utilizes our customers' existing test fixtures and test software. In addition, we provide environmental stress tests of the board or system assembly.

We provide turnkey manufacturing management to meet our customers' requirements, including procurement and materials management and consultation on board design and manufacturability. Individual customers may select various services from among our full range of turnkey capabilities.

Procurement and materials management consists of the planning, purchasing, expediting, warehousing, preparing and financing of the components and materials required to assemble a printed circuit board or electronic system. OEMs have increasingly used electronic manufacturing specialists like Solectron to purchase all or some components directly from component manufacturers or distributors and to finance and warehouse the components.

Solectron also assists its customers in evaluating board designs for manufacturability. We evaluate the board design for ease and quality of manufacture and, when appropriate, recommend design changes to reduce manufacturing costs or lead times or to increase the quality of finished assemblies. Board design services consist of the engineering and design associated with the arrangement and interconnection of specified components on printed circuit boards to achieve an OEM's desired level of functionality. We also offer Application Specific Integrated Circuit (ASIC) design services and our subsidiary, Force Computers, offers product design services for the embedded computer market.

Sales and Marketing

Sales and marketing at Solectron is an integrated process involving direct salespersons and project managers, as well as its senior executives. Solectron's sales resources are directed at multiple management and staff levels within targeted accounts. We also use independent sales representatives in certain geographic areas. We receive unsolicited inquiries resulting from advertising and public relations activities, as well as referrals from current customers. These opportunities are evaluated against our customer selection criteria and are assigned to direct salespersons or independent sales representatives, as appropriate. Historically, we have had substantial recurring sales from existing customers.

Over 98% of Solectron's net sales during fiscal 1999 were derived from customers which were also customers during fiscal 1998. Although we seek to diversify our customer base, a small number of customers currently are responsible for a significant portion of our net sales.

Solectron's top ten customers accounted for 74% of net sales in fiscal 1999, 69% of net sales in fiscal 1998, and 66% of net sales in fiscal 1997. Several customers each accounted for more than 10% of net sales during these years. Cisco Systems, Inc. accounted for 12% of net sales in fiscal 1999 and 11% of net sales in fiscal 1998. Hewlett-Packard Company represented 11% of net sales in fiscal 1999, and 14% of net sales in both fiscal 1998 and 1997. Sun
Microsystems, Inc. accounted for 11% of net sales in fiscal 1998. Nortel Networks, Inc., formerly Bay Networks, Inc., accounted for 10% of net sales in fiscal 1997. No other individual customer accounted for more than 10% of Solectron's net sales in any of these years.

Backlog

Backlog consists of contracts or purchase orders with delivery dates scheduled within the next twelve months. At August 31, 1999, Solectron's backlog was approximately $1.7 billion. The backlog was approximately $1.3 billion at August 31, 1998. Because customers may cancel or reschedule deliveries, backlog is not a meaningful indicator of future financial results.

Competition

The electronic manufacturing services industry is comprised of a large number of companies, several of which have achieved substantial market share. Solectron also faces competition from current and prospective customers that evaluate
Solectron's capabilities against the merits of manufacturing products internally. We compete with different companies depending on the type of service or geographic area. Certain of our competitors may have greater manufacturing, financial, research and development and marketing resources than Solectron. We believe that the primary basis of competition in our targeted markets is manufacturing technology, quality, responsiveness, the provision of value-added services and price. To remain competitive, we must continue to provide technologically advanced manufacturing services, maintain quality levels, offer flexible delivery schedules, deliver finished products on a reliable basis and compete favorably on the basis of price. We currently may be at a competitive disadvantage as to price when compared to manufacturers with lower cost structures, particularly with respect to manufacturers with established facilities where labor costs are lower.

Associates

As of August 31, 1999, Solectron employed 37,936 associates worldwide, including 10,465 temporary associates. Solectron's international operations employed 20,408 associates.

Patents and Trademarks

Solectron has a number of U.S. patents related to the process and equipment used in its surface mount technology. Our subsidiary, Force Computers, holds a number of patents related to Versa Module Eurocard (VME) technology. In addition, as part of our recent acquisitions of the IBM-ECAT manufacturing assets, we have access to a number of IBM patents and license rights. We also have registered trademarks in the United States and many countries throughout the world. These patents and trademarks are considered valuable to Solectron.

Although Solectron does not believe that its trademarks, manufacturing process, Force's technology or the IBM patents and license rights to which it has access infringe on the intellectual property rights of third parties, we cannot assure that third parties will not assert infringement claims against Solectron in the future. If such an assertion were to be made, it may become necessary or useful for us to enter into licensing arrangements or to resolve such an issue through litigation. However, we cannot assure that such license rights would be available to Solectron on commercially acceptable terms or that any such litigation could be resolved favorably. Additionally, such litigation could be lengthy and costly and could materially harm our financial condition regardless of the outcome of such litigation.

On June 23, 1999, Solectron was served, along with 87 other companies including SMART Modular Technologies, Inc., as a defendant in a lawsuit brought by the Lemelson Medical, Education & Research Foundation. The lawsuit alleges that Solectron has infringed certain of the plaintiff's patents relating to machine vision and bar-code technology. Solectron believes it has meritorious defenses to these allegations and does not expect that this litigation will result in a material impact on its financial position or results of operations.

ITEM 2:   PROPERTIES

Solectron's manufacturing facilities are located throughout the Americas, Europe and Asia. The table below lists the locations and square feet owned or leased for its major operations.

                                   Square Feet           Lease
                             ----------------------   Termination
     Location                  Owned       Leased        Dates
--------------------         ----------  ----------   -----------
Americas:
  Milpitas, California (1)         -      1,522,000   1999 - 2006
  San Jose, California             -        196,000   2001
  Suwanee, Georgia                 -        496,000   2003
  Westborough, Massachusetts       -        168,000   2002 - 2004
  Charlotte, North Carolina     620,000     243,000   2000 - 2002
  Columbia, South Carolina         -        208,000   2000
  Austin, Texas                    -      1,142,000   2002 - 2003
  Everett, Washington              -        179,000   2003
  Memphis, Tennessee               -        100,000   2000
  Vaughan, Canada                  -         77,000   2006
  Guadalajara, Mexico (2)       716,000        -        -
  Sao Paulo, Brazil             327,000        -        -

Europe:
  Bordeaux, France              116,000     211,000   2008
  Herrenberg, Germany            71,000      40,000   2000
  Munich, Germany                  -        168,000   2002
  Dublin, Ireland                42,000      70,000   2004
  Timisoara, Romania (3)        200,000      40,000   2000
  Dunfermline, Scotland         221,000       8,000   2000
  Norrkoping, Sweden               -         43,000   2004

Asia:
  Suzhou, China                 333,000        -        -
  Johor, Malaysia                  -        200,000   2000 - 2001
  Penang, Malaysia              372,000      60,000   2000 - 2001



(1) Includes facilities located nearby in Fremont and Newark, California.

(2) Includes approximately 37,000 square feet leased to a third party on a short-term lease.

(3) Facility owned by Solectron is currently under construction at this location.

Around the world, Solectron is subject to a variety of environmental regulations relating to the use, storage, discharge and disposal of hazardous chemicals used during its manufacturing process. Any failure by Solectron to comply with present and future regulations could subject it to future liabilities or the suspension of production. In addition, such regulations could restrict Solectron's ability to expand its facilities or could require Solectron to acquire costly equipment or to incur other significant expenses to comply with environmental regulations.

ITEM 3:   LEGAL PROCEEDINGS

On June 23, 1999, Solectron was served, along with 87 other companies including SMART Modular Technologies, Inc., as a defendant in a lawsuit brought by the Lemelson Medical, Education & Research Foundation. The lawsuit alleges that Solectron has infringed certain of the plaintiff's patents relating to machine vision and bar-code technology. Solectron believes it has meritorious defenses to these allegations and does not expect that this litigation will result in a material impact on its financial position or results of operations.


ITEM 4:   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.


                         Executive Officers of Solectron

Solectron's executive officers and their ages as of August 31, 1999 are as follows:

             Name               Age            Position
----------------------------  ------   -------------------------------
Koichi Nishimura, Ph.D.         61     President, Chief Executive
                                       Officer and Chairman of the Board

G. Fred Forsyth                 55     Corporate Vice President and
                                       President of Solectron Americas

David Kynaston                  58     Corporate Vice President and
                                       President of Solectron Europe

Daniel Perez                    48     Corporate Vice President and
                                       Chief Administrative Officer

Ken K. N. Tsai                  57     Senior Vice President and
                                       President of Solectron Asia

Susan S. Wang                   48     Senior Vice President, Chief
                                       Financial Officer and Secretary

Walter W. Wilson                55     Senior Vice President, Business
                                       Integration and Information Technology

Saeed Zohouri, Ph.D.            48     Senior Vice President and
                                       Chief Operating Officer

Dr. Koichi Nishimura has served as Chairman of the Board since 1996, Chief Executive Officer since 1992 and President since 1990. He was Co-Chief Executive Officer from 1991 to 1992 and Chief Operating Officer from 1988 to 1991. He was also a director of the Board since 1991 before serving as Chairman of the Board. From 1964 to 1988, Dr. Nishimura was with International Business Machines Corporation (IBM) in various technology and management positions. Dr. Nishimura serves as a director on the boards of Merix Corporation, the Center for Quality Management and the Santa Fe Institute. He also serves on the Baan Company supervisory board, the advisory board of Santa Clara University's Leavey School of Business, and the board of the Santa Clara Valley Manufacturing Group. Dr. Nishimura serves as a member of the Board of Directors in the capacity of Vice President for the Foundation for the Malcolm Baldrige National Quality Award, Inc.

Mr. G. Fred  Forsyth has served as Corporate  Vice  President  and  President of
Solectron  Americas  since  July  1999.  He joined  Solectron  in March  1999 as
Corporate Vice President and President of Systems Engineering and Services Division. Prior to joining Solectron, Mr. Forsyth was President of the Professional Products Division at Iomega Corporation from August 1997 to March 1999. He was Senior Vice President and General Manager of Power Macintosh Group from June 1996 to April 1997 and Senior Vice President Worldwide Operations from June 1993 to June 1996. Mr. Forsyth also held a variety of management positions at Digital Equipment Corporation and General Electric Company. Mr. Forsyth is a director of Genus Corporation, a semiconductor equipment manufacturer.

Mr. David Kynaston has served as Corporate Vice President and President of Solectron Europe since he joined Solectron in 1996. Mr. Kynaston worked for Philips Electronics for the previous 15 years in various capacities, including Managing Director of Philips Mullard Ltd. subsidiary, Managing Director of the Business Communications Systems Division and most recently, Managing Director of the Private Mobile Radio Division. Prior to joining Philips Electronics, Mr. Kynaston held senior technical management positions at EMI Medical Ltd. and Cambridge Scientific Instruments Ltd.

Mr. Daniel Perez has served as Corporate Vice President and Chief Administrative Officer since 1996. Mr. Perez joined Solectron in 1991 as Director of Materials, and was soon named Vice President of Materials for Solectron's California facility. He became the General Manager of Solectron's Fremont, California, printed circuit board assembly operation in 1995 and assumed his current role in 1996. Prior to joining Solectron, Mr. Perez spent 14 years with IBM Corporation in various management positions in corporate administration, manufacturing, materials planning, and acquisition and control. Most recently, he was Senior Manager for Supply and Demand at IBM's disk storage business. Mr. Perez also serves as a director of the Tech Museum of Innovation, the California State Center for Quality Education and Development, the Mexican Heritage Corporation, the Center for Training and Careers in San Jose, California, and El Teatro Campesino.

Mr. Ken K. N. Tsai has served as Senior Vice President and President of Solectron Asia since May 1995. Mr. Tsai was Vice President of Solectron from 1990 to 1995. He served as Director of Manufacturing for Solectron from 1989 to 1990 and was in various manufacturing and other positions from 1984 to 1989. Prior to joining Solectron, Mr. Tsai served in various management and business planning positions at American Cyanamid Company from 1968 to 1984.

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

Mr. Walter W. Wilson has served as Senior Vice President, Business Integration and Information Technology since June 1999. He was President, Solectron Americas from April 1997 to May 1999; President, Solectron North America from September 1995 to March 1997; President Solectron California Corporation from March 1992 to February 1996; and Senior Vice President of Solectron since 1990. From 1989 to 1990, he served as an operational Vice President of Solectron. Prior to joining Solectron, Mr. Wilson held various management positions with IBM in manufacturing and product development from 1965 to 1989. Mr. Wilson also serves as a director on the board of Asyst Technologies and Mylex Corporation.

Dr. Saeed Zohouri has served as Senior Vice President and Chief Operating Officer of Solectron since June 1999. He was Chief Technology Officer from 1994 to May 1999; President of Solectron California Corporation from March 1996 to August 1998; and President, Solectron North America since August 1998. Dr. Zohouri joined Solectron in 1980 and held various management positions including Director of Technology. His prior experience includes teaching chemistry at a major international university.

There is no family relationship among any of the foregoing individuals.

                                     PART II

ITEM 5:   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS

Common Stock Information

The following table sets forth the quarterly high and low per share sales prices of Solectron's common stock for the two-year period ended August 31, 1999, as quoted on the New York Stock Exchange under the symbol SLR.

                                                 High         Low
                                               --------     --------

Fiscal 1999
      First Quarter                            34 11/16     19 13/32
      Second Quarter                           47 1/8       32 1/2
      Third Quarter                            57 7/8       40 1/2
      Fourth Quarter                           78 15/16     52 1/4


Fiscal 1998
      First Quarter                            23 23/32     16 31/32
      Second Quarter                           24 13/16     14 7/16
      Third Quarter                            24 9/32      18 7/32
      Fourth Quarter                           26 9/16      17 23/32




Solectron has not paid any cash dividends since its inception and does not intend to pay any cash dividends in the foreseeable future. Additionally, the covenants to its financing agreements prohibit the payment of cash dividends. As of August 31, 1999, there were approximately 1,100 stockholders of record based on data obtained from our transfer agent.

ITEM 6:   SELECTED FINANCIAL DATA

The following selected historical financial information of Solectron has been derived from the historical consolidated financial statements and should be read in conjunction with the consolidated financial statements and the notes included therein.

                    Five Year Selected Financial Highlights
                     (In millions, except per share data)

Consolidated Statements of Income Data:

                                           Years Ended August 31,
                         ------------------------------------------------------
                            1999       1998       1997       1996       1995
                         ---------- ---------- ---------- ---------- ----------
Net sales                 $8,391.4   $5,288.3   $3,694.4   $2,817.2   $2,065.6
Operating income             438.9      299.0      236.4      175.4      123.4
Income before
  income taxes               432.3      299.0      238.4      173.1      120.5
Net income                   293.9      198.8      158.1      114.2       79.5
Basic net income
 per share (1)                1.19       0.86       0.71       0.56       0.46
Diluted net income
 per share (1)                1.13       0.82       0.69       0.54       0.41


Consolidated Balance Sheet Data:

                                            As of August 31,
                         ------------------------------------------------------
                            1999       1998        1997       1996       1995
                         ---------- ---------- ---------- ---------- ----------
Working capital           $2,880.9   $1,046.7   $  931.7   $  786.4   $  355.6
Total assets               4,834.7    2,410.5    1,876.4    1,452.2      940.9
Long-term debt               922.6      385.5      385.9      386.9       30.0
Stockholders'equity        2,793.1    1,181.3      919.1      700.6      538.1


(1) All net income per share amounts have been adjusted to reflect the two-for-one stock split effective February 24, 1999.

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

General

Solectron's net sales are derived from sales to electronics original equipment manufacturers (OEMs). The majority of our customers compete in the networking, data and voice communications, workstation, personal computer and computer peripheral segments of the electronics industry. We provide integrated supply-chain solutions that span the entire product life cycle - from technology, to manufacturing, to global services. We offer our customers competitive outsourcing advantages such as access to advanced manufacturing technologies, shortened time-to-market, reduced total cost of ownership and more effective asset utilization. A discussion of some of the potential fluctuations in operating results is included under "Trends and Uncertainties."

Solectron has 23 manufacturing operations throughout the world, including the Americas, Europe and Asia. We have program offices in Japan, Israel, Sweden, Taiwan and the United Kingdom. Our subsidiaries, Force Computers (Force), Fine Pitch Technologies (Fine Pitch) and Sequel, Inc. (Sequel), are all headquartered in San Jose, California. Force's European headquarters and a significant portion of its operations are located in Munich, Germany. In addition to its headquarters' locations, Force has sales support offices in various locations in the United States and internationally.

During 1997, Solectron established a strategic, global manufacturing partnership with Ericsson Telecom AB's Business Area Infocom Systems (Ericsson). We established a New Product Introduction (NPI) center in Sweden and transferred production from certain Ericsson plants worldwide to our manufacturing sites around the world. In October 1997, we acquired certain assets, primarily equipment and inventory, of Ericsson's printed circuit board (PCB) assembly operation located in Sao Paulo, Brazil.

In April 1998, Solectron acquired NCR Corporation's (NCR) manufacturing assets in Columbia, South Carolina; Duluth, Georgia; and Dublin, Ireland. Under the terms of the agreement, NCR will outsource the manufacturing of certain computer components to Solectron for at least five years. The site in Duluth was subsequently merged with the Braselton, Georgia, site into a newly constructed manufacturing facility in Suwanee, Georgia, in October 1999. The Braselton site was originally acquired from Mitsubishi in October 1998.

In June 1998, Solectron acquired  International  Business Machines Corporation's
(IBM) Electronic Card Assembly and Test (ECAT) manufacturing assets in Charlotte, North Carolina, and non-exclusive rights to certain IBM intellectual property. Under the terms of the agreement, we will provide PCB assembly services to IBM in North America for the next three years. In addition, IBM has made available to Solectron intellectual property rights covering a wide spectrum of technologies and capabilities. IBM also provided to Solectron failure analysis and characterization tools for process development and manufacturing, including fault detection and isolation.

In October 1998, Solectron acquired the wireless telephone manufacturing assets of Mitsubishi Consumer Electronics America, Inc.'s (MCEA) Cellular Mobile Telephone (CMT) division in Braselton, Georgia. MCEA was a subsidiary of Mitsubishi Electric Corporation (Mitsubishi). Under the terms of the agreement, we will provide MCEA-CMT with a full range of manufacturing services for five years, including NPI management, PCB assembly and full systems assembly for MCEA's branded and private-label cellular products sold in North America. In October 1999, we combined the operations of Braselton and Duluth into a newly constructed manufacturing facility in Suwanee, Georgia.

Also in October 1998, Solectron signed a definitive agreement with Ingram Micro Inc. under which the two companies entered into a strategic alliance to provide global build-to-order and configure-to-order assembly services for personal computers, servers and related products in the United States, Canada, Europe, Asia and Latin America. The alliance is managed by both companies under a joint management matrix that includes a sales and marketing staff, program management, materials management, information technology resources, test and process engineers, and in most cases, uses existing facilities, systems and personnel. Shipments to customers under the arrangement began in April 1999.

In February 1999,  Solectron  acquired IBM's  Electronic  Card Assembly and Test
(ECAT) manufacturing assets in Austin, Texas, and non-exclusive rights to certain IBM intellectual property. Under the terms of the agreement, for the next three years we will provide PCB assembly for motherboards used in IBM's mobile computer products manufactured worldwide. This includes physical design, early prototyping, new product launch, PCB assembly and test, volume production, end-of-life support, field return services and life cycle management. We will also provide IBM's worldwide design teams a full range of integrated NPI services which involve pre-manufacturing support, such as design and layout, component and concurrent engineering, test development, prototype, procurement and assembly.

In July 1999, Solectron issued common stock to acquire Sequel, Inc. (Sequel). Sequel was a privately held corporation specializing in notebook computer and liquid crystal display repair service and support. We have assumed responsibility for Sequel's business operations in San Jose, California; Memphis, Tennessee; and Reading, United Kingdom. We have also assumed Sequel's ownership in joint-venture operations in Japan and Taiwan. The acquisition is expected to enable us to expand our global support services capabilities by adding quick-turn service operations, customer service centers and help-desk support for the end-users of Solectron-built products.

In August 1999, Solectron acquired the manufacturing assets of Trimble Navigation Limited (Trimble) in Sunnyvale, California, and assumed full manufacturing responsibility of Trimble's Global Positioning System (GPS) and related radio frequency (RF) technology products for the next three years. Trimble is a leader in RF products enabled by GPS technology. We also acquired certain intellectual property rights related to RF technology. Under the terms of the agreement, we will provide Trimble a full range of integrated services across the entire product life cycle including design consultation, prototyping, NPI management, and volume PCB and systems assembly.

In September 1999, Solectron acquired the manufacturing assets of IBM's Netfinity server operations in Greenock, Scotland. In addition, we acquired certain IBM intellectual property rights included in the design and manufacture of PC server motherboards. Under the terms of the agreement, we assumed NPI and manufacturing responsibility for the PCB assemblies used in IBM's Netfinity server lines which were formerly manufactured at IBM's Greenock operations. We will provide IBM full-service NPI management which includes a full range of premanufacturing services, specifically component and concurrent engineering, test development, prototype, procurement and assembly. We will also provide to IBM for the next three years fully integrated PCB assembly services including early prototyping, new product launch, assembly and test, volume production, end-of-life support and life cycle management. The volume PCB assembly services will be transferred from IBM's Greenock facility to our existing global manufacturing operations. In addition, we are establishing a new, full-service NPI center in Port Glasgow, Scotland, to support the IBM design teams.

Also in September 1999, Solectron signed a definitive merger agreement with SMART Modular Technologies, Inc. (SMART) to exchange approximately 23 million shares of Solectron common stock for all of the outstanding common stock and stock options of SMART. The transaction was valued at approximately $1.8 billion based on Solectron's closing sales price on the last full trading day before the public announcement of the proposed merger. SMART is a designer and manufacturer of memory modules and memory cards, embedded computers, and I/O products. The acquisition is another step in enabling Solectron to expand its service capabilities and infrastructure as it continues to transform itself into a global supply-chain facilitator. We will be gaining a manufacturing presence in Aguada, Puerto Rico, and additional manufacturing capacity through SMART's facilities in Fremont, California; Penang, Malaysia; and East Kilbride, Scotland. In addition, we will gain design centers in Fremont, California; Bangalore, India; Boston, Massachusetts; and Ayr, Scotland. Solectron and SMART expect to complete the merger by the end of calendar year 1999. Completion of the merger is subject to the approval of SMART's shareholders, applicable government approvals and various conditions of closing.

In October 1999, Solectron signed a definitive agreement with Acer, Inc. (Acer), a core unit of the Acer Group, the world's third-largest PC manufacturer, to form a strategic alliance to provide global design, manufacturing and service solutions for OEM-branded personal computers, servers and workstations. As a result of the alliance, it is expected that customers will be able to access the extensive technology, motherboard and system-level design services, and global supply-base, manufacturing, distribution, logistics and Global Services operations of both companies to further streamline their global supply chain. Solectron and Acer plan to leverage their combined resources, including facilities, systems and personnel, to provide the industry's first fully integrated, global and optimized end-to-end design, manufacturing and services solution. The companies will manage this alliance under a joint management matrix.

In November 1999, Solectron acquired NULOGIX Technical Services, Inc. (NULOGIX), a wholly owned subsidiary of IBM Canada, in its entirety. NULOGIX is located in Vaughan, Canada, and specializes in repair, remanufacturing and refurbishment. With this acquisition, we will be able to provide the Canadian market a full range of value-added global service solutions. These services include product repair, upgrades, remanufacturing and maintenance through factory and fast-hub service centers located around the world; help-desk support through customer call centers for end-users; logistics and parts management; returns processing; warehousing; engineering change management; and end-of-life manufacturing.

Also in November 1999, Solectron announced the signing of memoranda of understanding for Solectron to acquire the complex systems manufacturing assets of Ericsson's telecommunications infrastructure equipment operations in Longuenesse, France, and Ostersund, Sweden. As part of the agreement, Solectron will provide a complete range of integrated supply-chain solutions to Ericsson. This includes supply-base management, early prototyping, NPI management, complex PCB assembly, configure-to-order and build-to-order complex systems assembly, and global services. The transaction is expected to be completed by the first quarter of calendar year 2000. Completion of the transaction is subject to applicable government approvals and various conditions of closing.

Results of Operations

The electronics industry is subject to rapid technological change, product obsolescence and price competition. These and other factors affecting the electronics industry, or any of Solectron's major customers in particular, could materially harm Solectron's results of operations. See "Trends and Uncertainties" for factors relating to possible fluctuation of operating results and our competitors.

The following table sets forth, for the periods indicated, certain items in the Consolidated Statements of Income as a percentage of net sales. The financial information and the discussion below should be read in conjunction with the Consolidated Financial Statements and Notes thereto.

                                             Years Ended August 31,
                                         -----------------------------
                                          1999        1998        1997
                                         -----       -----       -----
Net sales                                100.0%      100.0%      100.0%
Cost of sales                             90.7        89.8        88.4
                                         -----       -----       -----
   Gross profit                            9.3        10.2        11.6
Operating expenses:
  Selling, general and administrative      3.7         4.1         4.7
  Research and development                 0.4         0.4         0.4
  Acquisition costs                         -           -          0.1
                                         -----       -----       -----
   Operating income                        5.2         5.7         6.4
Net interest income (expense)             (0.1)        0.0         0.1
                                         -----       -----       -----
   Income before income taxes              5.1         5.7         6.5
Income taxes                               1.6         1.9         2.2
                                         -----       -----       -----
Net income                                 3.5%        3.8%        4.3%
                                         =====       =====       =====

Net Sales

Solectron's net sales have increased significantly in each of the past several years, reflecting the growing trend toward outsourcing within the electronics industry. For the year ended August 31, 1999, net sales grew to $8.4 billion, an increase of 58.7% over fiscal 1998 net sales. Fiscal 1998 net sales of $5.3 billion were 43.1% greater than fiscal 1997. The sales growth in fiscal 1999 compared to fiscal 1998 was attributable to significant sales volume increases from our worldwide customers and from our acquisitions. The sales growth in fiscal 1998 over fiscal 1997 was primarily due to significant increases in sales volume from both existing and new customers worldwide, including the completion of the transfer of production from certain Ericsson plants to various Solectron locations around the world. Net sales at Solectron's international sites, as a percentage of consolidated net sales, have grown over the last three fiscal years. International locations contributed 36% of consolidated net sales in fiscal 1999, compared to 34% in fiscal 1998 and 27% in fiscal 1997.

Americas - Within the Americas, the sales growth in fiscal 1999 was primarily due to demand increases and acquisitions of assets from Ericsson, NCR, IBM ECAT and Mitsubishi during fiscal 1999 and 1998. Sales from the acquisition of IBM ECAT in Austin, Texas, were recognized beginning in March 1999 because the Texas site consistently reports its results one month in arrears. In addition, the Mexico site was among the largest contributors due to the strong demand growth in fiscal 1999 as compared to fiscal 1998. The Milpitas, California, site also experienced sales growth despite the planned transfer of personal computer PCB programs and computer peripherals systems assembly programs to Mexico and networking business to Penang. The sales growth from fiscal 1997 to fiscal 1998 was attributable to start-up and major new programs at the Texas and Massachusetts sites and the addition of new sites in Mexico and Brazil in fiscal 1998. Additionally, the acquired sites from NCR and IBM ECAT in Charlotte contributed incremental net sales to fiscal 1998 as compared to fiscal 1997.

Solectron's operations in Milpitas, California, contributed a substantial portion of Solectron's net sales and operating income during fiscal 1999, 1998 and 1997. In recent years, management has undertaken deliberate actions to achieve improved global load balancing by transferring certain projects from the Milpitas site to other sites worldwide. However, the performance of the Milpitas operation is expected to continue to be a significant factor in the overall financial performance of Solectron. Any adverse material change to the customer base, product mix, efficiency or other attributes of this site could materially harm Solectron's consolidated results of operations.

Europe - Net sales at all of Solectron's European sites increased in fiscal 1999 over fiscal 1998. The increase was principally due to overall business growth and increased demand from our telecommunications customers. Net sales from our European operations in fiscal 1998 increased over fiscal 1997 primarily due to core business growth and new accounts. Sales growth at the Scotland site was particularly strong due to the ramp up of major customers' PCB assembly activities. The new locations in Sweden also contributed to the sales increase in fiscal 1998 compared to fiscal 1997.

Asia - All Asian sites contributed to the sales increase in fiscal 1999 over fiscal 1998 primarily due to core business growth. In particular, sales growth at the Penang, Malaysia, site was attributable to increased demand from personal computer customers and networking business transferred from Milpitas, California. The Johor, Malaysia, site also experienced higher product demand. Net sales from the Asian manufacturing locations increased in fiscal 1998 over fiscal 1997 primarily as a result of certain projects transferred from the Milpitas, California, site to meet demand growth. Solectron does not currently anticipate any future decline in sales, but continues to seek diversification of our customer base among many countries, market segments and product lines within market segments.

As a result of Solectron's international sales and facilities, Solectron's operations are subject to the risks of doing business abroad. While, to date, these dynamics have not materially harmed Solectron's results of operations, we cannot assure that there will not be such an impact in the future. See "Trends and Uncertainties" for factors pertaining to our international sales and fluctuations in the exchange rates of foreign currency for further discussion of potential adverse effects in operating results associated with the risks of doing business abroad.

Net Sales to Major Customers - Several major customers accounted for more than 10% of our net sales in fiscal 1999, 1998 and 1997. The following table lists these customers and the percentage of net sales attributed to them.

                                         Years Ended August 31,
                                       -------------------------
                                        1999      1998      1997
                                       ------    ------    ------
    Cisco Systems, Inc. (Cisco)          12%       11%        *
    Hewlett-Packard Company (HP)         11%       14%       14%
    Sun Microsystems, Inc. (Sun)          *        11%        *
    Nortel Networks, Inc. (formerly
     Bay Networks, Inc.)                  *         *        10%
    ---------------------------
    * net sales less than 10%

No other customers accounted for more than 10% of net sales during any of the years presented.

Solectron's top ten customers accounted for 74% of net sales in fiscal 1999, 69% of net sales in fiscal 1998 and 66% of net sales in fiscal 1997. We are dependent upon continued revenues from Cisco, HP, IBM, Sun and our other top ten customers. We cannot guarantee that these or any other customers will not increase or decrease as a percentage of consolidated net sales either individually or as a group. Consequently, any material decrease in sales to these or other customers could materially harm Solectron's results of operations.

Solectron believes that its ability to continue achieving growth will depend upon growth in sales to existing customers for their current and future product generations, successful marketing to new customers, and future geographic expansion. Customer contracts can be canceled and volume levels can be changed or delayed. The timely replacement of delayed, canceled or reduced orders with new business cannot be assured. In addition, we cannot assure that any of Solectron's current customers will continue to utilize Solectron's services. Because of these factors, we cannot assure that Solectron's historical revenue growth rate will continue. See "Trends and Uncertainties" for a discussion of certain factors affecting the management of growth, geographic expansion, and potential fluctuations in sales and results of operations.

Gross Profit

The gross margin percentages were 9.3%, 10.2% and 11.6% for fiscal 1999, 1998 and 1997, respectively. The reduction in fiscal 1999 compared to fiscal 1998 primarily reflects increased sales derived from systems build projects that generally yield lower margins than PCB assembly, high-volume PCB projects and green field start-up operations. Solectron's net sales from systems build projects contributed 21% of net sales in fiscal 1999, 19% of net sales in fiscal 1998 and 10% of net sales in fiscal 1997. In addition, the amortization of intellectual property resulting from certain acquisitions reduced gross margins. The decrease in fiscal 1998 from fiscal 1997 was primarily due to a shift toward higher-volume projects and systems build projects that typically have lower margins and start-up costs associated with our operations in China and Mexico.

For the foreseeable future, Solectron's gross margin is expected to depend primarily on product mix, production efficiencies, utilization of manufacturing capacity, start-up and integration costs of new and acquired businesses, the percentage of sales derived from systems-build projects, pricing within the electronics industry, and the cost structure at individual sites. Over time, gross margins at the individual sites and for Solectron as a whole may continue to fluctuate. We anticipate that a larger percentage of our sales may be derived from systems-build projects in future periods. Increases in the systems-build business, additional costs associated with new projects, and price erosion within the electronics industry could harm our gross margin.

Also, while the availability of raw materials fluctuates from time to time and generally meets our revenue projections for the foreseeable future, component availability is still subject to lead time and other constraints that could possibly limit our revenue growth. Because of these factors and others discussed under "Trends and Uncertainties" below, we cannot assure that Solectron's gross margin will not fluctuate or decrease in future periods.

Selling, General and Administrative Expenses

In absolute dollars, selling, general and administrative (SG&A) expenses increased 41.8% in fiscal 1999 over fiscal 1998 and 26.3% in fiscal 1998 over fiscal 1997. The dollar increase in fiscal 1999 primarily reflects expenses associated with sales growth including increased human resources costs necessary to support business infrastructure and further development costs of information systems, as well as increased costs of acquisition-related activities. The addition of newly acquired sites in fiscal 1999 from Mitsubishi and IBM ECAT in Austin, Texas, also contributed to the increase in SG&A expenses. The fiscal 1998 increase was due to investment in infrastructure such as personnel and related departmental expenses at all manufacturing locations as well as investment in information systems to support the increased size and complexity of our business. Additionally, the sites added in fiscal 1998, including Brazil, NCR and IBM ECAT in Charlotte, North Carolina, contributed to the increase in SG&A expenses.

As a percentage of net sales, SG&A expenses were 3.7% in fiscal 1999, 4.1% in fiscal 1998 and 4.7% in fiscal 1997. The primary reason for the fiscal 1999 and 1998 decrease in SG&A expenses as a percentage of net sales is the significant increase in the sales base, partially offset by the costs associated with investments in our business infrastructure, information systems and start-up costs for new sites. We anticipate SG&A expenses will continue to increase in terms of absolute dollars in the future and may possibly increase as a percentage of net sales as we continue to develop the infrastructure necessary to support our current and prospective business.

Research and Development Expenses

With the exception of our Force Computers operation, Solectron's research and development (R&D) activities have been focused primarily on the development of prototype and engineering design capabilities, fine pitch interconnecting technologies (which include ball-grid array, tape-automated bonding, multichip modules, chip-on-flex, chip-on-board and flip chip), high-reliability environmental stress test technology and the implementation of environmentally friendly assembly processes such as VOC-free and no-clean. Force's R&D efforts are concentrated on new product development and improvement of product designs through improvements in functionality and the use of microprocessors in embedded applications.

In absolute dollars, R&D expenses increased 34.9% in fiscal 1999 over fiscal 1998 and 39.3% in fiscal 1998 over fiscal 1997. As a percentage of net sales, R&D expenses were 0.4% in fiscal 1999, 1998 and 1997. The increases in R&D expenses were primarily due to Force's focused effort on development and improvement of its products. We expect that R&D expenses will increase in absolute dollars in the future and may increase as a percentage of net sales while Force and the newly acquired IBM sites continue to invest in their R&D efforts. In addition, certain new R&D projects will be undertaken at some of Solectron's Asian sites, particularly at the sites in Malaysia because of the tax holiday. (See "Income Taxes.")

Acquisition Costs

A one-time charge for acquisition costs of approximately $4.0 million was incurred in fiscal 1997 as a result of the acquisition of Force Computers in November 1996.

Net Interest Income (Expense)

Net  interest  expense was $6.6  million in fiscal 1999 and zero in fiscal 1998.
Net interest income was $2.0 million in fiscal 1997. The net increase in interest expense in fiscal 1999 over fiscal 1998 was attributable to the issuance of 4% yield zero-coupon convertible senior notes in January 1999, partially offset by lesser interest expense from the convertible subordinated notes which were converted to common stock in March 1999. The interest expense in fiscal 1999 principally related to the zero-coupon convertible senior notes, convertible subordinated notes and senior notes. Additionally, the fiscal 1999 interest expense was partially offset by interest income earned on undeployed cash and short-term investments. In fiscal 1999, we capitalized approximately $3.2 million of interest expense related to the costs of computer software developed for internal use and the facility construction projects at the Brazil, China, Mexico and Romania sites. In fiscal 1998, the net zero interest expense was primarily due to the interest expense related to the senior notes and convertible subordinated notes entirely offset by interest income earned on undeployed cash and short-term investments. We expect to use more of our undeployed cash during future periods in order to fund anticipated future growth. See "Trends and Uncertainties" for factors relating to management growth and potential fluctuations in operating results.

Income Taxes

Income taxes increased to $138.4 million in fiscal 1999 from $100.2 million in fiscal 1998 and $80.3 million in fiscal 1997, primarily due to increased income before income taxes. Solectron's effective income tax rate decreased slightly to 32.0% in fiscal 1999 from 33.5% in fiscal 1998 and 33.7% in fiscal 1997.

In general, the effective income tax rate is largely a function of the balance between income from domestic and international operations. Solectron's international operations, taken as a whole, have been taxed at a lower rate than those in the United States, primarily due to the tax holiday granted to Solectron's sites in Malaysia. The Malaysian tax holiday is effective through January 31, 2002, subject to some conditions, including certain levels of research and development expenditures. Solectron has also been granted various tax holidays in China, which are effective for various terms and are subject to some conditions.

Recent Accounting Pronouncements

Effective in the first quarter of fiscal 1999, Solectron adopted Statement of Financial Accounting Standards No. 130 (SFAS No. 130), "Reporting Comprehensive Income," which requires us to report and display certain information related to comprehensive income. Comprehensive income includes net income and other comprehensive income. Other comprehensive income is classified separately into foreign currency items, minimum pension liability adjustments, and unrealized gains and losses on certain investments in debt and equity securities. The adoption of SFAS No. 130 had no impact on Solectron's financial position, results of operations or cash flows.

Effective in the first quarter of fiscal 1999, Solectron adopted the American Institute of Certified Public Accountants (AICPA) Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 provides guidance on accounting for the costs of computer software developed or obtained for internal use and for determining when specific costs should be capitalized and when they should be expensed. The impact of adopting SOP 98-1 was not significant to Solectron's financial position, results of operations or cash flows.

In April 1998, the AICPA issued SOP 98-5, "Reporting on the Costs of Start-Up Activities." SOP 98-5 requires that all start-up costs related to new operations must be expensed as incurred. In addition, all start-up costs that were capitalized in the past must be written off when SOP 98-5 is adopted. Solectron expects that the adoption of SOP 98-5 will not have a material impact on its financial position, results of operations or cash flows. We will be required to implement SOP 98-5 in our first quarter of fiscal 2000.

In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities. Solectron anticipates that the adoption of SFAS No. 133 will not have a material impact on its financial position, results of operations or cash flows. Implementation of this standard has recently been delayed by the FASB for a 12-month period. We will now adopt SFAS No. 133 in our first quarter of fiscal 2001.

Liquidity and Capital Resources

Working capital was $2.9 billion at August 31, 1999, compared to $1.0 billion at August 31, 1998. A major component of working capital at August 31, 1999, primarily consisted of undeployed cash from the proceeds of the zero-coupon convertible senior notes in January 1999 and the common stock offering in August 1999.

During fiscal 1999, we used approximately $125 million of cash and short-term investments to fund our asset acquisitions including Mitsubishi in Braselton, Georgia; IBM's ECAT in Austin, Texas; and Trimble in Sunnyvale, California. In the first quarter of fiscal 2000, we used additional funds for our acquisitions. As we continue to grow, it is expected that we will require greater amounts of working capital to support our operations. We believe that our current level of working capital, together with cash generated from operations and our available credit facilities, will provide adequate working capital for the foreseeable future. However, we may need to raise additional funds to finance our rapid expansion, including establishing new locations or financing additional acquisitions. We cannot assure that such funds, if needed, will be available on terms acceptable to us or at all.

Inventory levels fluctuate directly with the volume of Solectron's manufacturing. Changes or significant fluctuations in product market demands can cause fluctuations in inventory levels that may result in changes of inventory turns and liquidity. Historically, we have been able to manage our inventory levels with regard to these fluctuations. However, should material fluctuations occur in product demand, we could experience slower turns and reduced liquidity. The increase in inventory levels at year-end 1999 from year-end 1998 is substantially a result of overall growth and the greater number of manufacturing locations at August 31, 1999, compared to August 31, 1998, as each location must maintain a level of inventory adequate to allow the location to respond to customer manufacturing requirements.

Cash provided by operating activities was $38 million in fiscal 1999, $150 million in fiscal 1998 and $202 million in fiscal 1997. The decreases in fiscal 1999 and 1998 were primarily due to increased levels of accounts receivable and inventory, partially offset by increases in net income, depreciation and amortization, and current liabilities.

During fiscal 1999, Solectron invested approximately $426 million in capital expenditures. A large portion of these expenditures related to the purchase of new equipment, primarily surface mount assembly and test equipment, to meet current and expected production levels, as well as to replace or upgrade older equipment that was retired or sold. Significant expenditures were also made for the acquisition of land and buildings for our new manufacturing sites, principally in Brazil, Mexico and Romania. We expect capital expenditures in fiscal 2000 to be in the range of $500 million to $600 million.

In addition to working capital as of August 31, 1999, which included cash and cash equivalents of $1.3 billion and short-term investments of $363 million, Solectron has available a $100 million unsecured multicurrency revolving credit facility that is subject to financial covenants and expires in April 2002. We also have approximately $86 million in available uncommitted foreign credit facilities.

"Year 2000" Issues

Solectron has developed a comprehensive program to address the issues associated with the programming code in existing computer systems as the year 2000 approaches. The Year 2000 problem is pervasive and complex, as computer systems, manufacturing equipment and industrial control systems will be affected in some way by the rollover of the two-digit year value to 00. Systems that do not properly recognize such dates could generate erroneous information or cause a system to fail. The Year 2000 issue creates risk for us from unforeseen problems in our systems and from third parties with whom we deal on business transactions worldwide. Failures of Solectron's and/or third parties' computer systems, manufacturing equipment and industrial control systems could materially harm our ability to conduct business.

We have formed a worldwide task force and have implemented a comprehensive program to analyze our internal systems as well as all external systems (including, without limitation, vendor, customer and banking systems) upon which we are dependent, to identify and evaluate any potential Year 2000 issues. This task force meets regularly and tracks progress against the program, modifying it as needed to help ensure timely completion. We are committed to achieving Year 2000 compliance; however, because a significant portion of the potential problem is external to us and therefore outside of our direct control, we cannot assure that we will be fully Year 2000 compliant. In addition, as full testing of Year 2000 functionality must occur in a simulated environment, we will not be able to test full system Year 2000 interfaces and capabilities prior to the year 2000.

As of August 31, 1999, we had completed an inventory, assessment, remediation and testing of internal systems, hardware, software, manufacturing equipment and embedded chips in industrial control instruments. While we believe that our testing and evaluation have been entirely comprehensive, we cannot assure that all systems critical to Year 2000 compliance have been identified, or that the corrective actions identified will be completely successful.

As of August 31, 1999, we had inventoried every key supplier of goods and services to us and considered the potential impact on us and our customers of Year 2000 compliance by these suppliers. Also, we have evaluated the key suppliers' responses to our mailing surveys and have been auditing these suppliers. We will continue to disqualify potentially noncompliant sources, look for alternative sources and requalify new suppliers to help mediate potential business disruptions. We are also involved with various geographic Year 2000 consortiums worldwide, with the intent to leverage contacts and information for commonly used suppliers and services such as utility companies. We are a founding member of the High Tech Consortium (HTC) - Year 2000 & Beyond, which through collaborative efforts has the goal of ensuring that member companies address Year 2000 readiness on a coordinated basis. The

HTC has been addressing the risk associated with the interconnected supply chain. Detailed supplier audits by the HTC's independent consultants started in late March. In addition, we have nearly completed the review of EDI linkages and data transmission for our customers and suppliers. While we believe that we will be able to qualify alternative suppliers, we cannot fully evaluate the extent of potential problems and the costs associated with corrective actions.

We now estimate the cost to complete the current compliance program to be in the range of $32 million to $36 million. Of this amount, approximately $10 million is for the replacement of capital equipment, of which approximately half comprises noncompliant systems that would not otherwise have been replaced at this time. The variability in these estimates depends on the extent to which supplier requalification is needed and contingency plan implementation costs. We cannot assure that actual costs will not be materially higher than currently anticipated. A significant portion of these costs is not incremental to us, but rather represents the redeployment of existing information technology resources. Certain other information technology projects have been delayed due to the focus on Year 2000 issues. The potential costs of the redeployment of personnel and delays in implementing other projects is not known but could be substantial. The total amount spent on the compliance program this fiscal year through August 31, 1999, was $27 million, of which $18 million principally pertained to payroll costs for personnel involved in the program and costs of outside consultants and $9 million principally pertained to the replacement of capital equipment. Prior to fiscal 1999, costs of software and hardware applications incurred for Year 2000 compliance were not material and related payroll costs for the information systems group were not tracked separately.

We have developed contingency plans for the replacement and requalification of suppliers, the possible stockpiling of key supplies, the relocation of production using our disaster recovery plans, and the purchase of emergency generators in the event of power outages at any of our worldwide locations. We are unable to determine the extent of the potential effect on us, our suppliers or our customers due to the failure of any systems caused by the Year 2000 issues. Any significant failures could materially harm our results of operations and financial condition.

Trends and Uncertainties

A majority of our net sales comes from a small number of customers; if we lose any of these customers, our net sales could decline significantly.

A majority of our annual net sales comes from a small number of our customers. Our ten largest customers accounted for 74% of net sales in fiscal 1999. Since we are dependent upon continued net sales from our ten largest customers, any material delay, cancellation or reduction of orders from these or other major customers could cause our net sales to decline significantly. Some of these customers individually account for more than ten percent of our annual net sales. We cannot guarantee that we will be able to retain any of our ten largest customers or any other accounts. In addition, our customers may materially reduce the level of services ordered from us at any time. This could cause a significant decline in our net sales and we may not be able to reduce the accompanying expenses at the same time.

Our long-term contracts do not include minimum purchase requirements.

Although we have long-term contracts with a few of our top ten customers, including Ericsson Telecom AB, NCR Corporation and IBM Corporation, under which these customers are obligated to obtain services from us, they are not obligated to purchase any minimum amount of services. As a result, we cannot guarantee that we will receive any net sales from these contracts. In addition, these customers with whom we have long-term contracts may materially reduce the level of services ordered at any time. This could cause a significant decline in our net sales and we may not be able to reduce our accompanying expenses at the same time.

Possible fluctuation of operating results from quarter to quarter could affect the market price of our common stock.

Our quarterly earnings may fluctuate in the future due to a number of factors including the following:

- Differences in the profitability of the types of manufacturing services we provide. For example, systems assembly services have lower gross margins than PCB assembly services;
- Our ability to maximize the hours of use of our equipment and facilities is dependent on the duration of the production run time for each job and customer;
- The amount of automation that we can use in the manufacturing process for cost reduction varies depending upon the complexity of the product being made;
- Our ability to optimize the ordering of inventory as to timing and amount to avoid holding inventory in excess of immediate production; and
-   Fluctuations in demand for our services or the products being manufactured.

Therefore, our operating results in the future could be below the expectations of securities analysts and investors. If this occurs, the market price of our common stock could be harmed.

We are dependent upon the electronics industry which continually produces technologically advanced products with short life cycles; Our inability to continually manufacture such products on a cost-effective basis would harm our business.

A majority of our net sales is to companies in the electronics industry, which is subject to rapid technological change and product obsolescence. If our customers are unable to create products that keep pace with the changing technological environment, our customers' products could become obsolete and the demand for our services could decline significantly. If we are unable to offer technologically advanced, cost-effective, quick-response manufacturing services to customers, demand for our services will also decline. In addition, a substantial portion of our net sales is derived from our ability to offer complete service solutions for our customers. For example, if we fail to maintain high-quality design and engineering services, our net sales would significantly decline.

We potentially bear the risk of price increases associated with potential shortages in the availability of electronics components.

At various times, there have been shortages of components in the electronics industry. One of the services that we perform for many customers is purchasing electronics components used in the manufacturing of the customers' products. As a result of this service, we potentially bear the risk of price increases for these components because we are unable to purchase components at the same time as we agree with our customers on the pricing for the components.

Our net sales could decline if our competitors provide comparable manufacturing services at a lower cost.

We compete with different contract manufacturers, depending on the type of service we provide or the geographic locale of our operations. These competitors may have greater manufacturing, financial, R&D and/or marketing resources than we have. In addition, we may not be able to offer prices as low as some of our competitors because those competitors may have lower cost structures as a result of their geographic location or the services they provide. Our inability to provide comparable or better manufacturing services at a lower cost than our competitors could cause our net sales to decline.

If we are unable to manage our rapid growth and assimilate new operations in a cost-effective manner, our profitability could decline.

We have experienced rapid growth over the last five fiscal years. Our historical growth may not continue. In recent years, we have established operations in different places throughout the world. For example, in fiscal 1998, we opened offices in Taipei, Taiwan; Tel Aviv, Israel; and Norrkoping and Stockholm, Sweden, and commenced manufacturing operations in Guadalajara, Mexico, and Timisoara, Romania. Also in fiscal 1998, we acquired foreign facilities in Sao Paulo, Brazil, and Dublin, Ireland. Furthermore, through acquisitions in fiscal 1998 and 1999, we acquired facilities in Duluth, Georgia; Columbia, South Carolina; and Memphis, Tennessee, and enhanced our capabilities in Charlotte, North Carolina; Austin, Texas; and Milpitas, California. Also during that period, we announced a joint venture with Ingram Micro Inc.

In September 1999, we announced the acquisition of SMART Modular Technologies, Inc. During October and November of 1999, we completed the asset acquisition of IBM's Netfinity server operations in Greenock, Scotland, and acquired IBM's NULOGIX Technical Services, Inc. in Vaughan, Canada, in its entirety. Also in October 1999, we signed a definitive agreement with Acer, Inc. (Acer), a core unit of the Acer Group, the world's third-largest PC manufacturer, to form a strategic alliance to provide global design, manufacturing and service solutions for OEM-branded personal computers, servers and workstations. Also in November 1999, we announced the signing of memoranda of understanding for Solectron to acquire the complex systems manufacturing assets of Ericsson's telecommunications infrastructure equipment operations in Longuenesse, France, and Ostersund, Sweden.

As we manage and continue to expand new operations, we may incur substantial infrastructure and working capital costs. If we do not achieve sufficient growth to offset increased expenses associated with rapid expansion, our profitability will decline.

We need to manage integration of our acquisitions to maintain profitability.

In fiscal 1998 and 1999, we completed acquisitions of manufacturing assets and facilities from Ericsson, NCR, IBM, Mitsubishi and Trimble Navigation Limited and acquired all of the capital stock of Sequel, Inc. We also continue to evaluate acquisition opportunities and may pursue additional acquisitions over time. These acquisitions involve risks, including:

-   Integration and management of the operations;
-   Retention of key personnel;
-   Integration of purchasing operations and information systems;
- Management of an increasingly larger and more geographically disparate business; and
-   Diversion of management's attention from other ongoing business concerns.

Our profitability will suffer if we are unable to successfully integrate and manage recent acquisitions, as well as any future acquisitions that we might pursue, or if we do not achieve sufficient revenue to offset the increased expenses associated with these acquisitions.

Our international sales are a significant and growing portion of our net sales; we are increasingly exposed to risks associated with operating internationally.

In fiscal 1999, approximately 36% of our net sales came from outside of the United States. As a result of our foreign sales and facilities, our operations are subject to a variety of risks that are unique to international operations, including the following:

- Adverse movement of foreign currencies against the U.S. dollar in which our results are reported;
-   Import and export duties, and value-added taxes;
- Import and export regulation changes that could erode our profit margins or restrict exports;
-   Potential restrictions on the transfer of funds;
-   Inflexible  employee contracts in the event of business  downturns; and
-   The burden and cost of compliance with foreign laws.

In addition, we have operations in several locations that have inflationary economies or potentially volatile currencies, including Guadalajara, Mexico; Sao Paulo, Brazil; Suzhou, China; and Timisoara, Romania. In the future, these factors may harm our results of operations. Markets in Southeast Asia, Latin
America and Eastern Europe have recently experienced and are experiencing currency, economic and political instability. As of August 31, 1999, we recorded $87.5 million in cumulative foreign exchange translation losses on our balance sheet which were primarily the result of the devaluation of the Brazilian real. While, to date, these factors have not had a significant adverse impact on our results of operations, we cannot assure that there will not be such an impact. Furthermore, while we may adopt measures to reduce the impact of losses resulting from volatile currencies and other risks of doing business abroad, we cannot assure that such measures will be adequate.

The Malaysian government adopted currency exchange controls, including controls on its currency, the ringgit, held outside Malaysia, and established a fixed exchange rate for the ringgit against the U.S. dollar. The fixed exchange rate provides a stable rate environment when applied to local expenses denominated in ringgit. The long-term impact of such controls is not predictable due to dynamic economic conditions that also affect or are affected by other regional or global economies.

We have been granted a tax holiday which is effective through January 31, 2002, subject to some conditions, for our Malaysian sites. We have also been granted various tax holidays in China. These tax holidays are effective for various terms and are subject to some conditions. It is possible that the current tax holidays will be terminated or modified or that future tax holidays that Solectron may seek will not be granted. If the current tax holidays are terminated or modified, or if additional tax holidays are not granted in the future, Solectron's effective income tax rate would likely increase.

We are exposed to fluctuations in the exchange rates of foreign currency.

We do not use derivative financial instruments for speculative purposes. Our policy is to hedge our foreign currency denominated transactions in a manner that substantially offsets the effects of changes in foreign currency exchange rates. Presently, we use foreign currency borrowings and foreign currency forward contracts to hedge only those currency exposures associated with certain assets and liabilities denominated in nonfunctional currencies. Corresponding gains and losses on the underlying transaction generally offset the gains and losses on these foreign currency hedges.

As of August 31, 1999, all of the foreign currency hedging contracts were scheduled to mature in three months or less and there were no material deferred gains or losses. In addition, our international operations in some instances act as a natural hedge because both operating expenses and a portion of sales are denominated in local currency. In these instances, including our current experience involving the devaluation of the Brazilian real, although an unfavorable change in the exchange rate of a foreign currency against the U.S. dollar will result in lower sales when translated to U.S. dollars, operating expenses will also be lower in these circumstances. However, because less than 10% of net sales are denominated in currencies other than the U.S. dollar, we do not believe our total exposure to be significant.

Fluctuations in the rate of exchange between the U.S. dollar and the currencies of countries other than the U.S. in which we conduct business could seriously harm our business, operating results and financial condition. For example, if there is an increase in the rate at which a foreign currency is exchanged for U.S. dollars, it will require more of the foreign currency to equal a specified amount of U.S. dollars than before the rate increase. In such cases, and if we price our products and services in the foreign currency, we will receive less in U.S. dollars than we did before the rate increase went into effect. If we price our products and services in U.S. dollars and competitors price their products in local currency, an increase in the relative strength of the U.S. dollar could result in our prices being uncompetitive in markets where business is transacted in the local currency.

We have a task force which evaluates the effect of the Euro conversion on us from many perspectives. We continue to evaluate our tax positions and all outstanding contracts in currencies of the participating countries to determine the effects, if any, of the Euro conversion. It is possible that the Euro conversion could significantly harm our results of operations and financial position due to competitive and other factors relating to the conversion that we cannot predict.

We are exposed to fluctuations in interest rates.

The primary objective of our investment activities is to preserve principal, while at the same time, maximize yields without significantly increasing risk. To achieve this objective, we maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including both government and corporate obligations, certificates of deposit and money market funds. As of August 31, 1999, approximately 93% of our total portfolio was scheduled to mature in one year or less, with the remainder maturing in less than two years. See Note 2 of Notes to Consolidated Financial Statements.

The following table presents the amounts of our cash equivalents and short-term investments that are subject to interest rate risk by year of expected maturity and weighted-average interest rates as of August 31, 1999:

                                   2000      2001     Total    Fair Value
                                 --------  --------  --------  ----------
                                         (dollars in millions)
Cash equivalents and short-
  term investments               $1,207.3  $   99.5  $1,306.8    $1,306.8
Average interest rates               5.18%     5.30%

We have entered into an interest rate swap transaction under which we pay a fixed rate of interest hedging against the variable interest rates charged by the lessor for the facility lease at Milpitas, California. The interest rate swap expires in the year 2002, which coincides with the maturity date of the lease term. As we intend to hold the interest rate swap until the maturity date, we are not subject to market risk. In fact, such interest rate swap has fixed the interest rate for the facility lease, thus reducing interest rate risk.

Solectron's debt instruments are subject to fixed interest rates. In addition, the amount of principal to be repaid at maturity is also fixed. In the case of the convertible notes, such notes are based on fixed conversion ratios into common stock. Therefore, we are not subject to market risk from our debt instruments. See Note 6 of Notes to Consolidated Financial Statements.

We may not be able to adequately protect or enforce our intellectual property rights; and we could become involved in intellectual property disputes.

Our ability to effectively compete may be affected by our ability to protect our proprietary information. We hold a number of patents and other license rights. These patent and license rights may not provide meaningful protection for our manufacturing processes and equipment innovations. On June 23, 1999, Solectron was served, along with 87 other companies including SMART Modular Technologies, Inc., as a defendant in a lawsuit brought by the Lemelson Medical, Education & Research Foundation. The lawsuit alleges that Solectron has infringed certain of the plaintiff's patents relating to machine vision and bar-code technology. Solectron believes it has meritorious defenses to these allegations and does not expect that this litigation will result in a material impact on its financial condition or results of operations. In the future, third parties may assert infringement claims against Solectron or its customers. In the event of an infringement claim, we may be required to spend a significant amount of money to develop a non-infringing alternative or to obtain licenses. We may not be successful in developing such an alternative or obtaining a license on reasonable terms, if at all. In addition, any such litigation could be lengthy and costly and could harm our financial condition.

Failure to comply with environmental regulations could harm our business.

As a company in the electronics manufacturing services industry, we are subject to a variety of environmental regulations relating to the use, storage, discharge and disposal of hazardous chemicals used during our manufacturing process. Although we have never sustained any significant loss as a result of noncompliance with such regulations, any failure by us to comply with environmental laws and regulations could result in liabilities or the suspension of production. In addition, these laws and regulations could restrict our ability to expand our facilities or require us to acquire costly equipment or incur other significant costs to comply with regulations.

Our stock price may be volatile due to factors outside of our control.

Our stock price could fluctuate due to the following factors, among others:

- Announcements of operating results and business conditions by our customers;
- Announcements by our competitors relating to new customers or technological innovation or new services;
- Economic  developments  in the electronics  industry  as a whole;
- Political and economic developments in countries in which we have operations; and
- General market conditions.

Failure  to  retain  key  personnel  and  skilled   associates  could  hurt  our
operations.

Our continued success depends to a large extent upon the efforts and abilities of key managerial and technical associates. Losing the services of key personnel could harm us. Our business also depends upon our ability to continue to attract and retain senior managers and skilled associates. Failure to do so could harm our operations.

Year 2000 problems may have an adverse effect on our operations and ability to offer products and services without interruption.

The Year 2000 issue is a result of computer programs being written using two digits rather than four to define the applicable year. Computer programs that have this date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in system failures or miscalculations causing disruptions of operations including, among other things, a temporary inability to process transactions, send invoices, order materials or otherwise engage in normal business activities.

A key to our ability to successfully manage our operations is the responsiveness of the supply chain for electronics components. This supply chain is often controlled by computer systems, which could fail. While Solectron controls some of these systems, our vendors, our customers, transportation companies and other service providers that are outside of Solectron's control operate some of these computer systems, as well. If any of these computer systems fail, it could delay our receipt of previously ordered electronics components, thereby causing us to delay, cancel or modify orders from our customers, which could harm our business.

We have developed a contingency plan to address the Year 2000 problem. This contingency plan may still not be successful in preventing a disruption of our operations. Although we have extensively tested our equipment and interfaces with other companies, we cannot be sure that this testing will fully replicate the actual situation when the year 2000 arrives.

Our anti-takeover defense provisions may deter potential acquirors and may depress our stock price.

Our certificate of incorporation and bylaws contain provisions that could have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from attempting to acquire, control of Solectron. These provisions allow us to issue preferred stock with rights senior to those of our common stock and impose various procedural and other requirements that could make it more difficult for our stockholders to effect certain corporate actions.

ITEM 7A:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See Management's Discussion and Analysis of Financial Condition and Results of Operations for factors related to fluctuations in the exchange rates of foreign currency and fluctuations in interest rates under "Trend and Uncertainties."


ITEM 8:   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by item 8 of Form 10-K is presented here in the following order:
                                                        Page
                                                      --------
Unaudited Quarterly Financial Information                37

Consolidated Balance Sheets                              38
Consolidated Statements of Income                        39
Consolidated Statements of Stockholders' Equity          40
Consolidated Statements of Comprehensive Income          41
Consolidated Statements of Cash Flows                  42-43
Notes to Consolidated Financial Statements             44-60

Independent Auditors' Report                             61


Unaudited Quarterly Financial Information

For each fiscal quarter during the two fiscal years ended August 31, 1999 (in millions except percentages and per share data):


                            First      Second       Third      Fourth
1999                       Quarter     Quarter     Quarter     Quarter
-------------------       ---------   ---------   ---------   ---------

Net sales                  $1,945.6    $1,908.1    $2,151.5    $2,386.1
Gross profit               $  175.9    $  178.4    $  201.6    $  220.9
Gross margin                    9.0%        9.3%        9.4%        9.3%
Operating income           $   97.2    $   98.6    $  113.3    $  129.8
Operating margin                5.0%        5.1%        5.3%        5.4%
Net income                 $   63.9    $   65.5    $   75.7    $   88.8
Basic net income
  per share (1)            $   0.27    $   0.28    $   0.30    $   0.34
Diluted net income
 per share  (1)            $   0.26    $   0.26    $   0.29    $   0.33

                            First      Second       Third      Fourth
1998                       Quarter     Quarter     Quarter     Quarter
-------------------       ---------   ---------   ---------   ---------

Net sales                  $1,136.8    $1,186.8    $1,278.1    $1,686.5
Gross profit               $  123.7    $  126.1    $  133.1    $  155.3
Gross margin                   10.9%       10.6%       10.4%        9.2%
Operating income           $   67.4    $   73.2    $   72.4    $   86.0
Operating margin                5.9%        6.2%        5.7%        5.1%
Net income                 $   44.9    $   48.8    $   49.2    $   55.9
Basic net income
  per share (1)            $   0.20    $   0.21    $   0.21    $   0.24
Diluted net income
  per share (1)            $   0.19    $   0.20    $   0.20    $   0.23

(1) Adjusted to reflect two-for-one stock split effective February 24, 1999.

                   SOLECTRON CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                     (In millions, except per share data)

                                                  As of August 31,
                                               ----------------------
                                                 1999           1998
ASSETS                                         --------      --------
Current assets:
  Cash and cash equivalents                    $1,325.6      $  225.2
  Short-term investments                          362.8          83.6
  Accounts receivable, less allowances of
   $5.6 and $4.0, respectively                  1,118.3         670.2
  Inventories                                   1,080.1         788.5
  Prepaid expenses and other current assets       107.3         120.0
                                               --------      --------
      Total current assets                      3,994.1       1,887.5
Net property and equipment                        653.6         448.0
Other assets                                      187.0          75.0
                                               --------      --------
      Total assets                             $4,834.7      $2,410.5
                                               ========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Short-term debt                              $   21.4      $     -
  Accounts payable                                902.6         666.5
  Accrued employee compensation                    88.9          72.1
  Accrued expenses                                 40.4          34.9
  Other current liabilities                        59.9          67.3
                                               --------      --------
      Total current liabilities                 1,113.2         840.8
Long-term debt                                    922.6         385.5
Other long-term liabilities                         5.8           2.9
                                               --------      --------
      Total liabilities                         2,041.6       1,229.2
                                               --------      --------
Commitments

Stockholders' equity:
  Preferred stock, $.001 par value; 1.2
    shares authorized; no shares issued              -             -
  Common stock, $.001 par value; 400.0
    shares authorized; 271.4 and 235.3
    shares issued and outstanding,
    respectively, adjusted for stock split          0.3           0.1
  Additional paid-in capital                    1,910.1         510.8
  Retained earnings                               971.2         677.4
  Accumulated other comprehensive losses          (88.5)         (7.0)
                                               --------      --------
      Total stockholders' equity                2,793.1       1,181.3
                                               --------      --------
Total liabilities and stockholders' equity     $4,834.7      $2,410.5
                                               ========      ========

 See accompanying notes to consolidated financial statements.

                     SOLECTRON CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                      (In millions, except per share data)


                                           Years Ended August 31,
                                       ------------------------------
                                         1999       1998       1997
                                       --------   --------   --------
Net sales                              $8,391.4   $5,288.3   $3,694.4
Cost of sales                           7,614.6    4,750.0    3,266.1
                                       --------   --------   --------
Gross profit                              776.8      538.3      428.3

Operating expenses:
  Selling, general and
   administrative                         309.7      218.4      172.9
  Research and development                 28.2       20.9       15.0
  Acquisition costs                          -          -         4.0
                                       --------   --------   --------
Operating income                          438.9      299.0      236.4
Interest income                            29.9       24.8       28.5
Interest expense                          (36.5)     (24.8)     (26.5)
                                       --------   --------   --------
Income before income taxes                432.3      299.0      238.4
Income taxes                              138.4      100.2       80.3
                                       --------   --------   --------
Net income                             $  293.9   $  198.8   $  158.1
                                       ========   ========   ========
Net income per share:
  Basic                                $   1.19   $   0.86   $   0.71
  Diluted                              $   1.13   $   0.82   $   0.69
Weighted average number of shares:
  Basic                                   246.3      231.7      223.0
  Diluted                                 263.5      253.1      230.6

See accompanying notes to consolidated financial statements.

                     SOLECTRON CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (In millions)

                                                                    Accumulated
                                  Common Stock  Additional             Other           Total
                                  -------------  Paid-In   Retained Comprehensive  Stockholders'
                                  Shares Amount  Capital   Earnings Income(losses)     Equity
                                  ------ ------ ---------- -------- -------------- -------------

Balances as of August 31, 1996     210.0   $0.1   $  378.2   $320.5       $  1.7      $  700.5
Net income                            -      -          -     158.1           -          158.1
Foreign currency translation          -      -          -        -         (12.4)        (12.4)
Options exercised                    6.0     -        31.3       -            -           31.3
Stock issued under employee
  purchase plan                      0.7     -         6.8       -            -            6.8
Stock issued in business
  combination                       12.4     -        24.0       -            -           24.0
Tax benefit associated with
  exercise of stock options           -      -        10.8       -            -           10.8
                                  ------ ------ ---------- -------- -------------- -------------
Balances as of August 31, 1997     229.1    0.1      451.1    478.6        (10.7)        919.1
Net income                            -      -          -     198.8           -          198.8
Foreign currency translation          -      -          -        -           3.7           3.7
Options exercised                    5.6     -        39.1       -            -           39.1
Stock issued under employee
  purchase plan                      0.6     -        11.3       -            -           11.3
Tax benefit associated with
  exercise of stock options           -      -         9.3       -            -            9.3
                                  ------ ------ ---------- -------- -------------- -------------
Balances as of August 31, 1998     235.3    0.1      510.8    677.4         (7.0)      1,181.3
Net income                            -      -          -     293.9           -          293.9
Foreign currency translation          -      -          -        -         (80.5)        (80.5)
Unrealized loss on investments        -      -          -        -          (1.0)         (1.0)
Options exercised                    4.6     -        47.7       -            -           47.7
Stock issued under employee
  purchase plan                      0.6     -        17.9       -            -           17.9
Issuance of common stock dividend     -     0.1         -      (0.1)          -             -
Conversion of long-term debt, net   13.6     -       225.4       -            -          225.4
Issuance of common stock, net of
  issuance costs of $32.5           17.0    0.1    1,059.7       -            -        1,059.8
Stock issued in business
  combination                        0.3     -        17.8       -            -           17.8
Tax benefit associated with
  exercise of stock options           -      -        30.8       -            -           30.8
                                  ------ ------  --------- -------- -------------- -------------
Balances as of August 31, 1999     271.4   $0.3   $1,910.1   $971.2       $(88.5)     $2,793.1
                                  ====== ======  ========= ======== ============== =============

See accompanying notes to consolidated financial statements.

                     SOLECTRON CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                  (In millions)



                                                   Years Ended August 31,
                                                 --------------------------

                                                  1999      1998      1997
                                                 ------    ------    ------


Net income                                       $293.9    $198.8    $158.1
Other comprehensive income (loss):
Foreign currency translation adjustments,
 net of income tax benefit of $0.4 in 1999        (80.5)      3.7     (12.4)
Unrealized loss on investments, net of
 income tax benefit of $0.6 in 1999                (1.0)       -         -
                                                 ------    ------    ------

Comprehensive income                             $212.4    $202.5    $145.7
                                                 ======    ======    ======


---------------
Accumulated foreign currency translation losses were $87.5 million at August 31, 1999, $7.0 million at August 31, 1998, and $10.7 at August 31, 1997. For fiscal year 1999, the foreign currency translation loss primarily resulted from the devaluation of the Brazilian real. Most of Solectron's foreign currency translation adjustment amounts relate to investments which are permanent in nature. To the extent that such amounts relate to investments which are permanent in nature, no adjustment for income taxes is made. Accumulated unrealized losses on investments were $1.0 million at August 31, 1999.

                     SOLECTRON CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (In millions)

                                            Years Ended August 31,
                                      ---------------------------------
                                         1999        1998        1997
                                      ---------   ---------   ---------
Cash flows from operating activities:
  Net income                           $ 293.9     $ 198.8     $ 158.1
  Adjustments to reconcile net
   income to net cash provided
   by operating activities:
    Depreciation and amortization        183.2       124.2       104.6
    Non-cash interest                     17.9          -           -
    Tax benefit associated with the
     exercise of stock options            30.8         9.3        10.8
    Gain on disposal of fixed assets      (4.9)       (2.3)         -
    Other                                  5.2        (1.3)       (7.1)
    Changes in operating assets
     and liabilities:
      Accounts receivable               (458.3)     (250.6)      (66.3)
      Inventories                       (288.2)     (164.1)     (115.6)
      Prepaid expenses and other
       current assets                     12.1       (40.4)      (48.9)
      Accounts payable                   233.9       235.8       135.3
      Accrued expenses and other
       current liabilities                12.4        40.3        31.1
                                      ---------   ---------   ---------
Net cash provided by
  operating activities                    38.0       149.7       202.0
                                      ---------   ---------   ---------
Cash flows from investing activities:
  Purchases of short-term investments   (446.1)     (150.5)     (274.1)
  Sales and maturities of short-term
   investments                           166.9       324.8       197.9
  Acquisition of manufacturing
   locations                            (124.7)     (174.9)         -
  Capital expenditures                  (425.8)     (244.4)     (188.2)
  Proceeds from sales of fixed
   assets                                 41.3        60.2        10.6
  Other                                  (31.0)      (14.4)       16.6
                                      ---------   ---------   ---------
Net cash used in investing activities   (819.4)     (199.2)     (237.2)
                                      ---------   ---------   ---------

  (continued)

                     SOLECTRON CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                                  (In millions)

                                            Years Ended August 31,
                                      ----------------------------------
                                         1999        1998         1997
                                      ---------   ---------    ---------

Cash flows from financing activities:
  Net proceeds from bank lines of credit  21.4          -            -
  Net proceeds from issuance of
   long-term debt                        732.1          -            -
  Repayments of long-term debt            (1.2)       (1.2)        (3.1)
  Proceeds from exercise of stock
   options                                65.6        50.4         38.1
  Net proceeds from issuance of
   common stock                        1,059.8          -            -
  Other                                   (0.5)       (2.2)          -
                                      ---------   ---------    ---------
Net cash provided by financing
  activities                           1,877.2        47.0         35.0
                                      ---------   ---------    ---------

Effect of exchange rate changes on
  cash and cash equivalents                4.6        2.6          (3.5)
                                      ---------   ---------    ---------
Net increase (decrease) in cash
  and cash equivalents                 1,100.4         0.1         (3.7)
Cash and cash equivalents at
  beginning of year                      225.2       225.1        228.8
                                      ---------   ---------    ---------
Cash and cash equivalents at
  end of year                         $1,325.6    $  225.2     $  225.1
                                     =========   =========     =========
Cash paid:
  Interest                            $   26.4    $   25.0     $   38.3
  Income taxes                        $   95.0    $   75.8     $   93.4
Non cash investing and financing activities:
  Issuance of common stock upon
   conversion of long-term debt, net  $  225.4    $     -      $     -
  Issuance of common stock for
   business combination, net
   of cash acquired                   $   14.7    $     -      $   24.0

See accompanying notes to consolidated financial statements.

                     SOLECTRON CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1.  Summary of Significant Accounting Policies

(a) Description of Operations and Principles of Consolidation: Solectron (the Company) provides integrated supply-chain solutions that span the entire product life cycle - from technology, to manufacturing, to global services. The Company's primary services include the manufacturing and testing of PCB assemblies as well as system-level assembly and testing. The Company also provides materials procurement and materials management in support of its manufacturing, assembly and testing services. In addition, the Company's services include preproduction planning such as product design and product prototyping; distribution; and end-of-life product services involving product repair and warranty services. The Company has manufacturing operations located in the Americas, Europe and Asia.

The accompanying consolidated financial statements include the accounts of Solectron and its subsidiaries after elimination of intercompany accounts and transactions.

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

(b) Cash Equivalents and Short-Term Investments: Cash equivalents are highly liquid investments purchased with an original maturity of less than three months. Short-term investments are investment-grade short-term debt instruments with original maturities greater than three months.

Investments in debt securities are classified as "available-for-sale." Such investments are recorded at fair value as determined from quoted market prices, and the cost of securities sold is determined based on the specific identification method. If material, unrealized gains or losses are reported as a component of comprehensive income or losses, net of related tax effect.

(c) Inventories: Inventories are stated at the lower of weighted average cost or market.

(d) Property and Equipment: Property and equipment are recorded at cost. Depreciation and amortization are computed based on the shorter of the estimated useful lives or the related lease terms, using the straight-line method. Estimated useful lives are presented below.

     Machinery and equipment                           2 - 5 years
     Furniture and fixtures                            3 - 5 years
     Leasehold improvements                            Lease term
     Buildings*                                        15-20 years

*Useful lives for buildings in China and Scotland are 30 years and 50 years, respectively.

(e) Other Assets: Other assets consist of intangible assets, including intellectual property rights, goodwill and debt issuance costs. Intangible assets are amortized using the straight-line method, over the expected life of the asset - ten years for intellectual property rights and goodwill. Debt issuance costs related to the zero-coupon convertible senior notes are amortized using the effective interest method over seven years. Debt issuance costs related to the senior notes are amortized using the straight-line method, which does not differ materially from the effective interest method, over the debt term of ten years.

(f) Impairment of Long-Lived Assets: Solectron reviews property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of property and equipment is measured by comparison to its carrying amount, including the unamortized portion of goodwill allocated to the property and equipment, to future net cash flows the property and equipment are expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the property and equipment, including the allocated goodwill, if any, exceeds its fair market value. Solectron assesses the recoverability of enterprise-level goodwill by determining whether the unamortized goodwill balance can be recovered through undiscounted future net cash flows of the acquired operation. The amount of enterprise-level goodwill impairment, if any, is measured based on projected discounted future net cash flows using a discount rate reflecting the Company's average cost of funds. To date, no adjustments to the carrying value of the Company's long-lived assets have been required.

(g) Income Taxes: Solectron uses the asset and liability method of accounting for income taxes. Deferred tax assets and liabilities are recognized for the future consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. When necessary, a valuation allowance is recorded to reduce tax assets to an amount for which realization is more likely than not. The effect of changes in tax rates is recognized in the period in which the rate change occurs.

(h) Net Income Per Share: Basic net income per share is calculated using the weighted-average number of common shares outstanding during the period. Diluted net income per share is calculated using the weighted-average number of common shares plus dilutive potential common shares outstanding during the period. Potential common shares consist of stock options that are computed using the treasury stock method and shares issuable upon conversion of Solectron's outstanding convertible notes computed using the as-if-converted method. Share and per-share data presented reflect the two-for-one stock split effective February 24, 1999.

(i) Revenue Recognition: Solectron recognizes revenue upon shipment of product to its customers.

(j) Employee Stock Plans: Solectron accounts for its stock option plans and its Employee Stock Purchase Plan using the intrinsic value method.

(k) Foreign Currency: For foreign subsidiaries using the local currency as their functional currency, assets and liabilities are translated at exchange rates in effect at the balance sheet date and income and expenses are translated at average exchange rates. The effects of these translation adjustments are reported in other comprehensive income. Exchange gains and losses arising from transactions denominated in a currency other than the functional currency of the entity involved and remeasurement adjustments for foreign operations where the U.S. dollar is the functional currency are included in income. To date, the effect of such amounts on net income has not been material.

(l) Derivatives: Gains and losses on foreign currency forward exchange contracts designated as hedges of assets and liabilities are included in income concurrently with the offsetting losses and gains on the related balance sheet items. Gains and losses on hedges of firm commitments are deferred and included in the basis of the transaction when it occurs.

(m) Year End: Solectron's financial reporting year ends on the last Friday in August. Fiscal years 1999, 1998 and 1997 each contained 52 weeks. For purposes of presentation in the accompanying financial statements and notes, Solectron has indicated its accounting years as ending on August 31.

Solectron's subsidiaries, Solectron Texas, Inc. (Texas) and Solectron Brasil, Ltda. (Brazil), report their results one month in arrears. Solectron's consolidated financial position as of August 31, 1999 and 1998, include the financial position of the Texas and Brazil operations as of July 31, 1999 and 1998. Similarly, Solectron's consolidated results of operations and cash flows for the years ended August 31, 1999 and 1998, include the results of operations and cash flows of the Texas and Brazil operations for the twelve-month periods ended July 31, 1999 and 1998. Solectron's consolidated results of operations and cash flows for the year ended August 31, 1997, include the results of operations and cash flows of the Texas operation for the twelve-month period ended July 31, 1997.

(n) Recent Accounting Pronouncements: Effective in the first quarter of fiscal 1999, Solectron adopted Statement of Financial Accounting Standards No. 130 (SFAS No. 130), "Reporting Comprehensive Income," which requires the Company to report and display certain information related to comprehensive income. Comprehensive income includes net income and other comprehensive income. Other comprehensive income is classified separately into foreign currency items, minimum pension liability adjustments, and unrealized gains and losses on certain investments in debt and equity securities. The adoption of SFAS No. 130 had no impact on Solectron's financial position, results of operations or cash flows.

Effective in the first quarter of fiscal 1999, Solectron adopted the American Institute of Certified Public Accountants (AICPA) Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 provides guidance on accounting for the costs of computer software developed or obtained for internal use and for determining when specific costs should be capitalized and when they should be expensed. The impact of adopting SOP 98-1 was not significant to Solectron's financial position, results of operations or cash flows.

In April 1998, the AICPA issued SOP 98-5, "Reporting on the Costs of Start-Up Activities." SOP 98-5 requires that all start-up costs related to new operations must be expensed as incurred. In addition, all start-up costs that were capitalized in the past must be written off when SOP 98-5 is adopted. Solectron expects that the adoption of SOP 98-5 will not have a material impact on its financial position, results of operations or cash flows. Solectron will be required to implement SOP 98-5 in the first quarter of fiscal 2000.

In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities. Solectron anticipates that the adoption of SFAS No. 133 will not have a material impact on its financial position, results of operations or cash flows. Implementation of this standard has recently been delayed by the FASB for a 12-month period. Solectron will now adopt SFAS No. 133 in the first quarter of fiscal 2001.

(o) Reclassifications: Certain prior year amounts have been reclassified to conform to the 1999 presentation.

Note 2. Cash, Cash Equivalents and Short-Term Investments

Cash, cash equivalents and short-term investments as of August 31, 1999 and 1998, consisted of the following:

                                        Cash and Cash        Short-Term
                                         Equivalents         Investments
                                         -----------         -----------
                                                  (in millions)
1999
--------------------------
Cash                                      $  167.3            $     -
Money market funds                           119.7                 0.7
Certificates of deposit                       55.1                38.8
Market auction securities                     16.2                  -
U.S. government securities                   582.6               226.0
Corporate obligations                        312.3                97.3
Other                                         72.4                  -
                                          --------            --------
  Total                                   $1,325.6            $  362.8
                                          ========            ========
1998
--------------------------
Cash                                      $   91.5            $     -
Money market funds                            74.2                  -
Certificates of deposit                        0.1                11.4
Market auction securities                      0.8                  -
U.S. government securities                    27.8                47.1
Corporate obligations                          6.0                17.5
Municipal obligations                          5.4                  -
Other                                         19.4                 7.6
                                          --------            --------
  Total                                   $  225.2            $   83.6
                                          ========            ========


Short-term investments are carried at fair market value, which approximates cost. As of August 31, 1999 and 1998, unrealized gains and losses were not significant. Realized gains and losses for the fiscal years ended August 31, 1999, 1998 and 1997 were not significant. As of August 31, 1999, approximately 93% of Solectron's short-term investments mature in one year or less, with the remainder maturing in less than two years.

Note 3.  Inventories

Inventories as of August 31, 1999 and 1998, consisted of:

                                             1999             1998
                                           --------         --------
                                                 (in millions)

     Raw materials                         $   789.6        $  577.8
     Work-in-process                           211.1           168.3
     Finished goods                             79.4            42.4
                                            --------        --------
       Total                                $1,080.1        $  788.5
                                            ========        ========

Note 4.  Property and Equipment

Property and equipment as of August 31, 1999 and 1998, consisted of:

                                              1999             1998
                                            --------         --------
                                                  (in millions)

     Land                                   $   24.3         $   23.1
     Buildings and improvements                136.0             94.0
     Leasehold improvements                     61.4             46.6
     Factory equipment                         674.5            519.4
     Computer equipment and software           154.4             81.7
     Furniture, fixtures and other              44.3             36.6
     Construction-in-progress                   92.0             58.4
                                            --------         --------
                                             1,186.9            859.8
     Less accumulated depreciation
      and amortization                         533.3            411.8
                                            --------         --------
     Net property and equipment             $  653.6         $  448.0
                                            ========         ========

Note 5.  Lines of Credit

Solectron has available a $100 million unsecured multicurrency revolving line of credit that expires April 30, 2002. Borrowings under the credit facility bear interest, at Solectron's option, at either the bank's prime rate, the London interbank offering rate (LIBOR) plus a margin, or the bank's certificate of deposit (CD) rate plus a margin. The margin under the LIBOR or CD rate options will vary depending on Solectron's Standard & Poor's Corporation and/or Moody's Investor Services, Inc. rating for its long-term senior unsecured debt. This margin was 0.4% at August 31, 1999. Under the credit agreement, the Company must meet certain financial covenants. As of August 31, 1999 and 1998, there were no borrowings outstanding under this line of credit.

Solectron also has approximately $127 million in uncommitted foreign lines of credit and other bank facilities. Borrowings are payable on demand. The interest rates range from the bank's prime lending rate to the bank's prime rate plus 2.0%. As of August 31, 1999, borrowings and guaranteed amounts under these lines of credit were $41 million, which had a weighted-average interest rate of 5.1% per annum.

Solectron had an asset securitization arrangement with a bank under which it might sell up to $220 million of eligible accounts receivable. There were no borrowings outstanding under this arrangement as of August 31, 1999. The securitization arrangement, at Solectron's discretion, was not renewed upon its expiration in September 1999.

Note 6.  Long-Term Debt

Long-term debt at August 31, 1999 and 1998, consisted of (in millions):

                                                   1999         1998
                                                 --------     --------
Zero-coupon convertible senior notes
  due 2019, face value $1,656.0,
  fair value of $1,029.9 in 1999                  $767.6          -
6% subordinated notes due 2006, face value
  $230.0, fair value of $333.5 in 1998
  converted into 13.6 shares of common stock          -        $230.0
7 3/8% senior notes due 2006, face value
  $150.0, fair value of $143.8 in 1999
  and $157.7 in 1998                               149.8        149.8
Other, fair value of $5.2 in 1999 and
  $5.7 in 1998                                       5.2          5.7
                                                  ------       ------
 Total long-term debt                             $922.6       $385.5
                                                  ======       ======

In January 1999, Solectron issued 1,656,000 zero-coupon convertible senior notes to qualified institutional investors in a private placement at an issue price of $452.89 per note which resulted in gross proceeds of approximately $750 million. These notes are unsecured and unsubordinated indebtedness with a maturity value aggregating $1.656 billion. There will be no interest payment prior to maturity. Each note has a yield of 4% with a maturity value of $1,000 on January 27, 2019. Solectron is amortizing the issue discount using the effective interest method over the term of the notes. Each note is convertible at any time by the holder at a conversion rate of 7.472 shares per note, adjusted for the two-for-one stock split effective February 24, 1999. Holders may require Solectron to purchase all or a portion of their notes on January 27, 2002, and January 27, 2009, at a price of $510.03 and $672.97 per note, respectively. Also, each holder may require Solectron to repurchase all or a portion of such holder's notes upon a change in control of Solectron occurring on or before January 27, 2002. Solectron, at its option, may redeem all or a portion of the notes at any time on or after January 27, 2003. In addition, Solectron filed with the Securities Exchange Commission a registration statement for resales of the notes and the common stock issuable upon conversion. Such registration statement was declared effective in June 1999.

In February 1996, Solectron issued convertible subordinated notes for an aggregate principal amount of $230 million. The notes were in denominations of and had a maturity value of $1,000 each, payable on March 1, 2006. Interest was payable semiannually at 6%. Each note was convertible at any time by the holder into shares of common stock at a conversion price of $16.90 per share as adjusted for the two-for-one stock split effective February 24, 1999. The notes were redeemable at the option of Solectron beginning on March 3, 1999. During February and March 1999, all of the convertible subordinated notes were voluntarily converted into 13.6 million shares of common stock.

In March 1996, Solectron issued $150 million aggregate principal amount of senior notes. These notes are in denominations of and have a maturity value of $1,000 each and are due on March 1, 2006. Interest is payable semiannually at a rate of 7 3/8% per annum. The notes may not be redeemed prior to maturity.

Note 7.  Financial Instruments

Fair Value of Financial Instruments

The fair value of Solectron's cash, cash equivalents, accounts receivable and accounts payable approximates the carrying amount due to the relatively short maturity of these items. The fair value of Solectron's short-term investments (see Note 2) is determined based on quoted market prices. The fair value of Solectron's long-term debt (see Note 6) is determined based on broker trading prices.

Derivatives

Solectron enters into forward exchange contracts to hedge foreign currency exposures on a continuing basis for periods consistent with its committed exposures. These transactions generally do not expose Solectron to risk of accounting loss because gains and losses on these contracts offset losses and gains on the assets, liabilities and transactions being hedged. The counterparties to these contracts expose Solectron to credit-related losses in the event of nonperformance. However, the counterparties to these contracts are substantial and creditworthy multinational commercial banks. The risk of counterparty nonperformance associated with these contracts is remote. Since these contracts generally have maturities of less than three months, the amounts of unrealized gains and losses are immaterial. Foreign currency forward exchange contracts outstanding totaled $66.0 million at the end of fiscal year 1999 and $31.3 million at the end of fiscal year 1998. These contracts were originated by Solectron's international subsidiaries primarily for the purchase and sale of European currencies, U.S. dollar, Malaysian ringgit and Japanese yen to mitigate foreign currency exposures.

Business and Credit Concentrations

Financial instruments that potentially subject Solectron to concentrations of credit risk consist of cash, cash equivalents, short-term investments and trade accounts receivable. Solectron's cash, cash equivalents and short-term investments are managed by recognized financial institutions which follow the Company's investment policy. Such investment policy limits the amount of credit exposure in any one issue and the maturity date of the investment securities that typically comprise investment grade short-term debt instruments. Concentrations of credit risk in accounts receivable resulting from sales to major customers are discussed in Note 13. Solectron generally does not require collateral for sales on credit. The Company also closely monitors extensions of credit and has not experienced significant credit losses in the past.

Note 8.  Commitments

Solectron leases various facilities under operating lease agreements. The facility leases expire at various dates through 2008. All such leases require Solectron to pay property taxes, insurance and normal maintenance costs. Payments of some leases are periodically adjusted based on LIBOR rates. Certain leases for Solectron's facilities, including Milpitas and San Jose, California; Everett, Washington; Suwanee, Georgia; and Columbia, South Carolina, provide Solectron with an option at the end of the lease term of either acquiring the property at its original cost or arranging for the property to be acquired. For these leases, Solectron is contingently liable under a first loss clause for a decline in market value of such leased facilities up to 85% of the original costs, or approximately $129 million in total as of August 31, 1999, in the event Solectron does not purchase the properties at the end of the respective lease terms. Under such agreements, the Company must also maintain compliance with financial covenants similar to its credit facilities. During September 1999, Solectron entered into another similar facility lease for Milpitas, California, under which the Company is contingently liable up to an additional amount of approximately $21 million for a decline in market value.

In addition, Solectron periodically enters into lease arrangements with third-party leasing companies under which it sells fixed assets and leases them back from the leasing companies. Solectron is accounting for these leases as operating leases.

Future minimum payments related to lease obligations, including the $129 million contingent liability discussed above, are $66.3 million, $52.7 million, $89.1 million, $57.2 million and $67.7 million in each of the years in the five-year period ending August 31, 2004, and an aggregate $3.0 million for periods after that date. Rent expense was $83.0 million, $33.3 million and $22.9 million for the years ended August 31, 1999, 1998 and 1997, respectively.

Note 9.  Retirement Plans

Solectron has various retirement plans that cover a significant number of its associates. The major pension plans are defined contribution plans, which provide pension benefits in return for services rendered, provide an individual account for each participant, and have terms that specify how contributions to the participant's account are to be determined rather than the amount of pension benefits the participant is to receive. Contributions to these plans are based on varying percentages of each participant's base salary. Solectron's expense for the defined contribution plans totaled $9.5 million, $4.5 million and $3.0 million in 1999, 1998 and 1997, respectively.

Note 10. Income Taxes

The components of income taxes for the fiscal years ended August 31, 1999, 1998 and 1997, were as follows (in millions):

                                       1999         1998         1997
                                      ------       ------       ------
     Current:
       Federal                        $ 68.8       $ 74.2       $ 62.6
       State                            13.0         15.3         10.9
       Foreign                          20.2         14.6          5.9
                                      ------       ------       ------
                                       102.0        104.1         79.4
                                      ------       ------       ------
     Deferred:
       Federal                          (1.3)        (7.8)        (8.8)
       State                             1.8         (1.6)        (1.1)
       Foreign                           5.1         (3.8)          -
                                      ------       ------       ------
                                         5.6        (13.2)        (9.9)
                                      ------       ------       ------
     Charge in lieu of taxes
       attributable to employee
       stock plans                      30.8          9.3         10.8
                                      ------       ------       ------
           Total                      $138.4       $100.2       $ 80.3
                                      ======       ======       ======

The overall effective income tax rate (expressed as a percentage of financial statement income before income taxes) varied from the U.S. statutory income tax rate for the fiscal years ended August 31, 1999, 1998 and 1997, as follows:

                                          1999         1998       1997
                                        -------      -------     ------
     Federal tax rate                     35.0%        35.0%      35.0%
     State income tax, net of federal
      tax benefit                          3.0          3.2        3.1
     Income of international subsidiaries
      taxed at different rates             1.0         (0.9)       0.2
     Tax holiday                          (7.0)        (7.1)      (3.8)
     Other                                  -           3.3       (0.8)
                                          ----         ----       ----
     Effective income tax rate            32.0%        33.5%      33.7%
                                          ====         ====       ====

The tax effects of temporary differences that gave rise to significant portions of deferred tax assets and liabilities as of August 31, 1999 and 1998, were as follows (in millions):

                                            1999           1998
                                           ------         ------
     Deferred tax assets:
      Accruals, allowances and reserves    $ 13.5         $ 18.7
      State income tax                        4.4            6.1
      Acquired intangible assets              3.3            1.9
      Net undistributed profits of
       subsidiaries                           2.8            2.2
      Plant and equipment                     4.1            5.9
      Net operating loss carryover            7.2             -
      Other                                   4.1            3.4
                                           ------         ------
     Total deferred tax assets               39.4           38.2
                                           ------         ------
     Deferred tax liabilities:
      Other                                  (2.7)          (0.3)
                                           ------         ------
     Total deferred tax liabilities          (2.7)          (0.3)
                                           ------         ------
     Net deferred tax assets               $ 36.7         $ 37.9
                                           ======         ======

Based on Solectron's historical operating income, management believes it is more likely than not that the Company will realize the benefit of the deferred tax assets recorded. Accordingly, Solectron has not established any valuation allowance.

Worldwide income before income taxes for the fiscal years ended August 31, 1999, 1998 and 1997, consisted of the following (in millions):

                                        1999        1998        1997
                                       ------      ------      ------
     U.S.                              $287.9      $217.0      $198.0
     Non-U.S.                           144.4        82.0        40.4
                                       ------      ------      ------
        Total                          $432.3      $299.0      $238.4
                                       ======      ======      ======

Cumulative undistributed earnings of the international subsidiaries amounted to $336.6 million as of August 31, 1999, of which approximately $313.7 million is intended to be permanently reinvested. The amount of income tax liability that would result had such earnings been repatriated is estimated to be approximately $76.6 million.

Solectron has been granted a tax holiday for its Malaysian sites which is effective through January 31, 2002, subject to certain conditions. Solectron has also been granted various tax holidays in China, which are effective for various terms and are subject to certain conditions.

Note 11.  Stockholders' Equity

Issuance of Common Stock

In August 1999, Solectron sold, through an underwritten public offering, 17 million shares of common stock which generated net proceeds of approximately $1.1 billion.

Stock Split

Effective February 24, 1999, Solectron completed a two-for-one stock split effected as a stock dividend. All references to share and per-share data have been retroactively adjusted to reflect the stock split.

Pro Forma Fair Value Disclosures

Solectron accounts for its employee stock plans, which consist of fixed stock option plans and an Employee Stock Purchase Plan, using the intrinsic value method under APB No. 25. No compensation expense related to these plans has been recognized in the Company's financial statements. The table below sets out the pro forma amounts of net income and net income per share that would have resulted for the fiscal years ended August 31, 1999, 1998 and 1997, if Solectron accounted for its employee stock plans under the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation."

                                      1999          1998          1997
                                    --------      --------      --------
                                    (in millions, except per share data)

     Net income      As reported     $293.9        $198.8        $158.1
                     Pro forma       $259.5        $176.9        $145.8

     Net income per share:
     Basic           As reported      $1.19         $0.86         $0.71
                     Pro forma        $1.05         $0.76         $0.65

     Diluted         As reported      $1.13         $0.82         $0.69
                     Pro forma         1.01         $0.74         $0.63

For purposes of computing pro forma net income, the fair value of each option grant and Employee Stock Purchase Plan purchase right is estimated on the date of grant using the Black-Scholes option pricing model. The assumptions used to value the option grants and purchase rights are stated below.

                          1999              1998              1997
                      ------------      ------------     -------------
Expected life of
 options               3.5 years           4 years         4.3 years
Expected life of
 purchase rights        3 months          3 months          3 months
Volatility                 48%               44%               40%
Risk-free interest
 rate                 4.5% to 5.7%      5.1% to 5.9%      5.2% to 6.5%
Dividend yield            zero              zero              zero

Options vest over several years and new option grants are generally made each year. In addition, the pro forma disclosures required by SFAS No. 123 are effective for options granted after the Company's fiscal year 1995. Accordingly, the pro forma amounts shown above may not be representative of the pro forma effect on reported net income in future years.

Stock Option Plans

Solectron's stock option plans provide for grants of options to associates to purchase common stock at the fair market value of such shares on the grant date. The options vest over a four-year period beginning generally on the grant date. The term of the options is five years for options granted prior to November 17, 1993, and seven years for options granted thereafter. In connection with the acquisition of Force Computers, Inc. in November 1996, Solectron assumed all options outstanding under the Force option plan. Options under the Force plan generally vest over a four-year period beginning on the grant date and have a ten-year term. No further options may be granted under the Force plan.

A summary of stock option activity under the plans for the fiscal years ended August 31, 1999, 1998 and 1997, follows (in millions, except per share data):

                       1999               1998               1997
                 -----------------  -----------------  -----------------
                          Weighted           Weighted           Weighted
                  Number   Average   Number   Average   Number   Average
                    of    Exercise     of    Exercise     of    Exercise
                  Shares    Price    Shares    Price    Shares    Price
                 -------  --------  -------  --------  -------  --------
Outstanding,
 beginning of year 18.9    $13.47     20.5    $ 9.50     18.8    $ 7.41
Granted             6.1    $35.80      5.3    $22.43      6.8    $13.41
Assumed from
 Force plan          -        -         -        -        1.7    $ 1.10
Exercised          (4.6)   $10.59     (5.6)   $ 7.41     (6.0)   $ 4.88
Canceled           (1.0)   $22.01     (1.3)   $14.08     (0.8)   $10.52
                 -------            -------            -------
Outstanding,
 end of year       19.4    $20.64     18.9    $13.47     20.5    $ 9.50
                 =======            =======            =======
Exercisable
 at year-end       10.0    $14.40      9.5    $10.36     10.4    $ 7.93
                 =======            =======            =======
Weighted-average
 fair value of
 options granted
 during the year           $15.16             $ 9.31             $ 5.62

Information regarding the stock options outstanding at August 31, 1999, is summarized in the table below (in millions, except number of years and per share data).

                          Outstanding                   Exercisable
                ---------------------------------  ---------------------
                             Weighted
                              Average    Weighted               Weighted
   Range of                  Remaining   Average                Average
   Exercise     Number of   Contractual  Exercise   Number of   Exercise
    Prices       Shares        Life       Price      Shares      Price
-------------   ---------   -----------  --------   ---------   --------
$ 0.66-$ 2.57*        0.2    6.62 years    $ 2.05         0.1     $ 1.94
$ 6.66-$ 9.50         3.8    2.58 years    $ 8.44         3.7     $ 8.42
$10.19-$11.97         3.5    3.40 years    $11.56         2.5     $11.52
$12.25-$21.91         4.8    4.81 years    $18.64         2.3     $18.10
$23.38-$26.59         4.6    5.97 years    $25.80         1.0     $25.65
$33.13-$52.13         2.2    6.34 years    $43.02         0.4     $40.41
   $72.19             0.3    6.88 years    $72.19          -      $72.19
                ---------                           ---------
$ 0.66-$72.19        19.4    4.62 years    $20.64        10.0     $14.40
                =========                           =========

--------------
*Options in this range of exercise prices represent the options assumed in connection with the acquisition of Force.

A total of 32.0 million shares of common stock remain reserved for issuance under the plans as of August 31, 1999.

On December 1, of each year, each independent member of Solectron's Board of Directors is granted an option to purchase 6,000 shares of common stock at the fair market value on such date. These options vest over one year.

Employee Stock Purchase Plan

Under Solectron's Employee Stock Purchase Plan (the Purchase Plan), associates meeting specific employment qualifications are eligible to participate and can purchase shares quarterly through payroll deductions at the lower of 85% of the fair market value of the stock at the commencement or end of the offering period. The Purchase Plan permits eligible associates to purchase common stock through payroll deductions for up to 10% of qualified compensation. As of August 31, 1999, 3.7 million shares remain available for issuance under the Purchase Plan.

The weighted-average fair value of the purchase rights granted in fiscal 1999, 1998 and 1997 was $9.67, $4.99 and $2.96, respectively.

Note 12. Segment and Geographic Information

Solectron provides integrated supply-chain solutions that span the entire product life cycle - from technology, to manufacturing, to global services. The Company has 23 manufacturing facilities in the Americas, Europe and Asia regions to serve these similar customers. Solectron is operated and managed geographically. Each region has its own president and support staff. Solectron's management uses an internal management reporting system, which provides important financial data, to evaluate performance and allocate Solectron's resources on a geographic basis. Intersegment adjustments are related primarily to intersegment sales that are generally recorded at prices that approximate arm's length transactions. Certain corporate expenses are allocated to these operating segments and are included for performance evaluation. Some amortization expenses are also allocated to these operating segments, but the related intangible assets are not allocated. The accounting policies for the segments are the same as for Solectron taken as a whole. Solectron has three reportable operating segments: the Americas, Europe and Asia. Information about the operating segments for the fiscal years ended August 31, 1999, 1998 and 1997, was as follows:

                                   1999          1998           1997
                                 --------      --------       --------
                                            (in millions)
Net sales:
  Americas                       $6,258.5      $3,698.5       $2,751.7
  Europe                          1,215.6         909.9          572.0
  Asia                            1,077.0         708.6          412.0
  Intersegment adjustments         (159.7)        (28.7)         (41.3)
                                 --------      --------       --------
                                 $8,391.4      $5,288.3       $3,694.4
                                 ========      ========       ========

Depreciation and amortization:
  Americas                       $  113.6      $   73.4      $    65.2
  Europe                             24.4          22.8           18.7
  Asia                               35.6          21.8           19.0
  Corporate                           9.6           6.2            1.7
                                 --------      --------       --------
                                 $  183.2      $  124.2       $  104.6
                                 ========      ========       ========

Interest income:
  Americas                       $   18.6      $   14.2       $    7.4
  Europe                              2.8           3.7            1.6
  Asia                                1.9           1.1            0.7
  Corporate                          37.8          23.8           28.1
  Intersegment adjustments          (31.2)        (18.0)          (9.3)
                                 --------      --------       --------
                                 $   29.9      $   24.8       $   28.5
                                 ========      ========       ========

Interest expense:
 Americas                        $   26.5      $   13.6       $    6.0
 Europe                               7.2           6.1            3.5
 Asia                                 0.1           0.2            0.1
 Corporate                           33.8          22.9           26.4
 Intersegment adjustments           (31.1)        (18.0)          (9.5)
                                 --------      --------       --------
                                 $   36.5      $   24.8       $   26.5
                                 ========      ========       ========

Pre-tax income:
  Americas                       $  392.7      $  236.1       $  219.0
  Europe                             36.8          27.7            8.6
  Asia                               78.7          54.1           24.8
  Corporate                        ( 75.9)        (18.9)         (14.0)
                                 --------      --------       --------
                                 $  432.3      $  299.0       $  238.4
                                 ========      ========       ========

                                   1999          1998           1997
                                 --------      --------       --------
Capital expenditures:
  Americas                       $  268.4      $  137.0       $  104.4
  Europe                             47.2          46.2           26.4
  Asia                               80.7          50.6           50.5
  Corporate                          29.5          10.6            6.9
                                 --------      --------       --------
                                 $  425.8      $  244.4       $  188.2
                                 ========      ========       ========

Total assets:
  Americas                       $2,492.8      $1,545.0       $  982.6
  Europe                            491.7         464.5          307.3
  Asia                              480.1         331.6          229.1
  Corporate                       2,317.9         659.9          593.3
  Intersegment adjustments         (947.8)       (590.5)        (235.9)
                                 --------      --------       --------
                                 $4,834.7      $2,410.5       $1,876.4
                                 ========      ========       ========

The following enterprise-wide information is provided in accordance with SFAS No. 131. Geographic net sales information reflects the destination of the product shipped. Long-lived assets information is based on the physical location of the asset. For major customer information, the Company's operating segments contributed various percentages aggregating up to 10% or more of consolidated net sales for such customers identified in Note 13.

                                   1999           1998          1997
                                 --------       --------      --------
                                             (in millions)
  Net sales derived from:
    PCB assembly                 $6,643.0       $4,283.5      $3,325.0
    Systems build                 1,748.4        1,004.8         369.4
                                 --------       --------      --------
                                 $8,391.4       $5,288.3      $3,694.4
                                 ========       ========      ========
  Geographic net sales:
    United States                $5,766.0       $3,838.9      $2,862.9
    Europe                        1,675.4        1,067.2         580.5
    Asia and other                  950.0          382.2         251.0
                                 --------       --------      --------
                                 $8,391.4       $5,288.3      $3,694.4
                                 ========       ========      ========
  Long-lived assets:
    United States                $  467.5       $  269.6      $  208.8
    Europe                           87.9           82.8          59.5
    Asia and other                  285.2          170.6         108.5
                                 --------       --------      --------
                                 $  840.6       $  523.0      $  376.8
                                 ========       ========      ========

Note 13.  Major Customers

Net sales to major customers as a percentage of consolidated net sales were as follows:

                                        1999      1998      1997
                                       ------    ------    ------
    Cisco Systems, Inc. (Cisco)          12%       11%        *
    Hewlett-Packard Company (HP)         11%       14%       14%
    Sun Microsystems, Inc. (Sun)          *        11%        *
    Nortel Networks, Inc. (formerly
     Bay Networks, Inc.)                  *         *        10%
    ---------------------------
    * net sales less than 10%

Solectron has concentrations of credit risk due to sales to these and other Solectron's significant customers. In particular, Hewlett-Packard Company accounts for approximately 10% of total accounts receivable at August 31, 1999. The concentration of credit risk is intensified because the majority of Solectron's customers are in the same industry. The Company considers its concentrations of credit risk in establishing the reserves for bad debt and believes that such reserves are adequate.

Note 14. Purchase of Assets

In October 1998, Solectron acquired the wireless telephone manufacturing assets, primarily inventory and fixed assets, of Mitsubishi Consumer Electronics America, Inc.'s (MCEA) Cellular Mobile Telephone (CMT) division in Braselton, Georgia. MCEA was a subsidiary of Mitsubishi Electric Corporation (Mitsubishi). The acquisition was accounted for as a purchase of assets, and the purchase price of approximately $25 million was allocated to the assets acquired based on their relative fair values at the date of acquisition. Under the terms of the agreement, the Company will provide MCEA-CMT with a full range of manufacturing services for five years, including NPI management, PCB assembly and full systems assembly for MCEA's branded and private-label cellular products sold in North America.

In February 1999,  Solectron  acquired IBM's  Electronic  Card Assembly and Test
(ECAT) manufacturing assets, primarily inventory, in Austin, Texas. Additionally, Solectron acquired the non-exclusive rights to use certain IBM intellectual property for approximately $53 million. The total purchase price for the manufacturing assets and intellectual property rights was approximately $83 million, subject to adjustment. The transaction was accounted for as a purchase of assets, and the purchase price was allocated to the assets acquired based on the relative fair values of the assets at the date of acquisition. Under the terms of the agreements, Solectron will provide assembly for motherboards used in IBM's mobile computer products manufactured worldwide for the next three years. Solectron will also provide IBM's worldwide design teams a full range of integrated NPI services.

In August 1999, Solectron acquired the manufacturing assets, primarily inventory, of Trimble Navigation Limited (Trimble) in Sunnyvale, California, and assumed full manufacturing responsibility of Trimble's Global Positioning System
(GPS) and related radio frequency (RF) technology products for the next three years. Additionally, Solectron acquired certain intellectual property rights related to RF technology for approximately $11 million. The total purchase price for the transaction was approximately $27 million, subject to adjustment. The acquisition was accounted for as a purchase of assets, and the purchase price was allocated to the acquired assets based on the relative fair values of the assets at the date of acquisition.

Note 15. Business Combinations

In July 1999, Solectron issued approximately 260,000 shares of common stock to acquire all of the outstanding capital stock of Sequel, Inc. (Sequel). Sequel is a privately held corporation specializing in notebook computer and liquid crystal display repair service and support. This transaction was accounted for under the purchase method of accounting. The consolidated financial statements include the operating results of Sequel from the date of acquisition. The total purchase price was approximately $17.8 million, subject to adjustments. The acquisition was accounted for as a purchase of a business resulting in goodwill of approximately $4 million. Pro forma results of operations are not presented because the effect of this acquisition is not significant.

Note 16. Net Income per Share

The following table sets forth the computation of basic and diluted net income per share.

                                              Years Ended August 31,
                                          ------------------------------
                                            1999       1998       1997
                                          --------   --------   --------
                                                   (in millions
                                              except per share data)

Net income - basic                         $293.9     $198.8     $158.1

 Interest expense from convertible
  subordinated notes, net of taxes            5.0        9.6        -
                                           ------     ------     ------
Net income - diluted                       $298.9     $208.4     $158.1
                                           ======     ======     ======

Weighted average shares - basic             246.3      231.7      223.0

  Common stock equivalents-stock options     10.3        7.8        7.6
  Common shares issuable upon assumed
   conversion of convertible subordinated
   notes                                      6.9       13.6         -
                                           ------     ------     ------
Weighted average shares - diluted           263.5      253.1      230.6
                                           ======     ======     ======

Net income per share - basic               $ 1.19     $ 0.86     $ 0.71
                                           ======     ======     ======

Net income per share - diluted             $ 1.13     $ 0.82     $ 0.69
                                           ======     ======     ======

When the exercise price of an option to purchase common stock is greater than the average fair market price of the period, such option is not included for the calculation because the effect would have been antidilutive. During fiscal 1999, the exercise prices for 1.3 million options were greater than the average fair market value of $46.02. During fiscal 1998, the exercise prices for 4.2 million options were greater than the average fair market value of $21.26. At August 31, 1997, the exercise prices for 0.9 million options were greater than the average fair market value of $14.80.

In addition, the calculation for the year ended August 31, 1999 did not include the 12.4 million common shares issuable upon conversion of the zero-coupon senior notes as they would have been antidilutive. The calculation for the year ended August 31, 1997, did not include the 13.6 million common shares issuable upon conversion of the convertible subordinated notes as they would have been antidilutive.

Note 17. Subsequent Events

In September 1999, Solectron signed a definitive merger agreement with SMART Modular Technologies, Inc. (SMART) to exchange approximately 23 million shares of Solectron common stock for all of the outstanding common stock and stock options of SMART. SMART is a designer and manufacturer of memory modules and memory cards, embedded computers and I/O products. Under the terms of the agreement, the shareholders of SMART will receive 0.51 shares of Solectron common stock for each share of SMART stock. The transaction is expected to be accounted for under the pooling of interests method. Solectron and SMART expect to complete the merger by the end of calendar year 1999. Completion of the merger is subject to the approval of SMART's shareholders, applicable government approvals and various conditions of closing.

INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Solectron Corporation:

We have audited the accompanying consolidated balance sheets of Solectron Corporation and subsidiaries as of August 31, 1999 and 1998, and the related consolidated statements of income, stockholders' equity, comprehensive income and cash flows for each of the years in the three-year period ended August 31, 1999. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the Index at
Item 14(a)(2). These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Solectron Corporation and subsidiaries as of August 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended August 31, 1999, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                                    KPMG LLP

Mountain View, California
September 13, 1999

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          Not applicable.



                                    PART III


ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

The information required by Item 10 regarding our directors is incorporated by reference from the information under the caption "Election of Directors" in Solectron's definitive Proxy Statement. The information required by Item 10 regarding our executive officers appears immediately following Item 4 under Part I of this Report.


ITEM 11:   EXECUTIVE COMPENSATION

The information required by item 11 of Form 10-K is incorporated by reference to the information contained in the section captioned "Executive Officer Compensation" of Solectron's definitive Proxy Statement (Notice of Annual Meeting of Stockholders) for the fiscal year ended August 31, 1999 to be held on January 11, 2000 which we will file with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this report.


ITEM 12:   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
           AND MANAGEMENT

Information regarding this item is incorporated herein by reference from the section entitled "Security Ownership of Certain Beneficial Owners and Management" in Solectron's definitive Proxy Statement (Notice of Annual Meeting of Stockholders) for the fiscal year ended August 31, 1999.


ITEM 13:   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information with respect to this item is incorporated herein by reference from the section entitled "Certain Relationships and Related Transactions" in
Solectron's definitive Proxy Statement (Notice of Annual Meeting of Stockholders) for the fiscal year ended August 31, 1999.

                                     PART IV

ITEM 14:   EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON
           FORM 8-K

(a) 1.   Financial  Statements.  The financial  statements  listed in Item 8:
         FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA, above are filed as part of this Annual Report on Form 10-K, beginning on page 37.

    2.   Financial  Statement  Schedule.  The financial  statement Schedule II -
         VALUATION AND QUALIFYING ACCOUNTS is filed as part of this annual report on Form 10-K, at page 65.

    3. Exhibits. The exhibits listed in the accompanying Index to Exhibits are filed as part of this Annual Report on Form 10-K.

(b)      Reports on Form 8-K.

         On July 30, 1999, Solectron filed a Current Report on Form 8-K regarding an Underwriting Agreement entered with Merrill, Lynch, Pierce, Fenner & Smith Incorporated ("Merrill Lynch") providing for the sale of up to $1,200,000,000 of shares of Solectron's Common Stock.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           SOLECTRON CORPORATION
                                           (Registrant)

Date: November 19, 1999                     By  /s/  Koichi Nishimura
                                            ----------------------------
                                           (Koichi Nishimura, President,
                                           Chief Executive Officer and
                                           Chairman of the Board)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name                         Title                   Date
--------------------------   ---------------------   -----------------

 /s/ Koichi Nishimura        President, Chief
 Koichi Nishimura, Ph.D.     Executive Officer,
                             and Chairman of the
                             Board                    November 19, 1999

 /s/ Susan Wang              Chief Financial
 Susan S. Wang               Officer (Principal
                             Financial and
                             Accounting Officer),
                             Senior Vice President
                             and Corporate Secretary  November 19, 1999

/s/ Winston H. Chen          Director                 November 19, 1999
Winston H. Chen, Ph.D.

/s/ Richard A. D'Amore       Director                 November 19, 1999
Richard A. D'Amore

/s/ Charles A. Dickinson     Director                 November 19, 1999
Charles A. Dickinson

/s/ Heinz Fridrich           Director                 November 19, 1999
Heinz Fridrich

/s/ Philip V. Gerdine        Director                 November 19, 1999
Philip V. Gerdine, Ph.D.

/s/ William A. Hasler        Director                 November 19, 1999
William A. Hasler

/s/ Kenneth E. Haughton      Director                 November 19, 1999
Kenneth E. Haughton, Ph.D.

/s/ Paul R. Low              Director                 November 19, 1999
Paul R. Low, Ph.D.

/s/ Osamu Yamada             Director                 November 19, 1999
Osamu Yamada

                     SOLECTRON CORPORATION AND SUBSIDIARIES
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                  (in millions)


                                    Amounts
                        Balance at  Charged                  Balance at
                        Beginning      To                       End
Description             of Period  Operations  (Deductions)  Of Period
----------------------  ---------  ----------  ------------  ----------

Year ended August 31, 1999:
Allowance for doubtful
  accounts receivable      $4.0        $2.1        $(0.5)        $5.6


Year ended August 31, 1998:
Allowance for doubtful
  accounts receivable      $4.0        $2.3        $(2.3)        $4.0



Year ended August 31, 1997:
Allowance for doubtful
  accounts receivable      $3.0        $2.3        $(1.3)        $4.0

INDEX TO EXHIBITS

Exhibit
Number       Description
-----------  -------------------------------------------------------------------
2.1    [B]   Agreement and Plan of Reorganization, by and among the
             Company, Force Acq. Corp. and Force Computers, Inc. as
             amended.
3.1    [I]   Certificate of Incorporation of the Company.
3.2    [I]   Bylaws of the Company.
10.1   [A]   Preferred Stock Purchase Agreement dated September 29,
             1983,  together with amendments thereto dated February 28, 1984 and
             June 23, 1988.
10.2   [H]   Form of  Indemnification  Agreement between the Company and its officers, directors and certain other key employees.
10.3   [D]   1983 Incentive Stock Option Plan, as amended August 13, 1991.
10.4   [E]   1988 Employee Stock Purchase Plan, as amended October 1992.
10.5   [C]   Amended and Restated 1992 Stock Option Plan.
10.6   [F]   Stock Acquisition Agreement dated August 28, 1993, between the Company and Solectron California Corporation.
10.7   [G]   Lease Agreement between BNP Leasing Corporation, as
             Landlord, and the Company, as Tenant, Effective September 6, 1994.
10.8   [G]   Purchase Agreement,  by and between the Company and BNP Leasing
             Corporation, dated September 6, 1994.
10.9   [G]   Pledge and Security  Agreement,  by and between the Company, as
             Debtor,  and BNP  Leasing  Corporation,  as  Secured  Party,  dated
             September 6, 1994.
10.10  [G]   Assignment and  Assumption  Agreement  between the Company and
             Solectron California Corporation, dated November 9, 1994.
10.11  [G]   Custodial  Agreement  by  and  between  the  Company,   Banque
             Nationale De Paris and BNP Leasing Corporation,  dated September 6,
             1994.
10.12  [H]   Modification  Agreement (First Amendment to Purchase  Agreement
             and Second Amendment to Lease Agreement) by and between the Company and BNP Leasing Corporation, dated May 1, 1997.
10.13  [H]   Credit Agreement between the Company and Bank of America
             National Trust and Savings Association, as Agent and
             Issuing Bank, dated April 30, 1997.
10.14a [I]   Amended  and  Restated  Lease  Agreement  between  BNP Leasing
             Corporation and Solectron Washington, Inc., dated July 1, 1998.
10.14b [I]   Amended and  Restated  Purchase  Agreement  between BNP Leasing
             Corporation and Solectron Washington, Inc., dated July 1, 1998.
10.14c [I]   Amended and Restated  Guaranty from  Solectron  Corporation  in favor of BNP Leasing Corporation, effective as of July 1, 1998.
10.15a [I]   Amended  and  Restated  Lease  Agreement  between  BNP Leasing
             Corporation and Force Computers, Inc., dated July 16, 1998.
10.15b [I]   Amended and  Restated  Purchase  Agreement  between BNP Leasing
             Corporation and Force Computers, Inc., dated July 16, 1998.
10.15c [I]   Amended and Restated  Guaranty from  Solectron  Corporation  in favor of BNP Leasing Corporation, effective as of July 16, 1998.
10.16a [I]   Lease Agreement  between BNP Leasing  Corporation and Solectron
             Georgia Corporation, dated October 20, 1998.
10.16b [I]   Purchase   Agreement  between  BNP  Leasing   Corporation  and
             Solectron Georgia Corporation, dated October 20, 1998.
10.16c [I]   Guaranty  from  Solectron  Corporation  in favor of BNP Leasing
             Corporation, effective as of October 20, 1998.

Exhibit
Number       Description
-----------  -----------------------------------------------------------
10.17  [J]   Agreement and Plan of Reorganization, dated as of September 13,
             1999,  by  and  among   Solectron   Corporation,   SM   Acquisition
             Corporation and SMART Modular Technologies, Inc.
10.18  [J]   Stock Option Agreement,  dated as of September 13, 1999, by and between Solectron Corporation and SMART Modular Technologies.
21.1         Subsidiaries of the Registrant.
23.1         Consent of Independent Auditors.
27.1         Financial Data Schedule



Footnotes:

[A] Incorporated by reference to the Exhibits to the Company's Registration Statement on Form S-1 (File No. 33-22840).
[B] Incorporated by reference to the Exhibits to the Company's Registration Statement on Form S-4 as amended, filed
            November 20, 1996.  (File No. 333-15983).
[C] Incorporated by reference to the Exhibits to Company's Registration Statement on Form S-8 filed April 7, 1999 (File No. 333-75813).
[D]         Incorporated by reference to the Exhibits to Company's
            Registration Statement on Form S-8 (File No. 33-46686).
[E] Incorporated by reference to the Exhibits to Company's Form 10-K for the year ended August 31, 1992.
[F] Incorporated by reference to the Exhibits to Company's Form 10-K for the year ended August 31, 1993.
[G] Incorporated by reference to the Exhibits to Company's Form 10-K for the year ended August 31, 1994.
[H] Incorporated by reference to the Exhibits to Company's Form 10-K for the year ended August 31, 1997.
[I] Incorporated by reference to the Exhibits to the Company's Form 10-Q for the quarter ended February 26, 1999.
[J]         Incorporated   by  reference  to  the  Exhibits  to  the   Company's
            Registration Statement on Form S-4 filed October 14, 1999.