Form 10-Q
period 1999-11-26
SOLECTRON CORP
filed 2000-01-07
CIK 835541

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED NOVEMBER 26, 1999.

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

At December 31, 1999, 296,331,101 shares of Common Stock of the Registrant were outstanding.

                         SOLECTRON CORPORATION

INDEX TO FORM 10-Q


PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets as of
         November 30, 1999 and August 31, 1999                    3

         Condensed Consolidated Statements of Income for
         the three months ended November 30, 1999
         and 1998                                                 4

         Condensed Consolidated Statements of Comprehensive
         Income for the three months ended November 30, 1999
         and 1998                                                 5

         Condensed Consolidated Statements of Cash Flows
         for the three months ended November 30, 1999
         and 1998                                               6 - 7

         Notes to Condensed Consolidated Financial
         Statements                                             8 - 13

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                   14 - 30

Item 3.  Quantitative and Qualitative Disclosures About           31
         Market Risk


PART II. OTHER INFORMATION


Item 1.  Legal Proceedings                                        32

Item 2.  Changes in Securities                                    32

Item 3.  Defaults Upon Senior Securities                          32

Item 4.  Submission of Matters to a Vote of Security Holders      32

Item 5.  Other Information                                        32

Item 6.  Exhibits and Reports on Form 8-K                         32

Signature                                                         33

ITEM 1. FINANCIAL STATEMENTS

                     SOLECTRON CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (In millions)
                                   (Unaudited)

                                             November 30,    August 31,
                                                 1999           1999
ASSETS                                       -----------    -----------
Current assets:
  Cash, cash equivalents and
    short-term investments                    $  1,470.7     $  1,688.4
  Accounts receivable, net                       1,250.8        1,118.3
  Inventories                                    1,495.7        1,080.1
  Prepaid expenses and other
    current assets                                 116.5          107.3
                                              ----------     ----------
    Total current assets                         4,333.7        3,994.1
Net property and equipment                         675.7          653.6
Other assets                                       217.7          187.0
                                              ----------     ----------
Total assets                                  $  5,227.1     $  4,834.7
                                              ==========     ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Short-term debt                             $     29.8     $     21.4
  Accounts payable                               1,129.6          902.6
  Accrued employee compensation                     75.2           88.9
  Accrued expenses                                  55.1           40.4
  Other current liabilities                         83.9           59.9
                                              ----------     ----------
    Total current liabilities                    1,373.6        1,113.2
Long-term debt                                     943.9          922.6
Other long-term liabilities                          9.1            5.8
                                              ----------     ----------
    Total liabilities                            2,326.6        2,041.6
                                              ----------     ----------
Commitments

Stockholders' equity:
  Common stock                                       0.3            0.3
  Additional paid-in capital                     1,935.5        1,910.1
  Retained earnings                              1,069.2          971.2
  Accumulated other comprehensive losses          (104.5)         (88.5)
                                              ----------     ----------
     Total stockholders' equity                  2,900.5        2,793.1
                                              ----------     ----------
Total liabilities and
  stockholders' equity                        $  5,227.1     $  4,834.7
                                              ==========     ==========


See accompanying notes to condensed consolidated financial statements.

                     SOLECTRON CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (In millions, except per share data)
                                   (Unaudited)

                                                   Three Months Ended
                                                      November 30,
                                                -----------------------
                                                   1999         1998
                                                ----------   ----------
Net sales                                       $  2,501.8   $  1,945.6
Cost of sales                                      2,268.7      1,769.7
                                                ----------   ----------
 Gross profit                                        233.1        175.9
Operating expenses:
Selling, general and administrative                   85.4         70.8
Research and development                               8.8          7.9
                                                 ----------   ----------
 Operating income                                    138.9         97.2

Interest income                                       21.2          4.4
Interest expense                                     (10.9)        (5.5)
                                                ----------   ----------
Income before income taxes and cumulative
 effect of change in accounting principle            149.2         96.1
Income taxes                                          47.7         32.2
                                                ----------    ---------
Income before cumulative effect of change
 in accounting principle                             101.5         63.9
Cumulative effect of change in accounting
 principle for start-up costs, net of $1.6
 income tax benefit                                   (3.5)          -
                                                ----------    ---------

     Net income                                 $     98.0    $    63.9
                                                ==========    =========

Basic net income per share:
 Income before cumulative effect of change
  in accounting principle                       $     0.37    $    0.27
 Cumulative effect of change in accounting
  principle                                          (0.01)          -
                                                ----------    ---------
     Net income per share                       $     0.36    $    0.27
                                                ==========    =========
Diluted net income per share:
 Income before cumulative effect of change
  in accounting principle                       $     0.36    $    0.26
 Cumulative effect of change in accounting
  principle                                          (0.01)          -
                                                ----------    ---------
     Net income per share                       $     0.35    $    0.26
                                                ==========    =========
Shares used to compute net income per share:

     Basic                                           271.7        236.8
     Diluted                                         283.5        257.5


See accompanying notes to condensed consolidated financial statements.

                     SOLECTRON CORPORATION AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                  (In millions)
                                   (Unaudited)

                                                  Three Months Ended
                                                      November 30,
                                                -----------------------
                                                   1999         1998
                                                ----------   ----------



Net income                                      $     98.0   $     63.9

Other comprehensive income (loss):

Foreign currency translation adjustments,
 net of income tax benefit of $0.4 in 1999           (15.7)         2.2

Unrealized loss on investments, net of
 income tax benefit of $0.1 in 1999                   (0.3)          -
                                                ----------    ---------
Comprehensive income                            $     82.0    $    66.1
                                                ==========    =========

---------------
Accumulated foreign currency translation losses were $103.2 million at November 30, 1999 and $87.5 million at August 31, 1999. For fiscal year 1999, the foreign currency translation loss primarily resulted from the devaluation of the Brazilian real. Most of Solectron's foreign currency translation adjustment amounts relate to investments which are permanent in nature. To the extent that such amounts relate to investments which are permanent in nature, no adjustment for income taxes is made. Accumulated unrealized losses on investments were $1.3 million at November 30, 1999 and $1.0 million at August 31, 1999.


See accompanying notes to condensed consolidated financial statements.

                     SOLECTRON CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (In millions)
                                   (Unaudited)



                                                  Three Months Ended
                                                     November 30,
                                                -----------------------
                                                    1999         1998
                                                ----------   ----------
Cash flows from operating activities:
  Net income                                    $     98.0    $    63.9
  Adjustments to reconcile net income
   to net cash used in operating
   activities:
     Depreciation and amortization                    49.0         40.6
     Non-cash interest                                 7.7           -
     Tax benefit associated with the
      exercise of stock options                        7.1           -
     Cumulative effect of change in accounting
      principle for start-up costs                     3.5           -
     Other                                             2.4          0.6
     Changes in operating assets and
     liabilities:
       Accounts receivable                          (133.9)      (201.7)
       Inventories                                  (404.5)       (99.2)
       Prepaid expenses and other
        current assets                                (8.0)       (18.2)
       Accounts payable                              227.3        177.6
       Accrued expenses and other
        current liabilities                           22.9         17.7
                                                ----------    ---------
     Net cash used in operating
      activities                                    (128.5)       (18.7)
                                                ----------    ---------
Cash flows from investing activities:
  Sales and maturities of short-term
   investments                                       144.5         56.4
  Purchases of short-term investments               (816.2)        (9.7)
  Acquisition of manufacturing locations             (38.1)       (24.6)
  Capital expenditures                              (103.7)      (118.8)
  Proceeds from sale of property and equipment        24.6          5.0
  Other                                              (12.6)         0.3
                                                ----------    ---------
     Net cash used in investing
      activities                                    (801.5)       (91.4)
                                                ----------    ---------


                               (continued on next page)

                     SOLECTRON CORPORATION AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                                  (In millions)
                                   (Unaudited)



                                                  Three Months Ended
                                                     November 30,
                                               ------------------------
                                                   1999          1998
                                               ----------    ----------
Cash flows from financing activities:
  Net proceeds from bank lines of credit              8.4          11.2
  Proceeds from long-term debt                       13.5            -
  Net proceeds from stock issued under
   option and employee purchase plans                18.3          25.6
  Other                                               4.2           3.9
                                               ----------    ----------
    Net cash provided by financing
    activities                                       44.4          40.7
                                               ----------    ----------
Effect of exchange rate changes on
 cash and cash equivalents                           (3.8)          2.2
                                                ----------    ---------
Net decrease in cash and
 cash equivalents                                  (889.4)        (67.2)

Cash and cash equivalents at
 beginning of period                              1,325.6         225.2
                                               ----------    ----------
Cash and cash equivalents at
 end of period                                 $    436.2    $    158.0
                                               ==========    ==========


SUPPLEMENTAL DISCLOSURES

Cash paid during the period:
   Income taxes                                $      6.2    $      9.1
   Interest                                    $      5.8    $     12.6


See accompanying notes to condensed consolidated financial statements.

SOLECTRON CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

NOTE 1 - Basis of Presentation

The accompanying unaudited condensed consolidated balance sheets as of November 30, 1999 and August 31, 1999, and the related unaudited condensed consolidated statements of income for the three months ended November 30, 1999 and 1998, and the unaudited condensed consolidated statements of comprehensive income for the three months ended November 30, 1999 and 1998, and the unaudited condensed consolidated statements of cash flows for the three months ended November 30, 1999 and 1998 have been prepared on substantially the same basis as the annual consolidated financial statements. Management believes the financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company's financial position, operating results and cash flows for the periods presented. The results of operations for the three months ended November 30, 1999 are not necessarily indicative of results to be expected for the entire year. These condensed consolidated financial  statements  should  be  read in  conjunction  with  the  consolidated financial statements and notes thereto for the year ended August 31, 1999 included in the Company's Annual Report to Stockholders.

For clarity of presentation, the Company has indicated its first fiscal quarters as ending on November 30, and its fiscal year as ending on August 31. In fact, the Company's first quarter of fiscal 2000 ended on November 26, 1999, its first quarter of fiscal 1999 ended on November 27, 1998 and its 1999 fiscal year ended on August 27, 1999.

NOTE 2 - Inventories

Inventories consisted of (in millions):

                                 November 30,        August 31,
                                     1999               1999
                                 -----------        -----------
          Raw materials          $   1,138.3        $     789.6
          Work-in-process              262.2              211.1
          Finished goods                95.2               79.4
                                 -----------        -----------
          Total                  $   1,495.7        $   1,080.1
                                 ===========        ===========

NOTE 3 - Net Income Per Share

The following table sets forth the computation of basic and diluted net income per share for the three months ended November 30, 1999 and 1998.

                                                  Three Months Ended
                                                      November 30,
                                                -----------------------
                                                    1999         1998
                                                ----------   ----------
                                                     (in millions,
                                                 except per share data)
Net income before cumulative effect of
 change in accounting principle                 $    101.5   $     63.9

Cumulative effect of change in
 accounting principle, net of taxes                   (3.5)          -

Interest expense from convertible
 subordinated notes, net of taxes                       -           2.4
                                                ----------   ----------
Net income - diluted                            $     98.0   $     66.3
                                                ==========   ==========

Weighted average shares - basic                      271.7        236.8

Common stock equivalents - stock options              11.8          7.1
Common shares issuable upon assumed
 conversion of convertible subordinated notes           -          13.6
                                                ----------   ----------
Weighted average shares - diluted                    283.5        257.5
                                                ==========   ==========

Basic net income per share:
 Income before cumulative effect of change
  in accounting principle                       $     0.37    $    0.27
 Cumulative effect of change in accounting
  principle                                          (0.01)          -
                                                ----------    ---------
     Net income per share                       $     0.36    $    0.27
                                                ==========    =========
Diluted net income per share:
 Income before cumulative effect of change
  in accounting principle                       $     0.36    $    0.26
 Cumulative effect of change in accounting
  principle                                          (0.01)          -
                                                ----------    ---------
     Net income per share                       $     0.35    $    0.26
                                                ==========    =========

For the first quarter ended November 30, 1999, options to purchase 273,000 shares of common stock with exercise prices greater than the average fair market value of the Company's stock for the period of $76.80 were not included in the calculation because the effect would have been antidilutive. For the first quarter ended November 30, 1998, options to purchase 489,000 shares of common stock with exercise prices greater than the average fair market value of the Company's stock for the period of $26.77 were not included in the calculation because the effect would have been antidilutive. In addition, the calculation above did not include the 12.4 million common shares issuable upon conversion of the zero-coupon senior notes as they would have been antidilutive.

NOTE 4 - Commitments

Solectron leases various facilities under operating lease agreements. The facility leases expire at various dates through 2008. All such leases require Solectron to pay property taxes, insurance and normal maintenance costs. Payments of some leases are periodically adjusted based on LIBOR rates. Certain leases for Solectron's facilities, including Milpitas and San Jose, California; Everett, Washington; Suwanee, Georgia; and Columbia, South Carolina, provide Solectron with an option at the end of the lease term of either acquiring the property at its original cost or arranging for the property to be acquired. For these leases, Solectron is contingently liable under a first loss clause for a decline in market value of such leased facilities up to 85% of the original costs, or approximately $149 million in total as of November 30, 1999, in the event Solectron does not purchase the properties at the end of the respective lease terms. Under such agreements, the Company must also maintain compliance with financial covenants similar to its $100 million unsecured multicurrency revolving credit facility.

Additionally, Solectron periodically enters into lease arrangements with third-party leasing companies under which it sells fixed assets and leases them back from the leasing companies. Solectron is accounting for these leases as operating leases.

NOTE 5 - Segment Information

Solectron is operated and managed geographically. Each region has its own president and support staff. Solectron's management uses an internal management reporting system, which provides important financial data, to evaluate performance and allocate Solectron's resources on a geographic basis. However, the current management reporting structure may be subject to changes as Solectron is transitioning into a global supply-chain facilitator offering a complete range of integrated supply-chain solutions to its customers for the entire product cycle. The Company is realigning its operations into three strategic business units - technology solutions, manufacturing and operations, and Global Services.

As of November 30, 1999, Solectron's three reportable operating segments were the Americas, Europe and Asia. Intersegment adjustments were related primarily to intersegment sales that were generally recorded at prices that approximated arm's length transactions. Certain corporate expenses were allocated to these operating segments and were included for performance evaluation. Some amortization expenses were also allocated to these operating segments, but the related intangible assets were not allocated. The accounting policies for the segments were the same as for Solectron taken as a whole. Information about the operating segments for the three months ended November 30, 1999 and 1998, was as follows:

                                                  Three Months Ended
                                                      November 30,
                                                -----------------------
                                                   1999         1998
                                                ----------   ----------
                                                      (in millions)
Net sales:
 Americas                                       $  1,909.9   $  1,336.0
 Europe                                              347.4        315.5
 Asia                                                341.0        312.5
 Intersegment adjustments                            (96.5)       (18.4)
                                                ----------   ----------
                                                $  2,501.8   $  1,945.6
                                                ==========   ==========

Depreciation and amortization:
 Americas                                       $     28.2   $     21.9
 Europe                                                6.6          7.6
 Asia                                                  8.8         10.1
 Corporate                                             5.4          1.0
                                                ----------   ----------
                                                $     49.0   $     40.6
                                                ==========   ==========
Interest income:
 Americas                                       $      4.1   $      4.7
 Europe                                                1.2          0.9
 Asia                                                  0.7          0.3
 Corporate                                            24.2          5.0
 Intersegment adjustments                             (9.0)        (6.5)
                                                ----------   ----------
                                                $     21.2   $      4.4
                                                ==========   ==========
Interest expense:
 Americas                                       $      7.9   $      5.2
 Europe                                                1.4          1.7
 Asia                                                  0.1          0.1
 Corporate                                            10.5          5.0
 Intersegment adjustments                             (9.0)        (6.5)
                                                ----------   ----------
                                                $     10.9   $      5.5
                                                ==========   ==========
Pre-tax income:
 Americas                                       $    123.0   $     80.9
 Europe                                               14.2          7.6
 Asia                                                 26.5         20.2
 Corporate                                           (19.6)       (12.6)
                                                ----------   ----------
                                                $    144.1*  $     96.1
                                                ==========   ==========
Capital expenditures:
 Americas                                       $     59.2   $     59.6
 Europe                                               18.5         11.4
 Asia                                                 11.3         29.5
 Corporate                                            14.7         18.3
                                                ----------   ----------
                                                $    103.7   $    118.8
                                                ==========   ==========
---------------
*Includes $5.1 million for cumulative effect of change in accounting principle for start-up costs.

                                              November 30,   August 31,
                                                  1999          1999
                                              ------------   ----------
                                                    (in millions)

Total assets:
 Americas                                     $    2,719.3   $  2,492.8
 Europe                                              601.9        491.7
 Asia                                                544.8        480.1
 Corporate                                         2,365.0      2,317.9
 Intersegment adjustments                         (1,003.9)      (947.8)
                                              ------------   ----------
                                              $    5,227.1   $  4,834.7
                                              ============   ==========

NOTE 6 - Purchase of Business

In November 1999, Solectron acquired NULOGIX Technical Services, Inc. (NULOGIX), a wholly owned subsidiary of IBM Canada, in its entirety. NULOGIX is located in Vaughan, Canada, and specializes in repair, remanufacturing and refurbishment. The purchase price was approximately $4.5 million, subject to adjustments. The acquisition was accounted for as a purchase of a business resulting in goodwill of approximately $1.4 million. The condensed consolidated financial statements include the operating results of NULOGIX from the date of acquisition. Pro forma results of operations are not presented because the effect of this acquisition is not significant.

NOTE 7 - Purchase of Manufacturing Assets

In September 1999, Solectron entered into an agreement to acquire the manufacturing assets, primarily inventory and equipment, of IBM's Netfinity server operations in Greenock, Scotland in several phases for approximately $27 million, subject to adjustments. In addition, Solectron acquired certain IBM intellectual property rights included in the design and manufacture of PC server motherboards for $19.7 million. Under the terms of the agreement, the Company assumed NPI and manufacturing responsibility for the PCB assemblies used in IBM's Netfinity server lines which were formerly manufactured at IBM's Greenock operations. The Company will provide IBM full-service NPI management which includes a full range of premanufacturing services, specifically component and concurrent engineering, test development, prototype, procurement and assembly. Solectron will also provide to IBM for the next three years fully integrated PCB assembly services including early prototyping, new product launch, assembly and test, volume production, end-of-life support and life cycle management.

NOTE 8 - Pending Acquisition of Manufacturing Assets

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

NOTE 9 - Newly Adopted Accounting Pronouncement

Effective in the first quarter of fiscal 1999, the Company adopted the American Institute of Certified Public Accountants (AICPA) Statement of Position (SOP) 98-5, "Reporting on the Costs of Start-up Activities." This SOP requires companies to expense all costs incurred in connection with start-up activities. The Company recorded a cumulative effect of change in accounting principle of $3.5 million, net of $1.6 million tax benefit.

NOTE 10 - Subsequent Event

On November 30, 1999, Solectron completed its acquisition of SMART Modular Technologies, Inc (SMART). Under the terms of the agreement, each share of SMART common stock was exchanged for 0.51 shares of Solectron common stock. As a result, Solectron issued approximately 23.8 million shares of Solectron common stock and assumed all stock options held by SMART employees. The acquisition is being accounted for as a pooling of interests. SMART is a designer and manufacturer of memory modules and memory cards, embedded computers and I/O products.

Since the fiscal years for Solectron and SMART differ, SMART has changed its fiscal year to coincide with Solectron's starting in the first quarter of fiscal 2000. The following pro forma combined financial information gives effect to the acquisition of SMART using the pooling of interests method of accounting. This pro forma combined financial information includes certain adjustments for the elimination of net sales, cost of sales and income taxes related to shipments by SMART to Solectron as well as for reclassification of other, net of SMART to selling, general and administrative to conform with Solectron's financial statement presentation. There were no adjustments necessary to conform the accounting policies of the combining companies.

                                                       Pro Forma
                                                   Three Months Ended
                                                      November 30,
                                                -----------------------
                                                    1999         1998
                                                ----------   ----------
                                                     (in millions)

Net sales                                       $  2,775.6   $  2,203.1
Operating income                                $    154.8   $    113.0

The combined pro forma financial information presented is not necessarily indicative of the operating results or financial position that would have occurred if the merger had been in effect during the periods indicated, nor is such information indicative of the future operating results or financial positions of the combined company after the merger.

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

General

Solectron provides electronics manufacturing services to original equipment manufacturers (OEMs) who design and sell networking equipment, workstations, personal and notebook computers, computer peripherals, telecommunications equipment or other electronic equipment. These OEMs include Cisco Systems, Inc., Hewlett-Packard Company, Inc., International Business Machines Corporation
(IBM), and Sun Microsystems, Inc. These companies contract with Solectron to build their products for them or to obtain other related services from Solectron.

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

In September 1999, Solectron acquired the manufacturing assets of IBM's Netfinity server operations in Greenock, Scotland. In addition, we acquired certain IBM intellectual property rights included in the design and manufacture of PC server motherboards. Under the terms of the agreement, we assumed NPI and manufacturing responsibility for the PCB assemblies used in IBM's Netfinity server lines which were formerly manufactured at IBM's Greenock operations. We will provide IBM full-service NPI management which includes a full range of premanufacturing services, specifically component and concurrent engineering, test development, prototype, procurement and assembly. We will also provide IBM for the next three years fully integrated PCB assembly services including early prototyping, new product launch, assembly and test, volume production, end-of-life support and life cycle management. The volume PCB assembly services will be transferred from IBM's Greenock facility to our existing global manufacturing operations. In addition, we have established a new, full-service NPI center in Port Glasgow, Scotland, to support the IBM design teams.

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

In November 1999, Solectron acquired NULOGIX Technical Services, Inc. (NULOGIX), a wholly owned subsidiary of IBM Canada, in its entirety. NULOGIX is located in Vaughan, Canada, and specializes in repair, remanufacturing and refurbishment. With this acquisition, we expect to be able to provide the Canadian market a full range of value-added global service solutions. These services include product repair, upgrades, remanufacturing and maintenance through factory and fast-hub service centers located around the world; help-desk support through customer call centers for end-users; logistics and parts management; returns processing; warehousing; engineering change management; and end-of-life manufacturing.

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

On November 30, 1999, Solectron completed its acquisition of SMART Modular Technologies, Inc (SMART). Under the terms of the agreement, each share of SMART common stock was exchanged for 0.51 of a share of Solectron common stock. Solectron issued approximately 23.8 million shares of Solectron common stock. SMART is a designer and manufacturer of memory modules and memory cards, embedded computers, and I/O products. The acquisition is another step in enabling Solectron to expand its service capabilities and infrastructure as it continues to transform itself into a global supply-chain facilitator. We have gained a manufacturing presence in Aguada, Puerto Rico, and additional manufacturing capacity through SMART's facilities in Fremont, California; Penang, Malaysia; and East Kilbride, Scotland. In addition, we have gained design centers in Fremont, California; Bangalore, India; Boston, Massachusetts; and Ayr, Scotland.

On January 5, 2000, Solectron signed a letter of intent to acquire Alcatel's manufacturing assets in Aguadilla, Puerto Rico, and Longview, Texas. Alcatel is a world leader in building next-generation networks and end-to-end data voice solutions. Solectron will assume full manufacturing responsibility for Alcatel's build-to-order (BTO) RF communication systems and certain networking printed circuit board (PCB) products. As part of the proposed agreement, Solectron will provide a full range of manufacturing services to Alcatel for the next three years including: prototyping and NPI management of RF systems, BTO systems build and high-volume PCB assembly. The transaction is expected to be completed by the end of the first quarter of calendar year 2000. Completion of the transaction is subject to applicable government approvals and various conditions of closing.

On January 6, 2000, Solectron signed a letter of intent to acquire tbe manufacturing assets of Premisys Communications, Inc., a wholly owned subsidiary of Zhone Technologies, Inc. (Zhone). Zhone is a communications equipment provider integrating expertise in voice, video and data communications. Under the proposed agreement, Solectron will become Zhone's virtual supply-chain partner and will sign a five-year commitment with Zhone to provide product life cycle management services, including NPI through repair and end-of-life services. The transaction is expected to be completed by the end of the first quarter of calendar year 2000. Completion of the transaction is subject to applicable government approvals and various conditions of closing.

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

                                                    Three Months Ended
                                                       November 30,
                                                   -------------------
                                                    1999         1998
                                                   ------       ------
Net sales                                           100.0%       100.0%
Cost of sales                                        90.7         91.0
                                                   ------       ------
 Gross profit                                         9.3          9.0
Operating expenses:
Selling, general and administrative                   3.4          3.6
Research and development                              0.4          0.4
                                                   ------       ------
 Operating income                                     5.5          5.0

Net interest income (expense)                         0.4         (0.1)
                                                   ------       ------
Income before income taxes and cumulative
 effect of change in accounting principle             5.9          4.9
Income taxes                                          1.9          1.6
                                                   ------       ------
Income before cumulative effect of change
 in accounting principle                              4.0          3.3
Cumulative effect of change in accounting
 principle for start-up costs                        (0.1)          -
                                                   ------       ------
      Net income                                      3.9%         3.3%
                                                   ======       ======

Net Sales

Net sales for the first quarter of fiscal 2000 grew to $2.5 billion, an increase of 28.6% over the same period in fiscal 1999. The sales growth was primarily attributable to strong demand from our customers worldwide and acquisitions made during fiscal 1999. However, the demand increases were partially offset by end-of-life products and component shortages in flash memory, tantalum capacitors and saw filters.

Americas - The sales increase for the first quarter of fiscal 2000 compared to the corresponding period in fiscal 1999 was primarily due to strong demand and acquisitions of manufacturing assets of Mitsubishi in October 1998, IBM ECAT in Austin, Texas in February 1999 and Trimble in August 1999. The business acquisitions of Sequel in July 1999 and NULOGIX in November 1999 also contributed incremental net sales to the first quarter of fiscal 2000. In addition, the Mexico site and Milpitas site in California were the largest contributors due to demand growth from our customers. The sales growth in Milpitas site was partially offset by planned transfer of personal computer PCB programs and computer peripherals systems assembly programs to Mexico and networking business to Penang.

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

Europe - Net sales increase in the first quarter of fiscal 2000 over the same period of fiscal 1999 was principally due to increased demand from our telecommunications customers. Additionally, the recently expanded Romania site started ramping up its production to meet demand.

Asia - Net sales growth was primarily due to core business growth in the first quarter of fiscal 2000 compared to the same period of fiscal 1999. The China and Japan sites also experienced ramp-up production to meet demand growth. Solectron's Penang operations in Malaysia continue to benefit from the transfer of networking business from Milpitas, California.

In the first quarter of fiscal 2000, international locations contributed 40.1% of consolidated net sales compared to 39.2% in the same period of fiscal 1999. As a result of Solectron's international sales and facilities, Solectron's operations are subject to the risks of doing business abroad. While, to date, these dynamics have not materially harmed Solectron's results of operations, we cannot assure that there will not be such an impact in the future. See "Trends and Uncertainties" for factors pertaining to our international sales and fluctuations in the exchange rates of foreign currency for further discussion of potential adverse effects in operating results associated with the risks of doing business abroad.

Net Sales to Major Customers - Several of our customers accounted for more than 10% of our net sales in the first three months of fiscal 2000 and 1999. The following table details these customers and the percentage of net sales attributed to them.

                                                Three Months Ended
                                                     November 30,
                                                -------------------
                                                 1999         1998
                                                ------       ------

Cisco Systems, Inc. (Cisco)                       11.5%          *
Lucent Technologies Inc. (Lucent)**               10.1%          *
International Business Machines
 Corporation (IBM)                                10.0%          *
Hewlett-Packard Company (HP)                        *          12.2%
----------------
* Less than 10%.
**Reflects the merger of Lucent and Ascend Communications, Inc.

No other customer accounted for more than 10% of net sales during any of the periods presented.

Solectron's top ten customers accounted for approximately 72% of consolidated net sales in the first three months of fiscal 2000 and 1999. We are dependent upon continued revenues from Cisco, Lucent, IBM, and HP as well as our other top ten customers. We cannot guarantee that these or any other customers will not increase or decrease as a percentage of consolidated net sales either individually or as a group.

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

Gross Profit

The gross margin percentage increased to 9.3% for the first quarter of fiscal 2000 period from 9.0% for the same period of fiscal 1999. The increase was primarily attributable to higher sales volume, manufacturing efficiency and cost reduction, partially offset by the negative impacts from product mix and non-linear production due to component shortages and integration of new projects.

For the foreseeable future, Solectron's gross margin is expected to depend primarily on product mix, production efficiencies, utilization of manufacturing capacity, start-up and integration costs of new and acquired businesses, the percentage of sales derived from systems-build projects, pricing within the electronics industry, and the cost structure at individual sites. Over time, gross margins at the individual sites and for Solectron as a whole may continue to fluctuate. In future periods, we anticipate that a larger percentage of our sales may be derived from systems-build projects which generally yield lower profit margins than PCB assembly. Increases in the systems-build business, additional costs associated with new projects, and price erosion within the electronics industry could harm our gross margin.

In addition, we have recently experienced component shortages. While the component availability fluctuates from time to time and is still subject to lead time and other constraints, this could possibly limit our revenue growth and might have a negative impact on our revenue projections for the foreseeable future. Because of these factors and others discussed under "Trends and Uncertainties" below, we cannot assure that Solectron's gross margin will not fluctuate or decrease in future periods.

Selling, General and Administrative Expenses

In absolute dollars, selling, general and administrative (SG&A) expenses increased 20.6% in the first quarter of fiscal 2000 over the same period of fiscal 1999. The increase in fiscal 2000 period was primarily due to investment in infrastructure such as marketing, sales, supply-base management as well as continuing investment in information systems to support the increased size and complexity of our business. As a percentage of net sales, SG&A expenses were 3.4% and 3.6% in the fiscal 2000 and fiscal 1999 periods, respectively. The primary reason for the fiscal 2000 decrease in SG&A expenses as a percentage of net sales is the significant increase in the sales base, offset partially by the costs related to investments in our business infrastructure and information systems. We anticipate SG&A expenses will continue to increase in terms of absolute dollars in the future, and may possibly increase as a percentage of revenue, as we continue to build the infrastructure necessary to support our current and prospective business.

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

In absolute dollars, R&D expenses were $8.8 million in the first quarter of fiscal 2000 and $7.9 million in the same quarter of fiscal 1999. As a percentage of net sales, R&D expenses were 0.4% in the first quarter of fiscal 2000 and 1999 periods. The increase in R&D expenses in the fiscal 2000 period compared to fiscal 1999 period was primarily due to increased R&D effort at Force and new R&D projects initiated at various sites. We expect that R&D expenses will increase in absolute dollars in the future and may increase as a percentage of net sales as SMART, our newly acquired operations, and Force will continue to invest in their R&D efforts and additional R&D projects are undertaken at certain sites.

Net Interest Income (Expense)

Net interest income was $10.3 million for the first three months of fiscal 2000 compared to net interest expense of $1.1 million in the same period of fiscal 1999. The net interest income in the fiscal 2000 period resulted from interest income earned on undeployed cash and investments and the capitalization of interest expense, partially offset by interest expense on our 4% yield zero-coupon convertible senior notes and 7 3/8% senior notes. In the first quarter of fiscal 2000, we capitalized approximately $0.3 million of interest expense related to the costs of computer software developed for internal use. We expect to utilize more of the undeployed cash during fiscal 2000 in order to fund anticipated future growth. See "Trends and Uncertainties" for factors relating to management growth and potential fluctuations in operating results.

Income Taxes

Income taxes increased to $47.7 million in the first quarter of fiscal 2000 from $32.2 million in the fiscal 1999 period. The increase was primarily due to increased income before income taxes, partially offset by the lower effective income tax rate of 32.0% for the first quarter of fiscal 2000 comparing to 33.5% for the same quarter of fiscal 1999.

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

Cumulative Effect of Change in Accounting Principle

See Note 9 of Notes to Condensed Consolidated Financial Statements.


Liquidity and Capital Resources

Working capital was $3.0 billion at November 30, 1999 compared to $2.9 billion at the end of fiscal 1999. During the first three-month period of fiscal 2000, cash, cash equivalents and short-term investments decreased to $1.5 billion from $1.7 billion which reflects funding for required investments in working capital and capital expenditures to support sales growth. Additionally, we used approximately $38.1 million for acquisitions of additional manufacturing assets from Trimble in California, partial acquisition funding of manufacturing assets at IBM's Netfinity server operations in Greenock of Scotland, and the business acquisition of NULOGIX in Canada during the first quarter of fiscal 2000.

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

Inventory levels fluctuate directly with the volume of Solectron's manufacturing. Changes or significant fluctuations in product market demands can cause fluctuations in inventory levels that may result in changes of inventory turns and liquidity. Historically, we have been able to manage our inventory levels for these fluctuations. However, should material fluctuations occur in product demand, we could experience slower turns and reduced liquidity. The increase in inventory levels at November 30, 1999 from fiscal year end 1999 was primarily due to Y2K buffer inventory, bulk inventory buys from customers associated with acquisitions and new business, and incomplete kits on hand awaiting short components.

In the first quarter of fiscal 2000, Solectron invested $103.7 million in capital expenditures. A large portion of these expenditures related to the purchase of new equipment, primarily surface mount assembly and test equipment, to meet current and expected production levels, as well as to replace or upgrade older equipment which was retired or sold. Expenditures were also made for the acquisition of land and buildings for the Mexico and Romania sites. We expect total capital expenditures in fiscal 1999 to be approximately $500 million.

In addition to working capital as of November 30, 1999, which includes cash and cash equivalents investments of $436.2 million and short-term investments of $1,034.5 million, Solectron has available a $100 million unsecured multicurrency revolving credit facility which is subject to financial covenants. We also have approximately $115 million in unused foreign credit facilities of which $20 million is committed credit line.

"Year 2000" Issues

Solectron  developed a  comprehensive  program to address the issues  associated with the programming code in existing computer systems as the year 2000 approached. The Year 2000 problem was pervasive and complex, since computer systems, manufacturing equipment and industrial control systems would have been affected in some way by the rollover of the two-digit year value to 00. Systems that could not properly recognize such dates could have generated erroneous information or caused a system to fail. The Year 2000 issue created risk for us from unforeseen problems in our systems and from those of third parties with whom we do business. Any failure of Solectron's and/or third parties' computer systems, manufacturing equipment and industrial control systems could have materially harmed our ability to conduct business.

To deal with this issue we formed a worldwide task force and implemented a comprehensive program to analyze our internal systems as well as all external systems (including vendor, customer and banking systems) upon which we were dependent, to identify and evaluate any potential Year 2000 issues. This task force met regularly and tracked progress against the program, and then modified the program as was needed to help ensure timely completion of all tasks. We were committed to achieving Year 2000 compliance; however, because a significant portion of the potential problem was external to us and therefore outside of our direct control, we could not totally give assurance that we would be fully Year 2000 compliant. In addition, since full testing of Year 2000 functionality had to occur in a simulated environment, we were not able to test full system Year 2000 interfaces and capabilities prior to the start of the year 2000.

As of November 30, 1999, we had completed an inventory, assessment, remediation and testing of internal systems, hardware, software, manufacturing equipment and embedded chips in industrial control instruments. While we believed that our testing and evaluation had been entirely comprehensive, we could not give assurance that all systems critical to Year 2000 compliance had been identified, or that the corrective actions identified would be completely successful.

As of November 30, 1999, we had inventoried every key supplier of goods and services to us and considered the potential impact of these suppliers being Year 2000 compliant on our customers and us. Also, we evaluated the key suppliers' responses to our mailing surveys and then audited those suppliers. We disqualified potentially non-compliant sources and qualified new suppliers as needed. We were also involved with various geographic Year 2000 consortiums, with the goal of leveraging contacts and information for commonly used suppliers and services such as utility companies. We are a founding member of the High Tech Consortium (HTC) - Year 2000 & Beyond, which through collaborative efforts ensured that member companies were addressing Year 2000 readiness on a coordinated basis. The HTC addressed the risk associated with the interconnected supply chain. Detailed supplier audits by the HTC's independent consultants began in late March. In addition, we completed the review of EDI linkages and data transmission for our customers and suppliers.

We developed contingency plans for the replacement and re-qualification of suppliers, the creation of certain buffer stock, the relocation of production using our disaster recovery plans, and the purchase of emergency generators in the event of power outages at locations we considered not to be low risk.

We estimate the total cost of completing the program to be in the range of $32 million to $36 million. Of this amount, approximately $10 million was for the replacement of capital equipment, approximately half of which comprises non-compliant systems that would not otherwise have been replaced at that point in time. A significant portion of these costs was not incremental to us, but rather represents the redeployment of existing resources. Certain other information technology projects have been delayed due to the focus on Year 2000 issues. The total amount spent on the program in the prior fiscal year ended August 31, 1999, was $27 million, of which $18 million principally pertained to payroll costs for personnel involved in the program and costs of outside consultants and $9 million principally pertained to the replacement of capital equipment. The total amount spent for the first quarter ended November 30, 1999 was $2.9 million in expense plus an additional $0.4 million on capital expenditures. Prior to fiscal 1999, costs of software and hardware applications incurred for Year 2000 compliance were not tracked separately, but were estimated to be in the range of $2 million to $3 million.

Although we experienced no significant incidents as we passed the 12/31/99 date and we do not believe that this issue will have material future costs for reparations or that there will be any collateral legal costs, we cannot assure such results.


                            Trends and Uncertainties

A majority of our net sales comes from a small number of customers; if we lose any of these customers, our net sales could decline significantly.

A majority of our annual net sales comes from a small number of our customers. Our ten largest customers accounted for 72% of net sales in the first quarter of fiscal 2000 and 74% of net sales in fiscal 1999. Since we are dependent upon continued net sales from our ten largest customers, any material delay, cancellation or reduction of orders from these or other major customers could cause our net sales to decline significantly. Some of these customers individually account for more than ten percent of our annual net sales. We cannot guarantee that we will be able to retain any of our ten largest customers or any other accounts. In addition, our customers may materially reduce the level of services ordered from us at any time. This could cause a significant decline in our net sales and we may not be able to reduce the accompanying expenses at the same time.

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

Our quarterly earnings may fluctuate in the future due to a number of factors including the following:

- Differences in the profitability of the types of manufacturing services we provide. For example, high velocity and low complexity systems assembly services have lower gross margins than PCB assembly services;
-   Our ability to maximize the hours of use of our equipment and   facilities
    is dependent on the duration of the production run time for each job and customer;
- The amount of automation that we can use in the manufacturing process for cost reduction varies depending upon the complexity of the product being made;
- Our ability to optimize the ordering of inventory as to timing and amount to avoid holding inventory in excess of immediate production; and
-   Fluctuations in demand for our services or the products being manufactured.

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

During October and November of 1999, we completed the asset acquisition of IBM's Netfinity server operations in Greenock, Scotland, and acquired IBM Canada's NULOGIX Technical Services, Inc. subsidiary in Vaughan, Canada, in its entirety. Also in October 1999, we signed a definitive agreement with Acer, Inc. (Acer), a core unit of the Acer Group, the world's third-largest PC manufacturer, to form a strategic alliance to provide global design, manufacturing and service solutions for OEM-branded personal computers, servers and workstations. Also in November 1999, we announced the signing of memoranda of understanding for Solectron to acquire the complex systems manufacturing assets of Ericsson's telecommunications infrastructure equipment operations in Longuenesse, France, and Ostersund, Sweden.

On November 30, 1999, we completed the acquisition of SMART Modular Technologies, Inc. On January 5, 2000, we signed a letter of intent to acquire Alcatel's manufacturing assets in Aguadilla, Puerto Rico, and Longview, Texas. On January 6, 2000, we signed a letter of intent to acquire tbe manufacturing assets of Premisys Communications, Inc., a wholly owned subsidiary of Zhone Technologies, Inc.

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

In addition, we have operations in several locations that have inflationary economies or potentially volatile currencies, including Guadalajara, Mexico; Sao Paulo, Brazil; Suzhou, China; and Timisoara, Romania. In the future, these factors may harm our results of operations. Markets in Southeast Asia, Latin
America and Eastern Europe have recently experienced and are experiencing currency, economic and political instability. As of November 30, 1999, we recorded $103.2 million in cumulative foreign exchange translation losses on our balance sheet which were primarily the result of the devaluation of the Brazilian real. While, to date, these factors have not had a significant adverse impact on our results of operations, we cannot assure that there will not be such an impact. Furthermore, while we may adopt measures to reduce the impact of losses resulting from volatile currencies and other risks of doing business abroad, we cannot assure that such measures will be adequate.

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

As of November 30, 1999, all of the foreign currency hedging contracts were scheduled to mature in less than three months and there were no material deferred gains or losses. In addition, our international operations in some instances act as a natural hedge because both operating expenses and a portion of sales are denominated in local currency. In these instances, including our current experience involving the devaluation of the Brazilian real, although an unfavorable change in the exchange rate of a foreign currency against the U.S. dollar will result in lower sales when translated to U.S. dollars, operating expenses will also be lower in these circumstances. However, because less than 10% of net sales are denominated in currencies other than the U.S. dollar, we do not believe our total exposure to be significant.

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

The primary objective of our investment activities is to preserve principal, while at the same time, maximize yields without significantly increasing risk. To achieve this objective, we maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including both government and corporate obligations, certificates of deposit and money market funds. As of November 30, 1999, approximately 63% of our total portfolio was scheduled to mature in less than six months.

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

The Year 2000 issue was a result of computer programs being written using two digits rather than four to define the applicable year. Computer programs that had this date-sensitive software could have recognized a date using "00" as the year 1900 rather than the year 2000. This could have resulted in system failures or miscalculations causing disruptions of operations including, among other things, a temporary inability to process transactions, send invoices, order materials or otherwise engage in normal business activities. While we believe the Year 2000 issue has been successfully addressed we are still highly dependent on computer systems.

A key to our ability to successfully manage our operations is the responsiveness of the supply chain for electronics components. Whether for issues such as Y2K or others, the supply chain is dependent on processes that are often controlled by computer systems which could fail. While Solectron controls some of these systems, our vendors, our customers, transportation companies and other service providers that are outside of Solectron's control operate some of these computer systems, as well. If any of these computer systems failed, for any reason, it could delay our receipt of previously ordered electronics components, thereby causing us to delay, cancel or modify orders from our customers, which could harm our business. Although we have now passed the 12/31/99 date without incident or disruptions thus far, we cannot give assurance that disruptions will not occur in the days and months ahead.

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

SOLECTRON CORPORATION AND SUBSIDIARIES


Part II. OTHER INFORMATION

Item 1:  Legal Proceedings

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

         None

Item 5:  Other Information

         None

Item 6:  Exhibits and Reports on Form 8-K

         (a) Exhibits

             27.1  Financial Data Schedule - Three Months Ended
                   November 26, 1999

         (b) Reports on Form 8-K

             On September 17, 1999, Solectron filed a Current Report on Form 8-K regarding the completion of a definitive merger agreement with SMART Modular Technologies.

SOLECTRON CORPORATION



SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                    SOLECTRON CORPORATION
                                    (Registrant)





Date: January 7, 2000                By: /s/ Susan Wang
                                     ----------------------
                                     Susan S. Wang
                                     Senior Vice President, Chief
                                     Financial Officer and Secretary
                                     (Principal Financial and
                                     Accounting Officer)

                                  EXHIBIT INDEX

Exhibit Number    Document
--------------    --------
27.1              Financial Data Schedule - Three Months Ended November 26, 1999