Form 10-Q
period 2000-02-25
SOLECTRON CORP
filed 2000-04-10
CIK 835541

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED FEBRUARY 25, 2000.

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

At March 31, 2000, 596,213,808 shares of Common Stock of the Registrant were outstanding.

SOLECTRON CORPORATION

INDEX TO FORM 10-Q


PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets at
         February 29, 2000 and August 31, 1999                                  3

         Condensed Consolidated Statements of Income
         for the three months and six months ended
         February 29, 2000 and February 28, 1999                              4 - 5

         Condensed Consolidated Statements of Comprehensive
         Income for the three months and six months ended
         February 29, 2000 and February 28, 1999                                6

         Condensed Consolidated Statements of Cash Flows
         for the six months ended February 29, 2000
         and February 28, 1999                                                7 - 8

         Notes to Condensed Consolidated Financial
         Statements                                                           9 - 16

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                 17 - 35

Item 3.  Quantitative and Qualitative Disclosures About
         Market Risk                                                           35


PART II. OTHER INFORMATION


Item 1.  Legal Proceedings                                                     36

Item 2.  Changes in Securities                                                 36

Item 3.  Defaults Upon Senior Securities                                       36

Item 4.  Submission of Matters to a Vote of Security Holders                   37

Item 5.  Other Information                                                     37

Item 6.  Exhibits and Reports on Form 8-K                                      38

Signature                                                                      39

ITEM 1. FINANCIAL STATEMENTS

                     SOLECTRON CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (In millions)
                                   (Unaudited)

                                             February 29,  August 31,
                                                 2000         1999
                                            ------------   ----------
ASSETS
Current assets:
  Cash, cash equivalents and
    short-term investments                    $1,469.3       $1,881.6
  Accounts receivable, net                     1,464.7        1,237.9
  Inventories                                  1,823.8        1,170.1
  Prepaid expenses and other
    current assets                               178.2          120.9
                                              --------       --------
    Total current assets                       4,936.0        4,410.5
Net property and equipment                       744.9          705.6
Other assets                                     240.9          203.2
                                              --------       --------
Total assets                                  $5,921.8       $5,319.3
                                              ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Short-term debt                             $   40.1       $   21.4
  Accounts payable                             1,294.7        1,013.7
  Accrued employee compensation                   86.6           97.5
  Accrued expenses                                62.5           44.0
  Other current liabilities                       67.4           70.4
                                              --------       --------
    Total current liabilities                  1,551.3        1,247.0
Long-term debt                                   955.4          922.6
Other long-term liabilities                       15.2            9.2
                                              --------       --------
    Total liabilities                          2,521.9        2,178.8
                                              --------       --------
Commitments

Stockholders' equity:
  Common stock                                     0.3            0.3
  Additional paid-in capital                   2,130.2        2,057.6
  Retained earnings                            1,369.6        1,171.1
  Accumulated other comprehensive losses        (100.2)         (88.5)
                                              --------       --------
     Total stockholders' equity                3,399.9        3,140.5
                                              --------       --------
Total liabilities and
  stockholders' equity                        $5,921.8       $5,319.3
                                              ========       ========


     See accompanying notes to condensed consolidated financial statements.

                     SOLECTRON CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (In millions, except per share data)
                                   (Unaudited)

                                     Three Months Ended             Six Months Ended
                                  -----------------------       -----------------------
                                  Feb. 29,       Feb. 28,       Feb. 29,       Feb. 28,
                                    2000           1999           2000           1999
                                  --------       --------       --------       --------
Net sales                         $2,859.7       $2,160.4       $5,635.3       $4,363.5
Cost of sales                      2,583.6        1,949.8        5,087.3        3,947.0
                                  --------       --------       --------       --------
  Gross profit                       276.1          210.6          548.0          416.5
Operating expenses:
  Selling, general and
    administrative                    98.9           84.3          201.3          166.6
  Research and
    Development                       14.3           10.3           29.0           20.7
  Acquisition and
    Restructuring costs               25.0             --           25.0             --
                                  --------       --------       --------       --------
      Operating income               137.9          116.0          292.7          229.2

Interest income                       20.4            6.5           43.4           12.8
Interest expense                     (11.3)          (9.4)         (22.2)         (15.0)
                                  --------       --------       --------       --------
Income before income taxes
  and cumulative effect
  of change in accounting
  principle                          147.0          113.1          313.9          227.0

Income tax expense                    47.1           34.7          100.5           72.6
                                  --------       --------       --------       --------
Income before cumulative
  effect of change in
  accounting principle                99.9           78.4          213.4          154.4

Cumulative effect of change
  in accounting principal
  for start-up costs, net of
  $1.6 income tax benefit               --             --           (3.5)            --
                                  --------       --------       --------       --------
     Net income                   $   99.9       $   78.4       $  209.9       $  154.4
                                  ========       ========       ========       ========


                            (continued on next page)

                     SOLECTRON CORPORATION AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (continued)
                      (In millions, except per share data)
                                   (Unaudited)


                                                   Three Months Ended         Six Months Ended
                                                  --------------------      ---------------------
                                                  Feb. 29,     Feb. 28,     Feb. 29,      Feb. 28,
                                                   2000         1999         2000          1999
                                                  -------      -------      -------       -------
Basic net income per share:
 Income before cumulative
  effect of change in
  accounting principle                            $  0.17      $  0.15      $  0.36       $  0.30

 Cumulative effect of change
  in accounting principle                              --           --        (0.01)           --
                                                  -------      -------      -------       -------
                                                  $  0.17      $  0.15      $  0.35       $  0.30
                                                  =======      =======      =======       =======
 Diluted net income per share:
 Income before cumulative
  effect of change in
  accounting principle                            $  0.16      $  0.14      $  0.35       $  0.28

 Cumulative effect of change
  in accounting principle                              --           --        (0.01)           --
                                                  -------      -------      -------       -------
                                                  $  0.16      $  0.14      $  0.34       $  0.28
                                                  =======      =======      =======       =======

Shares used to compute
net income per share:

     Basic                                          593.5        522.3        592.2         520.9
                                                  =======      =======      =======       =======

     Diluted                                        619.5        570.5        618.4         567.3
                                                  =======      =======      =======       =======


See accompanying notes to condensed consolidated financial statements.

                     SOLECTRON CORPORATION AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                  (In millions)
                                   (Unaudited)

                                        Three Months Ended         Six Months Ended
                                       --------------------       -------------------
                                       Feb. 29,     Feb. 28,     Feb. 29,     Feb. 28
                                         2000         1999         2000         1999
                                       -------       ------       ------       ------
Net income                              $ 99.9       $ 78.4       $209.9       $154.4

Other comprehensive income (loss):

Foreign currency translation
 adjustments, net of income
 tax benefit of $0.2 for
 three months and $0.6 for
 six months in fiscal 2000                 4.8        (72.9)       (10.9)       (70.7)
Unrealized loss on
 investments, net of income
 tax benefit of $0.4 for three
 months and $0.5 for six
 months in fiscal 2000                    (0.5)          --         (0.8)          --
                                        ------       ------       ------       ------
Comprehensive income                    $104.2       $  5.5       $198.2       $ 83.7
                                        ======       ======       ======       ======



---------------
Accumulated foreign currency translation losses were $98.4 million at February 29, 2000 and $87.5 million at August 31, 1999. For fiscal year 1999, the foreign currency translation loss primarily resulted from the devaluation of the Brazilian real. Most of Solectron's foreign currency translation adjustment amounts relate to investments which are permanent in nature. To the extent that such amounts relate to investments which are permanent in nature, no adjustment for income taxes is made. Accumulated unrealized losses on investments were $1.8 million at February 29, 2000 and $1.0 million at August 31, 1999.


See accompanying notes to condensed consolidated financial statements.

                     SOLECTRON CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (In millions)
                                   (Unaudited)

                                                     Six Months Ended
                                                   --------------------
                                                   Feb. 29,     Feb. 28,
                                                     2000         1999
                                                   -------       ------
Cash flows from operating activities:
  Net income                                       $ 209.9      $ 154.4
  Adjustments to reconcile net income
   to net cash used in operating
   activities:
     Depreciation and amortization                   101.8         86.2
     Non-cash interest                                15.2          2.8
     Tax benefit associated with the
      exercise of stock options                       22.2         14.5
     Cumulative effect of change in accounting
      principle for start-up costs                     3.5           --
     Other                                            (2.8)        (1.4)
     Changes in operating assets and
     liabilities:
       Accounts receivable                          (264.0)      (245.1)
       Inventories                                  (642.6)      (153.8)
       Prepaid expenses and other
        current assets                               (38.5)       (16.0)
       Accounts payable                              319.8        113.0
       Accrued expenses and other
        current liabilities                            2.2         (2.1)
                                                    ------       ------
     Net cash used in operating
      activities                                    (273.3)       (47.5)
                                                    ------       ------
Cash flows from investing activities:
  Sales and maturities of short-term
   investments                                       547.4        231.0
  Purchases of short-term investments               (850.8)      (394.4)
  Acquisition of manufacturing locations             (68.5)      (100.5)
  Capital expenditures                              (191.5)      (227.2)
  Proceeds from sale of property and equipment        61.7         10.2
  Other                                              (15.0)        (4.3)
                                                    ------       ------
     Net cash used in investing
      activities                                    (516.7)      (485.2)
                                                    ------       ------


                            (continued on next page)

                     SOLECTRON CORPORATION AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                                  (In millions)
                                   (Unaudited)

                                                  Six Months Ended
                                              -----------------------
                                              Feb. 29,       Feb. 28,
                                                2000           1999
                                              --------       --------
Cash flows from financing activities:
  Net proceeds from bank lines of credit          18.3           11.4
  Proceeds from long-term debt                    16.5          732.5
  Net proceeds from stock issued under
   option and employee purchase plans             60.3           40.0
  Repurchases of common stock                       --           (7.1)
  Other                                            9.0            6.3
                                              --------       --------
    Net cash provided by financing
    activities                                   104.1          783.1
                                              --------       --------
Effect of exchange rate changes on
 cash and cash equivalents                        (7.0)           6.9
                                              --------       --------
Net (decrease) increase in cash and
 cash equivalents                               (692.9)         257.3

Cash and cash equivalents at
 beginning of period                           1,416.8          300.7
                                              --------       --------
Cash and cash equivalents at
 end of period                                $  723.9       $  558.0
                                              ========       ========

SUPPLEMENTAL DISCLOSURES

Cash paid during the period:
   Income taxes                               $   64.1       $   51.4
   Interest                                   $    6.5       $   13.6


     See accompanying notes to condensed consolidated financial statements.

SOLECTRON CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated balance sheets as of February 29, 2000 and August 31, 1999, and the related unaudited condensed consolidated statements of income for the three- and six-month periods ended February 29, 2000 and February 28, 1999, and the unaudited condensed consolidated statements of comprehensive income for the three- and six-month periods ended February 29, 2000 and February 28, 1999, and the unaudited condensed consolidated statements of cash flows for the six months ended February 29, 2000 and February 28, 1999 have been prepared on substantially the same basis as the annual consolidated financial statements. Management believes the financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company's financial position, operating results and cash flows for the periods presented. The results of operations for the three- and six- month periods ended February 29, 2000 are not necessarily indicative of results to be expected for the entire year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended August 31, 1999 included in the Company's Annual Report to Stockholders.

For clarity of presentation, the Company has indicated its second fiscal quarter as ending on February 29, 2000, and February 28, 1999, and its fiscal year as ending on August 31, 1999. In fact, the Company's second quarter of fiscal 2000 ended on February 25, 2000, its second quarter of fiscal 1999 ended on February 26, 1999 and its 1999 fiscal year ended on August 27, 1999.

On November 30, 1999, Solectron Corporation (Solectron) acquired SMART Modular Technologies, Inc. (SMART). Each share of SMART common stock was exchanged for
0.51 of a share of Solectron common stock. Solectron issued approximately 47.6 million shares (postsplit) of Solectron common stock. The acquisition was accounted for as a pooling of interests. Accordingly, the Company's historical financial statements have been restated retroactively to include the financial results of SMART. SMART's fiscal year was from November 1 to October 31. Since the fiscal years for Solectron and SMART differed, SMART changed its fiscal year end to coincide with Solectron's beginning in fiscal 2000. As SMART's results of operations from September 1, 1999 to October 31, 1999 are included in SMART's 1999 fiscal year end results as well as in its first quarter of fiscal 2000, net income of $11.5 million for such period has been recorded as an adjustment to retained earnings. The restated financial information includes certain adjustments for the elimination of net sales, cost of sales and income taxes related to shipments between SMART and Solectron as well as for certain reclassifications to conform with Solectron's financial statement presentation. There were no adjustments necessary to conform the accounting policies of the combining companies.

NOTE 2 - INVENTORIES

Inventories consisted of (in millions):

                                 February 29,        August 31,
                                     2000               1999
                                 -----------        -----------
          Raw materials             $1,371.2           $  841.2
          Work-in-process              299.1              232.6
          Finished goods               153.5               96.3
                                 -----------        -----------
          Total                     $1,823.8           $1,170.1
                                 ===========        ===========

NOTE 3 - NET INCOME PER SHARE

Share and per-share data presented reflect the two-for-one stock split effective March 8, 2000. The following table sets forth the computation of basic and diluted net income per share for the three- and six- month periods ended February 29, 2000 and February 28 1999.

                                        Three Months Ended         Six Months Ended
                                       --------------------      ---------------------
                                       Feb. 29,     Feb. 28,     Feb. 29,      Feb. 28,
                                        2000         1999         2000          1999
                                       -------      -------      -------       -------
                                             (in millions, except per share data)
Net income before cumulative
  effect of change in
  accounting principle                 $  99.9      $  78.4      $ 213.4       $ 154.4

Cumulative effect of change
  in accounting principle,
  net of taxes                              --           --         (3.5)           --

Interest expense from
  convertible subordinated
  notes, net of taxes                       --          2.5           --           4.9
                                       -------      -------      -------       -------
Net income - diluted                   $  99.9      $  80.9      $ 209.9       $ 159.3
                                       =======      =======      =======       =======

Weighted average shares - basic          593.5        522.3        592.2         520.9

Common shares issuable upon
  exercise of stock options               26.0         21.0         26.2          19.2

Common shares issuable
  upon assumed conversion of
  convertible subordinated notes            --         27.2           --          27.2
                                       -------      -------      -------       -------
Weighted average shares - diluted        619.5        570.5        618.4         567.3
                                       =======      =======      =======       =======

Basic net income per share:
 Income before cumulative
   effect of change in
   accounting principle                $  0.17      $  0.15      $  0.36       $  0.30

 Cumulative effect of change
   in accounting principle                  --           --        (0.01)           --
                                       -------      -------      -------       -------
Net     income per share               $  0.17      $  0.15      $  0.35       $  0.30
                                       =======      =======      =======       =======

Diluted net income per share:
  income before cumulative
  effect of change in
  accounting principle                 $  0.16      $  0.14      $  0.35       $  0.28

 Cumulative effect of change
   in accounting principle                  --           --        (0.01)           --
                                       -------      -------      -------       -------

     Net income per share              $  0.16      $  0.14      $  0.34       $  0.28
                                       =======      =======      =======       =======

For the three- and six-month periods ended February 29, 2000, options to purchase 1.3 million shares of the Company's common stock with exercise prices greater than the average fair market values of its common stock for such periods at $41.29 and $39.82, respectively, were not included in the calculation because the effect would have been antidilutive.

Prior to fiscal 2000, the fiscal years of Solectron and SMART differed. Solectron's condensed consolidated statements of income for the three- and six-month periods ended February 28, 1999 were combined with SMART's condensed consolidated statements of income three- and six-month periods ended April 30, 1999. For Solectron, options to purchase 1.3 million shares of Solectron's common stock with exercise prices greater than the average fair market values of its common stock at $20.60 and $16.93, respectively, for the three- and six-month periods ended February 28, 1999 were not included in the calculation because the effect would have been antidilutive. For SMART, options to purchase
2.9 million and 1.5 million shares of SMART's common stock with exercise prices greater than the average fair market values of its common stock at $14.89 and $18.76, respectively, for the three- and six-month periods ended April 30, 1999 were not included in the calculation because the effect would have been antidilutive.

In addition, the calculation above did not include the 24.7 million common shares issuable upon conversion of the zero-coupon senior convertible notes as they would have been antidilutive.

NOTE 4 - COMMITMENTS

Solectron leases various facilities under operating lease agreements. The facility leases expire at various dates through 2014. All such leases require Solectron to pay property taxes, insurance and normal maintenance costs. Payments of some leases are periodically adjusted based on LIBOR rates. Certain leases for Solectron's facilities, including Milpitas, Fremont and San Jose, California; Everett, Washington; Suwanee, Georgia; and Columbia, South Carolina, provide Solectron with an option at the end of the lease term of either acquiring the property at its original cost or arranging for the property to be acquired. For these leases, Solectron is contingently liable under a first loss clause for a decline in market value of such leased facilities up to 85% of the original costs, or approximately $170 million in total as of February 29, 2000, in the event Solectron does not purchase the properties at the end of the respective lease terms. Under such agreements, the Company must also maintain compliance with financial covenants similar to its $100 million unsecured multicurrency revolving credit facility.

Additionally, Solectron periodically enters into lease arrangements with third-party leasing companies under which it sells fixed assets and leases them back from the leasing companies. Solectron is accounting for these leases as operating leases.

NOTE 5 - SEGMENT INFORMATION

The Company is transitioning its operations into three strategic business units
- manufacturing and operations, technology solutions, and global services, and is gradually moving away from the management reporting structure by geography. Each business unit has its own president and support staff. Solectron's management uses an internal management reporting system, which provides important financial data, to evaluate performance and allocate resources on these three business units. Intersegment adjustments were related primarily to intersegment sales that were generally recorded at prices that approximated arm's length transactions. Certain corporate expenses were allocated to these operating segments and were included for performance evaluation. Some amortization expenses were also allocated to these operating segments, but the related intangible assets were not allocated. The accounting policies for the segments were the same as for Solectron taken as a whole.

Segment information by business units and geography for the three- and six-month periods ended February 29, 2000 and February 28, 1999, was as follows:

Segment Information by Business Units

                                      Three Months Ended              Six Months Ended
                                    -----------------------       -----------------------
                                    Feb. 29,       Feb. 28,       Feb. 29,       Feb. 28,
                                      2000           1999           2000           1999
                                    --------       --------       --------       --------
                                                       (in millions)
Net sales:
 Manufacturing and operations       $2,495.3       $1,889.9       $4,940.2       $3,812.4
 Technology solutions                  358.5          292.7          676.2          590.0
 Global services                        27.9             --           54.4             --
 Intersegment adjustments              (22.0)         (22.2)         (35.5)         (38.9)
                                    --------       --------       --------       --------
                                    $2,859.7       $2,160.4       $5,635.3       $4,363.5
                                    ========       ========       ========       ========

Depreciation and amortization:
 Manufacturing and operations       $   34.0       $   36.7       $   69.8       $   73.8
 Technology solutions                    6.1            5.1           13.0           10.7
 Global services                         2.0             --            8.2             --
 Corporate                               5.7            0.7           10.8            1.7
                                    --------       --------       --------       --------
                                    $   47.8       $   42.5       $  101.8       $   86.2
                                    ========       ========       ========       ========

Interest income:
 Manufacturing and operations       $    1.5       $    1.4       $    3.9       $    3.8
 Technology solutions                    1.6            1.6            3.2            3.6
 Global services                          --             --             --             --
 Corporate                              24.2            7.2           48.5           12.2
 Intersegment adjustments               (6.9)          (3.7)         (12.2)          (6.8)
                                    --------       --------       --------       --------
                                    $   20.4       $    6.5       $   43.4       $   12.8
                                    ========       ========       ========       ========

Interest expense:
 Manufacturing and operations       $    7.6       $    4.6       $   13.2       $    7.9
 Technology solutions                    0.2            0.2            0.6            0.5
 Global services                          --             --             --             --
 Corporate                              10.3            8.4           20.6           13.4
 Intersegment adjustments               (6.8)          (3.8)         (12.2)          (6.8)
                                    --------       --------       --------       --------
                                    $   11.3       $    9.4       $   22.2       $   15.0
                                    ========       ========       ========       ========

Pre-tax income:
 Manufacturing and operations       $  141.7       $  104.3       $  293.1       $  212.6
 Technology solutions                    4.3 a         19.4           23.4 a         36.9
 Global services                         0.1 a           --            3.6 a           --
 Corporate                               0.9 a        (10.6)         (11.3)a,b      (22.5)
                                    --------       --------       --------       --------
                                    $  147.0       $  113.1       $  308.8       $  227.0
                                    ========       ========       ========       ========

                                  Three Months Ended       Six Months Ended
                                  -------------------     -------------------
                                  Feb. 29,    Feb. 28,    Feb. 29,    Feb. 28,
                                    2000        1999        2000        1999
                                  -------     -------     -------     -------
                                                (in millions)
Capital expenditures:
 Manufacturing and operations      $ 70.0      $100.6      $158.1      $198.6
 Technology solutions                 5.0         3.1        13.7         8.1
 Global services                      1.3          --         7.0          --
 Corporate                            5.2         2.1        12.7        20.5
                                   ------      ------      ------      ------
                                   $ 81.5      $105.8      $191.5      $227.2
                                   ======      ======      ======      ======


                                  February 29,   August 31,
                                     2000           1999
                                  -----------    ---------
                                        (in millions)
Total assets:
 Manufacturing and operations     $ 3,994.2      $ 3,265.8
 Technology solutions                 581.7          556.7
 Global services                       53.2           42.4
 Corporate                          3,217.9        2,717.0
 Intersegment adjustments          (1,925.2)      (1,262.6)
                                  ---------      ---------
                                  $ 5,921.8      $ 5,319.3
                                  =========      =========

Segment Information by Geography


                                  Three Months Ended            Six Months Ended
                               -----------------------       -----------------------
                               Feb. 29,       Feb. 28,       Feb. 29,       Feb. 28,
                                 2000           1999           2000           1999
                               --------       --------       --------       --------
                                                 (in millions)
Net sales:
 Americas                      $2,084.8       $1,518.7       $4,176.5       $3,047.9
 Europe                           456.9          418.6          882.1          805.0
 Asia                             457.4          262.2          819.9          575.2
 Intersegment adjustments        (139.4)         (39.1)        (243.2)         (64.6)
                               --------       --------       --------       --------
                               $2,859.7       $2,160.4       $5,635.3       $4,363.5
                               ========       ========       ========       ========
Depreciation and amortization:
 Americas                      $   28.7       $   26.1       $   61.3       $   49.9
 Europe                             7.2            7.1           15.3           15.5
 Asia                               6.2            8.6           14.4           19.1
 Corporate                          5.7            0.7           10.8            1.7
                               --------       --------       --------       --------
                               $   47.8       $   42.5       $  101.8       $   86.2
                               ========       ========       ========       ========

                                                   Three Months Ended         Six Months Ended
                                                  --------------------      --------------------
                                                  Feb. 29,     Feb. 28,     Feb. 29,     Feb. 28,
                                                    2000         1999         2000         1999
                                                  -------      -------      -------      -------
                                                                   (in millions)
Interest income:
 Americas                                          $  3.9       $  6.3       $  9.5       $ 12.6
 Europe                                               0.3          0.3          1.7          1.4
 Asia                                                 0.5          0.3          1.2          0.7
 Corporate                                           24.2          7.2         48.5         12.2
 Intersegment adjustments                            (8.5)        (7.6)       (17.5)       (14.1)
                                                   ------       ------       ------       ------
                                                   $ 20.4       $  6.5       $ 43.4       $ 12.8
                                                   ======       ======       ======       ======

Interest expense:
 Americas                                          $  7.6       $  6.6       $ 15.3       $ 11.6
 Europe                                               1.7          2.0          3.5          3.9
 Asia                                                 0.2          0.1          0.3          0.2
 Corporate                                           10.3          8.4         20.6         13.4
 Intersegment adjustments                            (8.5)        (7.7)       (17.5)       (14.1)
                                                   ------       ------       ------       ------
                                                   $ 11.3       $  9.4       $ 22.2       $ 15.0
                                                   ======       ======       ======       ======

Pre-tax income:
 Americas                                          $103.8       $100.6       $235.5       $195.2
 Europe                                              20.7         12.0         40.8         24.3
 Asia                                                30.3         19.6         58.9         39.3
 Corporate                                           (7.8)       (19.1)       (26.4)       (31.8)
                                                   ------       ------       ------       ------
                                                   $147.0a      $113.1       $308.8a,b    $227.0
                                                   ======       ======       ======       ======

Capital expenditures:
 Americas                                          $ 40.3       $ 70.6       $112.7       $131.0
 Europe                                              20.1         16.6         38.6         29.7
 Asia                                                15.9         16.5         27.5         46.0
 Corporate                                            5.2          2.1         12.7         20.5
                                                   ------       ------       ------       ------
                                                   $ 81.5       $105.8       $191.5       $227.2
                                                   ======       ======       ======       ======


                              February 29,   August 31,
                                 2000           1999
                              -----------    ---------
                                     (in millions)
Total assets:
 Americas                     $ 3,255.0       $2,896.7
 Europe                           788.7          559.2
 Asia                             666.6          497.3
 Corporate                      2,466.4        2,317.9
 Intersegment adjustments      (1,254.9)        (951.8)
                              ---------       --------
                              $ 5,921.8       $5,319.3
                              =========       ========

---------------
Note: The differences in pre-tax income for Corporate between business units and geographic reporting are due to the classification of world wide headquarters operations.

a. Reflects acquisition costs of $16.5 million and $3.8 million recorded in technology solutions and corporate; and restructuring costs of $2.8 million and $1.9 million recorded in technology solutions and global services.

b. Includes $5.1 million for cumulative effect of change in accounting principle for start-up costs.


NOTE 6 - POOLING OF INTERESTS

On November 30, 1999, Solectron completed its acquisition of SMART which is a designer and manufacturer of memory modules and memory cards, embedded computers and I/O products. Under the terms of the agreement, each share of SMART common stock was exchanged for 0.51 shares of Solectron common stock. Solectron issued approximately 47.6 million shares (postsplit) of Solectron common stock and assumed all stock options held by SMART employees. The acquisition is accounted for as a pooling of interests. Accordingly, the accompanying historical financial data have been restated to include SMART.

Acquisition costs of $20.3 million related to the merger of SMART included $17.5 million of investment banker fees, together with other costs such as, legal fees, accounting fees, registration fees and other incidentals. Total restructuring costs of $4.7 million related to the consolidation of certain facilities as a result of the mergers with SMART and Sequel, Inc. These restructuring transaction costs were comprised of lease exit costs of approximately $2.4 million, severance costs of approximately $0.9 million, fixed asset write-offs of $1.4 million and other incidental costs. As of February 29, 2000, liabilities related to these restructuring activities, totaling approximately $3.5 million, are expected to be paid out by the end of the calendar year 2000.

NOTE 7 - PENDING ACQUISITIONS OF MANUFACTURING ASSETS AND BUSINESS

On January 5, Solectron announced its intent to purchase Alcatel's manufacturing business and assets in Aguadilla, Puerto Rico and Longview, Texas, respectively. Solectron completed the acquisition of Alcatel's manufacturing business in Aguadilla, Puerto Rico on March 31, 2000. The acquisition of Alcatel's manufacturing assets in Longview, Texas, is expected to be closed in June 2000 and is subject to various conditions of closing. As part of the proposed agreement, Solectron will assume full manufacturing responsibility for Alcatel's build-to-order (BTO) radio frequency (RF) communication systems and will provide a full range of manufacturing services to Alcatel for the next three years including NPI management of RF systems and BTO systems build. Alcatel is a world leader in building next-generation networks and end-to-end data voice solutions.

On February 28, 2000, Solectron signed a letter of intent to acquire AMERICOM Wireless Services (AMERICOM) in its entirety, a privately held corporation which specializes in wireless handset repair and refurbishment and outsourced technical customer support services. As part of the transaction, Solectron will gain specialized repair and testing equipment and assume responsibility for AMERICOM's business operations in Los Angeles, California; Louisville, Kentucky; Baltimore, Maryland; and Dallas, Texas; as well as AMERICOM's field technicians and support operations throughout the United States. The acquisition is expected to be completed by the end of May 2000. Completion of the transaction is subject to applicable government approvals and various conditions of closing.

NOTE 8 - SUBSEQUENT EVENTS

On March 1, 2000, Solectron completed the acquisition of the complex systems manufacturing assets of Ericsson Telecom AB's telecommunications infrastructure equipment operations in Longuenesse, France, and Ostersund, Sweden. As part of the agreement, Solectron will provide a complete range of integrated supply-chain solutions to Ericsson Telecom AB. This includes supply-base management, early prototyping, New Product Introduction (NPI) management, complex printed circuit board (PCB) assembly, configure-to-order and build-to-order complex systems assembly, and global services.

Effective March 8, 2000, Solectron had a two-for-one stock split effected in the form of stock dividend and issued to the holders of record as of February 23, 2000. Share and per-share data presented reflect such stock split transaction.

On April 4, 2000, Solectron signed a definitive agreement to acquire certain Nortel Networks' NPI prototyping, PCB and telephone set ("telset") assembly assets in North America and Asia. The companies are also discussing the divestiture or outsourcing of certain manufacturing and repair operations in Europe. Under the terms of the agreement, and the proposed agreements, Solectron will pay approximately $900 million to assume the operations contemplated in these agreements. The companies also agreed to enter into a multi-year supply agreement, with the option to renew. Solectron will provide NPI prototyping, manufacturing and repair services for Nortel Networks' optical, carrier, enterprise and wireless products. As a result of the agreement for North America and Asia, Solectron will be gaining NPI prototyping and manufacturing capabilities in Calgary, Canada, and Research Triangle Park, North Carolina; and manufacturing capabilities in Monterrey, Mexico, and Istanbul, Turkey. Under the terms proposed for Europe, Solectron would acquire NPI prototyping and manufacturing operations in Monkstown, Northern Ireland, and manufacturing and repair capabilities in Cwmcarn, Wales. In addition, Solectron has submitted an offer to acquire certain PCB assembly and telset assets of Matra-Nortel Communications S.A.S. in France. In addition to the acquired locations, Solectron will be transferring other Nortel Networks products to Solectron locations to align the global supply chain with Nortel Networks' cost-to-market and time-to-market strategies. As part of the agreement, Solectron will be setting up a new operating unit comprised of the acquired Nortel Networks sites. This operating unit will be a part of the manufacturing and operations business unit, and will be focused on maintaining continuity of supply and enhancing competitive performance to Nortel Networks, while the sites transition to the Solectron business model. It is expected that the transactions will be closed in North America by the end of the second quarter of calendar year 2000; in Europe, by the end of the second quarter or beginning of the third quarter of calendar year 2000; and in Asia, in the third quarter of calendar year 2000. All transactions are subject to customary conditions and regulatory approvals. In addition, the transaction with Matra-Nortel Communications S.A.S. is subject to the employee consultation processes in Europe.

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

GENERAL

Solectron provides electronics manufacturing services to original equipment manufacturers (OEMs) who design and sell networking equipment, workstations, personal and notebook computers, computer peripherals, telecommunications equipment or other electronic equipment. These OEMs include Cisco Systems, Inc., Ericsson Telecom AB, Hewlett-Packard Company, Inc., Compaq Computer Corporation, and International Business Machines Corporation (IBM). These companies contract with Solectron to build their products or to obtain other related services from Solectron.

Solectron furnishes integrated supply-chain solutions that span the entire product life cycle from technology solutions, to manufacturing and operations, to global services. These services include the following range of services:

-    Product design and manufacturing;
-    New Product Introduction management;
-    Materials purchasing and management;
-    Prototyping;
- Printed circuit board assembly (the process of placing components on an electrical printed circuit board that controls the processing functions of a personal computer or other electronic equipment);
- Systems assembly (for example, building complete systems such as mobile telephones and testing them to ensure functionality);
-    Distribution;
-    Product repair; and
-    Warranty services.

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

During 1997, Solectron established a strategic, global manufacturing partnership with Ericsson Telecom AB's Business Area Infocom Systems. We established a New Product Introduction (NPI) center in Sweden and transferred production from certain Ericsson Telecom AB (Ericsson) plants worldwide to our manufacturing sites around the world. In October 1997, we acquired certain assets, primarily equipment and inventory, of Ericsson's printed circuit board (PCB) assembly operation located in Sao Paulo, Brazil.

In April 1998, Solectron acquired NCR Corporation's (NCR) manufacturing assets in Columbia, South Carolina; Duluth, Georgia; and Dublin, Ireland. Under the terms of the agreement, NCR outsourced the manufacturing of certain computer components to Solectron for at least five years. The site in Duluth was subsequently merged with the Braselton, Georgia, site into a newly constructed manufacturing facility in Suwanee, Georgia, in October 1999. The Braselton site was originally acquired from Mitsubishi in October 1998.

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

In September 1999, Solectron announced the acquisition of manufacturing assets in several phases of IBM's Netfinity server operations in Greenock, Scotland. In addition, we acquired certain IBM intellectual property rights included in the design and manufacture of PC server motherboards. Under the terms of the agreement, we assumed NPI and manufacturing responsibility for the PCB assemblies used in IBM's Netfinity server lines which were formerly manufactured at IBM's Greenock operations. We will provide IBM full-service NPI management which includes a full range of premanufacturing services, specifically component and concurrent engineering, test development, prototype, procurement and assembly. We will also provide IBM for the next three years fully integrated PCB assembly services including early prototyping, new product launch, assembly and test, volume production, end-of-life support and life cycle management. The volume PCB assembly services will be transferred from IBM's Greenock facility to our existing global manufacturing operations. In addition, we have established a new, full-service NPI center in Port Glasgow, Scotland, to support the IBM design teams.

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

On November 30, 1999, Solectron completed its acquisition of SMART Modular Technologies, Inc (SMART) and was accounted for as a pooling of interests. SMART is a designer and manufacturer of memory modules and memory cards, embedded computers, and I/O products. Through the acquisition, Solectron has gained a manufacturing presence in Aguada, Puerto Rico, and additional manufacturing capacity through SMART's facilities in Fremont, California; Penang, Malaysia; and East Kilbride, Scotland. In addition, Solectron has gained design centers in Fremont, California; Bangalore, India; Boston, Massachusetts; and Ayr, Scotland. The acquisition enables Solectron to expand its service capabilities and infrastructure by integrating SMART and Force into the technology business unit. In addition, Solectron is benefiting from the business purchase transaction of Compaq Computer Corporation's embedded and real-time product business in Fremont, California and Scotland by SMART in August 1999.

On February 28, 2000, Solectron signed a letter of intent to acquire AMERICOM Wireless Services (AMERICOM) in its entirety, a privately held corporation which specializes in wireless handset repair and refurbishment and outsourced technical customer support services. As part of the transaction, Solectron will gain specialized repair and testing equipment and assume responsibility for AMERICOM's business operations in Los Angeles, California; Louisville, Kentucky; Baltimore, Maryland; and Dallas, Texas; as well as AMERICOM's field technicians and support operations throughout the United States. The acquisition is expected to be completed by the end of May 2000. Completion of the transaction is subject to applicable government approvals and various conditions of closing.

In March 2000, Solectron completed the acquisition of the complex systems manufacturing assets of Ericsson's telecommunications infrastructure equipment operations in Longuenesse, France, and Ostersund, Sweden. As part of the agreement, Solectron will provide a complete range of integrated supply-chain solutions to Ericsson. This includes supply-base management, early prototyping, NPI management, complex PCB assembly, configure-to-order and build-to-order complex systems assembly, and global services.

On March 31, 2000, Solectron completed the acquisition of Alcatel's manufacturing business in Aguadilla, Puerto Rico. Solectron originally announced its intent to purchase Alcatel's manufacturing business and assets in Aguadilla, Puerto Rico and Longview, Texas, respectively. The acquisition of Alcatel's manufacturing assets in Longview is expected to be closed in June 2000 and is subject to various conditions of closing. Alcatel is a world leader in building next-generation networks and end-to-end data voice solutions. As part of the acquisition of Alcatel's manufacturing business in Aguadilla, Solectron will assume full manufacturing responsibility for Alcatel's PCB products focused on the networking and telecommunication industries. Additionally, Solectron will provide a full range of manufacturing services to Alcatel for the next three years including prototyping and high-volume PCB assembly. Under the proposed agreement for Longview, Solectron will assume full manufacturing responsibility for Alcatel's build-to-order (BTO) RF communication systems and will also provide a full range of manufacturing services to Alcatel for the next three years including NPI management of RF systems and BTO systems build.

On April 4, 2000, Solectron signed a definitive agreement to acquire certain Nortel Networks' NPI prototyping, PCB and telephone set ("telset") assembly assets in North America and Asia. The companies are also discussing the divestiture or outsourcing of certain manufacturing and repair operations in Europe. Under the terms of the agreement, and the proposed agreements, Solectron will pay approximately $900 million to assume these operations contemplated in these agreements. The companies also agreed to enter into a multi-year supply agreement, with the option to renew. Solectron will provide NPI prototyping, manufacturing and repair services for Nortel Networks' optical, carrier, enterprise and wireless products. As a result of the agreement for North America and Asia, Solectron will be gaining NPI prototyping and manufacturing capabilities in Calgary, Canada, and Research Triangle Park, North Carolina; and manufacturing capabilities in Monterrey, Mexico, and Istanbul, Turkey. Under the terms proposed in Europe, Solectron would acquire NPI prototyping and manufacturing operations in Monkstown, Northern Ireland, and manufacturing and repair capabilities in Cwmcarn, Wales. In addition, Solectron has submitted an offer to acquire certain PCB assembly and telset assets of Matra-Nortel Communications S.A.S. in France. In addition to the acquired locations, Solectron will be transferring other Nortel Networks products to Solectron locations to align the global supply chain with Nortel Networks' cost-to-market and time-to-market strategies. As part of the agreement, Solectron will be setting up a new operating unit comprised of the acquired Nortel Networks sites. This operating unit will be a part of the manufacturing and operations business unit, and will be focused on maintaining continuity of supply and enhancing competitive performance to Nortel Networks, while the sites transition to the Solectron business model. It is expected that the transactions will be closed in North America by the end of the second quarter of calendar year 2000; in Europe, by the end of the second quarter or beginning of the third quarter of calendar year 2000; and in Asia, in the third quarter of calendar year 2000. All transactions are subject to customary conditions and regulatory approvals. In addition, the transaction with Matra-Nortel Communications S.A.S. is subject to the employee consultation processes in Europe.

On April 6, 2000, Solectron announced the completion of acquisition for the manufacturing assets of Premisys Communications, Inc., a wholly owned subsidiary of

Zhone Technologies, Inc. (Zhone). Zhone is a communications equipment provider integrating expertise in voice, video and data communications. Under the proposed agreement, Solectron will become Zhone's virtual supply-chain partner and will sign a five-year commitment with Zhone to provide product life cycle management services, including NPI through repair and end-of-life services.

RESULTS OF OPERATIONS

The electronics industry is subject to rapid technological change, product obsolescence and price competition. These and other factors affecting the electronics industry, or any of Solectron's major customers in particular, could materially harm Solectron's results of operations. See "Trends and Uncertainties" for factors relating to possible fluctuation of operating results and our competitors. In addition, Solectron acquired SMART effective November 30, 1999 and accounted for the acquisition as a pooling of interests. Accordingly, the Company's historical financial statements have been restated retroactively to include the financial results of SMART. SMART's fiscal year was from November 1 to October 31. Because the fiscal years for Solectron and SMART differed, SMART changed its fiscal year end to coincide with Solectron's beginning in fiscal 2000.

The following table sets forth, for the periods indicated, certain items in the Consolidated Statements of Income as a percentage of net sales. The financial information and the discussion below should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto.

                                Three Months Ended         Six Months Ended
                                -------------------      --------------------
                                Feb. 29,    Feb. 28,     Feb. 29,     Feb. 28,
                                 2000         1999         2000         1999
                                ------        -----      -------        -----
Net sales                        100.0%       100.0%       100.0%       100.0%
Cost of sales                     90.3         90.3         90.3         90.5
                                 -----        -----        -----        -----
  Gross profit                     9.7          9.7          9.7          9.5
Operating expenses:
  Selling, general and
    administrative                 3.5          3.9          3.6          3.8
  Research and
    Development                    0.5          0.5          0.5          0.5
  Acquisition and
    restructuring costs            0.9           --          0.4           --
                                 -----        -----        -----        -----
      Operating income             4.8          5.3          5.2          5.2

Interest income                    0.7          0.3          0.8          0.3
Interest expense                  (0.4)        (0.4)        (0.4)        (0.3)
                                 -----        -----        -----        -----
Income before income taxes
  and cumulative effect
  of change in accounting
  principle                        5.1          5.2          5.6          5.2

Income tax expense                 1.6          1.6          1.8          1.7
                                 -----        -----        -----        -----
Income before cumulative
  effect of change in
  accounting principle             3.5          3.6          3.8          3.5

Cumulative effect of change
  in accounting principal
  for start-up costs                --           --         (0.1)          --
                                 -----        -----        -----        -----
     Net income                    3.5%         3.6%         3.7%         3.5%
                                 =====        =====        =====        =====

NET SALES

Net sales for the three- and six-month periods of fiscal 2000 were $2.9 billion and $5.6 billion, respectively, and increased 32.4% and 29.1%, respectively, over the same periods in fiscal 1999. The growth in sales was primarily attributable to strong demand from our customers worldwide and acquisitions made during fiscal 1999 and the first quarter of fiscal 2000. However, the demand increases were hindered by component shortages, seasonal softness and end-of-life products.

Solectron has three business units including manufacturing and operations, technology solutions, and global services. Our core business group, manufacturing and operations, provided approximately 87% of net sales for the three- and six-month periods in fiscal 2000 and 1999. Our newly established technology solutions group consisting of SMART and Force contributed approximately 12% of net sales for the three- and six-month periods in fiscal 2000 compared to 13% for the same periods in fiscal 1999. The new global services unit contributed 1% of net sales for the three- and six-month periods in fiscal 2000.

Manufacturing and Operations

Net sales from our worldwide manufacturing operations group grew to $2.5 billion and $4.9 billion, respectively, for the three- and six-month periods in fiscal 2000 compared to the same periods in fiscal 1999. These increases were 32.0% and 29.6% over the comparable periods of fiscal 1999. The increase in net sales was principally due to strong demand growth from our customers and acquisitions including manufacturing assets of Mitsubishi in October 1998, IBM ECAT in Austin, Texas in February 1999, Trimble in August 1999, and IBM's Netfinity server operations in Greenock, Scotland in September 1999.

Within the Americas, the Milpitas site in California, Mexico site and Charlotte site in North Carolina were the largest contributors primarily due to new projects from our customers. However, the sales in Americas were constrained by the shortage of components. The sales growth in Milpitas site continued despite the planned transfer of personal computer PCB programs and computer peripherals systems assembly programs to Mexico and networking business to Penang.

In Europe, net sales increase in the three- and six-month periods of fiscal 2000 over the same period of fiscal 1999 was principally due to higher demand from our mobile phone and telecommunications customers. The recent acquisition of the manufacturing assets of IBM's Netfinity server operations in Greenock, Scotland in September 1999 also contributed incremental net sales for the three- and six-month periods in fiscal 2000. In addition, the recently expanded Romania site started ramping up its production to meet demand.

In Asia, net sales growth was primarily due to demand growth in mobile phones, networking and personal computer projects for the three- and six-month periods in fiscal 2000 compared to the same periods of fiscal 1999. Additionally, the China site experienced ramp-up in production to meet demand growth. Our Penang site in Malaysia continues to benefit from the transfer of networking business from Milpitas, California.

Technology Solutions

Net sales from our new technology solutions operations, including SMART and Force, grew 22.5% and 14.6% for the three- and six-month periods, respectively, over the same periods of fiscal 1999. The growth was principally due to an increase in the average memory densities incorporated into SMART's standard memory products and sales increase of communication card products and embedded computer modules. In addition, the acquired embedded and real-time product line in Puerto Rico during August 1999 from Compaq Computer Corporation also contributed to the increase in net sales. The increase in net sales was partially offset by seasonal declines in pricing.

Global Services

This newly established group reported net sales of $27.9 million and $54.4 million, respectively, for the three- and six-month periods of fiscal 2000. Net sales benefited from the business acquisitions of Sequel in July 1999 and NULOGIX in November 1999.

Concentration of Sales - The operations in Milpitas, California, contributed a substantial portion of Solectron's net sales and operating income during fiscal 1999, 1998 and 1997. In recent years, management has undertaken deliberate actions to achieve improved global load balancing by transferring certain projects from the Milpitas site to other sites worldwide. However, the performance of the Milpitas operation is expected to continue to be a significant factor in the overall financial performance of Solectron. Any adverse material change to the customer base, product mix, efficiency or other attributes of this site could materially harm Solectron's consolidated results of operations.

International Sales - In the first half of fiscal 2000, international locations contributed 40.5% of consolidated net sales compared to 38.5% in the same period of fiscal 1999. As a result of Solectron's international sales and facilities, Solectron's operations are subject to the risks of doing business abroad. While these dynamics have not materially harmed Solectron's results of operations, we cannot assure that there will not be such an impact in the future. See "Trends and Uncertainties" for factors pertaining to our international sales and fluctuations in the exchange rates of foreign currency for further discussion of potential adverse effects in operating results associated with the risks of doing business abroad.

Net Sales to Major Customers - Several of our customers accounted for 10% or more of our net sales in the three- and six-month periods of fiscal 2000 and 1999. The following table details these customers and the percentage of net sales attributed to them.

                                              Three Months Ended          Six Months Ended
                                            ----------------------     ----------------------
                                            Feb. 29,      Feb. 28,     Feb. 29,      Feb. 28,
                                              2000          1999         2000          1999
                                            -------         ------     -------         ------
Cisco Systems, Inc. (Cisco)                    12%           10%           12%            *
Ericsson Telecom AB (Ericsson)                 11%            *             *             *
Compaq Computer Corporation (Compaq)           10%           14%           10%           14%
Hewlett-Packard Company (HP)                    *            10%            *            10%

----------------
*    Less than 10%.

No other customer accounted for more than 10% of net sales during any of the periods presented.

Solectron's top ten customers accounted for approximately 71% and 75% of consolidated net sales in the first half of fiscal 2000 and 1999, respectively. We are dependent upon continued revenues from Cisco, Compaq, HP, and Ericsson as well as our other top ten customers. We cannot guarantee that these or any other customers will not increase or decrease as a percentage of consolidated net sales either individually or as a group. Consequently, any material decrease in sales to these or other customers could materially harm Solectron's results of operations.

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

GROSS PROFIT

The gross margin percentage increased to 9.7% for the first half of fiscal 2000 period from 9.5% for the same period of fiscal 1999. The increase was primarily attributable to higher sales volume, sales of more profitable products, manufacturing efficiency and cost reduction, partially offset by the negative impacts from product mix and non-linear production due to component shortages and integration of new projects.

For our worldwide manufacturing operations, we anticipate that a larger percentage of our sales may be derived from systems-build projects which generally yield lower profit margins than PCB assembly. For our technology solutions business, we expect that a majority of our sales from SMART may continue to be derived from turnkey projects which typically yield lower profit margins than the consignment projects. In addition, factors affecting SMART profit margins include the mix between sales of specialty memory modules, standard memory modules, communication card products and embedded computer modules as well as changes in average memory densities used in memory products. Currently, a significant majority of SMART's net sales are derived from the sales of standard memory modules which typically have lower profit margins than its specialty memory modules.

In the foreseeable future, Solectron's overall gross margin is expected to depend primarily on product mix, production efficiencies, utilization of manufacturing capacity, start-up and integration costs of new and acquired businesses, percentage of sales derived from systems-build and turnkey projects, pricing within the electronics industry, component costs, and the cost structure at individual sites. Over time, gross margins at the individual sites and for Solectron as a whole may continue to fluctuate. Increases in the systems-build business or turnkey projects, additional costs associated with new projects, and price erosion within the electronics industry could harm our gross margin.

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

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

In absolute dollars, selling, general and administrative (SG&A) expenses increased 17.3% and 20.8%, respectively, for the three- and six-month periods of fiscal 2000 over the same periods of fiscal 1999. As a percentage of net sales, SG&A expenses were 3.5% and 3.6%, respectively, for the three- and six-month periods in the fiscal 2000, and 3.9% and $3.8% for the comparable periods in fiscal 1999, respectively. The decline in SG&A expenses for the fiscal 2000 periods reflects our on-going efforts to manage operating expenses relative to sales growth and gross margin levels. We anticipate SG&A expenses will increase in terms of absolute dollars in the future, and may possibly increase as a percentage of revenue, as we continue to invest in our infrastructure such as marketing, sales, supply-base management as well as continuing investment in information systems to support the increased size and complexity of our business.

RESEARCH AND DEVELOPMENT EXPENSES

With the exception of our SMART and Force Computers operations, Solectron's research and development (R&D) activities have been focused primarily on the development of prototype and engineering design capabilities, fine pitch interconnecting technologies (which include ball-grid array, tape-automated bonding, multichip modules, chip-on-flex, chip-on-board and flip chip), high-reliability environmental stress test technology and the implementation of environmentally friendly assembly processes such as VOC-free and no-clean. SMART's and Force's R&D efforts are concentrated on new product development and improvement of product designs through improvements in functionality and the use of microprocessors in embedded applications.

As a percentage of net sales, R&D expenses remained at 0.5% for the three- and six month periods in fiscal 2000 and 1999. In absolute dollars, R&D expenses were $14.3 million and $29.0 million, respectively, in the second quarter and first half of fiscal 2000 compared to $10.3 million and $20.7 million in the same periods of fiscal 1999. The increases in R&D expenses in the fiscal 2000 periods compared to fiscal 1999 periods was primarily due to increased R&D effort at SMART and Force and new R&D projects initiated at various sites. We expect that R&D expenses will increase in absolute dollars in the future and may increase as a percentage of net sales as SMART and Force will continue to invest in their R&D efforts and additional R&D projects are undertaken at certain sites.

ACQUISITION AND RESTRUCTURING COSTS

Acquisition costs of $20.3 million related to the merger of SMART included $17.5 million of investment banker fees, together with other costs such as, legal fees, accounting fees, registration fees and other incidentals. Total restructuring costs of $4.7 million related to the consolidation of certain facilities as a result of the mergers with SMART and Sequel, Inc. These restructuring transaction costs were comprised of lease exit costs of approximately $2.4 million, severance costs of approximately $0.9 million, fixed asset write-offs of $1.4 million and other incidental costs. As of February 29, 2000, liabilities related to these restructuring activities, totaling approximately $3.5 million, are expected to be paid out by the end of the calendar year 2000.

NET INTEREST INCOME (EXPENSE)

Net interest income was $9.1 million for the second quarter of fiscal 2000 compared to net interest expense of $2.9 million in the same period of fiscal 1999. For the first half of fiscal 2000, net interest income was $21.2 million compared to $2.2 million of net interest expense for the comparable period of fiscal 1999. The net interest income in the fiscal 2000 periods primarily resulted from interest income earned on undeployed cash and investments, partially offset by interest expense on our 4% yield zero-coupon convertible senior notes and 7 3/8% senior notes. In the first half of fiscal 2000, we capitalized approximately $0.6 million of interest expense related to the costs of computer software developed for internal use. We expect to utilize more of the undeployed cash during fiscal 2000 in order to fund anticipated future growth. See "Trends and Uncertainties" for factors relating to management growth and potential fluctuations in operating results.

INCOME TAXES

For the first half of fiscal 2000, income taxes increased to $100.5 million from $72.6 million in the fiscal 1999 period. The increase was primarily due to increased income before income taxes. In general, the effective income tax rate is largely a function of the balance between income from domestic and international operations. Solectron's international operations, taken as a whole, have been taxed at a lower rate than those in the United States, primarily due to the tax holiday granted to Solectron's sites in Malaysia. The Malaysian tax holiday is effective through January 31, 2002, subject to some conditions, including certain levels of research and development expenditures. Solectron has also been granted various tax holidays in China, which are effective for various terms and are subject to some conditions.

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE

Statement of Position (SOP) 98-5, "Reporting on the Costs of Start-up Activities." This SOP requires companies to expense all costs incurred in connection with start-up activities. The Company recorded a cumulative effect of change in accounting principle of $3.5 million, net of $1.6 million tax benefit in the first quarter of fiscal 2000.

LIQUIDITY AND CAPITAL RESOURCES

Net working capital was $3.4 billion at February 29, 2000 compared to $3.2 billion at the end of fiscal 1999. During the first half of fiscal 2000, cash, cash equivalents and short-term investments decreased to $1.5 billion from $1.9 billion which reflects funding for required investments in working capital and capital expenditures to support sales growth. Additionally, we used approximately $69 million for acquisitions of additional manufacturing assets from Trimble in California, acquisition funding of manufacturing assets at IBM's Netfinity server operations in Greenock of Scotland, as well as the business acquisitions of NULOGIX in Canada and Compaq's embedded and real-time product lines in Fremont, California and Scotland during the first half of fiscal 2000.

As we continue to grow, it is expected that we will require greater amounts of working capital to support our operations. We believe that our current level of working capital, together with cash generated from operations and our available credit facilities, will provide adequate working capital for our operations for the foreseeable future. However, we may need to raise additional funds to finance our rapid expansion, including establishing new locations or financing additional acquisitions. We cannot assure that such funds, if needed, will be available on terms acceptable to us or at all.

Inventory levels fluctuate directly with the volume of Solectron's manufacturing. Changes or significant fluctuations in product market demands can cause fluctuations in inventory levels that may result in changes of inventory turns and liquidity. Historically, we have been able to manage our inventory levels for these fluctuations. However, should material fluctuations occur in product demand, we could experience slower turns and reduced liquidity. The increase in inventory levels at February 29, 2000 from fiscal year end 1999 was primarily due to incomplete kits on hand awaiting short components, stock up in anticipation of new programs, and bulk inventory buys from certain customers.

In the first half of fiscal 2000, Solectron invested $191.5 million in capital expenditures. A large portion of these expenditures related to the purchase of new equipment, primarily surface mount assembly and test equipment, to meet current and expected production levels, as well as to replace or upgrade older equipment which was retired or sold. Expenditures were also made for the acquisition of land and buildings for the Mexico and Romania sites. We expect total capital expenditures in fiscal 2000 to be approximately $500 million.

In addition to cash and cash equivalents of $723.9 million and short-term investments of $745.4 million as of February 29, 2000, Solectron has available a $100 million unsecured multicurrency revolving credit facility and an unsecured revolving bank line of credit up to $30.0 million that expire in April 2002 and May 2000, respectively. These credit facilities are subject to certain financial covenants. We also have approximately $98.7 million in unused foreign credit facilities of which $24.2 million is committed credit line.

"YEAR 2000" ISSUES

Solectron developed a comprehensive program to address the issues associated with the programming code in the computer systems as the year 2000 approached. The Year 2000 problem was pervasive and complex, since computer systems, manufacturing equipment and industrial control systems would have been affected in some way by the rollover of the two-digit year value to 00. Systems that could not properly recognize such dates could have generated erroneous information or caused a system to fail. The Year 2000 issue created risk for us from unforeseen problems in our systems and from those of third parties with whom we do business.

We experienced no significant operational or administrative problems as we passed the transition to the year 2000. While the New Year rollover was potentially the most critical period, the computer-related problems may not surface for months from now. We will continue to diligently monitor the systems for any Year 2000 issues and any other date-related computer issues in the coming months. Any failure of Solectron's and/or third parties' computer systems, manufacturing equipment and industrial control systems could materially harm our ability to conduct business.

The total cost for the completion of Year 2000 program was approximately $35 million. Of this amount, approximately $10.0 million was for the replacement of capital equipment, approximately half of which comprises non-compliant systems that would not otherwise have been replaced at that point in time. A significant portion of these costs was not incremental to us, but rather represents the redeployment of existing resources. Certain other information technology projects were delayed due to the focus on Year 2000 issues. The total amount spent on the program in the prior fiscal year ended August 31, 1999, was $27.0 million, of which $18.0 million principally pertained to payroll costs for personnel involved in the program and costs of outside consultants and $9.0 million principally pertained to capital expenditures. The total amount spent for the six months ended February 29, 2000 was $4.8 million in expense plus an additional $0.6 million on capital expenditures. Prior to fiscal 1999, costs of software and hardware applications incurred for Year 2000 compliance were not tracked separately, but were estimated to be in the range of $2.0 million to $3.0 million.


                            TRENDS AND UNCERTAINTIES

A MAJORITY OF OUR NET SALES COMES FROM A SMALL NUMBER OF CUSTOMERS; IF WE LOSE ANY OF THESE CUSTOMERS, OUR NET SALES COULD DECLINE SIGNIFICANTLY.

A majority of our annual net sales comes from a small number of our customers. Our ten largest customers accounted for approximately 71% of net sales in the first half of fiscal 2000 and approximately 75% of net sales in fiscal 1999. Since we are dependent upon continued net sales from our ten largest customers, any material delay, cancellation or reduction of orders from these or other major customers could cause our net sales to decline significantly. Some of these customers individually account for more than ten percent of our annual net sales. We cannot guarantee that we will be able to retain any of our ten largest customers or any other accounts. In addition, our customers may materially reduce the level of services ordered from us at any time. This could cause a significant decline in our net sales and we may not be able to reduce the accompanying expenses at the same time. Moreover, our business, financial condition and results of operations will continue to depend in significant part on our ability to obtain orders from new customers, as well as on the financial condition and success of our customers. Therefore, any adverse factors affecting any of our customers or their customers could have a material adverse effect on our business, financial condition and results of operations.

OUR LONG-TERM CONTRACTS DO NOT INCLUDE MINIMUM PURCHASE REQUIREMENTS.

Although we have long-term contracts with a few of our top ten customers, including Ericsson Telecom AB and International Business Machines Corporation, under which these customers are obligated to obtain services from us, they are not obligated to purchase any minimum amount of services. As a result, we cannot guarantee that we will receive any net sales from these contracts. In addition, these customers with whom we have long-term contracts may materially reduce the level of services ordered at any time. This could cause a significant decline in our net sales and we may not be able to reduce our accompanying expenses at the same time.

POSSIBLE FLUCTUATION OF OPERATING RESULTS FROM QUARTER TO QUARTER COULD AFFECT THE MARKET PRICE OF OUR COMMON STOCK.

Our quarterly earnings may fluctuate in the future due to a number of factors including the following:

- Differences in the profitability of the types of manufacturing services we provide. For example, high velocity and low complexity PCB and systems assembly services have lower gross margins than low volume/complex PCB or systems assembly services;
- Our ability to maximize the hours of use of our equipment and facilities is dependent on the duration of the production run time for each job and customer;
- The amount of automation that we can use in the manufacturing process for cost reduction varies depending upon the complexity of the product being made;
- Our ability to optimize the ordering of inventory as to timing and amount to avoid holding inventory in excess of immediate production needs;
-    Fluctuations in demand for our services or the products being manufactured;
-    Timing of expenditures in anticipation of increased sales;
-    Cyclicality in our target markets, and
-    Expenses associated with acquisitions.

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

For our technology solutions business, we have experienced, and may in the future experience, delays from time to time in the development and introduction of new products. Moreover, there can be no assurance that we will be successful in selecting, developing, manufacturing and marketing new products or enhancements. There can be no assurance that defects or errors will not be found in our products after commencement of commercial shipments, which could result in the delay in market acceptance of such products. The inability to introduce new products or enhancements could have a material adverse effect on our business, financial condition and results of operations.

WE ARE DEPENDENT ON LIMITED OR SOLE SOURCE OF SUPPLIERS FOR CRITICAL COMPONENTS. THE INABILITY TO OBTAIN SUFFICIENT COMPONENTS AS REQUIRED WOULD CAUSE SALES REDUCTIONS.

We are dependent on certain suppliers, including limited and sole source suppliers, to provide key components used in our products. We have experienced and may continue to experience delays in component deliveries which could cause delays in product shipments and require the redesign of certain products. Also for our technology solutions business, we are dependent upon certain limited or sole source suppliers for critical components used for our memory module, communications card and embedded computer products. The electronics industry has experienced in the past, and may experience in the future, shortages in semiconductor devices, including DRAM, SRAM, Flash memory, tantalum capacitors and other commodities that may be caused by such conditions as overall market demand surges or supplier production capacity constraints. Except for certain commodity parts, we generally have no written agreements with our suppliers. There can be no assurance that we will receive adequate component supplies on a timely basis in the future. The inability to continue to obtain sufficient components as required, or to develop alternative sources if required, could cause delays, disruptions or reductions in product shipments or require product redesigns which could damage relationships with current or prospective customers and sales reduction.

WE POTENTIALLY BEAR THE RISK OF PRICE INCREASES ASSOCIATED WITH POTENTIAL SHORTAGES IN THE AVAILABILITY OF ELECTRONICS COMPONENTS.

At various times, there have been shortages of components in the electronics industry. One of the services that we perform for many customers is purchasing electronics components used in the manufacturing of the customers' products. As a result of this service, we potentially bear the risk of price increases for these components because we are unable to purchase components at the pricing level anticipated to support the margins assumed in our agreement with our customers.

OUR NET SALES COULD DECLINE IF OUR COMPETITORS PROVIDE COMPARABLE MANUFACTURING SERVICES AND IMPROVED PRODUCTS AT A LOWER COST.

We compete with different contract manufacturers, depending on the type of service we provide or the geographic locale of our operations. The memory module, communications card and embedded computer subsystem industries are also intensely competitive. These competitors may have greater manufacturing, financial, R&D and/or marketing resources than we have. In addition, we may not be able to offer prices as low as some of our competitors because those competitors may have lower cost structures as a result of their geographic location or the services they provide. Our inability to provide comparable or better manufacturing services at a lower cost than our competitors could cause our net sales to decline. We also expect our competitors to continue to improve the performance of their current products, to reduce their current product sales prices and to introduce new products that may offer greater performance and improved pricing. Any of these could cause a decline in sales, loss of market acceptance of our products, or profit margin compression.

WE ARE DEPENDENT ON THE MEMORY MODULE PRODUCT MARKET.

A substantial majority of our technology solutions business' net sales is derived from the memory modular products. The market for these products is characterized by frequent transitions in which products rapidly incorporate new features and performance standards. A failure to develop products with required feature sets or performance standards or a delay as short as a few months in bringing a new product to market could reduce our net sales which may have a material adverse effect on our business, financial condition and results of operations. In addition, the market for semiconductor memory devices has been cyclical. The industry has experienced significant economic downturns at various times, characterized by diminished product demand, accelerated erosion of average selling prices and excess production. In the past, there were significant declines in the prices for DRAM, SRAM and Flash. Such occurrences will reduce our profit.

IF WE ARE UNABLE TO MANAGE OUR RAPID GROWTH AND ASSIMILATE NEW OPERATIONS IN A COST-EFFECTIVE MANNER, OUR PROFITABILITY COULD DECLINE.

We have experienced rapid growth over a good number of years. Our historical growth may not continue. In recent years, we have established operations in different places throughout the world. For example, in fiscal 1998, we opened offices in Taipei, Taiwan, Tel Aviv, Israel, and Norrkoping and Stockholm, Sweden, and commenced manufacturing operations in Guadalajara, Mexico, Suzhou, China, and Timisoara, Romania. Also in fiscal 1998, we acquired foreign facilities in Sao Paulo, Brazil, and Dublin, Ireland. Furthermore, through acquisitions in fiscal 1998 and 1999, we acquired facilities in Columbia, South Carolina, Memphis, Tennessee, and San Jose, California and enhanced our capabilities in Charlotte, North Carolina, Austin, Texas, and Milpitas, California.

During October and November of 1999, we completed the asset acquisition of IBM's Netfinity server operations in Greenock, Scotland, and acquired IBM Canada's NULOGIX Technical Services, Inc. subsidiary in Vaughan, Canada, in its entirety. Also in October 1999, we signed a definitive agreement with Acer, Inc. (Acer), a core unit of the Acer Group, the world's third-largest PC manufacturer, to form a strategic alliance to provide global design, manufacturing and service solutions for OEM-branded personal computers, servers and workstations. On November 30, 1999, we completed the acquisition of SMART Modular Technologies, Inc which was accounted for as a pooling of interests. In addition, we have benefited from the business purchase transaction of Compaq Computer Corporation's embedded and real-time product business in Fremont, California and Scotland by SMART in August 1999.

On February 28, 2000, Solectron signed a letter of intent to acquire AMERICOM Wireless Services (AMERICOM) in its entirety, a privately held corporation which specializes in wireless handset repair and refurbishment and outsourced technical customer support services. On March 1, 2000, we acquired the complex systems manufacturing assets of Ericsson's telecommunications infrastructure equipment operations in Longuenesse, France, and Ostersund, Sweden. On March 31, 2000, Solectron completed the acquisition of Alcatel's manufacturing business in Aguadilla, Puerto Rico.

On April 4, 2000, Solectron signed a definitive agreement to acquire certain Nortel Networks' NPI prototyping, PCB and telephone set ("telset") assembly assets in North America and Asia. The companies are also discussing the divestiture or outsourcing of certain manufacturing and repair operations in Europe. On April 6, 2000, we announced the completion of acquisition for the manufacturing assets of Premisys Communications, Inc., a wholly owned subsidiary of Zhone Technologies, Inc.

Since we have been significantly expanding our operations, the growth has resulted in a significant increase in responsibility for existing management which has placed, and may continue to place, a heavy strain on our personnel and management, manufacturing and other resources. Our ability to manage the expansion to date, as well as any future expansion, will require progressive increases in manufacturing capacity, as well as enhancements or upgrades of accounting and other internal management systems and the implementation of a variety of procedures and controls. There can be no assurance that significant problems in these areas will not occur. Any failure to enhance or expand these systems and implement such procedures and controls in an efficient manner and at a pace consistent with our business could have a material adverse effect on our financial condition and results of operations. Also, in order to achieve anticipated revenue and other financial performance targets, we will continue to be required to manage our assets and operations efficiently. In addition, should we continue to expand geographically, we may experience certain inefficiencies from the management of geographically dispersed facilities.

As we manage and continue to expand new operations, we may incur substantial infrastructure and working capital costs. If we do not achieve sufficient growth to offset increased expenses associated with rapid expansion, our profitability will decline.

WE NEED TO MANAGE INTEGRATION OF OUR ACQUISITIONS TO MAINTAIN PROFITABILITY.

In fiscal 1998 and 1999, we completed acquisitions of manufacturing assets and facilities from Ericsson, NCR, IBM, Mitsubishi and Trimble Navigation Limited and acquired all of the capital stock of Sequel, Inc. For the first half of fiscal 2000, we completed the asset acquisition of IBM's Netfinity server operations in Greenock, Scotland, acquired IBM Canada's NULOGIX Technical Services, Inc. subsidiary in Vaughan, Canada, in its entirety, and completed the acquisition of SMART Modular Technologies, Inc which was accounted for as a pooling of interests. On March 1, 2000, we acquired the complex systems manufacturing assets of Ericsson's telecommunications infrastructure equipment operations in Longuenesse, France and Ostersund, Sweden. On March 31, 2000, we completed the acquisition of Alcatel's manufacturing business in Aguadilla, Puerto Rico. On April 6, 2000, we announced the completion of acquisition for the manufacturing assets of Premisys Communications, Inc., a wholly owned subsidiary of Zhone Technologies, Inc. We also continue to evaluate acquisition opportunities and may pursue additional acquisitions over time. These acquisitions involve risks, including:

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

In the first half of fiscal 2000, approximately 40% of net sales come from our international sites while approximately 36% of net sales came from outside of the United States in fiscal 1999. As a result of our foreign sales and facilities, our operations are subject to a variety of risks that are unique to international operations, including the following:

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

In addition, we have operations in several locations in emerging or developing economies that have a potential for higher risk. The risks associated with these economies include but are not limited to currency volatility, and other economic or political risks. In the future, these factors may harm our results of operations. Solectron locations in emerging or developing economies include Mexico, Brazil, China, Malaysia and Romania. As of February 29, 2000, we recorded $98.4 million in cumulative foreign exchange translation losses on our balance sheet which was primarily due to the devaluation of the Brazilian real. While, to date, these factors have not had a significant adverse impact on our results of operations, we cannot assure that there will not be such an impact. Furthermore, while we may adopt measures to reduce the impact of losses resulting from volatile currencies and other risks of doing business abroad, we cannot assure that such measures will be adequate.

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

WE ARE EXPOSED TO FLUCTUATIONS IN THE EXCHANGE RATES OF FOREIGN CURRENCY.

We do not use derivative financial instruments for speculative purposes. Our policy is to hedge our foreign currency denominated transactions in a manner that substantially offsets the effects of changes in foreign currency exchange rates. Presently, we use foreign currency borrowings and foreign currency forward contracts to hedge only those currency exposures associated with certain assets and liabilities denominated in non-functional currencies. Corresponding gains and losses on the underlying transaction generally offset the gains and losses on these foreign currency hedges.

As of February 29, 2000, all of the foreign currency hedging contracts were scheduled to mature in less than three months and there were no material deferred gains or losses. In addition, our international operations in some instances act as a natural hedge because both operating expenses and a portion of sales are denominated in local currency. In these instances, including our current experience involving the devaluation of the Brazilian real, although an unfavorable change in the exchange rate of a foreign currency against the U.S. dollar will result in lower sales when translated to U.S. dollars, operating expenses will also be lower in these circumstances.

Solectron has currency exposures arising from both sales and purchases denominated in currencies other than the functional currency of Solectron sites. Fluctuations in the rate of exchange between the currency of the exposure and the functional currency of the Solectron site could seriously harm our business, operating results and financial condition. For example, if there is an increase in the rate at which a foreign currency is exchanged for U.S. dollars, it will require more of the foreign currency to equal a specified amount of U.S. dollars than before the rate increase. In such cases, and if we price our products and services in the foreign currency, we will receive less in U.S. dollars than we did before the rate increase went into effect. If we price our products and services in U.S. dollars and competitors price their products in local currency, an increase in the relative strength of the U.S. dollar could result in our prices being uncompetitive in markets where business is transacted in the local currency.

WE ARE EXPOSED TO FLUCTUATIONS IN INTEREST RATES.

The primary objective of our investment activities is to preserve principal, while at the same time, maximize yields without significantly increasing risk. To achieve this objective, we maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including both government and corporate obligations, certificates of deposit and money market funds. As of February 29, 2000, approximately 58% of our total portfolio was scheduled to mature in less than six months. In addition, our investments are diversified and of relatively short maturity. A hypothetical 10% increase in interest rates would not have a material effect on our investment portfolios.

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

Solectron's long-term debt instruments are subject to fixed interest rates. In addition, the amount of principal to be repaid at maturity is also fixed. In the case of the convertible notes, such notes are based on fixed conversion ratios into common stock. Therefore, we are not exposed to variable interest rates related to our long-term debt instruments.

WE MAY NOT BE ABLE TO ADEQUATELY PROTECT OR ENFORCE OUR INTELLECTUAL PROPERTY RIGHTS; AND WE COULD BECOME INVOLVED IN INTELLECTUAL PROPERTY DISPUTES.

Our ability to effectively compete may be affected by our ability to protect our proprietary information. We hold a number of patents and other license rights. These patent and license rights may not provide meaningful protection for our manufacturing processes and equipment innovations. On June 23, 1999, Solectron was served, along with 87 other companies including SMART Modular Technologies, Inc., as a defendant in a lawsuit brought by the Lemelson Medical, Education & Research Foundation. The lawsuit alleges that Solectron has infringed certain of the plaintiff's patents relating to machine vision and bar-code technology. Solectron believes it has meritorious defenses to these allegations and does not expect that this litigation will result in a material impact on its financial condition or results of operations. In the semiconductor, computer, telecommunications and networking industries, companies receive notices from time to time alleging infringement of patents, copyrights, or other intellectual property rights or others. We are currently being sued by a party who alleges that certain of our technology solutions business' communications card products have infringed and continue to infringe upon the party's intellectual property rights. Moreover, we have been and may from time to time continue to be notified of claims that we may be infringing patents, copyrights or other intellectual property rights owned by other third parties. The current litigation or any other litigation could result in substantial costs and diversion of resources and could have a material adverse effect on our business, financial condition and results of operations. In the future, third parties may assert infringement claims against Solectron or its customers. In the event of an infringement claim, we may be required to spend a significant amount of money to develop a non-infringing alternative or to obtain licenses. We may not be successful in developing such an alternative or obtaining a license on reasonable terms, if at all. In addition, any such litigation could be lengthy and costly and could harm our financial condition.

FAILURE TO COMPLY WITH ENVIRONMENTAL REGULATIONS COULD HARM OUR BUSINESS.

As a company in the electronics manufacturing services industry, we are subject to a variety of environmental regulations relating to the use, storage, discharge and disposal of hazardous chemicals used during our manufacturing process. Although we have never sustained any significant loss as a result of non-compliance with such regulations, any failure by us to comply with environmental laws and regulations could result in liabilities or the suspension of production. In addition, these laws and regulations could restrict our ability to expand our facilities or require us to acquire costly equipment or incur other significant costs to comply with regulations.

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

SOLECTRON CORPORATION AND SUBSIDIARIES


PART II. OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

        SMART Modular Technologies, Inc. (SMART), a wholly owned subsidiary of Solectron Corporation, and certain of SMART's ex-officers and ex-directors have been named as defendants in six securities class action lawsuits filed in the United States District Court for the Northern District of California, Boren v. SMART Modular Technologies, Inc., et al., No. C 98 20692 JW (PVT) (filed July 1, 1998), Woszczak v. SMART Modular Technologies, Inc., et al., No. C 98 2617 JL (filed July 2, 1998), Bisson v. SMART Modular Technologies, Inc., et al., No. C 98 20714 JF (filed July 8, 1998), D'Amato v. SMART Modular Technologies, Inc., et al., No. C 98 2804 PJH (filed July 16, 1998), Cha v. SMART Modular Technologies, Inc., et al., No. C 98 2833 BZ (filed July 17,
        1998) and Chang v. SMART Modular Technologies, Inc., et al., No. C 98 3151 SI (filed August 13, 1998) (collectively, the "Federal Actions"). The plaintiffs in the Federal Actions allege that defendants made material misrepresentations and omissions during the period from July 1, 1997 through May 21, 1998 in violation of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The Federal Actions were consolidated on October 9, 1998, and a consolidated complaint was filed on November 30, 1998 (the "Federal Complaint"). On November 2, 1999, defendants filed a motion to dismiss the Federal Complaint. This motion is pending.

        On October 22, 1998, a putative securities class action lawsuit, captioned Reagan v. SMART Modular Technologies, Inc., et al., Case No. H204162-5 (the "State Complaint"), was filed against SMART and certain of ex-officers and ex-directors in the Superior Court of the State of California, County of Alameda. The State Complaint alleges violations of Sections 25400 and 25500 of the California Corporations Code and seeks unspecified damages on behalf of a purported class of purchasers of SMART common stock during the period from July 1, 1997 through May 21, 1998. The factual allegations of the State Complaint are nearly identical to the factual allegations contained within the Federal Complaint. On February 22, 1999, the Superior Court granted SMART's motion to stay the state action pending resolution of the federal action.

        On June 23, 1999, Solectron was served, along with 87 other companies including SMART, as a defendant in a lawsuit brought by the Lemelson Medical, Education & Research Foundation. The lawsuit alleges that Solectron and SMART have infringed certain of the plaintiff's patents relating to machine vision and bar-code technology.

        The Company believes that all claims related to the state and federal securities actions are without merit and intends to defend vigorously against these actions. The Company also believes it has meritorious defenses to the patent infringement allegations. The Company does not expect that all these allegations will result in a material impact on its financial position or results of operations.

ITEM 2: CHANGES IN SECURITIES

        None

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

        None

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        The Company held its Annual Meeting of Stockholders on January 11, 2000. At the meeting, the following proposals received the votes listed below:

        Proposal I: Election of ten (10) Directors

              Dr. Koichi Nishimura                Votes for: 247,264,286
                                                  Votes withheld: 1,088,617

              Dr. Winston H. Chen                 Votes for: 247,257,351
                                                  Vote withheld: 1,095,552

              Richard A. D'Amore                  Votes for: 247,173,426
                                                  Votes withheld: 1,179,477

              Charles A. Dickinson                Votes for: 247,132,136
                                                  Votes withheld: 1,220,767

              Heinz Fridrich                      Votes for: 247,190,793
                                                  Votes withheld: 1,162,110

              Dr. Philip V. Gerdine               Votes for: 247,190,779
                                                  Votes withheld: 1,162,124

              William A. Hasler                   Votes for: 247,188,761
                                                  Votes withheld: 1,164,142

              Dr. Kenneth E. Haughton             Votes for: 247,233,673
                                                  Votes withheld: 1,119,230

              Dr. Paul R. Low                     Votes for: 247,185,896
                                                  Votes withheld: 1,167,007

              Osamu Yamada                        Votes for: 247,172,798
                                                  Votes withheld: 1,180,105

              Proposal II: Approval of an amendment to the Company's Certification of Incorporation increasing the number of authorized shares of Common Stock of the Company from 400,000,000 to 800,000,000 shares

                      Votes for: 235,374,023
                      Votes against: 12,312,592
                      Abstentions: 666,318

              Proposal III: Approval of ratification of the appointment of KPMG LLP as independent auditors of the Company for the fiscal year ended August 25, 2000.

                      Votes for: 247,590,755
                      Votes against: 176,243
                      Abstentions: 585,905

ITEM 5: OTHER INFORMATION

        None

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibits

              3.1 Certificate of Amendment of Certificate of Incorporation of the Company

              27.1 Financial Data Schedule - Six Months Ended February 25, 2000.

        (b) Reports on Form 8-K

              On December 9, 1999, Solectron filed a Current Report on Form 8-K regarding the completion of its acquisition of SMART Modular Technologies, Inc.

SOLECTRON CORPORATION



SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                       SOLECTRON CORPORATION
                                       (Registrant)

Date: April 10, 2000                   By: /s/ Susan Wang
                                       -----------------------------------
                                       Susan S. Wang
                                       Senior Vice President, Chief
                                       Financial Officer and Secretary
                                       (Principal Financial and
                                       Accounting Officer)

                                 EXHIBIT INDEX

         Exhibit
           No.                      Document
           --                       --------

           3.1 Certificate of Amendment of Certificate of Incorporation of the Company

          27.1     Financial Data Schedule - Six Months Ended February 25, 2000.