Form 10-Q
period 2000-05-26
SOLECTRON CORP
filed 2000-07-10
CIK 835541

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549
                                 FORM 10-Q


X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED May 26, 2000.

__ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
ACT  OF 1934   FOR   THE   TRANSITION   PERIOD   FROM   _________________   TO
_________________.

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

At June 30, 2000, 601,513,793 shares of Common Stock of the Registrant were outstanding.

SOLECTRON CORPORATION

INDEX TO FORM 10-Q


PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets at
         May 31, 2000 and August 31, 1999                          3

         Condensed Consolidated Statements of Income
         for the three months and nine months ended
         May 31, 2000 and 1999                                   4 - 5

         Condensed Consolidated Statements of Comprehensive
         Income for the three months and nine months ended
         May 31, 2000 and 1999                                     6

         Condensed Consolidated Statements of Cash Flows
         for the nine months ended May 31, 2000 and 1999         7 - 8

         Notes to Condensed Consolidated Financial
         Statements                                              9 - 15

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                    16 - 34

Item 3.  Quantitative and Qualitative Disclosures About
         Market Risk                                               34


PART II. OTHER INFORMATION


Item 1.  Legal Proceedings                                         35

Item 2.  Changes in Securities                                     35

Item 3.  Defaults Upon Senior Securities                           35

Item 4.  Submission of Matters to a Vote of Security Holders       36

Item 5.  Other Information                                         36

Item 6.  Exhibits and Reports on Form 8-K                          36

Signature                                                          37

ITEM 1. FINANCIAL STATEMENTS

                     SOLECTRON CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (In millions)
                                   (Unaudited)

                                                May 31,      August 31,
                                                 2000           1999
ASSETS                                       -----------    -----------
Current assets:
  Cash, cash equivalents and
    short-term investments                    $  3,419.9     $  1,881.6
  Accounts receivable, net                       1,839.6        1,237.9
  Inventories                                    2,522.5        1,170.1
  Prepaid expenses and other
    current assets                                 233.6          120.9
                                              ----------     ----------
    Total current assets                         8,015.6        4,410.5
Net property and equipment                         833.1          705.6
Other assets                                       305.9          203.2
                                              ----------     ----------
Total assets                                  $  9,154.6     $  5,319.3
                                              ==========     ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Short-term debt                             $     39.5     $     21.4
  Accounts payable                               1,826.1        1,013.7
  Accrued employee compensation                    117.5           97.5
  Accrued expenses                                 119.7           44.0
  Other current liabilities                        172.0           70.4
                                              ----------     ----------
    Total current liabilities                    2,274.8        1,247.0
Long-term debt                                   3,295.8          922.6
Other long-term liabilities                         15.2            9.2
                                              ----------     ----------
    Total liabilities                            5,585.8        2,178.8
                                              ----------     ----------
Commitments

Stockholders' equity:
  Common stock                                       0.6            0.3
  Additional paid-in capital                     2,195.6        2,057.6
  Retained earnings                              1,493.3        1,171.1
  Accumulated other comprehensive losses          (120.7)         (88.5)
                                              ----------     ----------
     Total stockholders' equity                  3,568.8        3,140.5
                                              ----------     ----------
Total liabilities and
  stockholders' equity                        $  9,154.6     $  5,319.3
                                              ==========     ==========


See accompanying notes to condensed consolidated financial statements.

                     SOLECTRON CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (In millions, except per share data)
                                 (Unaudited)

                            Three Months Ended      Nine Months Ended
                            ------------------     ------------------
                             May 31,   May 31,      May 31,   May 31,
                              2000      1999          2000      1999
                            --------  --------     --------  --------
Net sales                   $3,592.3  $2,366.0     $9,227.6  $6,729.5
Cost of sales                3,290.2   2,130.9      8,377.5   6,077.9
                            --------  --------     --------  --------
Gross profit                   302.1     235.1        850.1     651.6
Operating expenses:
  Selling, general and
    administrative             107.2      90.5        308.5     257.1
  Research and
    development                 15.7      11.8         44.7      32.5
  Acquisition and
    restructuring costs          7.0        -          32.0        -
                            --------  --------     --------  --------
      Operating income         172.2     132.8        464.9     362.0

Interest income                 24.0      10.6         67.4      23.4
Interest expense               (15.5)    (11.0)       (37.7)    (26.0)
                             --------  --------    --------  --------
Income before income taxes
  and cumulative effect
  of change in accounting
  principle                    180.7     132.4        494.6     359.4

Income tax expense              57.8      42.4        158.3     115.0
                            --------  --------     --------  --------
Income before cumulative
  effect of change in
  accounting principle         122.9      90.0        336.3     244.4

Cumulative effect of change
  in accounting principle
  for start-up costs, net of
  $1.6 income tax benefit         -         -          (3.5)       -
                            --------  --------     --------  --------
     Net income             $  122.9  $   90.0     $  332.8  $  244.4
                            ========  ========     ========  ========


                                  (continued on next page)

                           SOLECTRON CORPORATION AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME (continued)
                            (In millions, except per share data)
                                       (Unaudited)


                            Three Months Ended      Nine Months Ended
                            ------------------     ------------------
                             May 31,   May 31,      May 31,   May 31,
                              2000      1999         2000      1999
                            --------  --------     --------  --------
Basic net income per share:
 Income before cumulative
  effect of change in
  accounting principle      $   0.21  $   0.16     $   0.57  $   0.46

 Cumulative effect of change
  in accounting principle         -         -         (0.01)       -
                            --------  --------     --------  --------
                            $   0.21  $   0.16     $   0.56  $   0.46
                            ========  ========     ========  ========
 Diluted net income per share:
  Income before cumulative
   effect of change in
   accounting principle     $   0.20  $   0.16     $   0.55  $   0.44

  Cumulative effect of change
   in accounting principle        -         -         (0.01)       -
                            --------  --------     --------  --------
                            $   0.20  $   0.16     $   0.54  $   0.44
                            ========  ========     ========  ========


Shares used to compute
 net income per share:

     Basic                     597.8     550.3        594.1     530.7
                            ========  ========     ========  ========

     Diluted                   620.1     574.0        618.9     570.0
                            ========  ========     ========  ========


See accompanying notes to condensed consolidated financial statements.

                    SOLECTRON CORPORATION AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                               (In millions)
                                (Unaudited)



                              Three Months Ended       Nine Months Ended
                              ------------------      ------------------
                               May 31,   May 31,       May 31,   May 31,
                                2000      1999          2000      1999
                              --------  --------      --------  --------

Net income                    $  122.9  $   90.0      $  332.8  $  244.4

Other comprehensive
 income (loss):

Foreign currency translation
 adjustments, net of income
 tax benefit of $0.4 for
 three months and $1.0 for
 nine months in fiscal 2000      (19.7)     12.8         (30.6)    (57.9)

Unrealized loss on
 investments, net of income
 tax benefit of $0.5 for three
 months and $1.0 for nine
 months in fiscal 2000            (0.8)       -           (1.6)       -
                              --------  --------      --------  --------
Comprehensive income          $  102.4  $  102.8      $  300.6  $  186.5
                              ========  ========      ========  ========



---------------
Accumulated foreign currency translation losses were $118.1 million at May 31, 2000 and $87.5 million at August 31, 1999. For the nine-month period of fiscal year 1999, the foreign currency translation loss primarily resulted from the devaluation of the Brazilian real. The translation loss for the nine-month period of fiscal year 2000 was principally due to the weakened French franc and British sterling. Most of Solectron's foreign currency translation adjustment amounts relate to investments which are permanent in nature. To the extent that such amounts relate to investments which are permanent in nature, no adjustment for income taxes is made. Accumulated unrealized losses on investments were $2.6 million at May 31, 2000 and $1.0 million at August 31, 1999.


See accompanying notes to condensed consolidated financial statements.

                     SOLECTRON CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (In millions)
                                (Unaudited)


                                                   Nine Months Ended
                                                -----------------------
                                                   May 31,     May 31,
                                                    2000        1999
                                                ----------   ----------
Cash flows from operating activities:
  Net income                                    $    332.8    $   244.4
  Adjustments to reconcile net income
   to net cash (used in) provided by operating
   activities:
     Depreciation and amortization                   169.1        136.7
     Non-cash interest expense                        27.4         10.6
     Tax benefit associated with the
      exercise of stock options                       52.6         21.5
     Cumulative effect of change in accounting
      principle for start-up costs                     3.5           -
     Other                                            (4.4)       (15.1)
     Changes in operating assets and
     liabilities:
       Accounts receivable                          (633.5)      (247.4)
       Inventories                                (1,185.8)      (164.1)
       Prepaid expenses and other
        current assets                               (93.6)        (8.4)
       Accounts payable                              870.5         43.7
       Accrued expenses and other
        current liabilities                          188.4         10.3
                                                ----------    ---------
     Net cash (used in) provided by
       operating activities                         (273.0)        32.2
                                                ----------    ---------
Cash flows from investing activities:
  Sales and maturities of short-term
   investments                                       699.8        286.7
  Purchases of short-term investments             (1,079.0)      (494.6)
  Acquisition of manufacturing assets
   and locations                                    (297.7)      (108.4)
  Capital expenditures                              (318.6)      (320.1)
  Proceeds from sale of property and equipment        71.7         16.8
  Other                                              (13.1)       (13.3)
                                                ----------    ---------
     Net cash used in investing
      activities                                    (936.9)      (632.9)
                                                ----------    ---------


                               (continued on next page)

                       SOLECTRON CORPORATION AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                                (In millions)
                                 (Unaudited)


                                                  Nine Months Ended
                                                -----------------------
                                                  May 31,      May 31,
                                                   2000        1999
                                                ----------   ----------

Cash flows from financing activities:
  Net proceeds from bank lines of credit              5.0          16.6
  Net proceeds from long-term debt                2,296.8         731.4
  Net proceeds from stock issued under
   option and employee purchase plans                97.1          55.1
  Repurchases of common stock                          -           (7.2)
  Other                                               8.1          15.8
                                               ----------    ----------
    Net cash provided by financing
    activities                                    2,407.0         811.7
                                               ----------    ----------
Effect of exchange rate changes on
 cash and cash equivalents                          (15.2)         (0.1)
                                                ----------    ---------
Net increase in cash and
 cash equivalents                                 1,181.9         210.9

Cash and cash equivalents at
 beginning of period                              1,416.8         300.7
                                               ----------    ----------
Cash and cash equivalents at
 end of period                                 $  2,598.7    $    511.6
                                               ==========    ==========


SUPPLEMENTAL DISCLOSURES

Cash paid during the period:
   Income taxes                                $    102.2    $     85.4
   Interest                                    $     12.8    $     26.0

Non-cash investing and financing activities:
   Issuance of common stock upon
     conversion of long-term debt              $       -     $    230.0
   Issuance of common stock for business
     combination, net of cash acquired                1.0            -


See accompanying notes to condensed consolidated financial statements.

SOLECTRON CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

NOTE 1 - Basis of Presentation

The accompanying unaudited condensed consolidated balance sheets as of May 31, 2000 and August 31, 1999, and the related unaudited condensed consolidated statements of income for the three- and nine-month periods ended May 31, 2000 and 1999, and the unaudited condensed consolidated statements of comprehensive income for the three- and nine-month periods ended May 31, 2000 and 1999, and the unaudited condensed consolidated statements of cash flows for the nine months ended May 31, 2000 and 1999 have been prepared on substantially the same basis as the annual consolidated financial statements. Management believes the financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company's financial position, operating results and cash flows for the periods presented. The results of operations for the three- and nine-month periods ended May 31, 2000 are not necessarily indicative of results to be expected for the entire year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended August 31, 1999 included in the Company's Current Report on Form 8-K filed on April 11, 2000.

For clarity of presentation, the Company has indicated its third fiscal quarters as ending on May 31, 2000 and 1999, and its fiscal year as ending on August 31, 1999. In fact, the Company's third quarter of fiscal 2000 ended on May 26, 2000, its third quarter of fiscal 1999 ended on May 28, 1999 and its 1999 fiscal year ended on August 27, 1999.

NOTE 2 - Inventories

Inventories consisted of (in millions):

                                   May 31,           August 31,
                                    2000                1999
                                 -----------        -----------
          Raw materials          $   1,984.1        $     841.2
          Work-in-process              375.9              232.6
          Finished goods               162.5               96.3
                                 -----------        -----------
          Total                  $   2,522.5        $   1,170.1
                                 ===========        ===========

NOTE 3 - Net Income Per Share

The following table sets forth the computation of basic and diluted net income per share for the three- and nine-month periods ended May 31, 2000 and 1999.

                                  Three Months Ended          Nine Months Ended
                                  ------------------         ------------------
                                   May 31,   May 31,          May 31,   May 31,
                                    2000      1999             2000      1999
                                  --------  --------         --------  --------
                                       (in millions, except per share data)
Income before cumulative
  effect of change in
  accounting principle            $ 122.9   $   90.0         $  336.3  $  244.4

Cumulative effect of change
  in accounting principle,
  net of income tax benefit            -          -              (3.5)       -

Interest expense from
  convertible subordinated
  notes, net of income taxes           -          -               -         5.0
                                  --------  --------         --------  --------
Net income - diluted              $  122.9  $   90.0         $  332.8  $  249.4
                                  ========  ========         ========  ========

Weighted average shares - basic      597.8     550.3            594.1     530.7

Common shares issuable upon
  exercise of stock options           22.3      22.8             24.8      20.9

Common shares issuable
  upon assumed conversion of
  convertible subordinated notes        -        0.9               -       18.4
                                  --------  --------         --------  --------
Weighted average shares - diluted    620.1     574.0            618.9     570.0
                                  ========  ========         ========  ========

Basic net income per share:
 Income before cumulative
   effect of change in
   accounting principle           $   0.21  $   0.16         $   0.57  $   0.46

 Cumulative effect of change
   in accounting principle              -         -             (0.01)       -
                                  --------  --------         --------  --------
    Net income per share          $   0.21  $   0.16         $   0.56  $   0.46
                                  ========  ========         ========  ========

Diluted net income per share:
 Income before cumulative
   effect of change in
   accounting principle           $   0.20 $    0.16         $   0.55  $   0.44

 Cumulative effect of change
   in accounting principle              -         -             (0.01)       -
                                  --------  --------         --------  --------

     Net income per share         $   0.20  $   0.16         $   0.54  $   0.44
                                  ========  ========         ========  ========

For the three- and  nine-month  periods ended May 31, 2000,  options to purchase
1.9 million shares of the Company's common stock with exercise prices greater than the average fair market values of its common stock for such periods at $38.66 and $39.43, respectively, were not included in the calculation because the effect would have been antidilutive.

Prior to fiscal 2000, the fiscal years of Solectron and SMART differed. Solectron's condensed consolidated statements of income for the three- and nine-month periods ended May 31, 1999 were combined with SMART's condensed consolidated statements of income for the three- and nine-month periods ended July 31, 1999. For Solectron, options to purchase 620,000 and 3.4 million shares, respectively, of Solectron's common stock with exercise prices greater than the average fair market values of its common stock at $25.04 and $19.69, respectively, for the three- and nine-month periods ended May 31, 1999 were not included in the calculation because the effect would have been antidilutive. For SMART, options to purchase 1.5 million shares of SMART's common stock with exercise prices greater than the average fair market values of its common stock at $17.44 and $18.31, respectively, for the three- and nine-month periods ended July 31, 1999 were not included in the calculation because the effect would have been antidilutive.

In addition, the calculation above did not include the 24.7 million and 49.6 million common shares issuable upon conversion of the zero-coupon senior convertible notes due 2019 and 2020, respectively, as they would have been antidilutive.

NOTE 4 - Commitments

Solectron leases various facilities under operating lease agreements. The facility leases expire at various dates through 2014. Most of such leases require Solectron to pay property taxes, insurance and normal maintenance costs. Payments of some leases are periodically adjusted based on LIBOR rates. Certain leases for Solectron's facilities, including Milpitas, Fremont and San Jose, California; Everett, Washington; Suwanee, Georgia; and Columbia, South Carolina, provide Solectron with an option at the end of the lease term of either acquiring the property at its original cost or arranging for the property to be acquired. For these leases, Solectron is contingently liable under a first loss clause for a decline in market value of such leased facilities up to 85% of the original costs, or approximately $170 million in total as of May 31, 2000, in the event Solectron does not purchase the properties at the end of the respective lease terms. Under such agreements, the Company must also maintain compliance with financial covenants similar to its $100 million unsecured multicurrency revolving credit facility.

Additionally, Solectron periodically enters into lease arrangements with third-party leasing companies under which it sells fixed assets and leases them back from the leasing companies. Solectron is accounting for these leases as operating leases.

NOTE 5 - Segment Information

The Company has transitioned its operations into three strategic  business units
- manufacturing and operations, technology solutions, and global services. Each business unit has its own president and support staff. Solectron's management uses an internal management reporting system, which provides important financial data, to evaluate performance and allocate resources for these three business units. Intersegment adjustments were related primarily to intersegment sales that were generally recorded at prices that approximated arm's length transactions. Certain corporate expenses were allocated to these operating segments and were included for performance evaluation. Some amortization expenses were also allocated to these operating segments, but the related intangible assets were not allocated. The accounting policies for the segments were the same as for Solectron taken as a whole.

Segment information by business units for the three- and nine-month periods ended May 31, 2000 and 1999, was as follows:

                                  Three Months Ended        Nine Months Ended
                                 --------------------    ----------------------
                                  May 31,    May 31,       May 31,      May 31,
                                   2000        1999         2000         1999
                                 --------    --------    ---------    ---------
                                                  (in millions)
Net sales:
 Manufacturing and operations    $3,217.1    $2,123.5     $8,157.3     $5,935.9
 Technology solutions               368.3       261.8      1,044.5        851.8
 Global services                     55.9         -          110.3          -
 Intersegment adjustments           (49.0)      (19.3)       (84.5)       (58.2)
                                 --------    --------     --------     --------
                                 $3,592.3    $2,366.0     $9,227.6     $6,729.5
                                 ========    ========     ========     ========

Depreciation and amortization:
 Manufacturing and operations    $   56.2    $   42.8     $  126.0     $  116.6
 Technology solutions                 6.3         4.6         19.3         15.3
 Global services                      1.3          -           9.5           -
 Corporate                            3.5         3.1         14.3          4.8
                                 --------    --------     --------     --------
                                 $   67.3    $   50.5     $  169.1     $  136.7
                                 ========    ========     ========     ========

Interest income:
 Manufacturing and operations    $    1.9    $    2.0     $    5.8     $    5.8
 Technology solutions                 1.9         1.6          5.1          5.2
 Global services                      0.1          -           0.1            -
 Corporate                           33.7        11.6         82.2         23.8
 Intersegment adjustments           (13.6)       (4.6)       (25.8)       (11.4)
                                 --------    --------     --------     --------
                                 $   24.0    $   10.6     $   67.4      $  23.4
                                 ========    ========     ========     ========

Interest expense:
 Manufacturing and operations    $   14.8    $    5.1     $   28.0     $   13.0
 Technology solutions                 0.2         0.4          0.8          0.9
 Global services                      0.2          -           0.2            -
 Corporate                           14.3        10.1         34.9         23.5
 Intersegment adjustments           (14.0)       (4.6)       (26.2)       (11.4)
                                 --------    --------     --------     --------
                                 $   15.5    $   11.0     $   37.7     $   26.0
                                 ========    ========     ========     ========

Pre-tax income:
 Manufacturing and operations    $  163.0    $  125.7     $  456.1     $  338.3
 Technology solutions                21.5        23.0         44.9         59.9
 Global services                     (4.3)         -          (0.7)          -
 Corporate                            0.5       (16.3)       (10.8)       (38.8)
                                 --------    --------     --------     --------
                                 $  180.7 a  $  132.4     $  489.5 b,c $  359.4
                                 ========    ========     ========     ========

                                  Three Months Ended        Nine Months Ended
                                 --------------------    ----------------------
                                  May 31,     May 31,      May 31,      May 31,
                                    2000        1999         2000         1999
                                 --------    --------    ---------    ---------
                                                (in millions)
Capital expenditures:
 Manufacturing and operations    $  109.7    $   83.9     $  267.8     $  282.5
 Technology solutions                 7.9         7.8         21.6         15.9
 Global services                      2.6          -           9.6           -
 Corporate                            6.9         1.2         19.6         21.7
                                 --------    --------     --------     --------
                                 $  127.1    $   92.9     $  318.6     $  320.1
                                 ========    ========     ========     ========


                                                 May 31,     August 31,
                                                  2000          1999
                                              ------------   ----------
                                                    (in millions)

Total assets:
 Manufacturing and operations                 $    5,183.8   $  3,265.9
 Technology solutions                                602.8        556.7
 Global services                                     109.4         42.4
 Corporate                                         5,611.0      2,717.0
 Intersegment adjustments                         (2,352.4)    (1,262.7)
                                              ------------   ----------
                                              $    9,154.6   $  5,319.3
                                              ============   ==========
----------------------------
a.Reflects acquisition costs of $5.2 million recorded in global services and $1.8 million recorded as restructuring costs in manufacturing and operations.

b.Reflects  acquisition  costs of $16.5 million,  $5.2 million and $3.8 million, respectively, recorded in technology solutions, global services and corporate; and restructuring costs of $2.8 million, $1.9 million and $1.8 million, respectively, recorded in technology solutions, global services and manufacturing and operations.

c.Includes $5.1 million for cumulative effect of change in accounting principle for start-up costs.

NOTE 5 - Zero-Coupon Convertible Senior Notes

In May 2000, Solectron issued 4,025,000 zero-coupon convertible senior notes at an issue price of $579.12 per note which resulted in gross proceeds to Solectron of approximately $2.3 billion under an effective registration statement filed with the Securities and Exchange Commission. These notes are unsecured and unsubordinated indebtedness of Solectron with a maturity value aggregating $4.025 billion. There will be no interest payment by Solectron prior to maturity. Each note has a yield of 2.75% with a maturity value of $1,000 on May 8, 2020. Solectron is amortizing the issue discount using the effective interest method over the term of the notes. Each note is convertible at any time by the holder at a conversion rate of 12.3309 shares per note. Holders may require Solectron to purchase all or a portion of their notes on May 8, 2003 and May 8, 2010, at a price of $628.57 and $761.00 per note, respectively. Also, each holder may require Solectron to repurchase all or a portion of such holder's notes upon a change in control of the Company occurring on or before May 8, 2003. Solectron, at its option, may redeem all or a portion of the notes at any time on or after May 8, 2003.

NOTE 6 - Pooling of Interests

On April 28, 2000, Solectron completed the acquisition of AMERICOM Wireless Services (AMERICOM) in its entirety, a privately held corporation which specializes in wireless handset repair and refurbishment and outsourced technical customer support services. Solectron issued approximately 1.8 million shares of its common stock to exchange for all outstanding stock and to extinguish obligations under the stock appreciation rights plan of AMERICOM. This transaction was accounted for as a pooling of interests. As the results of operations of AMERICOM prior to this acquisition were not considered material to the Company's consolidated results of operations, the Company's historical financial statements have not been restated to reflect the financial position and results of operations of AMERICOM, and pro-forma financial information has not been disclosed. However, the Company has signed a definitive agreement for the acquisition of Bluegum Group in its entirety and expects to complete the acquisition in July 2000. The combined effect of Bluegum Group and AMERICOM may be deemed to be material to the Company's consolidated results of operations. Upon the completion of the acquisition of Bluegum Group, the Company's historical financial statements will be restated to reflect the financial position and results of operations of Bluegum Group and AMERICOM. Bluegum Group is a leading electronics contract manufacturer in Australia, and the acquisition is subject to various conditions of closing.

Acquisition costs of $5.2 million were recorded in connection with the acquisition of AMERICOM. These costs included direct transaction fees, as well as legal fees, accounting fees, registration fees and other incidentals.

NOTE 7 - Acquisitions of Manufacturing Assets and Business

On March 1, 2000, Solectron completed the acquisition of the complex systems manufacturing assets of Ericsson Telecom AB's telecommunications infrastructure equipment operations in Longuenesse, France, and Ostersund, Sweden. The total purchase price for the manufacturing assets and intangible assets was approximately $162.2 million, subject to adjustment. The transaction was accounted for as a purchase of assets, and the purchase price was allocated to the assets acquired based on the relative fair values of the assets at the date of acquisition. As part of the agreement, Solectron will provide a complete range of integrated supply-chain solutions to Ericsson Telecom AB. This includes supply-base management, early prototyping, New Product Introduction (NPI) management, complex printed circuit board (PCB) assembly, configure-to-order and build-to-order complex systems assembly, and global services.

On March 31, 2000, Solectron completed the acquisition of Alcatel's manufacturing business in Aguadilla, Puerto Rico. The purchase price was approximately $48.2 million, subject to adjustments. The acquisition was accounted for as a purchase of a business resulting in goodwill of approximately $13.3 million, subject to adjustment. The condensed consolidated financial statements include the operating results of this operation from the date of acquisition. Pro forma results of operations are not presented because the effect of this acquisition is not significant. Alcatel is a world leader in building next-generation networks and end-to-end data voice solutions. As part of the acquisition of Alcatel's manufacturing business in Aguadilla, Solectron will assume full manufacturing responsibility for Alcatel's PCB products focused on the networking and telecommunication industries. Additionally, Solectron will provide a full range of manufacturing services to Alcatel for the next three years including prototyping and high-volume PCB assembly.

On April 6, 2000, Solectron announced the completion of acquisition of the manufacturing assets of Premisys Communications, Inc., a wholly owned subsidiary of Zhone Technologies, Inc. (Zhone). The total purchase price for the manufacturing assets and intangible assets was approximately $15.5 million, subject to adjustment. The transaction was accounted for as a purchase of assets, and the purchase price was allocated to the assets acquired based on the relative fair values of the assets at the date of acquisition. Zhone is a communications equipment providerintegrating expertise in voice, video and data communications. Under the agreement, Solectron becomes Zhone's virtual supply-chain partner and signed a five-year commitment with Zhone to provide product life cycle management services, including NPI through repair and end-of-life services.

NOTE 8 - Subsequent Events

On June 5, 2000, Solectron acquired the manufacturing assets of four Nortel manufacturing facilities including Calgary, Canada; Research Triangle Park, North Carolina; Monterrey, Mexico; and Cwmcarn, Wales. Solectron will provide prototyping, PCB assembly, small sub-assembly and repair services to Nortel in these locations. On June 30, 2000, the Company completed the purchase of manufacturing assets at two Nortel Networks manufacturing and repair facilities located in Pont de Buis and Douarnenez, France, and Monkstown, Northern Ireland for which Solectron will offer prototyping, PCB assembly, small sub-assembly and repair services to Nortel Networks. Solectron expects to complete an additional asset acquisition at Nortel Networks manufacturing and repair operation in Turkey by the end of August 2000 which is subject to various conditions of closing. Under the terms of the agreements and the proposed agreements, assuming certain conditions are met, Solectron will pay approximately $900 million to assume the assets contemplated in these agreements. The companies also entered into a multi-year supply agreement, valued in excess of $10 billion in sales, with the option to renew.

NOTE 9 - Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." As amended by SFAS No. 137 and 138, SFAS No. 133 establishes methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities. Solectron anticipates that the adoption of SFAS No. 133 will not have a material impact on its financial position, results of operations or cash flows. The Company will adopt SFAS No. 133 in its first fiscal quarter of 2001.

In December  1999, the  Securities  and Exchange  Commission  (SEC) issued Staff
Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements," which provides guidance related to revenue recognition based on interpretations and practices followed by the SEC and was effective the first fiscal quarter of fiscal years beginning after December 15, 1999 and requires companies to report any changes in revenue recognition as a cumulative change in accounting principle at the time of implementation in accordance with Accounting Principles Board opinion 20, "Accounting Changes." Subsequently, SAB No.101A and 101B were issued to delay the implementation of SAB No. 101. It will be effective for Solectron in the Company's fourth quarter of fiscal 2001. The Company is currently evaluating the impact, if any, SAB No. 101 will have on its financial position or results of operations.

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

General

Solectron provides electronics manufacturing services to original equipment manufacturers (OEMs) who design and sell networking equipment, workstations, personal and notebook computers, computer peripherals, telecommunications equipment or other electronic equipment. These OEMs include Cisco Systems, Inc. (Cisco), Compaq Computer Corporation (Compaq), Ericsson Telecom AB (Ericsson), Hewlett-Packard Company, Inc. (HP), International Business Machines Corporation
(IBM) and Nortel Networks Limited (Nortel). These companies contract with Solectron to build their products or to obtain other related services.

Solectron furnishes integrated supply-chain solutions that span the entire product life cycle - from technology solutions, to manufacturing and operations, to global services. These services include the following range of services:

-   Advanced building block design solutions;
-   Product design and manufacturing;
-   New product introduction management;
-   Materials purchasing and management;
-   Prototyping;
- Printed circuit board assembly (the process of placing components on an electrical printed circuit board that controls the processing functions of a personal computer or other electronic equipment);
- Systems assembly (for example, building complete systems such as mobile telephones and testing them to ensure functionality);
-   Distribution;
-   Product repair; and
-   Warranty services.

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

In June 1998, Solectron acquired  International  Business Machines Corporation's
(IBM) Electronic Card Assembly and Test (ECAT) manufacturing assets in Charlotte, North Carolina, and non-exclusive rights to certain IBM intellectual property. Under the terms of the agreement, we will provide PCB assembly services to IBM in North America for three years. In addition, IBM has made available to Solectron intellectual property rights covering a wide spectrum of technologies and capabilities. IBM also provided to Solectron failure analysis and characterization tools for process development and manufacturing, including fault detection and isolation.

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

In February 1999,  Solectron  acquired IBM's  Electronic  Card Assembly and Test
(ECAT) manufacturing assets in Austin, Texas, and non-exclusive rights to certain IBM intellectual property. Under the terms of the agreement, we will provide PCB assembly for motherboards used in IBM's mobile computer products manufactured worldwide for three years. This includes physical design, early prototyping, new product launch, PCB assembly and test, volume production, end-of-life support, field return services and life cycle management. We will also provide IBM's worldwide design teams a full range of integrated NPI services which involve pre-manufacturing support, such as design and layout, component and concurrent engineering, test development, prototype, procurement and assembly.

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

In August 1999, Solectron acquired the manufacturing assets of Trimble Navigation Limited (Trimble) in Sunnyvale, California, and assumed full manufacturing responsibility of Trimble's Global Positioning System (GPS) and related radio frequency (RF) technology products for three years. Trimble is a leader in RF products enabled by GPS technology. We also acquired certain intellectual property rights related to RF technology. Under the terms of the agreement, we will provide Trimble a full range of integrated services across the entire product life cycle including design consultation, prototyping, NPI management, and volume PCB and systems assembly.

In September 1999, Solectron announced the acquisition of manufacturing assets in several phases of IBM's Netfinity server operations in Greenock, Scotland. In addition, we acquired certain IBM intellectual property rights included in the design and manufacture of PC server motherboards. Under the terms of the agreement, we assumed NPI and manufacturing responsibility for the PCB assemblies used in IBM's Netfinity server lines which were formerly manufactured at IBM's Greenock operations. We will provide IBM full-service NPI management which includes a full range of premanufacturing services, specifically component and concurrent engineering, test development, prototype, procurement and assembly. We will also provide IBM for three years fully integrated PCB assembly services including early prototyping, new product launch, assembly and test, volume production, end-of-life support and life cycle management. The volume PCB assembly services will be transferred from IBM's Greenock facility to our existing global manufacturing operations. In addition, we have established a new, full-service NPI center in Port Glasgow, Scotland, to support the IBM design teams.

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

In November 1999, Solectron completed its acquisition of SMART Modular Technologies, Inc. (SMART) which was accounted for as a pooling of interests. SMART is a designer and manufacturer of memory modules and memory cards, embedded computers, and I/O products. Through the acquisition, Solectron has gained a manufacturing presence in Aguada, Puerto Rico, and additional manufacturing capacity through SMART's facilities in Fremont, California; Penang, Malaysia; and East Kilbride, Scotland. In addition, Solectron has gained design centers in Fremont, California; Bangalore, India; Boston, Massachusetts; and Ayr, Scotland. The acquisition enables Solectron to expand its service capabilities and infrastructure by integrating SMART into the technology business unit with Force Computers, Inc. (Force). In addition, Solectron is benefiting from the business purchase transaction of Compaq Computer Corporation's embedded and real-time product business in Fremont, California and Scotland by SMART in August 1999.

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

In March 2000, Solectron completed the acquisition of Alcatel's manufacturing business in Aguadilla, Puerto Rico. Alcatel is a world leader in building next-generation networks and end-to-end data voice solutions. As part of the acquisition, Solectron will assume full manufacturing responsibility for Alcatel's PCB products focused on the networking and telecommunication industries. Additionally, Solectron will provide a full range of manufacturing services to Alcatel for the next three years including prototyping and high-volume PCB assembly.

In April 2000, Solectron announced the completion of acquisition of the manufacturing assets of Premisys Communications, Inc., a wholly owned subsidiary of

Zhone Technologies, Inc. (Zhone). Zhone is a communications equipment provider integrating expertise in voice, video and data communications. Under the agreement, Solectron becomes Zhone's virtual supply-chain partner and signed a five-year commitment with Zhone to provide product life cycle management services, including NPI through repair and end-of-life services.

In April 2000, Solectron Completed the acquisition of AMERICOM Wireless Services (AMERICOM) in its entirety, a privately held corporation which specializes in wireless handset repair and refurbishment and outsourced technical customer support services. As part of the transaction, Solectron will gain specialized repair and testing equipment and assume responsibility for AMERICOM's business operations in Los Angeles, California; Louisville, Kentucky; Baltimore, Maryland; and Dallas, Texas; as well as AMERICOM's field technicians and support operations throughout the United States.

In May 2000, Solectron announced the signing of a definitive agreement for the acquisition of Bluegum Group, Australia's leading electronics contract manufacturer, in its entirety. It is expected that Solectron will gain NPI, manufacturing, systems assembly, and services capability in Liverpool, New South Wales; Wangaratta, and Melbourne, Victoria; and program offices in Sydney, North Melbourne and Singapore. The acquisition is expected to be completed by the end of July 2000, subject to various conditions of closing.

On June 5, 2000, Solectron acquired the manufacturing assets of four Nortel manufacturing facilities including Calgary, Canada; Research Triangle Park, North Carolina; Monterrey, Mexico; and Cwmcarn, Wales. Solectron will provide prototyping, PCB assembly, small sub-assembly and repair services to Nortel in these locations. On June 30, 2000, the Company completed the purchase of manufacturing assets at two Nortel Networks manufacturing and repair facilities located in Pont de Buis and Douarnenez, France, and Monkstown, Northern Ireland for which Solectron will offer prototyping, PCB assembly, small sub-assembly and repair services to Nortel Networks. Solectron expects to complete an additional asset acquisition at Nortel Networks manufacturing and repair operation in
Turkey by the end of August 2000, subject to various conditions of closing. Following the transaction in Northern Ireland, Solectron purchased a 50,000 square-foot (4,645 square-meter) facility in Carrickfergus, just outside of Belfast. During renovations, Solectron will operate from Nortel Networks' facility in Monkstown and will transfer work to the new site, which is expected to be fully operational in September 2000. The new site will be a NPI center that will serve Nortel Networks telecommunications needs and manufacture optical networking products. Under the terms of the agreements and the proposed agreements, assuming certain conditions are met, Solectron will pay approximately $900 million to assume the assets contemplated in these agreements. The companies also entered into a multi-year supply agreement, valued in excess of $10 billion in sales, with the option to renew.

On June 30, 2000, Solectron completed the acquisition of IBM Corporation's manufacturing operations in Hortolandia, Sao Paulo state, Brazil. Solectron will assume responsibility for the systems configuration and assembly of IBM's Personal Systems Group, Retail Systems Solutions Group, and Enterprise Systems Group products sold into the Brazilian, Mercosul and Andean markets. As part of the multi-year agreement, Solectron will provide IBM with an extensive range of integrated services including NPI support, PCB and systems assembly, product configuration services, repair and end-of-life product support.

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

                            Three Months Ended      Nine Months Ended
                            ------------------     ------------------
                             May 31,   May 31,      May 31,   May 31,
                              2000      1999         2000      1999
                            --------  --------     --------  --------
Net sales                      100.0%    100.0%       100.0%    100.0%
Cost of sales                   91.6      90.1         90.8      90.3
                            --------  --------     --------  --------
Gross profit                     8.4       9.9          9.2       9.7
Operating expenses:
  Selling, general and
    administrative               3.0       3.8          3.3       3.8
  Research and
    Development                  0.4       0.5          0.5       0.5
  Acquisition and
    restructuring costs          0.2        -           0.4        -
                            --------  --------     --------  --------
      Operating income           4.8       5.6          5.0       5.4

Interest income                  0.6       0.5          0.7       0.3
Interest expense                (0.4)     (0.5)        (0.4)     (0.4)
                            --------  --------     --------  --------
Income before income taxes
  and cumulative effect
  of change in accounting
  principle                      5.0       5.6          5.3       5.3

Income tax expense               1.6       1.8          1.7       1.7
                            --------  --------     --------  --------
Income before cumulative
  effect of change in
  accounting principle           3.4       3.8          3.6       3.6

Cumulative effect of change
  in accounting principal
  for start-up costs              -         -            -         -
                            --------  --------     --------  --------
     Net income                  3.4%      3.8%         3.6%      3.6%
                            ========  ========     ========  ========

Net Sales

Net sales for the three- and nine-month periods of fiscal 2000 were $3.6 billion and $9.2 billion, respectively, and increased 51.8% and 37.1%, respectively, over the same periods in fiscal 1999. The growth in sales was primarily attributable to major new program ramp-ups, strong demand from our customers worldwide and acquisitions made during fiscal 1999 and through the third quarter of fiscal 2000. However, the sales increase was constrained by component shortages.

Solectron has three business units including manufacturing and operations, technology solutions, and global services. Our core business group, manufacturing and operations, provided 89% of net sales for both three-month periods in fiscal 2000 and 1999, and 88% of net sales for both nine-month periods in fiscal 2000 and

1999. Our newly established technology solutions group consisting of SMART and Force contributed 10% and 11%, respectively, of net sales for the three- and nine-month periods in fiscal 2000 compared to 11% and 12%, respectively, for the same periods in fiscal 1999. The new global services unit contributed approximately 1% of net sales for the three- and nine-month periods in fiscal 2000.

Manufacturing and Operations

Net sales from our worldwide manufacturing operations group grew to $3.2 billion and $8.2 billion, respectively, for the three- and nine-month periods in fiscal 2000 compared to the same periods in fiscal 1999. These increases were 51.5% and 37.4% over the comparable periods of fiscal 1999. The increase in net sales was principally due to strong demand growth from our customers and acquisitions including manufacturing assets of Mitsubishi in October 1998; IBM ECAT in Austin, Texas in February 1999; Trimble, California in August 1999; IBM's Netfinity server operations in Greenock, Scotland in September 1999; Ericsson's telecommunications infrastructure equipment operations in Longuenesse, France and Ostersund, Sweden in March 2000; and Zhone, California in April 2000; as well as the acquisition of Alcatel's manufacturing business in Aguadilla, Puerto Rico in March 2000.

Within the Americas, the Milpitas site in California, Guadalajara site in Mexico and Charlotte site in North Carolina were the largest contributors primarily due to new programs from our customers. However, sales in the Americas were impeded by the shortage of components. Sales growth in the Milpitas site continued despite the planned transfer of personal computer PCB programs and computer peripherals systems assembly programs to Mexico and networking business to Penang.

In Europe, the net sales increase in the three- and nine-month periods of fiscal 2000 over the same periods of fiscal 1999 primarily resulted from greater demand from our mobile phone and telecommunications customers. Additionally, the acquisitions of manufacturing assets of IBM's Netfinity server operations in Greenock, Scotland in September 1999 and Ericsson's telecommunications infrastructure equipment operations in Longuenesse, France and Ostersund, Sweden in March 2000 contributed incremental net sales for the three- and nine-month periods in fiscal 2000.

In Asia, the net sales growth was primarily due to demand growth in mobile phones, networking and personal computer projects for the three- and nine-month periods in fiscal 2000 compared to the same periods of fiscal 1999. Additionally, the China site started expanding in production to meet demand growth. Our Penang site in Malaysia continues to benefit from the transfer of networking business from Milpitas, California.

Technology Solutions

Net sales from our new technology solutions group, which includes SMART and Force, grew 40.7% to $368.3 million and 22.6% to $1.0 billion for the three- and nine-month periods, respectively, over the same periods of fiscal 1999. The increase in net sales primarily resulted from an overall increase in the average memory densities incorporated into the standard memory products and growth in sales of communication card products and embedded computer modules. In addition, the embedded and real-time product line acquired during August 1999 from Compaq further contributed to the increase. The increase in net sales was partially offset by declines in average selling prices.

Global Services

This newly established group reported net sales of $55.9 million and $110.3 million, respectively, for the three- and nine-month periods of fiscal 2000. Net sales benefited from the business acquisitions of Sequel in July 1999, NULOGIX in November 1999 and AMERICOM in April 2000.

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

International Sales - In the first nine months of fiscal 2000, international locations contributed 42.3% of consolidated net sales compared to 36.4% in the same period of fiscal 1999. As a result of Solectron's international sales and facilities, Solectron's operations are subject to the risks of doing business abroad. While these dynamics have not materially harmed Solectron's results of operations, we cannot assure that there will not be such an impact in the future. See "Trends and Uncertainties" for factors pertaining to our international sales and fluctuations in the exchange rates of foreign currency for further discussion of potential adverse effects in operating results associated with the risks of doing business abroad.

Net Sales to Major Customers - Several of our customers accounted for 10% or more of our net sales in the three- and nine-month periods of fiscal 2000 and 1999. The following table details these customers and the percentage of net sales attributed to them.

                                    Three Months Ended       Nine Months Ended
                                    ------------------      ------------------
                                     May 31,  May 31,        May 31,   May 31,
                                      2000      1999          2000      1999
                                    --------  --------      --------  --------

Ericsson Telecom AB (Ericsson)         15%        *            12%         *
Cisco Systems, Inc. (Cisco)            13%       12%           12%        11%
Compaq Computer Corporation (Compaq)    *        11%            *         13%
Hewlett-Packard Company (HP)            *         *             *         10%

----------------
* Less than 10%.

No other customer accounted for more than 10% of net sales during any of the periods presented.

Solectron's top ten customers accounted for approximately 72% and 75%, respectively, of consolidated net sales in the first nine months of fiscal 2000 and 1999. We are dependent upon continued revenues from Ericsson, Cisco, Compaq, and HP, as well as our other top ten customers. We cannot guarantee that these or any other customers will not increase or decrease as a percentage of consolidated net sales either individually or as a group. Consequently, any material decrease in sales to these or other customers could materially harm Solectron's results of operations.

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

Gross Profit

The gross margin percentage decreased to 8.4% and 9.2%, respectively, for the three- and nine-month periods of fiscal 2000 compared with 9.9% and 9.7%, respectively, for the same periods of fiscal 1999. The reduction was primarily attributable to manufacturing inefficiencies due to non-linearity of materials receipts, a high level of business development activities and new site integration support expenditures, as well as capacity ramp-up for future demand growth.

For our worldwide manufacturing operations, we anticipate that a larger percentage of our sales may be derived from systems-build projects which generally yield lower profit margins than PCB assembly. For our technology solutions business, we expect that a majority of our sales from technology solutions may continue to be derived from turnkey projects which typically yield lower profit margins than the consignment projects. In addition, factors affecting technology solutions' profit margins include the mix between sales of specialty memory modules, standard memory modules, communication card products and embedded computer modules, as well as changes in average memory densities used in memory products. Currently, a significant majority of net sales are derived from the sales of standard memory modules which typically have lower profit margins than its specialty memory modules.

In the foreseeable future, Solectron's overall gross margin is expected to depend primarily on product mix, production efficiencies, utilization of manufacturing capacity, start-up and integration costs of new and acquired businesses, percentage of sales derived from systems-build and turnkey projects, pricing within the electronics industry, component costs and delivery linearity, and the cost structure at individual sites. Over time, gross margins at the individual sites and for Solectron as a whole may continue to fluctuate. Increases in the systems-build business or turnkey projects, additional costs associated with new projects, and price erosion within the electronics industry could harm our gross margin.

In addition, we have experienced component shortages. While the component availability fluctuates from time to time and is still subject to lead time and other constraints, this could possibly limit our profit margin growth and might have a negative impact on our sales projections for the foreseeable future. Because of these factors and others discussed under "Trends and Uncertainties" below, we cannot assure that Solectron's gross margin will not fluctuate or decrease in future periods.

Selling, General and Administrative Expenses

In absolute dollars, selling, general and administrative (SG&A) expenses increased 18.5% and 20.0%, respectively, for the three- and nine-month periods of fiscal 2000 over the same periods of fiscal 1999. As a percentage of net sales, SG&A expenses were 3.0% and 3.3%, respectively, for the three- and nine-month periods in the fiscal 2000, and 3.8% for the comparable periods in fiscal 1999. The increase in absolute dollars for the fiscal 2000 periods primarily resulted from increased human resources and information systems costs to support sales growth and increased costs of acquisition related activities. The decline as a percentage of net sales for the fiscal 2000 periods reflects our on-going effort to manage operating expenses relative to sales growth and gross margin levels. We anticipate SG&A expenses will increase in terms of absolute dollars in the future, and may possibly increase as a percentage of revenue, as we continue to invest in our infrastructure such as marketing, sales, supply-base management as well as continuing investment in information systems to support the increased size and complexity of our business.

Research and Development Expenses

With the exception of our technology solutions operations, Solectron's research and development (R&D) activities have been focused primarily on the development of prototype and engineering design capabilities, fine pitch interconnecting technologies (which include ball-grid array, tape-automated bonding, multichip modules, chip-on-flex, chip-on-board and flip chip), high-reliability environmental stress test technology and the implementation of environmentally friendly assembly processes such as VOC-free and no-clean. Technology solutions' R&D efforts are concentrated on new product development and improvement of product designs through improvements in functionality and the use of microprocessors in embedded applications.

As a percentage of net sales, R&D expenses were 0.4% and 0.5%, respectively, for the three- and nine month periods in fiscal 2000 and 0.5% for the comparable periods of fiscal 1999. In absolute dollars, R&D expenses were $15.7 million and $44.7 million, respectively, in the third quarter and first nine months of fiscal 2000 compared to $11.8 million and $32.5 million in the same periods of fiscal 1999. The increase in R&D expenses in the fiscal 2000 periods compared to fiscal 1999 periods was primarily due to increased R&D effort at technology solutions and new R&D projects initiated at various sites. We expect that R&D expenses will increase in absolute dollars in the future and may increase as a percentage of net sales as SMART and Force continue to invest in their R&D efforts and additional R&D projects are undertaken at certain sites.

Acquisition and Restructuring Costs

For the three-month period of fiscal 2000, acquisition costs of $5.2 million were recorded in connection with the acquisition of AMERICOM. These costs included direct transaction fees, as well as legal fees, accounting fees, registration fees and other incidentals. Restructuring costs of $1.8 million related to re-alignment of the operations in Atlanta, Georgia. Such restructuring costs consisted of severance costs, long-term assets written off and other incidental costs.

For the nine-month period of fiscal 2000, acquisition costs of $25.5 million included $20.3 million recorded in the second quarter of fiscal 1999 which related to the merger of SMART consisting of investment banker fees, legal fees, accounting fees, registration fees and other incidentals. Total restructuring costs of $6.5 million comprised of $4.7 million which was recorded in the second quarter of fiscal 2000 associated with the consolidation of certain facilities as a result of the mergers with SMART and Sequel, Inc. These restructuring transaction costs of $4.7 million included lease exit costs of approximately $2.4 million, fixed asset write-offs and other incidental costs of approximately $1.4 million, as well as severance costs of approximately $0.9 million.

As of May 31, 2000, liabilities related to restructuring activities, totaling approximately $3.6 million, are expected to be paid out by the end of the calendar year 2000.

Net Interest Income (Expense)

Net interest income was $8.5 million for the third quarter of fiscal 2000 compared to net interest expense of $0.4 million in the same period of fiscal 1999. For the first nine months of fiscal 2000, net interest income was $29.7 million compared to $2.6 million of net interest expense for the comparable period of fiscal 1999. The net interest income in the fiscal 2000 periods primarily resulted from interest income earned on undeployed cash and investments from the proceeds of the 2.75% zero-coupon convertible senior notes which were issued in May 2000, offset in part by interest expense on the 4% and
2.75 yield zero-coupon convertible senior notes as well as on the 7 3/8% senior notes. In the first nine-month period of fiscal 2000, we capitalized approximately $0.9 million of interest expense related to the costs of computer software developed for internal use. We expect to utilize more of the undeployed cash during fiscal 2000 in order to fund anticipated future growth. See "Trends and Uncertainties" for factors relating to management growth and potential fluctuations in operating results.

Income Taxes

For the nine-month period of fiscal 2000, income taxes increased to $158.3 million from $115.0 million in the fiscal 1999 period. The increase was primarily due to increased income before income taxes. In general, the effective income tax rate is largely a function of the balance between income from domestic and international operations. Solectron's international operations, taken as a whole, have been taxed at a lower rate than those in the United States, primarily due to the tax holiday granted to Solectron's sites in Malaysia. The Malaysian tax holiday is effective through January 31, 2002, subject to some conditions, including certain levels of research and development expenditures. Solectron has also been granted various tax holidays in China, which are effective for various terms and are subject to some conditions.

Cumulative Effect of Change in Accounting Principle

Statement of Position (SOP) 98-5, "Reporting on the Costs of Start-up Activities." This SOP requires companies to expense all costs incurred in connection with start-up activities. The Company recorded a cumulative effect of change in accounting principle of $3.5 million, net of $1.6 million tax benefit in the first quarter of fiscal 2000.

Liquidity and Capital Resources

Net working capital was $5.7 billion at May 31, 2000 compared to $3.2 billion at the end of fiscal 1999. During the first nine months of fiscal 2000, cash, cash equivalents and short-term investments increased to $3.4 billion from $1.9 billion that reflects the undeployed cash and investments from the proceeds of 2.75% yield zero-coupon convertible senior debt issued in May 2000.

Additionally, we used $297.7 million for acquisitions of additional manufacturing assets from Trimble in California, acquisition funding of manufacturing assets at IBM's Netfinity server operations in Greenock, Scotland; Erisson in France and Sweden; and Zhone, California; as well as the business acquisitions of NULOGIX in Canada and Compaq's embedded and real-time product lines in Fremont, California and Scotland, and Alcatel Puerto Rico during the first nine months of fiscal 2000.

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

Inventory levels fluctuate directly with the volume of Solectron's manufacturing. Changes or significant fluctuations in product market demands can cause fluctuations in inventory levels that may result in changes of inventory turns and liquidity. The increase in inventory levels at May 31, 2000 from fiscal year end 1999 was primarily due to ramp-up programs, incomplete kits on hand awaiting short components, and purchased inventory through asset acquistions.

In the first nine months of fiscal 2000, Solectron invested $318.6 million in capital expenditures. A large portion of these expenditures related to the purchase of new equipment, primarily surface mount assembly and test equipment, to meet current and expected production levels, as well as to replace or upgrade older equipment which was retired or sold. Expenditures were also made for the construction of buildings for the sites in Mexico, Romania, North Carolina and Massachusetts. We expect total capital expenditures in fiscal 2000 to be approximately $450 million.

In addition to cash and cash equivalents of $2.6 billion and short-term investments of $0.8 billion as of May 31, 2000, Solectron has available a $100 million unsecured multicurrency revolving credit facility that expires in April 2002. This credit facility is subject to certain financial covenants. We also have approximately $101 million in unused foreign credit facilities of which $24 million is committed credit line.

                            TRENDS AND UNCERTAINTIES

A MAJORITY OF OUR NET SALES COMES FROM A SMALL NUMBER OF CUSTOMERS; IF WE LOSE ANY OF THESE CUSTOMERS, OUR NET SALES COULD DECLINE SIGNIFICANTLY.

A majority of our annual net sales comes from a small number of our customers. Our ten largest customers accounted for approximately 72% of net sales in the first nine months of fiscal 2000 and approximately 75%, 68%, and 63% of net sales in fiscal 1999, 1998 and 1997, respectively. Since we are dependent upon continued net sales from our ten largest customers, any material delay, cancellation or reduction of orders from these or other major customers could cause our net sales to decline significantly. Some of these customers individually account for more than ten percent of our annual net sales. We cannot guarantee that we will be able to retain any of our ten largest customers or any other accounts. In addition, our customers may materially reduce the level of services ordered from us at any time. This could cause a significant decline in our net sales and we may not be able to reduce the accompanying expenses at the same time. Moreover, our business, financial condition and results of operations will continue to depend in significant part on our ability to obtain orders from new customers, as well as on the financial condition and success of our customers. Therefore, any adverse factors affecting any of our customers or their customers could have a material adverse effect on our business, financial condition and results of operations.

OUR LONG-TERM CONTRACTS DO NOT INCLUDE MINIMUM PURCHASE REQUIREMENTS.

Although we have long-term contracts with a few of our top ten customers, including Ericsson and IBM under which these customers are obligated to obtain services from us, they are not obligated to purchase any minimum amount of services. As a result, we cannot guarantee that we will receive any net sales from these contracts. In addition, these customers with whom we have long-term contracts may materially reduce the level of services ordered at any time. This could cause a significant decline in our net sales, and we may not be able to reduce our accompanying expenses at the same time.

POSSIBLE FLUCTUATION OF OPERATING RESULTS FROM QUARTER TO QUARTER COULD AFFECT THE MARKET PRICE OF OUR COMMON STOCK.

Our quarterly earnings may fluctuate in the future due to a number of factors including the following:

     - Differences in the profitability of the types of manufacturing services we provide. For example, high velocity and low complexity PCB and systems assembly services have lower gross margins than low volume/complex PCB and systems assembly services;

     - Our ability to maximize the hours of use of our equipment and facilities is dependent on the duration of the production run time for each job and customer;

     - The amount of automation that we can use in the manufacturing process for cost reduction varies, depending upon the complexity of the product being made;

     - Our ability to optimize the ordering of inventory as to timing and amount to avoid holding inventory in excess of immediate production needs;

     - Fluctuations in demand for our services or the products being manufactured;

     - Timing of expenditures in anticipation of increased sales;

     - Cyclicality in our target markets; and

     - Expenses associated with acquisitions.

Therefore, our operating results in the future could be below the expectations of securities analysts and investors. If this occurs, the market price of our common stock could be harmed.

WE ARE DEPENDENT UPON THE ELECTRONICS INDUSTRY WHICH CONTINUALLY PRODUCES TECHNOLOGICALLY ADVANCED PRODUCTS WITH SHORT LIFE CYCLES; OUR INABILITY TO CONTINUALLY MANUFACTURE SUCH PRODUCTS ON A COST EFFECTIVE BASIS WOULD HARM OUR BUSINESS.

A majority of our net sales is to companies in the electronics industry, which is subject to rapid technological change and product obsolescence. If our customers are unable to create products that keep pace with the changing technological environment, our customers' products could become obsolete and the demand for our services could decline significantly. If we are unable to offer technologically advanced, cost effective, quick response manufacturing services to customers, demand for our services will also decline. In addition, a substantial portion of our net sales is derived from our ability to offer complete service solutions for our customers. For example, if we fail to maintain high-quality design and engineering services, our net sales would significantly decline.

For our technology solutions business, we have experienced, and may in the future experience, delays from time to time in the development and introduction of new products. Moreover, we cannot assure that we will be successful in selecting, developing, manufacturing and marketing new products or enhancements. We cannot assure that defects or errors will not be found in our products after commencement of commercial shipments, which could result in the delay in market acceptance of such products. The inability to introduce new products or enhancements could harm our business, financial condition and results of operations.

WE ARE DEPENDENT ON LIMITED OR SOLE SOURCE OF SUPPLIERS FOR CRITICAL COMPONENTS. THE INABILITY TO OBTAIN SUFFICIENT COMPONENTS AS REQUIRED WOULD CAUSE SALES REDUCTIONS.

We are dependent on certain suppliers, including limited and sole source suppliers, to provide key components used in our products. We have experienced and may continue to experience delays in component deliveries which could cause delays in product shipments and require the redesign of certain products. Also for our technology solutions business, we are dependent upon certain limited or sole source suppliers for critical components used for our memory module, communications card and embedded computer products. The electronics industry has experienced in the past, and may experience in the future, shortages in semiconductor devices, including DRAM, SRAM, Flash memory, tantalum capacitors and other commodities that may be caused by such conditions as overall market demand surges or supplier production capacity constraints. Except for certain commodity parts, we generally have no written agreements with our suppliers. We cannot assure that we will receive adequate component supplies on a timely basis in the future. The inability to continue to obtain sufficient components as required, or to develop alternative sources if required, could cause delays, disruptions or reductions in product shipments or require product redesigns which could damage relationships with current or prospective customers, thereby causing sales reductions.

WE POTENTIALLY BEAR THE RISK OF PRICE INCREASES ASSOCIATED WITH POTENTIAL SHORTAGES IN THE AVAILABILITY OF ELECTRONICS COMPONENTS.

At various times, there have been shortages of components in the electronics industry. One of the services that we perform for many customers is purchasing electronics components used in the manufacturing of the customers' products. As a result of this service, we potentially bear the risk of price increases for these components because we are unable to purchase components at the pricing level anticipated to support the margins assumed in our agreements with our customers.

OUR NET SALES COULD DECLINE IF OUR COMPETITORS PROVIDE COMPARABLE MANUFACTURING SERVICES AND IMPROVED PRODUCTS AT A LOWER COST.

We compete with different contract manufacturers, depending on the type of service we provide or the geographic locale of our operations. The memory module, communications card and embedded computer subsystem industries are also intensely competitive. These competitors may have greater manufacturing, financial, R&D and/or marketing resources than we have. In addition, we may not be able to offer prices as low as some of our competitors because those competitors may have lower cost structures as a result of their geographic location or the services they provide. Our inability to provide comparable or better manufacturing services at a lower cost than our competitors could cause our net sales to decline. We also expect our competitors to continue to improve the performance of their current products or services, to reduce their current products or service sales prices and to introduce new products or services that may offer greater performance and improved pricing. Any of these could cause a decline in sales, loss of market acceptance of our products or services, or profit margin compression.

WE ARE DEPENDENT ON THE MEMORY MODULE PRODUCT MARKET.

A substantial majority of our technology solutions business' net sales is derived from memory modular products. The market for these products is characterized by frequent transitions in which products rapidly incorporate new features and performance standards. A failure to develop products with required feature sets or performance standards or a delay as short as a few months in bringing a new product to market could reduce our net sales which may have a material adverse effect on our business, financial condition and results of operations. In addition, the market for semiconductor memory devices has been cyclical. The industry has experienced significant economic downturns at various times, characterized by diminished product demand, accelerated erosion of average selling prices and excess production. In the past, there were significant declines in the prices for DRAM, SRAM and Flash. Such occurrences will reduce our profit.

WE ARE DEPENDENT ON THE CONTINUING TREND OF OUTSOURCING BY OEM'S.

A substantial factor in our revenue growth is attributable to the transfer of manufacturing and supply base management activities from our OEM customers. Future growth is partially dependent on new outsourcing opportunities. To the extent that these opportunities are not available, our future growth would be unfavorably impacted. These outsourcing opportunities may include the transfer of assets such as facilities, equipment and inventory.

IF WE ARE UNABLE TO MANAGE OUR RAPID GROWTH AND ASSIMILATE NEW OPERATIONS IN A COST EFFECTIVE MANNER, OUR PROFITABILITY COULD DECLINE.

We have experienced rapid growth over many years. Our historical growth may not continue. In recent years, we have established operations in different places throughout the world. For example, in fiscal 1998, we opened offices in Taipei, Taiwan; Tel Aviv, Israel; Norrkoping and Stockholm, Sweden; and commenced manufacturing operations in Guadalajara, Mexico; Suzhou, China; and Timisoara, Romania. Also in fiscal 1998, we acquired foreign facilities in Sao Paulo, Brazil and Dublin, Ireland. Furthermore, through acquisitions in fiscal 1998 and 1999, we acquired facilities in Columbia, South Carolina; Memphis, Tennessee; and San Jose, California and enhanced our capabilities in Charlotte, North Carolina; Austin, Texas; and Milpitas, California.

During October and November of 1999, we entered into an agreement to acquire the assets of IBM's Netfinity server operations in Greenock, Scotland, and acquired IBM Canada's NULOGIX Technical Services, Inc. subsidiary in Vaughan, Canada, in its entirety. Also in October 1999, we signed a definitive agreement with Acer, Inc. (Acer), a core unit of the Acer Group, the world's third largest PC manufacturer, to form a strategic alliance to provide global design, manufacturing and service solutions for OEM branded personal computers, servers and workstations. On November 30, 1999, we completed the acquisition of SMART Modular Technologies, Inc. which was accounted for as a pooling of interests. In addition, we are benefiting from the business purchase transaction of Compaq Computer Corporation's embedded and real time product business in Fremont, California and Scotland by SMART in August 1999.

On March 1, 2000, we acquired the complex systems manufacturing assets of Ericsson's telecommunications infrastructure equipment operations in Longuenesse, France, and Ostersund, Sweden. On March 31, 2000, we completed the acquisition of Alcatel's manufacturing business in Aguadilla, Puerto Rico. On April 6, 2000, we announced the completion of the acquisition of the manufacturing assets of Premisys Communications, Inc., a wholly owned subsidiary of Zhone Technologies, Inc.

On April 28, 2000 we acquired Americom Wireless Services, Inc., a privately held corporation which specializes in wireless handset repair and refurbishment and outsourced technical customer support services, in its entirety. On May 31, 2000 we signed a definitive agreement to acquire Blue Gum Group, an Electronic Manufacturing Services provider in Australia and New Zealand.

On June 5, 2000, we acquired the assets at four Nortel manufacturing facilities, located in Calgary, Canada; North Carolina; Monterey, Mexico; and Cwmcarn, Wales. On June 30, 2000, the Company completed the purchase of manufacturing assets at two Nortel Networks manufacturing and repair facilities located in Pont de Buis and Douarnenez, France, and Monkstown, Northern Ireland. Solectron expects to complete an additional asset acquisition at Nortel Networks manufacturing and repair operation in Turkey by the end of August 2000 which is subject to various conditions of closing. Under the terms of the agreements and the proposed agreements, assuming certain conditions are met, Solectron will pay approximately $900 million to assume the assets contemplated in these agreements. The companies also entered into a multi-year supply agreement, valued in excess of $10 billion in sales, with the option to renew.

Also on June 30, 2000, we acquired IBM manufacturing operations in Hortolandia, Sao Paulo state, Brazil.

Since we have been significantly expanding our operations, our growth has resulted in a significant increase in responsibility for existing management which has placed, and may continue to place, a heavy strain on our personnel and management, manufacturing and other resources. Our ability to manage the expansion to date, as well as any future expansion, will require progressive increases in manufacturing capacity, as well as enhancements or upgrades of accounting and other internal management systems and the implementation of a variety of procedures and controls. We cannot assure that significant problems in these areas will not occur. Any failure to enhance or expand these systems and implement such procedures and controls in an efficient manner and at a pace consistent with our business activities could harm our financial condition and results of operations. Also, in order to achieve anticipated revenue and other financial performance targets, we will continue to be required to manage our assets and operations efficiently. In addition, should we continue to expand geographically, we may experience certain inefficiencies from the management of geographically dispersed facilities.

As we manage and continue to expand new operations, we may incur substantial infrastructure and working capital costs. If we do not achieve sufficient growth to offset increased expenses associated with rapid expansion, our profitability will decline.

WE NEED TO MANAGE INTEGRATION OF OUR ACQUISITIONS TO MAINTAIN PROFITABILITY.

In fiscal 1998 and 1999, we completed acquisitions of manufacturing assets and facilities from Ericsson, NCR, IBM, Mitsubishi and Trimble Navigation Limited and acquired all of the capital stock of Sequel, Inc. During the first nine months of fiscal 2000, we completed the asset acquisition of IBM's Netfinity server operations in Greenock, Scotland, acquired IBM Canada's NULOGIX Technical Services, Inc. subsidiary in Vaughan, Canada, in its entirety, and completed the acquisition of SMART Modular Technologies, Inc. which was accounted for as a pooling of interests. On March 1, 2000, we acquired the complex systems manufacturing assets of Ericsson's telecommunications infrastructure equipment operations in Longuenesse, France, and Ostersund, Sweden. On March 31, 2000, we completed the acquisition of Alcatel's manufacturing business in Aguadilla, Puerto Rico. On April 6, 2000, we announced the completion of acquisition for the manufacturing assets of Premisys Communications, Inc., a wholly owned subsidiary of Zhone Technologies, Inc. On April 28, 2000 we acquired Americom Wireless Services, Inc., a privately held corporation which specializes in wireless handset repair and refurbishment and outsourced technical customer support services, in its entirety. On May 31, 2000 we signed a definitive agreement to acquire Blue Gum Group, an Electronic Manufacturing Services provider in Australia and New Zealand. On June 5, 2000, we acquired the assets at four Nortel manufacturing facilities, located in Calgary, Canada; North Carolina; Monterey, Mexico; and Cwmcarn, Wales. On June 30, 2000, we completed the purchase of manufacturing assets at two Nortel Networks manufacturing and repair facilities located in Pont de Buis and Douarnenez, France, and Monkstown, Northern Ireland. Also on June 30, 2000, we acquired IBM manufacturing operations in Hortolandia, Sao Paulo state, Brazil.

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

Our profitability will suffer if we are unable to successfully integrate and manage recent acquisitions and pending acquisitions, as well as any future acquisitions that we might pursue, or if we do not achieve sufficient revenue to offset the increased expenses associated with these acquisitions.

OUR NON-U.S. LOCATIONS ARE A SIGNIFICANT AND GROWING PORTION OF OUR NET SALES; WE ARE INCREASINGLY EXPOSED TO RISKS ASSOCIATED WITH OPERATING INTERNATIONALLY.

In the first nine months of fiscal 2000, approximately 42% of net sales came from sites outside the United States, while approximately 36% of net sales came from sites outside the United States in fiscal 1999. As a result of our foreign sales and facilities, our operations are subject to a variety of risks that are unique to international operations, including the following:

     - Adverse movement of foreign currencies against the U.S. dollar in which our results are reported;

     - Import and export duties, and value added taxes;

     - Import and export regulation changes that could erode our profit margins or restrict exports;

     - Potential restrictions on the transfer of funds;

     - Inflexible employee contracts in the event of business downturns; and

     - The burden and cost of compliance with foreign laws.

In addition, we have operations in several locations in emerging or developing economies that have a potential for higher risk. The risks associated with these economies include but are not limited to currency volatility, and other economic or political risks. In the future, these factors may harm our results of operations. Solectron locations in emerging or developing economies include Mexico, Brazil, China, Malaysia and Romania. As of May 31, 2000, we recorded $118.1 million in cumulative foreign exchange translation losses on our balance sheet which was primarily due to the devaluation of the Brazilian real. While, to date, these factors have not had a significant adverse impact on our results of operations, we cannot assure that there will not be such an impact. Furthermore, while we may adopt measures to reduce the impact of losses resulting from volatile currencies and other risks of doing business abroad, we cannot assure that such measures will be adequate.

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

We have been granted a tax holiday which is effective through January 31, 2002, subject to some conditions, for our Malaysian sites. We have also been granted various tax holidays in China. These tax holidays are effective for various terms and are subject to some conditions. It is possible that the current tax holidays will be terminated or modified or that future tax holidays that we may seek will not be granted. If the current tax holidays are terminated or modified, or if additional tax holidays are not granted in the future, our effective income tax rate would likely increase.

WE ARE EXPOSED TO FLUCTUATIONS IN THE EXCHANGE RATES OF FOREIGN CURRENCY.

We do not use derivative financial instruments for speculative purposes. Our policy is to hedge our foreign currency denominated transactions in a manner that substantially offsets the effects of changes in foreign currency exchange rates. Presently, we use foreign currency borrowings and foreign currency forward contracts to hedge only those currency exposures associated with certain assets and liabilities denominated in non functional currencies. Corresponding gains and losses on the underlying transaction generally offset the gains and losses on these foreign currency hedges.

As of May 31, 2000, all of the foreign currency hedging contracts were scheduled to mature in less than three months and there were no material deferred gains or losses. In addition, our international operations in some instances act as a natural hedge because both operating expenses and a portion of sales are denominated in local currency. In these instances, including our current experience involving the devaluation of the Brazilian real, although an unfavorable change in the exchange rate of a foreign currency against the U.S. dollar will result in lower sales when translated to U.S. dollars, operating expenses will also be lower in these circumstances.

We have currency exposures arising from both sales and purchases denominated in currencies other than the functional currency of our sites. Fluctuations in the rate of exchange between the currency of the exposure and the functional currency of our site could seriously harm our business, operating results and financial condition. For example, if there is an increase in the rate at which a foreign currency is exchanged for U.S. dollars, it will require more of the foreign currency to equal a specified amount of U.S. dollars than before the rate increase. In such cases, and if we price our products and services in the foreign currency, we will receive less in U.S. dollars than we did before the rate increase went into effect. If we price our products and services in U.S. dollars and competitors price their products in local currency, an increase in the relative strength of the U.S. dollar could result in our prices being uncompetitive in markets where business is transacted in the local currency.

WE ARE EXPOSED TO FLUCTUATIONS IN INTEREST RATES.

The primary objective of our investment activities is to preserve principal, while at the same time, maximize yields without significantly increasing risk. To achieve this objective, we maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including both government and corporate obligations, certificates of deposit and money market funds. As of May 31, 2000, approximately 85% of our total portfolio was scheduled to mature in less than six months. In addition, our investments are diversified and of relatively short maturity. A hypothetical 10% increase in interest rates would not have a material effect on our investment portfolios.

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

Our long-term debt instruments are subject to fixed interest rates. In addition, the amount of principal to be repaid at maturity is also fixed. In the case of the convertible notes, such notes are based on fixed conversion ratios into common stock. Therefore, we are not exposed to variable interest rates related to our long-term debt instruments.

WE MAY NOT BE ABLE TO ADEQUATELY PROTECT OR ENFORCE OUR INTELLECTUAL PROPERTY RIGHTS; AND WE COULD BECOME INVOLVED IN INTELLECTUAL PROPERTY DISPUTES.

Our ability to effectively compete may be affected by our ability to protect our proprietary information. We hold a number of patents and other license rights. These patent and license rights may not provide meaningful protection for our manufacturing processes and equipment innovations. On June 23, 1999, we were served, along with 87 other companies including SMART, as a defendant in a lawsuit brought by the Lemelson Medical, Education & Research Foundation. The lawsuit alleges that we have infringed certain of the plaintiff's patents relating to machine vision and bar code technology. We believe we have meritorious defenses to these allegations and do not expect that this litigation will result in a material impact on our financial condition or results of operations. In the semiconductor, computer, telecommunications and networking industries, companies receive notices from time to time alleging infringement of patents, copyrights, or other intellectual property rights or others. We are currently being sued by a party who alleges that certain of our technology solutions business' communications card products have infringed and continue to infringe upon the party's intellectual property rights. Similarly, in January of this year SMART filed a lawsuit seeking to have declared invalid, and/or not infringed, three patents purportedly applicable to industry standard memory products, including those manufactured by SMART and the other manufacturers of these industry standard memory products. The owner of these patents brought a cross-complaint alleging patent infringement against SMART, and has also brought suit against several other memory product manufacturers alleging infringement of the three patents. We believe that SMART's memory products do not infringe any valid claims of any of the three patents at issue. Moreover, we have been and may from time to time continue to be notified of claims that we may be infringing patents, copyrights or other intellectual property rights owned by other third parties. The current litigation or any other litigation could result in substantial costs and diversion of resources and could have a material adverse effect on our business, financial condition and results of operations. In the future, third parties may assert infringement claims against us or our customers. In the event of an infringement claim, we may be required to spend a significant amount of money to develop a non-infringing alternative or to obtain licenses. We may not be successful in developing such an alternative or obtaining a license on reasonable terms, if at all. In addition, any such litigation could be lengthy and costly and could harm our financial condition.

FAILURE TO COMPLY WITH ENVIRONMENTAL REGULATIONS COULD HARM OUR BUSINESS.

As a company in the electronics manufacturing services industry, we are subject to a variety of environmental regulations relating to the use, storage, discharge and disposal of hazardous chemicals used during our manufacturing process. Although we have never sustained any significant loss as a result of non compliance with such regulations, any failure by us to comply with environmental laws and regulations could result in liabilities or the suspension of production. In addition, these laws and regulations could restrict our ability to expand our facilities or require us to acquire costly equipment or incur other significant costs to comply with regulations.

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

         None

Item 5:  Other Information

         None

Item 6:  Exhibits and Reports on Form 8-K

         (a) Exhibits

             27.1  Financial Data Schedule - Nine Months Ended May 26, 2000.

         (b) Reports on Form 8-K

            On April 4, 2000, Solectron filed a Current Report on Form 8-K in regard to signing a definitive agreement to acquire Nortel Networks' New Product Introduction (NPI), printed circuit board (PCB) and telephone set ("telset") assembly assets in North America and Asia (the "Assets").

            On April 11, 2000, Solectron filed a Current Report on Form 8-K to include the audited consolidated financial statements of Solectron and subsidiaries as of August 31, 1999 and 1998 and for each of the years in the three-year period ended August 31, 1999 giving retroactive effect to the acquisition of SMART which was accounted for as a pooling of interests.

            On May 16, 2000, Solectron filed a Current Report on Form 8-K regarding to the completion of its sale of $3,500,000,000 aggregate principal amount at maturity of Liquid Yield Option(TM) Notes (Zero Coupon-Senior) due 2020 under an effective registration statement filed with the Securities and Exchange Commission.

SOLECTRON CORPORATION



SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                     SOLECTRON CORPORATION
                                     (Registrant)





Date: July 10, 2000                 By: /s/ Susan Wang
                                     ----------------------
                                     Susan S. Wang
                                     Senior Vice President, Chief
                                     Financial Officer and Secretary
                                     (Principal Financial and
                                     Accounting Officer)

EXHIBIT INDEX

Exhibit Number    Document
--------------    --------
27.1              Financial Data Schedule - Nine Months Ended May 26, 2000