Form 10-K
period 2000-08-25
SOLECTRON CORP
filed 2000-11-13
CIK 835541

                       SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.
                             ----------------------

                                    FORM 10-K
                 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                 ----------------------------------------------

Mark One

[x] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
        FOR THE FISCAL YEAR ENDED AUGUST 25, 2000,

or

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 For the Transition Period From ____________ to
        ____________

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the Registrant's Common Stock held by non-affiliates on November 1, 2000 was approximately $21,913 million (based upon the last reported price of the Common Stock on the New York Stock Exchange on such date). Shares of Common Stock held by each officer, director, and holder of 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of November 1, 2000, 607,091,522 shares of the Registrant's common stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

The Registrant's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on January 18, 2001, which Solectron will file with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this report, is incorporated by reference in Part III of this Form 10-K to the extent stated herein.

                              SOLECTRON CORPORATION
                          2000 FORM 10-K ANNUAL REPORT
                                TABLE OF CONTENTS

                                                                 Page
                                                                 ----

                                     Part I

Item 1.   Business                                                  4

Item 2.   Properties                                               13

Item 3.   Legal Proceedings                                        14

Item 4.   Submission of Matters to a Vote of
          Security Holders                                         15

                                    Part II

Item 5.   Market for the Registrant's Common Equity
          and Related Stockholder Matters                          17

Item 6.   Selected Financial Data                                  18

Item 7.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations            19

Item 7A.  Quantitative and Qualitative Disclosures
          About Market Risk                                        35

Item 8.   Financial Statements and Supplementary Data              37

Item 9.   Changes in and disagreements with accountants
          On accounting and financial disclosure                   66

                                    Part III

Item 10.  Directors and Executive Officers of the
          Registrant                                               66

Item 11.  Executive Compensation                                   66

Item 12.  Security Ownership of Certain Beneficial
          Owners and Management                                    66

Item 13.  Certain Relationships and Related Transactions           66

                                    Part IV

Item 14.  Exhibits, Financial Statement Schedule and
          Reports on Form 8-K                                      67

          Signatures                                               69

Solectron and the Solectron logo are registered trademarks of Solectron Corporation. All other names are trademarks and/or registered trademarks of their respective owners.

                                     PART I

ITEM 1: BUSINESS

OVERVIEW

We provide electronics manufacturing services to original equipment manufacturers (OEMs) who design and sell networking equipment, mobile and land based telecommunications equipment, computing equipment, including workstations, notebooks, desktops and peripherals, and other electronic equipment. These OEMs include Cisco Systems, Inc. (Cisco), Compaq Computer Corporation (Compaq), Ericsson Telecom AB (Ericsson), Hewlett-Packard Company (HP), International Business Machines Corporation (IBM), and Nortel Networks Limited (Nortel). These companies contract with us to build their products for them or to obtain other related services from us.

We furnish integrated supply-chain solutions that span the entire product life-cycle from technology solutions, to manufacturing and operations, to global services. Our range of services includes:

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

-       Distribution;

-       Product repair; and

-       Warranty services.

Providing these services to our customers allows them to remain competitive by focusing on their core competencies of sales, marketing, and research and development. We have manufacturing facilities in the Americas, Europe and Asia/Pacific. This geographic presence gives our customers access to manufacturing services in the locations close to their expanding markets for faster product delivery.

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

INDUSTRY OVERVIEW

We are well recognized for our printed circuit board (PCB) assembly business. We continue to lead in this industry and have grown into a global supply-chain facilitator, expanding our capabilities across the entire product cycle to include: product design, pre-production planning, New Product Introduction (NPI) management, manufacturing, distribution, and end-of-life product service and support. We are benefiting from increased worldwide market acceptance of, and reliance upon, the use of outsourcing manufacturing services by many electronics OEMs. We expect the trend toward outsourcing manufacturing to continue for many reasons including the following:

Faster Time to Market: Due to intense competitive pressures in the electronics industry, OEMs are facing increasingly shorter product life-cycles and therefore have a growing need to reduce the time required to bring a product to market. OEMs can reduce the time to market by using our manufacturing expertise and infrastructure. OEMs can further reduce the time to market by partnering with us at the stages of product design and product improvement to expedite the transition into large volume production in our manufacturing centers.

Reduce Investment: As electronic products have become more technologically advanced and are shipped in greater unit volumes, the necessary investment required for internal product design, manufacturing, and end-of-line support services by OEMs has increased significantly for working capital, capital equipment, labor, systems and infrastructure. Solectron, a global supply-chain facilitator, enables OEMs to gain access to our worldwide advanced technology facilities including NPI centers, manufacturing and depot repair facilities. As a result, OEMs can substantially reduce their overall resource requirements.

Focus Resources: The electronics industry is experiencing greater levels of competition and more rapid technological change. Many OEMs increasingly are seeking to focus their resources on activities and technologies that add the greatest value. By offering comprehensive electronics assembly and related manufacturing services, we allow OEMs to focus on their own core competencies such as next-generation product development, sales and marketing.

Access to Leading Manufacturing Technology: Electronic products and electronics manufacturing technology have become increasingly sophisticated and complex, making it difficult for OEMs to maintain the necessary technological expertise to manufacture products internally. OEMs are motivated to work with us to gain access to our expertise in interconnect, test and process technologies.

Improved Inventory Management and Purchasing Power: Electronics industry OEMs are faced with increasing difficulties in planning, procuring and managing their inventories efficiently due to frequent design changes, short product life-cycles, large investments in electronic components, component price fluctuations and the need to achieve economies of scale in materials procurement. OEMs can reduce production costs by using our volume procurement capabilities. In addition, our expertise in inventory management can provide better control over inventory levels and increase the OEMs' return on assets.

Access to Worldwide Manufacturing Capabilities: OEMs are increasing their international activities in an effort to lower costs and access foreign markets. With our worldwide capabilities, we offer OEMs a variety of manufacturing location options to better address their objectives, including cost containment, compliance with local content regulations, and the elimination of expensive freight costs, tariffs and time-consuming customs clearances.

STRATEGY

Our goal is to offer our customers significant competitive advantages of electronics outsourcing, such as access to design and product improvement, advanced manufacturing technologies, reduced overall cost, faster product time-to-market, effective asset utilization, and refined end-of-life product support services. To achieve this goal, we emphasize the following key elements:

Quality: We believe product quality is a critical success factor in the electronics manufacturing market. We strive to continuously improve our processes and have adopted a number of quality improvement and measurement techniques to monitor our performance. We have received numerous superior service and quality awards, including:

-       Malcolm Baldrige National Quality Award in 1991 and again in 1997;

- Ranked No. 3 World's Best Performing Information Technology 100 Listing by Business Week in 1999;

-       One of the World's 100 Best Managed Companies named by Industry Week in
        1999;

-       Massachusetts Quality Award in 1999;

-       North Carolina National Team Excellence Award in 1999;

-       North Carolina Charlotte-Mecklenburg Quality Award in 1999;

-       Arc of Washington State's Employer of the Year Award in 1999;

-       Mexico Jalisco State Quality Award in 1999;

- Best Manufacturing Plant in North America Award from Industry Week in 1998 and 1999;

-       Washington State Quality Award of Merit in 1998; and

-       Other numerous awards from our customers.

All of our manufacturing facilities are certified under ISO-9000 standards, which are international quality standards for design, manufacturing and distribution management systems.

Partnerships: An important element of our strategy is to establish partnerships with major and emerging OEM leaders in diverse segments across the electronics industry. Our customer base consists of leaders in industry segments such as networking, telecommunications, workstations, personal computers, computer peripherals, instrumentation, semiconductor equipment and avionics. Due to the costs inherent in supporting customer relationships, we focus our efforts on customers with high potential for long-term business partnerships. Our goal is to deliver a total product life cycle solution to our customers. We offer OEMs NPI management, which includes design and layout, concurrent engineering, test development and prototype engineering. We continue the cycle to provide solutions in manufacturing and distribution, including just-in-time delivery on low- to medium-volume turn-key, price-sensitive and high-volume production, and projects that require more value-added services. Additionally, we serve OEMs that need end-of-life services such as product repair and warranty services.

Turn-key Capabilities: Another element of our strategy is to provide a complete range of manufacturing management and value-added services, including materials management, board design, concurrent engineering, assembly of complex printed circuit boards and other electronic assemblies, test engineering, software manufacturing, accessory packaging and post-manufacturing services. We believe that as manufacturing technologies become more complex and as product life-cycles shorten, OEMs will increasingly contract for manufacturing on a turn-key basis as they seek to reduce their products' time-to-market, capital asset and inventory costs. A substantial portion of our revenue is from our turn-key business. We believe that our ability to manage and support large turn-key projects is a critical success factor. In addition, we believe that due to the difficulty and long lead-time required to change manufacturers, turn-key projects generally increase an OEMs dependence, resulting in greater stability of our customer base and in closer working relationships. We also have been successful in establishing sole-source positions for certain products with many of our customers.

Advanced Manufacturing Process Technology: We intend to continue to offer our customers the most advanced manufacturing process technologies, including surface mount technology (SMT) and ball-grid array (BGA) assembly as well as testing and emerging interconnect technologies. We have developed substantial SMT expertise including advanced, vision-based component placement equipment. We believe that the cost of SMT assembly facilities and the required technical capability to operate a high-yield SMT operation are significant competitive factors in the market for electronic assembly. We also have the capability to manufacture using tape-automated-bonding, chip-on-substrate and other more advanced manufacturing processes.

Diverse Geographic Operations: An additional element of our strategy is to establish production facilities in areas of high customer density or where manufacturing efficiencies can be achieved. We currently have operations throughout the Americas, Europe and Asia/Pacific. We believe that our facilities in these diverse geographic locations enable us to better address our customers' requirements such as cost containment, compliance with local content regulations, and the elimination of expensive freight costs, tariffs and time-consuming customs clearances. We intend to expand our operations continually as necessary to serve our existing customers and to develop new business.

INTERNATIONAL MANUFACTURING CAPABILITY

To achieve excellence in manufacturing, we combine advanced manufacturing technology, such as computer-aided manufacturing and testing, with manufacturing techniques including just-in-time manufacturing, total quality management, statistical process control and continuous flow manufacturing. Just-in-time manufacturing is a production technique to minimize work-in-process inventory and manufacturing cycle time while enabling Solectron to deliver products to customers in the quantities and time frame required. Total quality management is a management philosophy that seeks to impart high levels of quality in every operation of Solectron and is accomplished by setting quality objectives for every operation, tracking performance against those objectives, identifying work flow and policy changes required to achieve higher quality levels and a commitment by executive management to support changes required to deliver higher quality. Statistical process control is a set of analytical and problem-solving techniques based on statistics and process capability measurements through which we track process inputs and resulting quality and determine whether a process is operating within specified limits. The goal is to reduce variability in the process, as well as to eliminate deviations that contribute to quality below the acceptable range of each process performance standard.

In order to successfully implement these management techniques, we have developed the ability to collect and utilize large amounts of data in a timely manner. We believe this ability is critical to a successful assembly operation and represents a significant competitive factor, especially in large turn-key projects. To manage this data, we use sophisticated computer systems for material resource planning, shop floor control, work-in-process tracking and statistical process control.

To offer our customers the significant competitive advantage of electronics outsourcing, we have production facilities in areas of high customer density or where manufacturing efficiencies can be achieved. In fiscal 2000, approximately 41% of our sales were from operations outside of the United States. As a result of continuous customer demand overseas, we expect foreign sales to increase. During fiscal 2000, we have further expanded our global presence through acquisitions. Our foreign sales and operations are subject to risks of doing business abroad, including fluctuations in the value of currency, export duties, import controls and trade barriers (including quotas), restrictions on the transfer of funds, associate turnover, work stoppages, longer payment cycles, greater difficulty in accounts receivable collection, burdens of complying with a wide variety of foreign laws and, in certain parts of the world, political instability. While, to date, these factors have not materially affected our results of operations, we cannot assure that there will not be such an impact in the future.

Americas

Western United States. Our headquarters and one of our largest manufacturing operations are located in Silicon Valley, principally in Milpitas, California, in the midst of one of the largest concentrations of OEM electronics manufacturers. With our recent acquisition of SMART Modular Technologies, Inc. (SMART) in Fremont, California, we extended our manufacturing capacity. SMART designs and manufactures memory modules and memory cards, embedded computers and I/O products. Our manufacturing facility in Everett, Washington helps to serve our customers in the Pacific Northwest.

Southwestern United States. We believe our facility in Austin, Texas, is situated in a geographic region with strong growth of electronics OEMs that will allow us to better service our existing customers and to attract new ones.

Eastern United States. Our manufacturing facility in Westborough, Massachusetts, near Boston, in the center of a geographic region with a large concentration of electronics OEMs, provides a full range of integrated solutions across the entire product life cycle from pre-production planning to manufacturing.

Southeastern United States. We also have operations in Charlotte, North Carolina; Columbia, South Carolina; and Suwanee, Georgia. We believe these facilities allow us to better pursue new business opportunities with new and existing customers, in particular, because of Charlotte's status as a transportation hub and its relative proximity to major Southeastern United States electronics markets. Our facility in Suwanee, Georgia, serves as our East Coast center for medium- to low-complexity, medium to high-volume systems assembly for PC, server, workstation, telecommunication and networking equipment customers. This facility is part of our build-to-order systems division. We further expanded our manufacturing facilities by the acquisition of manufacturing assets of Nortel in North Carolina.

Mexico. Our site in Guadalajara, Mexico, began providing a full range of PCB assembly and systems-build manufacturing services in the first quarter of fiscal 1998. This site offers our customers a low-cost, high-volume manufacturing center for PCB assembly, build-to-order and configure-to-order systems assembly for the Americas. Our manufacturing capacity in Mexico was expanded by the acquisition of manufacturing assets of Nortel in Monterrey, Mexico, in fiscal 2000.

Brazil. Our site in Sao Paulo, Brazil, provides a full range of capabilities across the product life cycle, including systems-build capabilities, PCB and flex assembly, custom packaging and distribution services, primarily to multinational customers seeking access to the Latin American market. This manufacturing facility in Brazil was recently expanded as a result of the acquisition of IBM Corporation's manufacturing operations in Sao Paulo, Brazil.

Puerto Rico. We recently established a manufacturing facility in Aguadilla, Puerto Rico, through the acquisition of Alcatel's manufacturing business. This site will provide our customers with a full range of manufacturing services and high-volume PCB assembly.

Europe

We have manufacturing operations in Bordeaux, France; Herrenberg, Germany; Dublin, Ireland; Timisoara, Romania; and Dunfermline, Scotland. Each of these sites provides a full range of manufacturing capabilities to a multinational customer base. In addition, each site is developing an area of specific expertise to offer to all customers. The France and German sites offer low-volume, high-mix manufacturing services. The Romania site serves as our full-service, high-volume, low-cost manufacturing hub for our rapidly growing European customer base. The Scotland site specializes in building PCB assemblies, subassemblies and systems for multinational customers in the European market.

During fiscal 2000, our manufacturing capacity in Europe was expanded to Cwmcarn, Wales; Pont de Buis and Douarnenez, France; Longuenesse, France; Ostersund, Sweden; and Monkstown, Northern Ireland, through the acquisition of Nortel's manufacturing assets and of Ericsson's manufacturing assets of telecommunications infrastructure equipment operations. We expanded our presence in Scotland through an asset acquisition of IBM's Netfinity server operations in Greenock, Scotland.

Asia/Pacific and other

Our Southeast Asia manufacturing operations are located in Penang and Johor, Malaysia. The operations in Southeast Asia were established to better serve the needs of OEMs requiring price-sensitive, high-volume production capabilities and to provide more efficient manufacturing services to customers in Southeast Asia. These facilities currently provide electronics assembly, materials management and other services to customers in Malaysia, Singapore, Japan, the United States and other locations. Our facility in Suzhou, China, opened in fiscal 1997. This facility currently provides a full range of low-cost high volume manufacturing services.

During fiscal 2000, we expanded our manufacturing presence in Penang, Malaysia, and established a site in Bangalore, India through the acquisition of SMART. Our Australian site was established through the acquisition of the Bluegum Group (Bluegum). We will offer our customers manufacturing and systems assembly capabilities in Liverpool, New South Wales; Wangaratta and Melbourne, Victoria; and program offices in Sydney and North Melbourne, Australia.

NEW PRODUCT INTRODUCTION CENTERS

We have NPI centers in the United States, Brazil, Puerto Rico, France, Sweden, Germany, Northern Ireland, Scotland, Malaysia, Japan, Singapore and Australia. These NPI centers offer a full range of electronics product development services, including design and layout, concurrent engineering, test development and prototype engineering. We believe our NPI services will shorten our customers' product development cycles by offering full design and development services to complement our customers' in-house capabilities. We partner with our customers as early as possible in the new product development process to optimize their products' design for volume manufacturing.

Our NPI centers in Milpitas, California; Westborough, Massachusetts; and Suwanee, Georgia specialize in design consultation, prototyping, and NPI management services. Our subsidiary, Fine Pitch in San Jose, California provides extensive prototype services for electronics OEMs, further enhancing our ability to address the needs of design teams who require almost immediate availability of highly complex prototype assemblies. Another subsidiary, Force Computers, Inc.(Force) in San Jose, California specializes in system design, board design and system integration for open, scalable system and board-level embedded computer platforms for the communications, industrial and command and control markets. Through the acquisition of SMART, we gained design centers and infrastructure by integrating SMART along with Force into the technology solutions business unit in Fremont, California.

Our site in Sao Paulo, Brazil and our newly established site in Aguadilla, Puerto Rico through the acquisition of Alcatel's manufacturing business, also offer NPI management and engineering services.

As part of the Nortel and Ericsson manufacturing asset acquisitions, NPI centers were established in Cwmcarn, Wales; Pont de Buis and Douarnenez, France; Longuenesse, France; Ostersund, Sweden and Monkstown, Northern Ireland. We provide prototyping and NPI management services in these locations. To support the IBM design team as part of the acquisition of manufacturing assets of IBM's Netfinity server operations, we established a new full-service NPI center in Port Glasgow, Scotland.

Our Product Introduction center just outside of Tokyo, Japan, provides a complete range of electronics pre-manufacturing services, including design and layout, testing capabilities, prototype development, and concurrent and component engineering.

We will establish new NPI centers in Singapore and in Liverpool, Wangaratta and Melbourne, Australia, through our recent acquisition of Bluegum.

GLOBAL SERVICES

We offer a full range of integrated solutions from the time the product is designed until it is removed from the market. These services include product repair, upgrades, remanufacturing and maintenance through factory and fast-hub service centers located around the world; help-desk support through customer call centers for end-users; logistics and parts management; returns processing; warehousing; engineering change management; and end-of-life manufacturing. These services give our customers improved speed from the service pipeline by us taking direct receipt responsibility for returns from the end user and making sure that various buffer stock and inventory mechanisms are established. These services also minimize shipping costs and time by handling repairs at our various international locations. In addition, our data collection system can provide invaluable information to analyze product design reliability. As a result, the OEMs can focus their efforts on developing next-generation products.

We have global service sites in the United States, Canada, Mexico, France, Northern Ireland, Brazil, Sweden, United Kingdom and Japan. Our service capacity was strengthened through the acquisition of Sequel, in San Jose, California; and Memphis, Tennessee. The Memphis hub offers integrated call management, remote failure diagnostics, air express dispatch, systems repair, component level repair, configuration and upgrades, returns processing and administration, refurbishment and redistribution services. We further expanded our service capacity in wireless handset repair and refurbishment and outsourcing technical customer support services in Los Angeles, California; Louisville, Kentucky; Baltimore, Maryland; and Dallas, Texas, through the acquisition of AMERICOM Wireless Services, Inc. (AMERICOM) in fiscal 2000.

We recently established a repair service site in Vaughan, Canada, by acquiring repair operations of IBM's NULOGIX Technical Services. NULOGIX provides a complete range of technology repair, remanufacturing and refurbishment services for a large variety of electronics products. As a result of this transaction, we are now able to provide the Canadian market a full range of value-added support service solutions. These services include: product repair, upgrades, remanufacturing and maintenance through factory and fast-hub service centers located around the world; help-desk support through customer call-in centers for end-users; logistics and parts management; returns processing; warehousing; engineering change management and end-of-life manufacturing.

As part of our acquisition of Nortel and Ericsson manufacturing assets, global service sites were established in Calgary, Canada; Research Triangle Park, North Carolina; Monterrey, Mexico; Cwmcarn, Wales; Pont de Buis and Douarnenez, France; Longuenesse, France; Ostersund, Sweden; and Monkstown, Northern Ireland.

ELECTRONICS ASSEMBLY AND OTHER SERVICES

Our electronics assembly activities consist primarily of the placement and attachment of electronic and mechanical components on printed circuit boards and flexible cables. We also assemble higher-level sub-systems and systems incorporating printed circuit boards and complex electromechanical components, in some cases manufacturing and packaging products for shipment directly to our customers' distributors. In addition, we provide other manufacturing services, including refurbishment and remanufacturing. We manufacture on a turn-key basis, directly procuring some or all of the components necessary for production and on a consignment basis, where the OEM customer supplies all or some components for assembly.

In conjunction with our assembly activities, we also provide computer-aided testing of printed circuit boards, sub-systems and systems, which contributes significantly to our ability to consistently deliver high-quality products. We have developed specific strategies and routines to test board and system-level assemblies. In-circuit tests verify that all components have been properly inserted and that the electrical circuits are complete. Functional tests determine if the board or system assembly is performing to customer specifications. We either design and procure test fixtures and develop our own test software, or we utilize our customers' test fixtures and test software. In addition, we provide environmental stress tests of the board or system assembly.

We provide turn-key manufacturing management to meet our customers' requirements, including procurement and materials management and consultation on board design and manufacturability. Individual customers may select various services from among our full range of turn-key capabilities.

Procurement and materials management consists of the planning, purchasing, expediting, warehousing, preparing and financing of the components and materials required to assemble a printed circuit board or electronic system. OEMs have increasingly used electronic manufacturing specialists like Solectron to purchase all or some components directly from component manufacturers or distributors and to finance and warehouse the components. Another service we provide to our customers is assisting in evaluating board designs for manufacturability. We evaluate the board design for ease and quality of manufacture and, when appropriate, recommend design changes to reduce manufacturing costs or lead times or to increase the quality of finished assemblies. Board design services consist of the engineering and design associated with the arrangement and interconnection of specified components on printed circuit boards to achieve an OEM's desired level of functionality.

We also offer Application Specific Integrated Circuit (ASIC) design services. Our ASIC product design services include the embedded computer, memory modules and memory cards, and I/O products.

SALES AND MARKETING

Our sales and marketing are integrated processes involving direct salespersons and project managers, as well as our senior executives. Our sales resources are directed at multiple management and staff levels within targeted accounts. We also use independent sales representatives in certain geographic areas. We receive unsolicited inquiries resulting from advertising and public relations activities, as well as referrals from current customers. These opportunities are evaluated against our customer selection criteria and are assigned to direct salespersons or independent sales representatives, as appropriate. Historically, we have had substantial recurring sales from existing customers.

Approximately 95% of our net sales during fiscal 2000 were derived from customers that were also customers during fiscal 1999. Although we seek to diversify our customer base, a small number of customers currently are responsible for a significant portion of our net sales.

Our top ten customers accounted for 72% of net sales in fiscal 2000, 74% of net sales in fiscal 1999, and 68% of net sales in fiscal 1998. Several customers each accounted for more than 10% of net sales during these years. Ericsson and Cisco accounted for 13% and 12% of net sales, respectively, in fiscal 2000. Compaq and Cisco represented 12% and 11% of net sales, respectively, in fiscal 1999. HP and Cisco, represented 11% and 10% of net sales, respectively, in fiscal 1998. No other individual customer accounted for more than 10% of our net sales in any of these years.

BACKLOG

Backlog consists of contracts or purchase orders with delivery dates scheduled within the next twelve months. At August 31, 2000, our backlog was approximately $4.9 billion. The backlog was approximately $1.7 billion at August 31, 1999. Because customers may cancel or reschedule deliveries, backlog is not a meaningful indicator of future financial results.

COMPETITION

The electronic manufacturing services industry comprises a large number of companies, several of which have achieved substantial market share. We also face competition from current and prospective customers that evaluate our capabilities against the merits of manufacturing products internally. We compete with different companies depending on the type of service or geographic area. Certain competitors may have greater manufacturing, financial, research and development and marketing resources than Solectron. We believe that the primary basis of competition in our targeted markets is manufacturing technology, quality, responsiveness, the provision of value-added services and price. To remain competitive, we must continue to provide technologically advanced manufacturing services, maintain quality levels, offer flexible delivery schedules, deliver finished products on a reliable basis and compete favorably on the basis of price. We may be at a competitive disadvantage as to price, compared with manufacturers with lower cost structures, particularly manufacturers with facilities where labor costs are lower.

ASSOCIATES

As of August 31, 2000, we employed 65,273 associates worldwide, including 17,067 temporary associates. Our international operations employed 34,915 associates.

PATENTS AND TRADEMARKS

We have a number of United States patents related to the process and equipment used in our surface mount technology. Our subsidiary SMART Modular Technologies Inc. holds one patent related to memory module technology. Another subsidiary, Force, holds a number of patents related to Versa Module Eurocard (VME) technology. In addition, as part of our recent acquisition of IBM-ECAT's manufacturing assets, we have access to a number of IBM patents and license rights. We also have registered trademarks in the United States and many countries throughout the world. These patents and trademarks are considered valuable to us.

Although we do not believe that our trademarks, manufacturing process, SMART's and Force's technology or the IBM patents and license rights to which we have access infringe on the intellectual property rights of third parties, we cannot assure that third parties will not assert infringement claims against us in the future. If such an assertion were to be made, it may become necessary or useful for us to enter into licensing arrangements or to resolve such an issue through litigation. However, we cannot assure that such license rights would be available to us on commercially acceptable terms or that any such litigation would be resolved favorably. Additionally, such litigation could be lengthy and costly and could materially harm our financial condition regardless of the outcome of such litigation.

On June 23, 1999, Solectron was served, along with 87 other companies including SMART, as a defendant in a lawsuit brought by the Lemelson Medical, Education & Research Foundation. The lawsuit alleges that Solectron infringed certain of the plaintiff's patents relating to machine vision and barcode technology. Solectron believes it has meritorious defenses to these allegations and does not expect that this litigation will result in a material impact on its financial position or results of operations.

ITEM 2: PROPERTIES

Our manufacturing facilities are located throughout the Americas, Europe and Asia/Pacific. The table below lists the locations and square feet for our major operations as of August 31, 2000.

Location                             Square Feet
---------                            -----------
Americas:
  Milpitas, California (1)           1,832,000
  San Jose, California                 130,000
  Suwanee, Georgia                     496,000
  Westborough, Massachusetts           401,000
  Charlotte, North Carolina          1,106,000
  Raleigh, North Carolina              275,000
  Columbia, South Carolina             357,000
  Louisville, Kentucky                  47,000
  Lutherville, Maryland                 53,000
  Austin, Texas                      1,179,000
  Everett, Washington                  179,000
  Memphis, Tennessee                   100,000
  Calgary, Canada                      326,000
  Ontario, Canada                      127,000
  Guadalajara, Mexico                  761,000
  Monterrey, Mexico                    315,000
  Aguada, Puerto Rico                   83,000
  Aguadilla, Puerto Rico               164,000
  Hortolandia, Brazil                  142,000
  Sao Jose dos Campos                  327,000

Europe:
  Bordeaux, France                     327,000
  Douarnenez, France                    40,000
  Pont de Buis, France                 110,000
  Longuenesse, France                  180,000
  Herrenberg, Germany                  114,000
  Munich, Germany                      168,000
  Dublin, Ireland                      111,000
  Monkstown, Northern Ireland           25,000
  Timisoara, Romania                   256,000
  Dunfermline, Scotland                229,000
  East Kilbride, Scotland               60,000
  Irvine, Scotland                      11,000
  Port Glasgow, Scotland                38,000
  Norrkoping, Sweden                    52,000
  Ostersund, Sweden                    250,000
  Cwmcarn, United Kingdom              245,000

Asia/Pacific:
  Liverpool, Australia                 132,000
  Wangaratta, Australia                175,000
  Suzhou, China                        333,000
  Bangalore, India                      18,000
  Kanagawa, Japan                       19,000
  Tokyo, Japan                          13,000
  Johor, Malaysia                      200,000
  Penang, Malaysia                     772,000



(1)     Includes facilities located nearby in Fremont and Newark, California.

Around the world, we are subject to a variety of environmental regulations relating to the use, storage, discharge and disposal of hazardous chemicals used during our manufacturing process. Any failure by us to comply with present and future regulations could subject us to future liabilities or the suspension of production. In addition, such regulations could restrict our ability to expand our facilities or could require us to acquire costly equipment or to incur other significant expenses to comply with environmental regulations.

ITEM 3: LEGAL PROCEEDINGS

On June 23, 1999, Solectron was served, along with 87 other companies including SMART, as a defendant in a lawsuit brought by the Lemelson Medical, Education & Research Foundation. The lawsuit alleges that Solectron infringed certain of the plaintiff's patents relating to machine vision and bar code technology. Solectron believes it has meritorious defenses to these allegations and does not expect that this litigation will result in a material impact on its financial condition or results of operations. In the semiconductor, computer, telecommunications and networking industries, companies receive notices from time to time alleging infringement of patents, copyrights, or other intellectual property rights. Solectron is currently being sued by a party who alleges that some of its technology solutions business' communications card products have infringed and continue to infringe upon the party's intellectual property rights, and litigation sometimes arises out of such notices. For example, in January of this year, SMART filed a lawsuit seeking to have declared invalid, and/or not infringed, three patents purportedly applicable to industry standard memory products, including those manufactured by SMART and the other manufacturers of these industry standard memory products. The owner of these patents brought a cross-complaint alleging patent infringement against SMART, and has also brought suit against several other memory product manufacturers alleging infringement of the three patents. Solectron believes that SMART's memory products do not infringe any valid claims of any of the three patents at issue. Moreover, Solectron has been and may from time to time continue to be notified of claims that it may be infringing patents, copyrights or other intellectual property rights owned by other third parties. The current litigation or any other litigation could result in substantial costs and diversion of resources and could have a material adverse effect on Solectron's business, financial condition and results of operations. In the future, third parties may assert infringement claims against Solectron or its customers. In the event of an infringement claim, Solectron may be required to spend a significant amount of money to develop a non-infringing alternative or to obtain licenses. Solectron may not be successful in developing such an alternative or obtaining a license on reasonable terms, if at all. In addition, any such litigation could be lengthy and costly and could harm Solectron's financial condition.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.


                         EXECUTIVE OFFICERS OF SOLECTRON

Solectron's executive officers and their ages as of August 31, 2000 are as follows:

          Name               Age            Position
-----------------------     ------   -------------------------------
Koichi Nishimura, Ph.D.       62     President, Chief Executive
                                     Officer and Chairman of the Board

Kevin Burns                   36     Senior Vice President and
                                     Chief Materials Officer

David Kynaston                59     Senior Vice President and
                                     President of Solectron Europe

Daniel Perez                  49     Senior Vice President of Worldwide
                                     Account Management and Marketing

Ajay Shah                     40     President, Chief Executive
                                     Officer of Solectron Technology
                                     Solutions

Ken K. N. Tsai                58     Senior Vice President and
                                     President of Solectron Asia

Susan S. Wang                 49     Senior Vice President, Chief
                                     Financial Officer and Corporate
Secretary

Walter W. Wilson              56     Senior Vice President, Business
                                     Integration and Information Technology

Saeed Zohouri, Ph.D.          49     Senior Vice President and
                                     Chief Operating Officer


Dr. Koichi Nishimura has served as Chairman of the Board since 1996, Chief Executive Officer since 1992 and President since 1990. He was Co-Chief Executive Officer from 1991 to 1992 and Chief Operating Officer from 1988 to 1991. He was elected a director of the Board in 1991. From 1964 to 1988, Dr. Nishimura was with International Business Machines Corporation in various technology and management positions. Dr. Nishimura serves as a director on the boards of Merix Corporation, the Center for Quality Management and the Santa Fe Institute. He also serves on the advisory board of Santa Clara University's Leavey School of Business and the board of the Silicon Valley Manufacturing Group. Dr. Nishimura serves as a member of the Board of Directors in the capacity of Vice President for the Foundation for the Malcolm Baldrige National Quality Award, Inc.

Mr. Kevin Burns was recently appointed to senior vice president and chief materials officer. He joined Solectron in 1998 as corporate vice president of global materials services. Prior to joining Solectron, Mr. Burns worked for Westinghouse Electric Corporation, where he was the vice president and general manager of operations for the Power Generation division. In a prior role at Westinghouse, Mr. Burns was president of Westinghouse Security Systems. Prior to Westinghouse, he was with McKinsey & Company Inc. and General Electric Corporation.

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

Mr. Daniel Perez has served as Senior Vice President of Worldwide Account Management and Marketing since 1999. Mr. Perez was Corporate Vice President and Chief Administrative Officer from 1996 to 1999. Mr. Perez joined Solectron in 1991 as Director of Materials, and was soon named Vice President of Materials for Solectron's California facility. He became the General Manager of Solectron's Fremont, California, printed circuit board assembly operation in 1995 and assumed his current role in 1996. Prior to joining Solectron, Mr. Perez spent 14 years with IBM Corporation in various management positions in corporate administration, manufacturing, materials planning, and acquisition and control. Most recently, he was Senior Manager for Supply and Demand at IBM's disk storage business. Mr. Perez also serves as a director of the Tech Museum of Innovation, the California State Center for Quality Education and Development, the Mexican Heritage Corporation, the Center for Training and Careers in San Jose, California, and El Teatro Campesino.

Mr. Ajay Shah has served as President and Chief Executive Officer of Solectron Technology Solutions since 1999. Prior to Solectron, Mr. Shah served as the President and Chief Executive Officer at SMART Modular Technologies, Inc. since 1988. Mr. Shah co-founded SMART Modular Technologies, Inc. Prior to launching SMART, Mr. Shah held strategic marketing management and product line management positions at Samsung Semiconductor, Inc., and at Advanced Micro Devices.

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

There is no family relationship among any of the executive officers.

                                     PART II

ITEM 5:   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS

Common Stock Information

The following table sets forth the quarterly high and low per share sales prices of Solectron's common stock for the two-year period ended August 31, 2000, as quoted on the New York Stock Exchange under the symbol SLR.

                                                 High       Low
                                               --------   --------
Fiscal 2000
      First Quarter                            45         33 1/16
      Second Quarter                           49         30 9/32
      Third Quarter                            49 1/2     28 1/4
      Fourth Quarter                           48 3/8     30 15/16

Fiscal 1999
      First Quarter                            17 11/32    9 45/64
      Second Quarter                           23 9/16    16 1/4
      Third Quarter                            28 15/16   20 1/4
      Fourth Quarter                           39 15/32   26 1/8


Solectron has not paid any cash dividends since its inception and does not intend to pay any cash dividends in the foreseeable future. Additionally, the covenants to its financing agreements prohibit the payment of cash dividends. As of August 31, 2000, there were approximately 1,726 stockholders of record based on data obtained from our transfer agent.

ITEM 6: SELECTED FINANCIAL DATA

The following selected historical financial information of Solectron has been derived from the historical consolidated financial statements and should be read in conjunction with the consolidated financial statements and the notes included therein.

                     Five-Year Selected Financial Highlights
                      (In millions, except per share data)

Consolidated Statements of Income Data:

                                                                       YEARS ENDED AUGUST 31,
                                        ----------------------------------------------------------------------------------
                                           2000              1999              1998              1997              1996
                                        ----------        ----------        ----------        ----------        ----------
Net sales                               $ 14,137.5        $  9,669.2        $  6,102.2        $  4,408.5        $  3,231.8
Operating income                             704.2             516.1             368.6             303.2             213.6
Income before income taxes
  and cumulative effect
  of change in accounting
  principle                                  739.5             514.5             375.5             307.5             213.2
Net income                                   497.2             350.3             251.3             203.7             139.6
Basic net income
 per share(1)                                 0.83              0.65              0.49              0.42              0.31
Diluted net income
 per share(1)                                 0.80              0.61              0.47              0.40              0.30

Consolidated Balance Sheet Data:

                                                         YEARS ENDED AUGUST 31,
                            -----------------------------------------------------------------------------
                              2000             1999             1998             1997             1996
                            ---------        ---------        ---------        ---------        ---------
Working capital             $ 5,411.4        $ 3,162.7        $ 1,278.1        $ 1,137.5        $   860.9
Total assets                 10,375.6          5,420.5          2,843.7          2,209.9          1,627.9
Long-term debt                3,319.5            922.7            386.8            386.2            388.3
Stockholders' equity          3,802.1          3,166.9          1,475.4          1,150.2            787.8

(1) All net income per share amounts have been adjusted to reflect the two-for-one stock splits through March 8, 2000.

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

WITH THE EXCEPTION OF HISTORICAL FACTS, THE STATEMENTS CONTAINED IN THIS DISCUSSION ARE FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITY ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED (THE "EXCHANGE ACT"), AND ARE SUBJECT TO THE SAFE HARBOR PROVISIONS CREATED BY THAT STATUTE. CERTAIN STATEMENTS CONTAINED IN THE FOLLOWING MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, INCLUDING, WITHOUT LIMITATION, STATEMENTS CONTAINING THE WORDS "BELIEVES," "ANTICIPATES," "ESTIMATES," "EXPECTS," AND WORDS OF SIMILAR IMPORT, CONSTITUTE FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. SUCH STATEMENTS ARE BASED ON CURRENT EXPECTATIONS AND ARE SUBJECT TO RISK, UNCERTAINTIES AND CHANGES IN CONDITION, SIGNIFICANCE, VALUE AND EFFECT, INCLUDING THOSE DISCUSSED UNDER THE HEADING RISK FACTORS WITHIN THE SECTION OF THIS REPORT ENTITLED "ITEM 7", "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" AND REPORTS FILED BY SOLECTRON WITH THE SECURITIES AND EXCHANGE COMMISSION, SPECIFICALLY FORMS 8-K, 10-Q, S-3 AND S-8. SUCH RISKS, UNCERTAINTIES AND CHANGES IN CONDITION, SIGNIFICANCE, VALUE AND EFFECT COULD CAUSE OUR ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE ANTICIPATED EVENTS. ALTHOUGH WE BELIEVE THAT THE ASSUMPTIONS UNDERLYING THE FORWARD-LOOKING STATEMENTS ARE REASONABLE, ANY OF THE ASSUMPTIONS COULD PROVE INACCURATE, INCLUDING, BUT NOT LIMITED TO, STATEMENTS AS TO OUR FUTURE OPERATING RESULTS AND BUSINESS PLANS AS WELL AS THE ACQUISITION OF NATSTEEL ELECTRONICS LTD. (NEL) AND OUR PROPOSED OFFERINGS DESCRIBED BELOW. WE DISCLAIM ANY INTENTION OR OBLIGATION TO UPDATE OR REVISE ANY FORWARD-LOOKING STATEMENTS, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE.

RESULTS OF OPERATIONS

The electronics industry is subject to rapid technological change, product obsolescence and price competition. These and other factors affecting the electronics industry, or any of our major customers in particular, could materially harm our results of operations.

RESULTS OF OPERATIONS FOR YEARS ENDED AUGUST 31, 2000, 1999 AND 1998

The following table summarizes certain items in the Consolidated Statements of Income as a percentage of net sales. The financial information and the discussion below should be read in conjunction with the consolidated financial statements and notes thereto.

                                                      YEARS ENDED AUGUST 31,
                                             ------------------------------------
                                              2000           1999           1998
                                             ------         ------         ------
Net sales                                     100.0%         100.0%         100.0%
Cost of sales                                  91.0           90.3           89.1
                                             ------         ------         ------
Gross profit                                    9.0            9.7           10.9
Operating expenses:
  Selling, general and administrative           3.3            3.9            4.4
  Research and development                      0.4            0.4            0.5
  Acquisition costs                             0.3             --             --
                                             ------         ------         ------
    Operating income                            5.0            5.4            6.0
Net interest income                             0.2             --            0.1
                                             ------         ------         ------
Income before income taxes                      5.2            5.4            6.1
Income taxes                                    1.7            1.7            2.0
                                             ------         ------         ------
Net income                                      3.5%           3.7%           4.1%
                                             ======         ======         ======

NET SALES

Our net sales have increased significantly in each of the past several years, reflecting the growing trend toward outsourcing within the electronics industry. For the year ended August 31, 2000, net sales grew to $14.1 billion, an increase of 46.2% over fiscal 1999. Net sales of $9.7 billion in fiscal 1999 were 58.5% greater than fiscal 1998. The sales growth in fiscal 2000 compared with fiscal 1999 was attributable to new program ramp-ups, strong demand from our customers worldwide and acquisitions made during fiscal 2000. The sales growth in fiscal 1999 over fiscal 1998 was primarily due to the significant increase in sales volume from both existing and new customers worldwide, and the transfer of production from certain customer plants to various Solectron locations around the world. We do not currently anticipate any future decline in sales, but continue to seek to diversify our customer base among many countries, market segments and product lines within market segments.

We are organized in three business units: manufacturing and operations, technology solutions, and global services. Our core business group, manufacturing and operations, provided 87.8%, 87.5% and 85.4% of net sales, respectively, for fiscal 2000, 1999 and 1998. Our technology solutions group, consisting of SMART and Force, contributed 10.5%, 11.7% and 13.5% of net sales, respectively, for fiscal 2000, 1999 and 1998. Our global services unit, which was formed in fiscal 2000 and pooled with AMERICOM and the services unit of Bluegum, contributed 1.7%, 0.8% and 1.1% of net sales, respectively, in fiscal 2000, 1999 and 1998.

Manufacturing and Operations

Net sales from the worldwide manufacturing and operations group have contributed a significant share of total sales for the past three fiscal years. Fiscal year 2000 net sales grew to $12.4 billion, an increase of 46.8% over fiscal year 1999. The increase was principally due to strong demand growth from our customers and to acquisitions, including Alcatel's telecommunications manufacturing business in Liverpool, Australia, by our subsidiary Bluegum; IBM ECAT in Austin, Texas; Trimble of California; IBM's Netfinity server operations in Greenock, Scotland; Ericsson's telecommunications infrastructure equipment operations in Longuenesse, France, and Ostersund, Sweden; and Zhone Technologies of California; as well as our acquisition of Alcatel's manufacturing business in Aguadilla, Puerto Rico. In fiscal year 1999, net sales from manufacturing and operations was $8.5 billion, which was 62.3% greater than fiscal 1998. The increase in manufacturing and operations sales in fiscal 1999 from 1998 was primarily due to demand increases and to acquisitions of assets from Ericsson, NCR and Mitsubishi during fiscal 1999 and 1998.

Within the Americas, the Milpitas site in California, Guadalajara site in Mexico and Austin site in Texas were the largest contributors to the sales increase. The increase in fiscal 2000 versus 1999 was primarily due to new programs from our customers, partially offset by limited sales growth in the Americas caused by the shortage of components. Sales continued to grow in the Milpitas site despite our strategic transfer of personal computer PCB programs and computer peripherals systems assembly programs to Mexico and networking business to Penang, Malaysia. The increase in net sales in fiscal 1999 compared with fiscal 1998 resulted from strong demand growth and acquisitions.

In Europe, net sales stayed relatively flat in fiscal 2000 versus fiscal 1999. The increase in fiscal 1999 over fiscal 1998 was principally due to overall business growth and increased demand from our telecommunications customers.

In Asia/Pacific, net sales growth in fiscal 2000 was primarily due to demand growth in mobile phone, networking and personal computer projects. In particular, sales growth in the Penang site was attributable to the growth of networking business. In addition, our subsidiary Bluegum's acquisition of Alcatel's telecommunications manufacturing operations in Liverpool, Australia, also contributed to our sales increase in the region. The increase in fiscal 1999 over fiscal 1998 resulted primarily from increased demand from personal computer customers and from networking business transferred from Milpitas, California.

Technology Solutions

Our technology solutions group consists of SMART and Force, subsidiaries of Solectron. This business unit was formed on November 30, 1999 coinciding with the merger of SMART. Our main products in technology solutions group are specialty and standard memory products, PC cards, embedded computer modules and communications card products. Net sales for fiscal years 2000, 1999 and 1998 were $1.5 billion, $1.1 billion and $825.9 million, respectively. The increase in fiscal 2000 of 31.5% over fiscal 1999 resulted from an overall increase in standard memory products incorporated with average memory densities, as well as an increase in embedded computer modules and communications card products. The increase of 36.9% in fiscal 1999 over fiscal 1998 was primarily due to an increase in sales of standard memory products, communications card products and embedded computer modules.

Global Services

Our global services group was established in June 1999. It was formed through three business acquisitions, Sequel in July 1999, NULOGIX in November 1999 and AMERICOM in April 2000, as well as a small division of Solectron in Milpitas. Net sales were $232.5 million, $78.5 million and $65.0 million in fiscal years 2000, 1999 and 1998, respectively.

International Sites

Net sales from our international sites, as a percentage of consolidated net sales, have grown over the last three fiscal years. International locations contributed 41% of consolidated net sales in fiscal 2000, compared with 33% in fiscal 1999 and 28% in fiscal 1998. As a result of our international sales and facilities, our operations are subject to the risks of doing business abroad. While these dynamics have not materially harmed our results of operations, we cannot assure that there will not be such an impact in the future.

Major Customers

Only four major customers accounted for more than 10% of our net sales in fiscal 2000, 1999 and 1998, as summarized in the following table.

                YEARS ENDED AUGUST 31,
              --------------------------
              2000       1999       1998
              ----       ----       ----
Ericsson       13%         *          *
Compaq          *         12%         *
Cisco          12%        11%        10%
HP              *          *         11%

*       net sales less than 10%

Our top ten customers accounted for 72% of net sales in fiscal 2000, 74% of net sales in fiscal 1999 and 68% of net sales in fiscal 1998. We depend on continued revenues from Ericsson, Compaq, Cisco, HP, IBM and our other top ten customers. We cannot guarantee that these or any other customers will not increase or decrease as a percentage of consolidated net sales either individually or as a group. Consequently, any material decrease in sales to these or other customers could materially harm Solectron's results of operations.

We believe that our ability to continue growing depends on increasing sales to existing customers for their current and future product generations, successfully marketing to new customers and expanding geographically. Customer contracts can be canceled and volume levels can be changed or delayed. The timely replacement of delayed, canceled or reduced orders with new business cannot be assured. In addition, we cannot assure that our current customers will continue to utilize our services. Because of these factors, we cannot assure that Solectron's historical revenue growth rate will continue.

GROSS PROFIT

Our gross margin percentages were 9.0%, 9.7% and 10.9% respectively, for fiscal 2000, 1999 and 1998. The decrease in fiscal 2000 over fiscal 1999 was attributed primarily to sales derived from lower margin mobile telecommunication equipment, manufacturing inefficiencies due to non-linearity of material receipts, a high level of business development activities and new site integration support expenditures, as well as capacity ramp-up for future demand growth. The decrease in fiscal 1999 over 1998 was due to lower margins from sales derived from systems build projects and lower margin standard memory products. Our start-up operations also contributed to the decrease. In addition, the amortization of intellectual property resulting from certain acquisitions reduced gross margins.

For our worldwide manufacturing operations, we anticipate a larger percentage of our sales may be derived from systems-build projects that generally yield lower profit margins than PCB assembly.

We expect most of our technology solutions sales may continue to be derived from turn-key projects, which typically yield lower profit margins than consignment projects. In addition, factors affecting technology solutions profit margins include the sales mix of specialty memory modules, standard memory modules, communication card products and embedded computer modules, as well as changes in average memory densities used in memory products. Currently, a significant amount of net sales is derived from the sales of standard memory modules, which typically have lower profit margins than specialty memory modules.

In the foreseeable future, our overall gross margin will depend primarily on product mix, production efficiencies, utilization of manufacturing capacity, start-up and integration costs of new and acquired businesses, percentage of sales derived from systems-build and turn-key projects, pricing within the electronics industry, component costs and delivery linearity, and the cost structure at individual sites. Over time, gross margins at the individual sites and for Solectron as a whole may continue to fluctuate. Increases in the systems-build business or turn-key projects, additional costs associated with new projects, and price erosion within the electronics industry could harm our gross margin.

In addition, we have experienced component shortages. While the component availability fluctuates from time to time and is still subject to lead time and other constraints, this could possibly have a negative impact on our sales and gross margins for the foreseeable future. Therefore, we cannot assure that our gross margin will not fluctuate or decrease in future periods.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

In absolute dollars, our selling, general and administrative (SG&A) expenses increased 24.4% in fiscal 2000 over fiscal 1999, and 41.6% in fiscal 1999 over fiscal 1998. The increase in absolute dollars in fiscal 2000 compared to 1999 was contributed by an increase in head count and information systems costs to support our sales growth and increased costs of acquisition related activities. The absolute dollar increase in fiscal 1999 over fiscal 1998 primarily reflected expenses associated with increased head count necessary to support sales growth and business infrastructure and further development costs of information systems, as well as expenses related to business and asset acquisitions.

As a percentage of net sales, SG&A expenses were 3.3% in fiscal 2000, 3.9% in fiscal 1999 and 4.4% in fiscal 1998. The primary reasons for the fiscal 2000 and 1999 decrease in SG&A expenses as a percentage of net sales were the significant increase in sales volume and our continued effort to manage operating expenses, partially offset by the costs associated with investments in our business infrastructure, information systems and start-up costs for new sites. We anticipate SG&A expenses will continue to increase in terms of absolute dollars in the future and may possibly increase as a percentage of net sales as we continue to develop the infrastructure necessary to support our current and prospective business.

RESEARCH AND DEVELOPMENT EXPENSES

With the exception of our technology solutions business unit, our research and development (R&D) activities have primarily supported the development of prototype and engineering design capabilities, fine pitch interconnecting technologies (which include ball grid array, tape automated bonding, multichip modules, chip-on-flex, chip-on-board and flip chip), high reliability environmental stress test technology and the implementation of environmentally friendly assembly processes such as VOC-free and no-clean. Technology solutions' R&D efforts are concentrated on new product development and improvement of product designs through improvements in functionality and the use of microprocessors in embedded applications.

In absolute dollars, R&D expenses increased 50.1% in fiscal 2000 over fiscal 1999 and 35.5% in fiscal 1999 over fiscal 1998. The increases in absolute dollars in R&D expenses were primarily due to our increased R&D effort in technology solutions and new R&D projects initiated at our various sites. We expect that R&D expenses will increase in absolute dollars in the future and may increase as a percentage of net sales as SMART and Force continue to invest in their R&D efforts and additional R&D projects are undertaken at certain sites. As a percentage of net sales, R&D expenses were 0.4% for both fiscal 2000 and 1999, 0.5% in fiscal 1998.

ACQUISITION AND RESTRUCTURING COSTS

A one-time charge for acquisition costs of approximately $26.8 million was incurred in fiscal 2000 as a result of the acquisitions of SMART, AMERICOM and Bluegum during fiscal 2000. Our acquisition costs consist of investment banker fees, legal fees, accounting fees, registration fees and other incidentals.

We recorded restructuring costs of approximately $11.1 million in fiscal 2000 primarily related to the consolidations of certain facilities acquired in the SMART and Sequel mergers. Approximately $4.4 million related to lease exit costs, $3.4 million related to asset write-offs and other incidental costs, $1.2 million related to severance costs and $2.1 million related to other related costs. Approximately $2.8 million remains in accrued expenses as of August 31, 2000 and we expect to utilize these reserves by the end of fiscal 2001.

NET INTEREST INCOME (EXPENSE)

Net interest income was $35.3 million in fiscal 2000 compared to $6.9 in fiscal 1998, and net interest expense of $1.6 million in fiscal 1999. The net interest income in fiscal 2000 was attributed primarily to interest income earned on cash and investments from the proceeds of the 2.75% zero-coupon convertible senior notes which were issued in May 2000, offset partially with interest expense on the 4% and 2.75% yield zero-coupon convertible senior notes as well as on the 7-3/8% senior notes. The net interest expense in fiscal 1999 was related to interest expenses from the 4% yield zero coupon convertible senior notes and the 6% convertible subordinated notes. The net interest income in fiscal 1998 was primarily due to the proceeds from SMART's secondary public offering of common stock completed during September 1997.

INCOME TAXES

Income taxes increased to $238.8 million in fiscal 2000 from $164.2 million in fiscal 1999 and $124.2 million in fiscal 1998, primarily due to increased income before income taxes. Our effective income tax rate was 32.3% in fiscal 2000 compared to 31.9% in fiscal 1999 and 33.1% in fiscal 1998.

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

LIQUIDITY AND CAPITAL RESOURCES

Our net working capital was $5.4 billion at August 31, 2000, compared to $3.2 billion at August 31, 1999. Cash and cash equivalents and short-term investments were $2.4 billion at August 31, 2000, an increase of $0.5 billion from August 31, 1999. The increase was primarily due to proceeds of $2.3 billion from the zero coupon convertible senior debt issued in May 2000 partially offset by investing activities, including purchases of manufacturing assets of $1.1 billion and capital expenditures of $0.5 billion.

Accounts receivable increased $863.8 million during fiscal 2000. The increase was due to growth in total sales. Inventories increased $2.6 billion during fiscal 2000. The increase in inventory levels resulted from our sales growth, inventory from incomplete kits on hand caused by shortages of certain components, and purchased inventory through asset acquisitions. We continuously manage our inventory levels striving to maintain competitive lead times while balancing the risk of inventory obsolescence due to rapidly changing technology and customer requirements.

As of August 31, 2000, we had available a $100 million unsecured multicurrency revolving line of credit that expires on April 30, 2002. Borrowings under the credit facility bear interest, at our option, at either the bank's prime rate, the London interbank offering rate (LIBOR) plus a margin, or the bank's certificate of deposit (CD) rate plus a margin. The margin under the LIBOR or CD rate options will vary depending on Solectron's Standard & Poor's Corporation and/or Moody's Investor Services, Inc. rating for its long-term senior unsecured debt. This margin was 0.4% at August 31, 2000. Under the credit agreement, we must meet certain financial covenants. There were no borrowings outstanding under this line of credit as of August 31, 2000. In addition, we had approximately $91 million and $174 million, respectively, in committed and uncommitted foreign lines of credit and other bank facilities as of August 31, 2000. Borrowings were payable on demand. The interest rates ranged from the bank's prime lending rate to the bank's prime rate plus 2.0%. As of August 31, 2000, borrowings and guaranteed amounts under committed and uncommitted foreign lines of credit were $38 million and $58 million, respectively. The weighted-average interest rate was 5.4% for committed and 5.9% for uncommitted foreign lines of credit. Under these lines of credit agreements, we must meet certain financial covenants. We were in compliance with all of its line of credit financial covenants as of August 31, 2000.

We believe that our current cash and cash equivalents, short-term investments, line of credit, and cash generated from operations coupled with the anticipated proceeds from our proposed common stock and LYONs offerings, will satisfy our expected working capital, capital expenditure, and investment requirements through at least the next 12 months.

"YEAR 2000" ISSUES

To date, we have not experienced any material Year 2000 related issues, and we expect minimal future Year 2000 issues based on the performance to date of our internal systems and external systems (including, without limitation, vendor, customer and banking systems) upon which we are dependent, along with the products we sell.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." As amended by SFAS No. 137 and 138, SFAS No. 133 establishes methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities. We anticipate that the adoption of SFAS No. 133 will not have a material impact on our financial position, results of operations or cash flows. We will adopt SFAS No. 133 in the first fiscal quarter of fiscal 2001.

In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements," which provides guidance related to revenue recognition based on interpretations and practices followed by the SEC and was effective the first fiscal quarter of fiscal years beginning after December 15, 1999 and requires companies to report any changes in revenue recognition as a cumulative change in accounting principle at the time of implementation in accordance with Accounting Principles Board Opinion 20, "Accounting Changes." Subsequently, SAB No.101A and 101B were issued to delay the implementation of SAB No. 101. It will be effective for Solectron in our fourth quarter of fiscal 2001. We are currently evaluating the impact, if any, SAB No. 101 will have on our financial position or results and operations.

In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, an interpretation of Accounting Principles Board (APB) Opinion No. 25, Stock Issued to Employees. Interpretation No. 44 clarifies the application of APB No. 25 for the definition of an employee for purposes of applying APB No. 25, the criteria for determining whether a plan qualifies as a noncompensatory plan, the accounting consequence of various modifications to the terms of a previously fixed stock option or award and the accounting for an exchange of stock compensation awards in a business combination. The interpretation was adopted by Solectron effective July 1, 2000, but certain conclusions cover specific events that occur after either December 15, 1998 or January 12, 2000. This interpretation did not have a material impact on our consolidated financial statements.

We adopted the American Institute of Certified Public Accountants' Statement of Position No. 98-5, Reporting on the Costs of Start-up Activities, on September 1, 1999. This statement required that costs of start-up activities and organizational costs be expensed as incurred. The cumulative effect of this accounting change on years prior to fiscal 2000 was a charge of $3.5 million (net of $1.6 million income tax effect), or $.01 per common share, that was reflected in the first quarter of fiscal 2000. Pro forma information is not presented as the change did not have a material impact on any individual year prior to fiscal 2000.

RECENT DEVELOPMENTS

In October 2000, we entered into an agreement with Sony Corporation ("Sony") to acquire certain assets associated with two Sony manufacturing facilities: Sony Nakaniida Corporation in Miyagi, Japan, and Sony Industry Taiwan in Kaohsiung, Taiwan. These facilities currently produce high-end consumer products such as automobile satellite navigation systems, car audio systems and lithium-ion battery packs. The agreement will result in Sony outsourcing its electronic manufacturing services to us from these two facilities.

On October 31, 2000, we signed a definitive agreement to commence an offer to purchase all outstanding shares of NEL for $4.53 per share in cash, representing a total transaction value, including debt of NEL, of approximately $2.4 billion. NEL provides global contract manufacturing services for OEMs in the electronics industry. NEL manufactures PCB assemblies, and provides box-building capabilities and pre- and post-manufacturing services such as design, prototyping, testing and logistics. We have received irrevocable undertakings, representing approximately 43 percent of NEL's outstanding common shares, from major shareholders to tender their shares under the offer. Those shares are held by the largest shareholder of NEL, separately traded NatSteel Ltd. (NSL); key members of NEL's management team; and Temasek Capital. Temasek Holdings and other key shareholders of NSL, who collectively hold approximately 23 percent of NSL's outstanding shares, have irrevocably undertaken to vote their shares in favor of NSL tendering its NEL shares in the offer. Notwithstanding the fact that we have signed a definitive agreement and have received undertakings from NEL's major shareholders, the offer is subject to several conditions, including: the tender of more than 50 percent of NEL's shares (on a fully diluted basis) to Solectron pursuant to the offer; the approval of NEL's shareholders to sell its shares in NEL to Solectron pursuant to the offer as well as the satisfactory completion of all relevant regulatory reviews and approvals and all other customary conditions. Thus, there can be no assurance that the acquisition will close as contemplated, if at all. In addition, we may not receive the tender of at least 90 percent of the shares of NEL. If we are unable to purchase at least 90 percent of the shares of NEL in the tender offer, we may find it more difficult to fully integrate and operate the NEL business.

We currently estimate that the acquisition of NEL will reduce our diluted earnings per share for fiscal 2001 but will increase our diluted earnings per share on a cash basis for fiscal 2001. Our earnings per share on a cash basis are expected to be between $1.22 and $1.25 for fiscal 2001 compared to $0.89 for fiscal 2000. Cash basis earnings per share represents net income per share adjusted for amortization of goodwill, intellectual property costs and other intangible costs, and one time charges. The actual impact of the acquisition on our earnings will depend on a number of factors, including the terms of the financing of the acquisition, the timing of the acquisition and our actual results and the actual results of the NEL operations during the period following the acquisition. These forward-looking statements involve risk and uncertainties and our actual results may differ materially from these statements.

On November 1, 2000, we filed prospectus supplements to raise approximately $3.0 billion through concurrent offerings of primary shares of our common stock and 20-year Liquid Yield Option Notes (LYONs). The LYONs would be zero coupon senior notes convertible into our common stock. The common stock and LYONs would be offered under our shelf registration that was declared effective April 14, 2000. We intend to use the net proceeds from these offerings for funding the further expansion of our business and strategic acquisitions, including approximately $2.4 billion to fund the pending acquisition of NEL. In the event the acquisition of NEL is not consummated or to the extent we are unable to purchase at least 90 percent of the shares of NEL, the anticipated proceeds from our proposed offering will be used, in whole or in part, as the case may be, for other strategic opportunities and other corporate purposes. There can be no assurance that such alternative uses of capital will result in returns to Solectron equal to those anticipated to result from the NEL transaction.

                                  RISK FACTORS


A MAJORITY OF OUR NET SALES COMES FROM A SMALL NUMBER OF CUSTOMERS; IF WE LOSE ANY OF THESE CUSTOMERS, OUR NET SALES COULD DECLINE SIGNIFICANTLY.

A majority of our annual net sales comes from a small number of our customers. Our ten largest customers accounted for approximately 72% of net sales in fiscal 2000 and approximately 74% and 68%, of net sales in fiscal 1999 and 1998, respectively. Since we are dependent upon continued net sales from our ten largest customers, any material delay, cancellation or reduction of orders from these or other major customers could cause our net sales to decline significantly. Some of these customers individually account for more than ten percent of our annual net sales. We cannot guarantee that we will be able to retain any of our ten largest customers or any other accounts. In addition, our customers may materially reduce the level of services ordered from us at any time. This could cause a significant decline in our net sales and we may not be able to reduce the accompanying expenses at the same time. Moreover, our business, financial condition and results of operations will continue to depend in significant part on our ability to obtain orders from new customers, as well as on the financial condition and success of our customers. Therefore, any adverse factors affecting any of our customers or their customers could have a material adverse effect on our business, financial condition and results of operations.

OUR LONG-TERM CONTRACTS DO NOT INCLUDE MINIMUM PURCHASE REQUIREMENTS.

Although we have long-term contracts with a few of our top ten customers, including Ericsson, IBM and Nortel under which these customers are obligated to obtain services from us, they are not obligated to purchase any minimum amount of services. As a result, we cannot guarantee that we will receive any net sales from these contracts. In addition, these customers with whom we have long-term contracts may materially reduce the level of services ordered at any time. This could cause a significant decline in our net sales, and we may not be able to reduce our accompanying expenses at the same time.

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

-       Fluctuations in the availability and pricing of components;

-       Timing of expenditures in anticipation of increased sales;

-       Cyclicality in our target markets; and

-       Expenses associated with acquisitions.

Therefore, our operating results in the future could be below the expectations of securities analysts and investors. If this occurs, the market price of our common stock could be harmed.

WE DEPEND UPON THE ELECTRONICS INDUSTRY, WHICH CONTINUALLY PRODUCES TECHNOLOGICALLY ADVANCED PRODUCTS WITH SHORT LIFE CYCLES; OUR INABILITY TO CONTINUALLY MANUFACTURE SUCH PRODUCTS ON A COST EFFECTIVE BASIS WOULD HARM OUR BUSINESS.

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

WE DEPEND ON LIMITED OR SOLE SOURCE OF SUPPLIERS FOR CRITICAL COMPONENTS. THE INABILITY TO OBTAIN SUFFICIENT COMPONENTS AS REQUIRED WOULD CAUSE SALES REDUCTIONS.

We are dependent on certain suppliers, including limited and sole source suppliers, to provide key components used in our products. We have experienced and may continue to experience delays in component deliveries, which could cause delays in product shipments and require the redesign of certain products. Also for our technology solutions business, we are dependent upon certain limited or sole source suppliers for critical components used for our memory module, communications card and embedded computer products. The electronics industry has experienced in the past, and may experience in the future, shortages in semiconductor devices, including DRAM, SRAM, Flash memory, tantalum capacitors and other commodities that may be caused by such conditions as overall market demand surges or supplier production capacity constraints. Except for certain commodity parts, we generally have no written agreements with our suppliers. We cannot assure that we will receive adequate component supplies on a timely basis in the future. The inability to continue to obtain sufficient components as required, or to develop alternative sources if required, could cause delays, disruptions or reductions in product shipments or require product redesigns which could damage relationships with current or prospective customers, thereby causing sales reductions.

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

WE DEPEND ON THE MEMORY MODULE PRODUCT MARKET.

Most of our technology solutions net sales is derived from memory modular products. The market for these products is characterized by frequent transitions in which products rapidly incorporate new features and performance standards. A failure to develop products with required feature sets or performance standards or a delay as short as a few months in bringing a new product to market could reduce our net sales which may have a material adverse effect on our business, financial condition and results of operations. In addition, the market for semiconductor memory devices has been cyclical. The industry has experienced significant economic downturns at various times, characterized by diminished product demand, accelerated erosion of average selling prices and excess production. In the past, there have been significant declines in the prices for DRAM, SRAM and Flash. Such occurrences will reduce our profit.

WE DEPEND ON THE CONTINUING TREND OF OUTSOURCING BY OEMS.

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

IF WE ARE UNABLE TO MANAGE OUR RAPID GROWTH AND ASSIMILATE NEW OPERATIONS IN A COST EFFECTIVE MANNER, OUR PROFITABILITY COULD DECLINE.

We have experienced rapid growth over many years. Our historical growth may not continue. In recent years we have established operations in different locations throughout the world. For example, in fiscal 1998, we opened offices in Taipei, Taiwan; Tel Aviv, Israel; Norrkoping and Stockholm, Sweden; and commenced manufacturing operations in Guadalajara, Mexico; Suzhou, China; and Timisoara, Romania. Also in fiscal 1998, we acquired foreign facilities in Sao Paulo, Brazil and Dublin, Ireland. Furthermore, through acquisitions in fiscal 1998 and 1999, we acquired facilities in Duluth, Georgia; Columbia, South Carolina; Memphis, Tennessee; and enhanced our capabilities in Charlotte, North Carolina; Austin, Texas; and Milpitas, California.

In fiscal 2000, we completed acquisitions of AMERICOM, SMART, and Bluegum that were each accounted for as a pooling of interests. Through additional acquisitions, we also acquired foreign facilities in Aguadilla, Puerto Rico; Monterrey, Mexico; Calgary, Canada; Longuenesse, France; Ostersund, Sweden; Cwmcarn, Wales; Pont de Buis and Douarnenez, France; Monkstown, Northern Ireland; Liverpool, New South Wales; Wangaratta and Melbourne, Victoria; and Sydney and North Melbourne, Australia.

On October 18, 2000 we signed a definitive agreement to acquire certain assets associated with two Sony Corporation manufacturing facilities, Sony Nakaniida Corporation in Miyagi, Japan and Sony Industries Taiwan in Kaohsiung, Taiwan. On October 31, 2000 we signed a definitive agreement to commence an offer to purchase all outstanding shares of NEL.

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

WE NEED TO SUCCESSFULLY INTEGRATE OUR ACQUISITIONS TO MAINTAIN PROFITABILITY.

As we expand our operations through acquisitions and continue to evaluate acquisition opportunities and may pursue additional acquisitions over time. These acquisitions involve risks, including:

-       Integration and management of the operations;

-       Retention of key personnel;

-       Integration of purchasing operations and information systems;

-       Retention of the customer base of acquired businesses;

- Management of an increasingly larger and more geographically disparate business; and

- Diversion of management's attention from other ongoing business concerns.

Our profitability will suffer if we are unable to successfully integrate and manage recent acquisitions and pending acquisitions including, in particular, the NEL transaction, as well as any future acquisitions that we might pursue, or if we do not achieve sufficient revenue to offset the increased expenses associated with these acquisitions. In the event we are unable to acquire at least 90 percent of NEL in the tender offer, we may find it more difficult to integrate and operate the NEL business.

THE ACQUISITION OF NEL MAY NOT OCCUR AND WE MAY NOT BE ABLE TO PURCHASE AT LEAST 90 PERCENT OF THE SHARES OF NEL IN THE TENDER OFFER.

On October 31, 2000, we signed a definitive agreement to commence an offer to purchase all outstanding shares of NEL. NEL provides global contract manufacturing services for original equipment manufacturers (OEMs) in the electronics industry. The company manufactures printed circuit board (PCB) assemblies, and provides box-building capabilities and pre- and post-manufacturing services such as design, prototyping, testing and logistics. Solectron has received irrevocable undertakings, representing approximately 43 percent of NEL's outstanding common shares, from major shareholders to tender their shares under the offer. Those shares are held by the largest shareholder of NEL, separately traded NSL; key members of NEL's management team; and Temasek Capital. Temasek Holdings and other key shareholders of NSL, who collectively hold approximately 23 percent of NSL's outstanding shares, have irrevocably undertaken to vote their shares in favor of NSL tendering its NEL shares in the tender offer. Notwithstanding the fact that we have signed a definitive agreement and have received undertakings from NEL's major shareholders, the offer is subject to several conditions, including: the tender of more than 50 percent of NEL's shares (on a fully diluted basis) to Solectron pursuant to the offer; the approval of NSL shareholders to sell its shares in NEL to Solectron pursuant to the offer as well as the satisfactory completion of all relevant regulatory reviews and approvals and all other customary conditions. Thus, there can be no assurance that the acquisition will close as contemplated, if at all. In addition, we may not receive the tender of at least 90 percent of the shares of NEL. If we are unable to purchase at least 90 percent of the shares of NEL in the tender offer, we may find it more difficult to fully integrate and operate the NEL business. In the event the acquisition of NEL is not consummated or to the extent we are unable to purchase at least 90 percent of the shares of NEL, the anticipated proceeds from our proposed offering will be used, in whole or in part, as the case may be, for other strategic opportunities and other corporate purposes. There can be no assurance that such alternative uses of capital will result in returns to Solectron equal to those anticipated to result from the NEL transaction.

OUR NON-U.S. LOCATIONS ARE A SIGNIFICANT AND GROWING PORTION OF OUR NET SALES; WE ARE INCREASINGLY EXPOSED TO RISKS ASSOCIATED WITH OPERATING INTERNATIONALLY.

In fiscal 2000, approximately 41% of net sales came from sites outside the United States, while approximately 33% of net sales came from sites outside the United States in fiscal 1999. As a result of our foreign sales and facilities, our operations are subject to a variety of risks that are unique to international operations, including the following:

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

In addition, we have operations in several locations in emerging or developing economies that have a potential for higher risk. The risks associated with these economies include but are not limited to currency volatility, and other economic or political risks. In the future, these factors may harm our results of operations. Solectron locations in emerging or developing economies include Mexico, Brazil, China, Malaysia and Romania. As of August 31, 2000, we recorded $119.6 million in cumulative foreign exchange translation losses on our balance sheet which was primarily due to the devaluation of the Brazilian real. While, to date, these factors have not had a significant adverse impact on our results of operations, we cannot assure that there will not be such an impact. Furthermore, while we may adopt measures to reduce the impact of losses resulting from volatile currencies and other risks of doing business abroad, we cannot assure that such measures will be adequate.

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

NEL currently benefits from tax holidays in Singapore and Indonesia. In the event the acquisition of NEL is completed, it is possible that the tax holidays will be terminated or modified or that future tax holidays will not be granted, in each case as a result of the acquisition transaction or otherwise, and that the effective income tax rate for NEL's business would likely increase as a result thereof.

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

As of August 31, 2000, the majority of the foreign currency hedging contracts were scheduled to mature in less than three months and there were no material deferred gains or losses. In addition, our international operations in some instances act as a natural hedge because both operating expenses and a portion of sales are denominated in local currency. In these instances, including our current experience involving the devaluation of the Brazilian real, although an unfavorable change in the exchange rate of a foreign currency against the U.S. dollar will result in lower sales when translated to U.S. dollars, operating expenses will also be lower in these circumstances. Also, since less than 12% of our net sales are denominated in currencies other than U.S. dollar, we do not believe out total exposure to be significant.

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

WE ARE EXPOSED TO INTEREST RATE FLUCTUATIONS.

The primary objective of our investment activities is to preserve principal, while at the same time, maximize yields without significantly increasing risk. To achieve this objective, we maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including both government and corporate obligations, certificates of deposit and money market funds. As of August 31, 2000, approximately 78% of our total portfolio was scheduled to mature in less than six months. In addition, our investments are diversified and of relatively short maturity. A hypothetical 10% increase in interest rates would not have a material effect on our investment portfolios.
The following table presents the amounts of our cash equivalents and short-term investments that are subject to interest rate risk by calendar year of expected maturity and weighted average interest rates as of August 31, 2000:

                                      2001             2002              2003              TOTAL          FAIR VALUE
                                   ---------         ---------         ---------         ---------        ----------
                                                               (amounts in millions)
Cash equivalents and short-
  term investments                 $ 1,365.5         $   107.0         $    13.9         $ 1,486.4        $ 1,486.4
Average interest rate                   6.59%             6.13%             6.26%

We have entered into an interest rate swap transaction under which we pay a fixed rate of interest hedging against the variable interest rates implicit in the rent charged by the lessor for the facility lease at Milpitas, California. The interest rate swap expires in the year 2002, which coincides with the maturity date of the lease term. As we intend to hold the interest rate swap until the maturity date, we are not subject to market risk. In fact, such interest rate swap has fixed the interest rate for the facility lease, thus reducing interest rate risk.

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

WE MAY NOT BE ABLE TO ADEQUATELY PROTECT OR ENFORCE OUR INTELLECTUAL PROPERTY RIGHTS; AND WE COULD BECOME INVOLVED IN INTELLECTUAL PROPERTY DISPUTES.

Our ability to effectively compete may be affected by our ability to protect our proprietary information. We hold a number of patents and other license rights. These patent and license rights may not provide meaningful protection for our manufacturing processes and equipment innovations. On June 23, 1999, we were served, along with 87 other companies including SMART, as a defendant in a lawsuit brought by the Lemelson Medical, Education & Research Foundation. The lawsuit alleges that we have infringed certain of the plaintiff's patents relating to machine vision and bar code technology. We believe we have meritorious defenses to these allegations and do not expect that this litigation will result in a material impact on our financial condition or results of operations. In the semiconductor, computer, telecommunications and networking industries, companies receive notices from time to time alleging infringement of patents, copyrights, or other intellectual property rights, and litigation sometimes arises out of such notices. For example, in January of this year, SMART filed a lawsuit seeking to have declared invalid, and/or not infringed, three patents purportedly applicable to industry standard memory products, including those manufactured by SMART and the other manufacturers of these industry standard memory products. The owner of these patents brought a cross-complaint alleging patent infringement against SMART, and has also brought suit against several other memory product manufacturers alleging infringement of the three patents. We believe that SMART's memory products do not infringe any valid claims of any of the three patents at issue. Moreover, we have been and may from time to time continue to be notified of claims that we may be infringing patents, copyrights or other intellectual property rights owned by other third parties. The current litigation or any other litigation could result in substantial costs and diversion of resources and could have a material adverse effect on our business, financial condition and results of operations. In the future, third parties may assert infringement claims against us or our customers. In the event of an infringement claim, we may be required to spend a significant amount of money to develop a non-infringing alternative or to obtain licenses. We may not be successful in developing such an alternative or obtaining a license on reasonable terms, if at all. In addition, any such litigation could be lengthy and costly and could harm our financial condition.

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

FOREIGN CURRENCY EXCHANGE RATES RISK

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

As of August 31, 2000, the majority of the foreign currency hedging contracts were scheduled to mature in less than three months and there were no material deferred gains or losses. In addition, our international operations in some instances act as a natural hedge because both operating expenses and a portion of sales are denominated in local currency. In these instances, including our current experience involving the devaluation of the Brazilian real, although an unfavorable change in the exchange rate of a foreign currency against the U.S. dollar will result in lower sales when translated to U.S. dollars, operating expenses will also be lower in these circumstances. Also, since less than 12% of Solectron's net sales are denominated in currencies other than the U.S. dollar, we do not believe our total exposure to be significant.

We have currency exposures arising from both sales and purchases denominated in currencies other than the functional currency of Solectron sites. Fluctuations in the rate of exchange between the currency of the exposure and the functional currency of the Solectron site could seriously harm our business, operating results and financial condition. For example, if there is an increase in the rate at which a foreign currency is exchanged for U.S. dollars, it will require more of the foreign currency to equal a specified amount of U.S. dollars than before the rate increase. In such cases, and if we price our products and services in the foreign currency, we will receive less in U.S. dollars than we did before the rate increase went into effect. If we price our products and services in U.S. dollars and competitors price their products in local currency, an increase in the relative strength of the U.S. dollar could result in our prices being not competitive in markets where business is transacted in the local currency.

INTEREST RATE RISK

The primary objective of our investment activities is to preserve principal, while at the same time, maximize yields without significantly increasing risk. To achieve this objective, we maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including both government and corporate obligations, certificates of deposit and money market funds. As of August 31, 2000, approximately 78% of our total portfolio was scheduled to mature in less than six months. See Note 2 of Notes to Consolidated Financial Statements.

The following table presents the amounts of our cash equivalents and short-term investments that are subject to interest rate risk by year of expected maturity and weighted average interest rates as of August 31, 2000:

                                         2001              2002              2003             TOTAL          FAIR VALUE
                                       --------         ---------         ----------        ---------        ----------
                                                                     (amounts in millions)
Cash equivalents and short-
  term investments                    $ 1,365.5         $   107.0         $    13.9         $ 1,486.4        $ 1,486.4
Average interest rate                      6.59%             6.13%             6.26%

We have entered into an interest rate swap transaction under which we pay a fixed rate of interest hedging against the variable interest rates implicit in the rent charged by the lessor for the facility lease at Milpitas, California. The interest rate swap expires in the year 2002, which coincides with the maturity date of the lease term. As we intend to hold the interest rate swap until the maturity date, we are not subject to market risk. In fact, such interest rate swap has fixed the interest rate for the facility lease, thus reducing interest rate risk.

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

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by item 8 of Form 10-K is presented here in the following order:

                                                                            Page
                                                                            -----
Unaudited Quarterly Financial Information                                    37

Consolidated Balance Sheets                                                  38
Consolidated Statements of Income                                            39
Consolidated Statements of Stockholders' Equity                              40
Consolidated Statements of Comprehensive Income                              41
Consolidated Statements of Cash Flows                                        42
Notes to Consolidated Financial Statements                                   44

Independent Auditors' Report                                                 65

Unaudited Quarterly Financial Information

For each fiscal quarter during the two fiscal years ended August 31, 2000 and August 31, 1999 (in millions, except percentages and per share data):

                                                   FIRST             SECOND             THIRD            FOURTH
                    2000                          QUARTER            QUARTER           QUARTER           QUARTER
                    ----                         ---------          ---------         ---------         ---------
Net sales                                        $ 2,834.6          $ 2,921.7         $ 3,645.0         $ 4,736.2
Gross profit                                     $   277.0          $   279.9         $   305.5         $   412.9
Gross margin                                           9.8%               9.6%              8.4%              8.7%
Operating income                                 $   155.3          $   135.7         $   170.2         $   243.0
Operating margin                                       5.5%               4.6%              4.7%              5.1%
Income before cumulative effect of
  change in accounting principle                 $   113.3          $    96.7         $   119.7         $   171.0
Cumulative effect of change in accounting
  principle, net of income tax benefit           $    (3.5)         $      --         $      --         $      --
                                                 ---------          ---------         ---------         ---------
Net income                                       $   109.8          $    96.7         $   119.7         $   171.0
                                                 =========          =========         =========         =========
Basic net income per share: (1)
  Income before cumulative effect of
    change in accounting principle               $    0.19          $    0.16         $    0.20         $    0.28
  Cumulative effect of change in
    accounting principle                         $   (0.01)         $      --         $      --         $      --
                                                 ---------          ---------         ---------         ---------
  Net income                                     $    0.18          $    0.16         $    0.20         $    0.28
                                                 =========          =========         =========         =========
Diluted net income per share: (1)
  Income before cumulative effect of
    change in accounting principle               $    0.18          $    0.16         $    0.19         $    0.27
  Cumulative effect of change in
    accounting principle                         $   (0.01)         $      --         $      --         $      --
                                                 ---------          ---------         ---------         ---------
  Net income                                     $    0.17          $    0.16         $    0.19         $    0.27
                                                 =========          =========         =========         =========

                   1999
                   ----
Net sales                                        $ 2,272.0          $ 2,249.3         $ 2,440.4         $ 2,707.5
Gross profit                                     $   211.7          $   216.9         $   240.8         $   266.9
Gross margin                                           9.3%               9.6%              9.9%              9.9%
Operating income                                 $   115.1          $   117.0         $   134.0         $   150.0
Operating margin                                       5.1%               5.2%              5.5%              5.5%
Net income                                       $    77.5          $    78.4         $    90.9         $   103.5
Basic net income
  per share(1)                                   $    0.15          $    0.15         $    0.16         $    0.18
Diluted net income
  per share(1)                                   $    0.14          $    0.14         $    0.16         $    0.17

(1)     Adjusted to reflect two-for-one stock splits through March 8, 2000.

                     SOLECTRON CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (In millions, except per share data)

                                                            AS OF AUGUST 31,
                                                      ---------------------------
                                                        2000              1999
                                                      ---------         ---------
ASSETS
Current assets:
    Cash and cash equivalents                         $ 1,475.5         $ 1,428.1
    Short-term investments                                958.6             453.6
    Accounts receivable, less allowances of
      $8.6 and $6.4, respectively                       2,146.3           1,282.5
    Inventories                                         3,787.3           1,197.0
    Prepaid expenses and other current assets             260.5             121.2
                                                      ---------         ---------
         Total current assets                           8,628.2           4,482.4
Net property and equipment                              1,080.4             723.8
Other assets                                              667.0             214.3
                                                      ---------         ---------
         Total assets                                 $10,375.6         $ 5,420.5
                                                      =========         =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Short-term debt                                   $    69.2         $    46.9
    Accounts payable                                    2,694.1           1,050.4
    Accrued employee compensation                         179.8             103.7
    Accrued expenses                                      262.5              46.6
    Other current liabilities                              11.2              72.1
                                                      ---------         ---------
          Total current liabilities                     3,216.8           1,319.7
Long-term debt                                          3,319.5             922.7
Other long-term liabilities                                37.2              11.2
                                                      ---------         ---------
    Total liabilities                                   6,573.5           2,253.6
                                                      ---------         ---------

Stockholders' equity:
    Preferred stock, $.001 par value; 1.2
      shares authorized; no shares issued                    --                --
    Common stock, $.001 par value; 800.0
      shares authorized; 605.0 and 594.1
      shares issued and outstanding,
      respectively, adjusted for stock split                0.6               0.6
    Additional paid-in capital                          2,259.1           2,081.4
    Retained earnings                                   1,656.8           1,172.8
    Accumulated other comprehensive losses               (114.4)            (87.9)
                                                      ---------         ---------
         Total stockholders' equity                     3,802.1           3,166.9
                                                      ---------         ---------
    Total liabilities and stockholders' equity        $10,375.6         $ 5,420.5
                                                      =========         =========

See accompanying notes to consolidated financial statements.

                     SOLECTRON CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                      (In millions, except per share data)

                                                      YEARS ENDED AUGUST 31,
                                           --------------------------------------------
                                              2000             1999             1998
                                           ----------       ----------       ----------
Net sales                                  $ 14,137.5       $  9,669.2       $  6,102.2
Cost of sales                                12,862.2          8,732.9          5,435.6
                                           ----------       ----------       ----------
Gross profit                                  1,275.3            936.3            666.6
Operating expenses:
  Selling, general and administrative           472.4            379.7            268.1
  Research and development                       60.8             40.5             29.9
  Acquisition and restructuring costs            37.9               --               --
                                           ----------       ----------       ----------
Operating income                                704.2            516.1            368.6
Interest income                                 106.9             36.7             32.3
Interest expense                                (71.6)           (38.3)           (25.4)
                                           ----------       ----------       ----------
Income before income taxes and                  739.5            514.5            375.5
cumulative effect of change in
accounting principle
Income taxes                                    238.8            164.2            124.2
                                           ----------       ----------       ----------
Income before cumulative effect of              500.7            350.3            251.3
change in accounting principle
Cumulative effect of change in                   (3.5)              --               --
 accounting principle
                                           ----------       ----------       ----------
Net income                                 $    497.2       $    350.3       $    251.3
                                           ==========       ==========       ==========
Basic net income per share:
  Income before cumulative effect of
    change in accounting principle         $     0.84       $     0.65       $     0.49
  Cumulative effect of change in
    accounting principle                        (0.01)              --               --
                                           ----------       ----------       ----------
      Net income per share                 $     0.83       $     0.65       $     0.49
                                           ==========       ==========       ==========
Diluted net income per share:
  Income before cumulative effect of
    change in accounting principle         $     0.80       $     0.61       $     0.47
  Cumulative effect of change in
    accounting principle                           --               --               --
                                           ----------       ----------       ----------
      Net income per share                 $     0.80       $     0.61       $     0.47
                                           ==========       ==========       ==========
Weighted average number of shares:
  Basic                                         599.4            542.6            510.1
  Diluted                                       623.5            579.0            556.6


See accompanying notes to consolidated financial statements.

                     SOLECTRON CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                  (In millions)

                                                                                                       ACCUMULATED
                                                     COMMON STOCK          ADDITIONAL                     OTHER            TOTAL
                                                ----------------------      PAID-IN       RETAINED    COMPREHENSIVE    STOCKHOLDERS'
                                                 SHARES        AMOUNT       CAPITAL       EARNINGS    INCOME (LOSSES)     EQUITY
                                                --------      --------     ----------     --------    ---------------  -------------
Balances as of August 31, 1997                     503.1      $    0.5      $  586.3      $  574.0       $  (10.6)       $1,150.2
Net income                                                                                   251.3                          251.3
Foreign currency translation                                                                                  2.4             2.4
Stock issued under stock option and
   employee purchase plans                          15.4           0.1          54.2                                         54.3
Issuance of common stock, net                        1.9                        15.7                                         15.7
Repayment of shareholder note receivable             0.1                         0.1                                          0.1
Cash dividends                                                                                (0.9)                          (0.9)
Repurchase of common stock                          (0.6)                       (9.2)                                        (9.2)
Tax benefit associated with exercise of
   stock options                                                                11.5                                         11.5
                                                --------      --------      --------      --------       --------        --------
Balances as of August 31, 1998                     519.9           0.6         658.6         824.4           (8.2)        1,475.4
Net income                                                                                   350.3                          350.3
Foreign currency translation                                                                                (78.6)          (78.6)
Unrealized loss on investments                                                                               (1.1)           (1.1)
Stock issued under stock option and
   employee purchase plans                          12.7                        81.5                                         81.5
Conversion of long-term debt, net                   27.2                       225.3                                        225.3
Issuance of common stock, net of
   issuance costs of $32.5                          34.2                     1,069.9                                      1,069.9
Stock issued in business combinations                0.5                        17.8                                         17.8
Cash dividends                                                                                (1.9)                          (1.9)
Repurchase of common stock                          (0.4)                       (7.1)                                        (7.1)
Tax benefit associated with exercise of
   stock options                                                                35.4                                         35.4
                                                --------      --------      --------      --------       --------        --------
Balances as of August 31, 1999                     594.1           0.6       2,081.4       1,172.8          (87.9)        3,166.9
Net income                                                                                   497.2                          497.2
Adjustment to conform fiscal year ends of
   pooled acquisitions                                                                       (11.8)                         (11.8)
Foreign currency translation                                                                                (32.8)          (32.8)
Unrealized gain on investments                                                                                6.3             6.3
Stock issued under stock option and
   employee purchase plans                          10.3                       109.0                                        109.0
Stock issued in business combinations                0.2                         6.4                                          6.4
Cancellation of shares                                                          (9.0)                                        (9.0)
Issuance of common stock                              .4                        11.2                                         11.2
Cash dividends                                                                                (1.4)                          (1.4)
Tax benefit associated with exercise of
   stock options                                                                60.1                                         60.1
                                                --------      --------      --------      --------       --------        --------
Balances as of August 31, 2000                     605.0      $    0.6      $2,259.1      $1,656.8       $ (114.4)       $3,802.1
                                                ========      ========      ========      ========       ========        ========

See accompanying notes to consolidated financial statements.

                     SOLECTRON CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                  (In millions)

                                                              YEARS ENDED AUGUST 31,
                                                     ---------------------------------------
                                                      2000            1999            1998
                                                     -------         -------         -------
Net income                                           $ 497.2         $ 350.3         $ 251.3
Other comprehensive income (loss):
Foreign currency translation adjustments,
  net of income tax benefit of $15.9 in
  2000 and $0.4 in 1999                                (32.8)          (78.6)            2.4
Unrealized gain (loss) on investments, net of
  income tax expense of $3.8 in 2000 and
  income tax benefit of $0.6 in 1999                     6.3            (1.1)             --
                                                     -------         -------         -------

Comprehensive income                                 $ 470.7         $ 270.6         $ 253.7
                                                     =======         =======         =======

-----------

Accumulated foreign currency translation losses were $119.6 million at August 31, 2000, $86.8 million at August 31, 1999, and $8.2 million at August 31, 1998. For fiscal year 2000, the foreign currency translation loss primarily resulted from unrealized losses on dollar-denominated debt held by the Company's Brazilian subsidiary. Most of Solectron's remaining foreign currency translation adjustment amounts relate to investments which are permanent in nature. To the extent that such amounts relate to investments which are permanent in nature, no adjustment for income taxes is made. Accumulated unrealized gain (loss) on investments was $5.2 million at August 31, 2000 and ($1.1) million at August 31, 1999.



See accompanying notes to consolidated financial statements.

                     SOLECTRON CORPORATION AND SUBSIDIARIES
               SUPPLEMENTAL CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (In millions)

                                                                 YEARS ENDED AUGUST 31,
                                                       ------------------------------------------
                                                         2000             1999             1998
                                                       --------         --------         --------
Cash flows from operating Activities:
  Net income                                           $  497.2         $  350.3         $  251.3
  Adjustments to reconcile net
   income to net cash provided by
   (used in) operating activities:
    Depreciation and amortization                         251.4            200.4            134.6
    Non-cash interest expense                              52.5             18.5               --
    Tax benefit associated with the
       exercise of stock options                           60.1             35.4             11.5
    Adjustment to conform fiscal year ends
       of pooled acquisitions                             (11.8)              --               --
    Cumulative effect of change in accounting
       principle for start-up costs                         3.5               --               --
    Gain on disposal of fixed assets                       (8.7)            (4.6)            (2.3)
    Other                                                  20.9              5.5             (0.6)
    Changes in operating assets
     and liabilities:
      Accounts receivable                                (934.1)          (505.2)          (271.2)
      Inventories                                      (2,096.0)          (329.7)          (165.2)
      Prepaid expenses and other
         current assets                                  (102.9)            16.2            (38.7)
      Accounts payable                                  1,710.7            294.8            248.8
      Accrued expenses and other
        current liabilities                               214.5             15.0             44.1
                                                       --------         --------         --------
Net cash (used in) provided by
  Operating activities                                   (342.7)            96.6            212.3
                                                       --------         --------         --------
Cash flows from investing activities:
  Purchases and sales of short-term investments           982.0           (598.0)          (244.9)
  Purchases and sales and maturities of
     short-term investments                            (1,498.6)           327.8            358.1
  Acquisition of manufacturing
     locations and assets                              (1,097.9)          (164.2)          (204.0)
  Capital expenditures                                   (506.0)          (449.4)          (279.1)
  Proceeds from sales of fixed
    assets                                                 88.9             41.7             60.4
  Other                                                   (35.1)           (32.0)           (15.6)
                                                       --------         --------         --------
Net cash used in investing activities                  (2,066.7)          (874.1)          (325.1)
                                                       --------         --------         --------


(continued)

                     SOLECTRON CORPORATION AND SUBSIDIARIES
         SUPPLEMENTAL CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                                  (In millions)

                                                               YEARS ENDED AUGUST 31,
                                                    ------------------------------------------
                                                      2000             1999             1998
                                                    --------         --------         --------
Cash flows from financing activities:
  Net proceeds from bank lines of credit                16.9             22.1             22.8
  Proceeds from issuance of
   long-term debt                                    2,296.3            729.4             (0.9)
  Repayment of long-term debt                           (0.8)              --               --
  Repurchase of common stock                              --             (7.1)            (9.2)
  Proceeds from exercise of stock
   options                                             121.9             81.5             54.3
  Net proceeds from issuance of
   common stock                                         11.2          1,069.9             15.7
  Dividends paid                                        (1.4)            (1.4)            (0.4)
  Other                                                 29.9             (0.4)            (2.2)
Net cash provided by financing
                                                    --------         --------         --------
  activities                                         2,474.0          1,894.0             80.1
                                                    --------         --------         --------
Effect of exchange rate changes on
  cash and cash equivalents                             (6.5)             5.2              1.7
                                                    --------         --------         --------
Net increase (decrease) in cash
  and cash equivalents                                  58.1          1,121.7            (31.0)
Cash and cash equivalents at
  beginning of year (1)                              1,417.4            306.4            337.4
                                                    --------         --------         --------
Cash and cash equivalents at
  end of year                                       $1,475.5         $1,428.1         $  306.4
                                                    ========         ========         ========
Cash paid:
  Interest                                          $   17.6         $   27.7         $   25.7
  Income taxes                                      $  135.7         $  114.5         $   93.7
Non cash investing and financing activities:
  Issuance of common stock upon
   conversion of long-term debt, net                $     --         $  225.4         $     --
  Issuance of common stock for
   business combination, net
   of cash acquired                                 $    6.4         $   14.7         $     --



(1) Adjusted fiscal 2000 beginning cash and cash equivalent balance to conform fiscal year ends of pooled acquisitions.

                     SOLECTRON CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation: The accompanying consolidated financial statements include the accounts of Solectron and its subsidiaries after elimination of intercompany accounts and transactions.

On November 30, 1999, Solectron completed its acquisition of SMART. Under the terms of the agreement, each share of SMART common stock was exchanged for 0.51 of a share of Solectron common stock. Solectron issued approximately 47.6 million shares of Solectron common stock for the outstanding common stock of SMART and assumed all stock options held by SMART employees. The acquisition was accounted for as a pooling of interests. Accordingly, the Company's historical financial statements have been restated retroactively to include the financial results of SMART. SMART's fiscal years ended October 31, 1999 and 1998 have been combined with Solectron's results of operations for the years ended August 31, 1999 and 1998, respectively. In addition, SMART's balance sheet as of October 31, 1999 has been combined with Solectron's balance sheet as of August 31, 1999. Since the results of operations for the two month period ended October 31, 1999 for SMART have been included in fiscal 1999 and fiscal 2000 consolidated statements of income, such results have been adjusted for in retained earnings. SMART changed its fiscal year end to coincide with Solectron's beginning in fiscal 2000.

On April 28, 2000, Solectron completed its acquisition of AMERICOM, a privately held corporation. Solectron issued approximately 1.8 million shares of its common stock in exchange for all outstanding common stock of AMERICOM and to extinguish obligations under the stock appreciation rights plan of AMERICOM. On July 14, 2000, Solectron completed the acquisition of Bluegum, an electronics contract manufacturer in Australia. Solectron issued approximately 2.3 million shares of its common stock in exchange for all outstanding common shares and stock options of Bluegum. Both transactions were accounted for as a pooling of interests. Accordingly, Solectron's historical financial statements have been restated retroactively to include the financial results of AMERICOM and Bluegum. Both AMERICOM and Bluegum had fiscal years different than Solectron's. AMERICOM's fiscal year was from January 1 to December 31 and Bluegum's was from July 1 to June 30. AMERICOM's results of operations for the years ended December 31, 1999, and 1998 together with Bluegum's results of operations for the years ended June 30, 1999 and 1998 have been combined with Solectron's results of operations for the years ended August 31, 1999, and 1998, respectively. AMERICOM's balance sheets as of December 31, 1999 together with Bluegum's balance sheets as of June 30, 1999 have been combined with Solectron's balance sheets as of August 31, 1999, respectively. Both AMERICOM and Bluegum changed their fiscal year ends to coincide with Solectron's beginning in fiscal 2000. Retained earnings and additional paid-in capital have been adjusted to conform their year ends with Solectron's.

Restated financial information includes certain adjustments for the elimination of net sales and cost of sales related to shipments by Solectron to Bluegum, shipments by SMART to Solectron, as well as for certain reclassifications made to SMART's, AMERICOM's and Bluegum's financial statements to conform with Solectron's financial statement presentation. There were no adjustments necessary to conform the accounting policies of the combining companies.

The results of operations previously reported by the separate enterprises and the combined amounts presented in the accompanying consolidated financial statements are summarized below:

                                        YEARS ENDED AUGUST 31,
                           ---------------------------------------------
                              2000              1999              1998
                           ---------         ---------         ---------
                                           (IN MILLIONS)
Net sales
  Solectron                $13,786.5         $ 8,391.4         $ 5,288.3
  SMART *                      280.4             995.9             714.6
  AMERICOM *                    53.5              63.7              36.7
  Bluegum *                    156.1             247.2              87.2
  Eliminations                (139.0)            (29.0)            (24.6)
                           ---------         ---------         ---------
                           $14,137.5         $ 9,669.2         $ 6,102.2
                           =========         =========         =========

Net income
  Solectron                $   497.0         $   294.0         $   198.8
  SMART *                       12.2              53.5              51.5
  AMERICOM *                    (2.8)              2.8               1.8
  Bluegum *                     (8.4)               --              (0.5)
  Eliminations                  (0.8)               --              (0.3)
                           ---------         ---------         ---------
                           $   497.2         $   350.3         $   251.3
                           =========         =========         =========


* Represents the net sales and net income for each of the separate companies prior to the consummation of the acquisitions. The acquisitions were consummated as follows: SMART on November 30, 1999, AMERICOM on April 28, 2000 and Bluegum on July 14, 2000. Results subsequent to the acquisition were included with Solectron.

No adjustments were necessary to conform accounting policies of the combined entities.

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

Investments in debt securities are classified as available-for-sale securities. Such investments are recorded at fair value as determined from quoted market prices, and the cost of securities sold is determined based on the specific identification method. If material, unrealized gains or losses are reported as a component of comprehensive income or loss, net of related tax effect.

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

Machinery and equipment                  2 - 5 years
Furniture and fixtures                   3 - 5 years
Leasehold improvements                   Lease term
Buildings*                               15-20 years

* Useful lives for buildings in China, Australia, and both Scotland and Mexico are 30 years, 40 years and 50 years, respectively.

Other Assets: Other assets consist of intangible assets, including intellectual property rights, goodwill and debt issuance costs. Intangible assets are amortized using the straight-line method, over the expected life of the asset - ten years for intellectual property rights and goodwill. Debt issuance costs related to the zero-coupon convertible senior notes which are amortized using the effective interest method over seven years. Debt issuance costs related to the 7 3/8% senior notes are amortized using the straight-line method, which does not differ materially from the effective interest method, over the debt term of ten years.

Impairment of Long-Lived Assets: Solectron reviews property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An asset is considered impaired if its carrying amount (including the unamortized portion of goodwill allocated to the asset) exceeds the future net cash flow the asset is expected to generate. If such asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset, including the allocated goodwill, if any, exceeds its fair market value. Solectron assesses the recoverability of enterprise-level goodwill by determining whether the unamortized goodwill balance can be recovered through undiscounted future net cash flows of the acquired operation. The amount of enterprise-level goodwill impairment, if any, is measured based on projected discounted future net cash flows using a discount rate reflecting the Company's average cost of funds.

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

Net Income Per Share: Basic net income per share is calculated using the weighted-average number of common shares outstanding during the period. Diluted net income per share is calculated using the weighted-average number of common shares plus dilutive potential common shares outstanding during the period. Potential common shares consist of stock options that are computed using the treasury stock method and shares issuable upon conversion of Solectron's outstanding convertible notes computed using the as-if-converted method. Share and per-share data presented reflect the two-for-one stock splits effective through March 8, 2000.

Revenue Recognition: Solectron recognizes revenue upon shipment of product to its customers.

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

Year End: Solectron's financial reporting year ends on the last Friday in August. Fiscal years 2000, 1999 and 1998 each contained 52 weeks. For purposes of presentation in the accompanying financial statements and notes, Solectron has indicated its accounting years as ending on August 31.

Solectron's subsidiaries, Solectron Texas, Inc. (Texas) and Solectron Brasil, Ltda. (Brazil), report their results one month in arrears. Solectron's consolidated financial position as of August 31, 2000, 1999 and 1998, include the financial position of the Texas and Brazil operations as of July 31, 2000, 1999 and 1998. Similarly, Solectron's consolidated results of operations and cash flows for the years ended August 31, 2000, 1999 and 1998, include the results of operations and cash flows of the Texas and Brazil operations for the twelve-month periods ended July 31, 2000, 1999 and 1998.

In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." As amended by SFAS No. 137 and 138, SFAS No. 133 establishes methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities. Solectron anticipates that the adoption of SFAS No. 133 will not have a material impact on its financial position, results of operations or cash flows. Solectron will adopt SFAS No. 133 in its first fiscal quarter of 2001.

In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements," which provides guidance related to revenue recognition based on interpretations and practices followed by the SEC and was effective the first fiscal quarter of fiscal years beginning after December 15, 1999 and requires companies to report any changes in revenue recognition as a cumulative change in accounting principle at the time of implementation in accordance with Accounting Principles Board opinion 20, "Accounting Changes." Subsequently, SAB No.101A and 101B were issued to delay the implementation of SAB No. 101. It will be effective for Solectron in the Company's fourth quarter of fiscal 2001. Solectron is currently evaluating the impact, if any, SAB No. 101 will have on its financial position or results of operations.

In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, an interpretation of Accounting Principles Board (APB) Opinion No. 25, Stock Issued to Employees. Interpretation No. 44 clarifies the application of APB No. 25 for the definition of an employee for purposes of applying APB No. 25, the criteria for determining whether a plan qualifies as a noncompensatory plan, the accounting consequence of various modifications to the terms of a previously fixed stock option or award and the accounting for an exchange of stock compensation awards in a business combination. The interpretation was adopted by Solectron effective July 1, 2000, but certain conclusions cover specific events that occur after either December 15, 1998 or January 12, 2000. This interpretation did not have a material impact on the Company's consolidated financial statements.

Solectron adopted the American Institute of Certified Public Accountants' Statement of Position No. 98-5, Reporting on the Costs of Start-up Activities, on September 1, 1999. This statement required that costs of start-up activities and organizational costs be expensed as incurred. The cumulative effect of this accounting change on years prior to fiscal 2000 was a charge of $3.5 million (net of $1.6 million income tax effect), or $.01 per common share, that was reflected in the first quarter of fiscal 2000. Pro forma information is not presented as the change did not have a material impact on any individual year prior to fiscal 2000.

NOTE 2. CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

Cash, cash equivalents and short-term investments as of August 31, 2000, and 1999, consisted of the following:

                                   CASH AND
                                     CASH       SHORT-TERM
                                  EQUIVALENTS   INVESTMENTS
                                  -----------   -----------
                                        (IN MILLIONS)
2000
--------
Cash                              $  439.6        $     --
Money market funds                   428.0              --
Certificates of deposit               19.7            60.4
Market auction securities               --            15.5
U.S. government securities            26.3           158.7
Corporate obligations                485.0           697.9
Other                                 76.9            26.1
                                  --------        --------
   Total                          $1,475.5        $  958.6
                                  ========        ========


1999
--------
Cash                              $  229.6        $     --
Money market funds                   119.7             0.7
Certificates of deposit               55.1            38.8
Market auction securities             33.5            39.1
U.S. government securities           603.9           274.4
Corporate obligations                313.9           100.6
Other                                 72.4              --
                                  --------        --------
   Total                          $1,428.1        $  453.6
                                  ========        ========



Short-term investments are carried at fair market value, which approximates cost. Realized and unrealized gains and losses for the fiscal years ended August 31, 2000 and 1999 were not material. As of August 31, 2000, approximately 92% of Solectron's cash and cash equivalents and short-term investments mature in one year or less, with the remainder maturing in less than two years.

NOTE 3. INVENTORIES

Inventories as of August 31, 2000 and 1999, consisted of:

                         2000            1999
                       --------        --------
                             (IN MILLIONS)
Raw materials          $3,043.0        $  862.9
Work-in-process           558.9           237.6
Finished goods            185.4            96.5
                       --------        --------
   Total               $3,787.3        $1,197.0
                       ========        ========



NOTE 4. PROPERTY AND EQUIPMENT

Property and equipment as of August 31, 2000 and 1999, consisted of:

                                         2000            1999
                                       --------        --------
                                             (IN MILLIONS)
Land                                   $   40.3        $   24.8
Buildings and improvements                243.0           142.8
Leasehold improvements                    102.2            61.8
Factory equipment                       1,033.4           749.9
Computer equipment and software           195.5           168.9
Furniture, fixtures and other             109.6            48.9
Construction-in-process                   125.8            94.0
                                       --------        --------
                                        1,849.8         1,291.1
Less accumulated depreciation
  and amortization                        769.4           567.3
                                       --------        --------
Net property and equipment             $1,080.4        $  723.8
                                       ========        ========



NOTE 5. LINES OF CREDIT

Solectron has available a $100 million unsecured multicurrency revolving line of credit that expires April 30, 2002. Borrowings under the credit facility bear interest, at Solectron's option, at either the bank's prime rate, the London interbank offering rate (LIBOR) plus a margin, or the bank's certificate of deposit (CD) rate plus a margin. The margin under the LIBOR or CD rate options will vary depending on Solectron's Standard & Poor's Corporation and/or Moody's Investor Services, Inc. rating for its long-term senior unsecured debt. This margin was 0.4% at August 31, 2000. Under the credit agreement, the Company must meet certain financial covenants. As of August 31, 2000 and 1999, there were no borrowings outstanding under this line of credit.

As of August 31, 2000 Solectron also had approximately $91 million and $174 million, respectively, in committed and uncommitted foreign lines of credit and other bank facilities. Borrowings were payable on demand. The interest rates ranged from the bank's prime lending rate to the bank's prime rate plus 2.0%. As of August 31, 2000, borrowings and guaranteed amounts under committed and uncommitted foreign lines of credit were $38 million and $58 million, respectively. The weighted-average interest rate was 5.4% for committed and 5.9% for uncommitted foreign lines of credit. Under these lines of credit agreements, the Company must meet certain financial covenants. As of August 31, 2000, Solectron was in compliance with all of its line of credit financial covenants.

NOTE 6. LONG-TERM DEBT

Long-term debt at August 31, 2000 and 1999, consisted of (in millions):

                                                  2000            1999
                                                --------        --------
                                                     (IN MILLIONS)
Zero coupon convertible senior notes
  Due 2020, face value $4,025.0,
  Fair value of $2,648.9 in 2000                $2,350.5        $     --
Zero coupon convertible senior notes
  Due 2019, face value $1,656.0,
  Fair value of $1,195.8 in 2000
  and $1,029.9 in 1999                             798.5           767.6
7 3/8% senior notes due 2006, face value
  $150.0, fair value of $146.9 in 2000
  and $143.8 in 1999                               149.8           149.8
Other, fair value of $20.7 in 2000 and
  $5.3 in 1999                                      20.7             5.3

                                                --------        --------
 Total long-term debt                           $3,319.5        $  922.7
                                                ========        ========



In May 2000, Solectron issued 4,025,000 zero-coupon convertible senior notes at an issue price of $579.12 per note, which resulted in gross proceeds to Solectron of approximately $2.3 billion under an effective registration statement filed with the Securities and Exchange Commission. These notes are unsecured and unsubordinated indebtedness of Solectron with a maturity value aggregating $4.025 billion. There will be no interest payment by Solectron prior to maturity. Each note has a yield of 2.75% with a maturity value of $1,000 on May 8, 2020. Solectron is amortizing the issue discount using the effective interest method over the term of the notes. Each note is convertible at any time by the holder at a conversion rate of 12.3309 shares per note. Holders may require Solectron to purchase all or a portion of their notes on May 8, 2003 and May 8, 2010, at a price of $628.57 and $761.00 per note, respectively. Also, each holder may require Solectron to repurchase all or a portion of such holder's notes upon a change in control of the Company occurring on or before May 8, 2003. Solectron, at its option, may redeem all or a portion of the notes at any time on or after May 8, 2003.

In January 1999, Solectron issued 1,656,000 zero coupon convertible senior notes to qualified institutional investors in a private placement at an issue price of $452.89 per note which resulted in gross proceeds of approximately $750 million. These notes are unsecured and unsubordinated indebtedness with a maturity value aggregating $1.656 billion. There will be no interest payment prior to maturity. Each note has a yield of 4% with a maturity value of $1,000 on January 27, 2019. Solectron is amortizing the issue discount using the effective interest method over the term of the notes. Each note is convertible at any time by the holder at a conversion rate of 14.944 shares per note, adjusted for the two-for-one stock splits effective through March 8, 2000. Holders may require Solectron to purchase all or a portion of their notes on January 27, 2002, and January 27, 2009, at a price of $510.03 and $672.97 per note, respectively. Also, each holder may require Solectron to repurchase all or a portion of such holder's notes upon a change in control of Solectron occurring on or before January 27, 2002. Solectron, at its option, may redeem all or a portion of the notes at any time on or after January 27, 2003. In addition, Solectron filed with the Securities Exchange Commission a registration statement for resales of the notes and the common stock issuable upon conversion. Such registration statement was declared effective in June 1999.

In March 1996, Solectron issued $150 million aggregate principal amount of senior notes. These notes are in denominations of and have a maturity value of $1,000 each and are due on March 1, 2006. Interest is payable semiannually at a rate of 7-3/8% per annum. The notes may not be redeemed prior to maturity.

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

Derivatives

Solectron enters into forward exchange contracts to hedge foreign currency exposures on a continuing basis for periods consistent with its committed exposures. These transactions generally do not expose Solectron to risk of accounting loss because gains and losses on these contracts offset losses and gains on the assets, liabilities and transactions being hedged. The counterparties to these contracts expose Solectron to credit related losses in the event of nonperformance. However, the counterparties to these contracts are substantial and creditworthy multinational commercial banks. The risk of counterparty nonperformance associated with these contracts is remote. Since these contracts generally have maturities of less than three months, the amounts of unrealized gains and losses are immaterial. Foreign currency forward exchange contracts outstanding totaled $187.3 million at the end of fiscal year 2000 and $66.0 million at the end of fiscal year 1999. These contracts were originated by Solectron's international subsidiaries primarily for the purchase and sale of European currencies, U.S. dollar, Malaysian ringgit and Japanese yen to mitigate foreign currency exposures.

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

NOTE 8. COMMITMENTS AND CONTINGENCIES

Solectron leases various facilities under operating lease agreements. The facility leases outstanding as of August 31, 2000 expire at various dates through 2004. All such leases require Solectron to pay property taxes, insurance and normal maintenance costs. Payments of some leases are periodically adjusted based on LIBOR rates. Certain leases for Solectron's facilities, including Fremont, Milpitas and San Jose, California; Everett, Washington; Suwanee, Georgia; and Columbia, South Carolina, provide Solectron with an option at the end of the lease term of either acquiring the property at its original cost or arranging for the property to be acquired. For these leases, Solectron is contingently liable under a first loss clause for a decline in market value of such leased facilities up to 85% of the original costs, or approximately $178.5 million in total as of August 31, 2000, in the event Solectron does not purchase the properties or reach an agreement with the lessor to extend the lease at the end of the respective lease terms. Under such agreements, the Company must also maintain compliance with financial covenants similar to its credit facilities. As of August 31, 2000, Solectron was in compliance with all of its lease facility financial covenants.

In addition, Solectron periodically enters into lease arrangements with third-party leasing companies under which it sells fixed assets and leases them back from the leasing companies. Solectron is accounting for these leases as operating leases.

Future minimum payments related to lease obligations, including the $178.5 million contingent liability discussed above, are $126.7 million, $209.7 million, $213.7 million $133.1 million and $19.5 million in each of the years in the five-year period ending August 31, 2005, and $1.9 million for periods after that date. Rent expense was $98.9 million, $89.3 million and $35.9 million for the years ended August 31, 2000, 1999 and 1998, respectively.

SMART, a wholly owned subsidiary of Solectron Corporation, and certain of SMART's ex-officers and ex-directors have been named as defendants in six securities class action lawsuits filed in the United States District Court for the Northern District of California. The plaintiffs in the Federal Actions allege that defendants made material misrepresentations and omissions during the period from July 1, 1997 through May 21, 1998 in violation of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The Federal Actions were consolidated on October 9, 1998, and a consolidated complaint was filed on November 30, 1998 (the "Federal Complaint"). On November 2, 1999, defendants filed a motion to dismiss the Federal Complaint, and on September 13, 2000 the U.S. District Court entered an Order granting defendants' motion to dismiss the Federal Complaint and directing the plaintiffs to show cause, if any, why they should be permitted another opportunity to amend the Federal Complaint to try to cure its deficiencies. Rather than respond to the order to show cause, the plaintiffs have requested that the District Court dismiss the Federal Complaint "without prejudice". Defendants have requested that the Federal Complaint be dismissed "with prejudice" and will contend that such a dismissal is also dispositive of the State Complaint discussed below.

On October 22, 1998, a putative securities class action lawsuit, captioned Reagan v. SMART Modular Technologies, Inc., et al., Case No. H204162-5 (the "State Complaint") was filed against SMART and certain of ex-officers and ex-directors in the Superior Court of the State of California, County of Alameda. The State Complaint alleges violations of Sections 25400 and 25500 of the California Corporations Code and seeks unspecified damages on behalf of a purported class of purchasers of SMART common stock during the period from July 1, 1997 through May 21, 1998. The factual allegations of the State Complaint are nearly identical to the factual allegations contained within the Federal Complaint. On February 22, 1999, the Superior Court granted SMART's motion to stay the state action pending resolution of the federal action. In light of the anticipated final dismissal of the Federal Complaint, as discussed above, defendants anticipate that the plaintiffs will seek to have the stay of the state action lifted and to litigate their claims in State court. As noted above, defendants expect to request dismissal of the State Complaint on the basis of the dismissal of the nearly identical allegations of the Federal Complaint.

While the Company believes that all claims related to the state and federal securities actions are without merit and intends to continue to defend itself vigorously against these actions, it is still possible that an unfavorable outcome may result. The Company is unable to estimate the financial impact, if any, of these cases. Accordingly, no amounts have been accrued in the accompanying consolidated financial statements.

NOTE 9. RETIREMENT PLANS

Solectron has various retirement plans that cover a significant number of its eligible worldwide employees. The Company sponsors a 401(k) Plan to provide retirement benefits for its United States employees. This Plan provides for tax-deferred salary deductions for eligible employees. Employees may contribute between 1% to 15% of their annual compensation to this Plan, limited by an annual maximum amount as determined by the Internal Revenue Service. The Company also makes discretionary matching contributions, which vest immediately, as periodically determined by its Board of Directors. The Company's matching contributions to this Plan totaled $10.7 million, $8.3 million and $4.5 million in fiscal 2000, 1999 and 1998, respectively. In addition, certain of the Company's non-United States employees are covered by various defined benefit and defined contribution plans. Solectron's expense for these plans totaled $9.6 million, $3.0 million and $.5 million in 2000, 1999 and 1998, respectively.

NOTE 10. INCOME TAXES

The components of income taxes for the fiscal years ended August 31, 2000, 1999 and 1998, were as follows (in millions):

                                   2000            1999            1998
                                 -------         -------         -------
                                              (IN MILLIONS)
Current:
     Federal                     $  96.0         $  81.6         $  90.1
     State                          23.4            15.2            16.4
     Foreign                        48.6            29.7            19.9
                                 -------         -------         -------
                                   168.0           126.5           126.4
                                 -------         -------         -------
Deferred:
     Federal                       (10.6)           (3.1)           (7.9)
     State                          (0.7)            1.4            (1.8)
     Foreign                        22.0             4.0            (4.0)
                                 -------         -------         -------
                                    10.7             2.3           (13.7)
                                 -------         -------         -------
Charge in lieu of taxes
     attributable to
     employee stock plans           60.1            35.4            11.5
                                 -------         -------         -------
             Total               $ 238.8         $ 164.2         $ 124.2
                                 =======         =======         =======



The overall effective income tax rate (expressed as a percentage of financial statement income before income taxes) varied from the United States statutory income tax rate for the fiscal years ended August 31, 2000, 1999 and 1998, as follows:

                                   2000           1999           1998
                                  ------         ------         ------
Federal tax rate                   35.0%          35.0%          35.0%
State income tax, net of
  federal tax benefit               2.7            2.9            3.2
Income of international
  subsidiaries taxed at
  different rates                   0.1            0.1           (1.0)
Tax holiday                        (7.4)          (5.9)          (5.6)
Tax credits                        (0.5)          (0.1)          (0.1)
Tax exempt interest income         (0.1)          (0.3)          (0.4)
FSC benefit                        (0.1)          (0.1)          (0.1)
Other                               2.6            0.3            2.1
                                   ----           ----           ----
Effective income tax rate          32.3%          31.9%          33.1%
                                   ====           ====           ====



The tax effects of temporary differences that gave rise to significant portions of deferred tax assets and liabilities as of August 31, 2000 and 1999, were as follows (in millions):

                                                2000            1999
                                              -------         -------
                                                    (IN MILLIONS)
Deferred tax assets:
  Accruals, allowances and reserves           $  19.3         $  19.3
  State income tax                                9.2             5.4
  Acquired intangible assets                      5.9             3.3
  Net undistributed profits of
    subsidiaries                                  3.8             2.8
  Plant and equipment                              --             4.0
  Net operating loss carryover                   83.6             8.0
  Other                                            --             5.2
                                              -------         -------
Total deferred tax assets                       121.8            48.0
                                              -------         -------
Deferred tax liabilities:
  Foreign inventories expensed for tax          (55.6)             --
  Depreciation                                   (4.0)           (3.3)
  Other                                         (21.8)           (2.7)
                                              -------         -------
Total deferred tax liabilities                  (81.4)           (6.0)
                                              -------         -------
Net deferred tax assets                       $  40.4         $  42.0
                                              =======         =======



Solectron has net operating losses in Mexico of approximately $142.9 million, which if not utilized, will expire beginning in 2007 through 2010. The Mexican net operating losses arise principally from the deduction of Mexican inventory costs for Mexican income tax purposes. Solectron also has net operating losses in Brazil of approximately $50.0 million, which will carry forward indefinitely until utilized. The Brazilian net operating losses arise principally from losses on nonfunctional currency debt. The tax benefit of these losses has been credited to the accumulated foreign currency translation account.

Based on Solectron's historical operating income, management believes it is more likely than not that the Company will realize the benefit of the deferred tax assets recorded. Accordingly, Solectron has not established any valuation allowance.

Worldwide income before income taxes for the fiscal years ended August 31, 2000, 1999 and 1998, consisted of the following (in millions):

                        2000           1999           1998
                      -------        -------        -------
                                  (IN MILLIONS)
U.S.                  $ 392.1        $ 349.7        $ 279.2
Non-U.S                 347.4          164.8           96.3
                      -------        -------        -------
         Total        $ 739.5        $ 514.5        $ 375.5
                      =======        =======        =======



Cumulative undistributed earnings of the international subsidiaries amounted to $672.8 million as of August 31, 2000, of which approximately $642.1 million is intended to be permanently reinvested. The amount of income tax liability that would result had such earnings been repatriated is estimated to be approximately $148.7 million.

Solectron has been granted a tax holiday for its Malaysian sites which is effective through January 31, 2002, subject to certain conditions. Solectron has also been granted various tax holidays in China, which are effective for various terms and are subject to certain conditions.

NOTE 11. STOCKHOLDERS' EQUITY

Issuance of Common Stock

In August 1999, Solectron sold, through an underwritten public offering, 34.1 million shares of common stock which generated net proceeds of approximately $1.1 billion.

Stock Repurchase

During fiscal 1999, SMART repurchased approximately 454,000 shares of its common stock in the open market at an average purchase price of $15.75 per share and a total cost of approximately $7.1 million. During fiscal 1998, SMART repurchased approximately 632,000 shares of its common stock in the open market at an average purchase price of $14.50 per share and a total cost of approximately $9.2 million. As of August 31, 1999, all shares repurchased by SMART had been reissued pursuant to the exercise of stock options previously granted to employees from its various stock plans.

Stock Split

Effective February 24, 1999 and March 8, 2000, Solectron completed two-for-one stock splits effected as stock dividends. All references to share and per share data have been retroactively adjusted to reflect the stock splits.

Pro Forma Fair Value Disclosures

Solectron accounts for its employee stock plans, which consist of fixed stock option plans and an Employee Stock Purchase Plan, using the intrinsic value method under APB Opinion No. 25. No compensation expense related to these plans has been recognized in the Company's financial statements. The table below sets out the pro forma amounts of net income and net income per share that would have resulted for the fiscal years ended August 31, 2000, 1999 and 1998, if Solectron accounted for its employee stock plans under the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation."

                                        2000           1999           1998
                                      ---------      ---------      -------
                                      (IN MILLIONS, EXCEPT PER SHARE DATA)
Net income:
                     As reported        $497.2         $350.3         $251.3
                     Pro forma          $444.0         $314.3         $222.0

Net income per share:
Basic                As reported        $ 0.83         $ 0.65         $ 0.49
                     Pro forma          $ 0.74         $ 0.58         $ 0.43
Diluted              As reported        $ 0.80         $ 0.61         $ 0.47
                     Pro forma          $ 0.71         $ 0.55         $ 0.42

For purposes of computing pro forma net income, the fair value of each option grant and Employee Stock Purchase Plan purchase right is estimated on the date of grant using the Black-Scholes option pricing model. The assumptions used to value the option grants and purchase rights are stated below.

                              2000                1999                1998
                          ------------        ------------        ------------
Expected life of
 Options                     3.5 years           3.5 years             4 years
Expected life of
 purchase rights              3 months            3 months            3 months
Volatility                          52%                 44%                 40%
Risk-free interest
 Rate                      4.8% to 6.8%        4.5% to 5.8%        5.1% to 5.9%
Dividend yield                    zero                zero                zero

Stock Option Plans

Solectron's stock option plans provide for grants of options to associates to purchase common stock at the fair market value of such shares on the grant date. The options vest over a four-year period beginning generally on the grant date. The term of the options is five years for options granted prior to November 17, 1993, and seven years for options granted thereafter. In connection with the acquisition of Force in November 1996, Solectron assumed all options outstanding under the Force option plan. Options under the Force plan generally vest over a four-year period beginning on the grant date and have a term of ten years. No further options may be granted under the Force plan.

In connection with the merger with SMART in November 1999, Solectron assumed all options outstanding under the SMART plans. The options vest over a three to five year period beginning generally on the grant date. The term of the options is five years for 10% shareholders (participants who own stock possessing more than 10% of the voting power of all classes of SMART's outstanding capital stock) and ten years for all other options. In October 1995, the Board of Directors suspended the issuance of further grants under the 1989 Stock Plan. No further options may be granted under the SMART plans.

In connection with the merger with Bluegum in July 2000, Solectron assumed all options outstanding under the Bluegum plan. The options vested immediately on the date of grant and the term of the options is five years. No further options may be granted under the Bluegum plan.

A summary of stock option activity under the plans for the fiscal years ended August 31, 2000, 1999 and 1998, follows (in millions, except per share data):

                                  2000                          1999                         1998
                          ----------------------       ---------------------        ----------------------
                                        WEIGHTED                    WEIGHTED                      WEIGHTED
                          NUMBER         AVERAGE       NUMBER        AVERAGE        NUMBER        AVERAGE
                            OF          EXERCISE         OF         EXERCISE          OF          EXERCISE
                          SHARES         PRICE         SHARES         PRICE         SHARES         PRICE
                          ------        --------       ------       --------        ------        --------
Outstanding,
 beginning of year          45.9         $11.29          45.5         $ 7.37          47.1         $ 4.71
Granted                     13.4         $34.21          15.6         $18.04          15.5         $11.82
Exercised                  (10.8)        $ 8.18         (11.5)        $ 5.69         (14.2)        $ 3.19
Canceled                    (4.4)        $21.94          (3.7)        $ 8.39          (2.9)        $ 8.50
                          ------                       ------                       ------
Outstanding,
 end of year                44.1         $17.72          45.9         $11.29          45.5         $ 7.37
                          ======                       ======                       ======
Exercisable
 at year-end                23.6         $11.23          22.0         $ 7.61          12.3         $ 9.62
                          ======                       ======                       ======
Weighted-average
 fair value of
 options granted
 during the year                         $15.92                       $ 7.07                       $ 4.40

Information regarding the stock options outstanding at August 31, 2000, is summarized in the table below (in millions, except number of years and per share data).

                                              OUTSTANDING                      EXERCISABLE
                                  -----------------------------------     ---------------------
                                               WEIGHTED
                                                AVERAGE      WEIGHTED                  WEIGHTED
  RANGE OF                                     REMAINING      AVERAGE                   AVERAGE
  EXERCISE                        NUMBER OF   CONTRACTUAL    EXERCISE     NUMBER OF    EXERCISE
   PRICES                          SHARES        LIFE          PRICE       SHARES       PRICE
-------------                     ---------   -----------    --------     ---------    --------
$ 0.33-$ 4.75                        4.7      1.85 years     $   4.20        5.0       $  3.95
$ 5.09-$ 5.98                        4.8      2.64 years     $   5.84        4.6       $  5.84
$ 6.13-$10.34                        4.3      3.75 years     $   8.01        3.4       $  7.86
$10.95-$11.69                        4.9      4.25 years     $  11.15        3.2       $ 11.10
$12.26-$16.06                        2.3      6.69 years     $  12.94        0.9       $ 12.94
$13.30-$16.43                        5.7      5.39 years     $  13.61        2.4       $ 13.57
$16.56-$31.00                        8.9      6.71 years     $  23.72        2.6       $ 21.54
$35.03-$41.55                        4.9      6.21 years     $  34.98        0.9       $ 34.91
$36.09-$43.88                        3.1      6.45 years     $  42.16        0.5       $ 40.70
$46.00-$46.00                        0.5      6.38 years     $  46.00        0.1       $ 46.00
                                   -----                                    ----
$ 0.33-$46.00                       44.1      4.94 years     $  17.72       23.6       $ 11.23
                                   =====                                    ====

Options in this table include the options assumed in connection with the acquisition of Force, Smart and Bluegum.

A total of 51.0 million shares of common stock remain reserved for issuance under the plans as of August 31, 2000.

On December 1, of each year, each independent member of Solectron's Board of Directors is granted an option to purchase 6,000 shares of common stock at the fair market value on such date. These options vest over one year and have a term of five years.

Employee Stock Purchase Plan

Under Solectron's Employee Stock Purchase Plans (the Purchase Plans), associates meeting specific employment qualifications are eligible to participate and can purchase shares quarterly through payroll deductions at the lower of 85% of the fair market value of the stock at the commencement or end of the offering period. The Purchase Plans permit eligible associates to purchase common stock through payroll deductions for up to 15% of qualified compensation. As of August 31, 2000, 6.4 million shares remain available for issuance under the Purchase Plans.

The weighted average fair value of the purchase rights granted by Solectron in fiscal 2000, 1999 and 1998 was $16.11, $9.67 and $4.99, respectively. The weighted-average fair value of the purchase rights granted by SMART in fiscal 1999 and 1998 was $5.69 and $5.86, respectively.

NOTE 12. SEGMENT AND GEOGRAPHIC INFORMATION

Solectron provides integrated supply chain solutions that span the entire product life cycle, including technology, manufacturing and services. The Company has 45 manufacturing facilities in the Americas, Europe and Asia/Pacific to serve these similar customers. Solectron is operated and managed by industry segment, as well as geographically. Each industry segment has its own president and support staff. Solectron's management uses an internal management reporting system, which provides important financial data to evaluate performance and allocate Solectron's resources on an industry segment and geographic basis. Intersegment adjustments are related primarily to intersegment sales that are generally recorded at prices that approximate arm's length transactions. Certain corporate expenses are allocated to these operating segments and are included for performance evaluation. Some amortization expenses are also allocated to these operating segments, but the related intangible assets are not allocated. The accounting policies for the segments are the same as for Solectron taken as a whole. Solectron has three reportable operating segments: manufacturing and operations, global services and technology solutions. Information about the operating segments for the fiscal years ended August 31, 2000, 1999 and 1998, was as follows:

                                        2000              1999              1998
                                      ---------         ---------         ---------
                                                      (IN MILLIONS)
Net sales:
Manufacturing and operations          $12,418.5         $ 8,460.3         $ 5,211.3
Technology solutions                    1,486.5           1,130.4             825.9
Global services                           232.5              78.5              65.0
                                      ---------         ---------         ---------
                                      $14,137.5         $ 9,669.2         $ 6,102.2
                                      =========         =========         =========

Depreciation and amortization:
Manufacturing and operations          $   194.1         $   167.8         $   110.2
Technology solutions                       26.1              21.5              16.7
Global services                            12.8               2.2               1.5
Corporate                                  18.4               8.9               6.2
                                      ---------         ---------         ---------
                                      $   251.4         $   200.4         $   134.6
                                      =========         =========         =========

Interest income:
Manufacturing and operations          $     8.6         $     8.0         $     6.9
Technology solutions                        5.7               7.2               8.1
Global services                             0.2                --                --
Corporate                                  92.4              21.5              17.3
                                      ---------         ---------         ---------
                                      $   106.9         $    36.7         $    32.3
                                      =========         =========         =========

Interest expense:
Manufacturing and operations          $     6.9         $     3.4         $     1.8
Technology solutions                        1.1               0.7               0.5
Global services                             0.9                --                --
Corporate                                  62.7              34.2              23.1
                                      ---------         ---------         ---------
                                      $    71.6         $    38.3         $    25.4
                                      =========         =========         =========

Income before income taxes and
cumulative effect of change in
accounting principle:
Manufacturing and operations          $   668.7         $   484.0         $   302.8
Technology solutions                       78.4              82.6              81.4
Global services                             2.6               9.6               5.5
Corporate                                 (10.2)            (61.7)            (14.2)
                                      ---------         ---------         ---------
                                      $   739.5         $   514.5         $   375.5
                                      =========         =========         =========

Capital expenditures:
Manufacturing and operations          $   432.3         $   392.0         $   225.7
Technology solutions                       29.0              24.1              40.1
Global services                            15.7               3.8               2.7
Corporate                                  29.0              29.5              10.6
                                      ---------         ---------         ---------
                                      $   506.0         $   449.4         $   279.1
                                      =========         =========         =========

Total Assets:
Manufacturing and operations          $ 5,303.4         $ 2,712.7         $ 1,771.1
Technology solutions                      500.2             451.5             331.4
Global services                           222.2              52.6              14.9
Corporate                               4,349.8           2,203.7             726.3
                                      ---------         ---------         ---------
                                      $10,375.6         $ 5,420.5         $ 2,843.7
                                      =========         =========         =========

The following enterprise wide information is provided in accordance with SFAS No. 131. Geographic net sales information reflects the destination of the product shipped. Long-lived assets information is based on the physical location of the asset. No country, other than the United States, accounted for more than 10% of total sales or total assets in the periods presented. For major customer information, the Company's operating segments contributed various percentages aggregating up to 10% or more of consolidated net sales for such customers identified in Note 13.

                                                 2000             1999             1998
                                              ---------        ---------        ---------
                                                             (IN MILLIONS)
Net sales derived from:
PCB assembly                                  $ 9,940.5        $ 6,502.0        $ 4,167.9
Systems build                                   2,516.1          2,058.6          1,128.6
Technology solutions products                   1,501.1          1,108.6            805.7
Global services                                   179.8               --               --
                                              ---------        ---------        ---------
                                              $14,137.5        $ 9,669.2        $ 6,102.2
                                              =========        =========        =========
Geographic net sales:
United States                                 $ 8,328.9        $ 6,491.2        $ 4,366.1
Europe                                          3,440.9          1,952.4          1,267.8
Asia/Pacific and other                          2,367.7          1,225.6            468.3
                                              ---------        ---------        ---------
                                              $14,137.5        $ 9,669.2        $ 6,102.2
                                              =========        =========        =========
Long-lived assets (physical location):
United States                                 $   837.8        $   523.2        $   304.0
Europe                                            607.2            100.1             95.7
Asia/Pacific and other                            302.4            314.8            188.5
                                              ---------        ---------        ---------
                                              $ 1,747.4        $   938.1        $   588.2
                                              =========        =========        =========



NOTE 13. MAJOR CUSTOMERS

Net sales to major customers as a percentage of consolidated net sales were as follows:

                YEARS ENDED AUGUST 31,
              --------------------------
              2000       1999       1998
              ----       ----       ----
Ericsson      13%         *          *
Compaq         *         12%         *
Cisco         12%        11%        10%
HP             *          *         11%

-----------

*   net sales less than 10%

Solectron has concentrations of credit risk due to sales to these and other Solectron's significant customers. In particular, Nortel, IBM and Ericsson account for approximately 12%, 12% and 10%, respectively, of total accounts receivable at August 31, 2000. The concentration of credit risk is intensified because the majority of Solectron's customers are in the same industry. The Company considers its concentrations of credit risk in establishing the reserves for bad debt and believes that such reserves are adequate.

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

In February 1999, Solectron acquired IBM's Electronic Card Assembly and Test
(ECAT) manufacturing assets, primarily inventory, in Austin, Texas. Additionally, Solectron acquired the non-exclusive rights to use certain IBM intellectual property for approximately $53 million. The total purchase price for the manufacturing assets and intellectual property rights was approximately $83 million. The purchase price was allocated to the assets acquired based on the relative fair values of the assets at the date of acquisition. Under the terms of the agreements, Solectron provides assembly for motherboards used in IBM's mobile computer products manufactured worldwide for the next three years. Solectron also provides IBM's worldwide design teams a full range of integrated NPI services.

In August 1999, Solectron acquired the manufacturing assets, primarily inventory, of Trimble Navigation Limited (Trimble) in Sunnyvale, California, and assumed full manufacturing responsibility of Trimble's Global Positioning System
(GPS) and related radio frequency (RF) technology products for the next three years. Additionally, Solectron acquired certain intellectual property rights related to RF technology for approximately $11 million. The total purchase price for the transaction was approximately $27 million. The purchase price was allocated to the acquired assets based on the relative fair values of the assets at the date of acquisition.

In September 1999, Solectron acquired the manufacturing assets, primarily inventory and equipment, of IBM's Netfinity server operations in Greenock, Scotland in several phases for approximately $19.2 million. In addition, Solectron acquired certain IBM intellectual property rights included in the design and manufacture of PC server motherboards for $19.6 million. Under the terms of the agreement, the Company assumed NPI and manufacturing responsibility for the PCB assemblies used in IBM's Netfinity server lines which were formerly manufactured at IBM's Greenock operations. The Company provides IBM full-service NPI management which includes a full range of premanufacturing services, specifically component and concurrent engineering, test development, prototype, procurement and assembly. Solectron also provides to IBM for the next three years fully integrated PCB assembly services including early prototyping, new product launch, assembly and test, volume production, end-of-life support and life cycle management.

In March 2000, Solectron completed the acquisition of the complex systems manufacturing assets of Ericsson Telecom AB's telecommunications infrastructure equipment operations in Longuenesse, France, and Ostersund, Sweden. The total purchase price for the manufacturing assets and intangible assets was approximately $162.2 million, subject to adjustment. The purchase price was allocated to the assets acquired based on the relative fair values of the assets at the date of acquisition. As part of the agreement, Solectron provides a complete range of integrated supply-chain solutions to Ericsson Telecom AB. This includes supply-base management, early prototyping, NPI management, complex printed circuit board (PCB) assembly, configure-to-order and build-to-order complex systems assembly, and global services.

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

In June 2000, Solectron acquired the manufacturing assets of several Nortel manufacturing facilities including Calgary, Canada; Research Triangle Park, North Carolina; Monterrey, Mexico; and Cwmcarn, Wales. Solectron provides prototyping, PCB assembly, small sub-assembly and repair services to Nortel in these locations. Also in June 2000, Solectron completed the purchase of manufacturing assets at two Nortel Networks manufacturing and repair facilities located in Pont de Buis and Douarnenez, France, and Monkstown, Northern Ireland for which Solectron will offer prototyping, PCB assembly, small sub-assembly and repair services to Nortel Networks. The aggregate purchase price of the Nortel assets was approximately $900 million, subject to certain conditions. The Company is currently in the process of obtaining an appraisal of the assets acquired. Solectron also entered into a multi-year supply agreement with Nortel with revenues in excess of $10 billion, with the option to renew.

NOTE 15. BUSINESS COMBINATIONS

In September 1998, Bluegum acquired Alcatel's telecommunications manufacturing operations in New South Wales, Australia. This transaction was accounted for under the purchase method of accounting, and the purchase price of approximately $23.3 million was allocated to the assets acquired based on the relative fair values of the assets at the date of acquisition. Pro forma results of operations are not presented because the effect of this acquisition is not significant.

In July 1999, Solectron issued approximately 520,000 shares of common stock to acquire all of the outstanding capital stock of Sequel. It was a privately held corporation specializing in notebook computer and liquid crystal display repair service and support. This transaction was accounted for under the purchase method of accounting. The consolidated financial statements include the operating results of Sequel from the date of acquisition. The total purchase price was approximately $17.8 million, subject to adjustments. The acquisition was accounted for as a purchase of a business resulting in goodwill of approximately $4 million. Pro forma results of operations are not presented because the effect of this acquisition is not significant.

In August 1999, SMART acquired Compaq's embedded and real time product line and business in Fremont, California and Scotland. Pursuant to the agreement, SMART acquired certain assets with a fair value totaling $1.2 million. The acquisition was accounted for under the purchase method of accounting, and the purchase price of approximately $16.2 million was allocated to the assets acquired based on the relative fair values of the assets at the date of acquisition. Pro forma results of operations are not presented because the effect of this acquisition is not significant.

In November 1999, Solectron acquired NULOGIX Technical Services, Inc. (NULOGIX), a wholly owned subsidiary of IBM Canada, in its entirety. NULOGIX is located in Vaughn, Canada, and specializes in repair, manufacturing and refurbishment. The purchase price was approximately $4.0 million, subject to adjustments. The acquisition was accounted for as a purchase of a business resulting in goodwill of approximately $1.4 million. Pro forma results of operations are not presented because the effect of this acquisition is not significant.

In March 2000, Solectron completed the acquisition of Alcatel's manufacturing business in Aguadilla, Puerto Rico. The purchase price was approximately $47.2 million, subject to adjustments. The acquisition was accounted for as a purchase of a business resulting in goodwill of approximately $13.3 million. Alcatel is a world leader in building next-generation networks and end-to-end data voice solutions. As part of the acquisition of Alcatel's manufacturing business in Aguadilla, Solectron will assume full manufacturing responsibility for Alcatel's PCB products focused on the networking and telecommunication industries. Additionally, Solectron will provide a full range of manufacturing services to Alcatel for the next three years including prototyping and high-volume PCB assembly.

In June 2000, Solectron completed the acquisition of IBM's manufacturing operations in Hortolandia, Sao Paulo state, Brazil. Solectron will assume responsibility for the systems configuration and assembly of IBM's Personal Systems Group, Retail Systems Solutions Group, and Enterprise Systems Group products sold into the Brazilian, Murcosul and Andean markets. As part of the multi-year agreement, Solectron will provide IBM with an extensive range of integrated services including NPI support, PCB and systems assembly, product configuration services, repair and end-of-life product support.

NOTE 16. ACQUISITION AND RESTRUCTURING COSTS

Solectron incurred one-time charges for acquisition costs of approximately $26.8 million in fiscal 2000 relating to the acquisitions of SMART, AMERICOM and Bluegum. These costs consist of investment banker fees, legal fees, accounting fees, registration fees and other incidentals.

Solectron also recorded restructuring costs of approximately $11.1 million in fiscal 2000 primarily related to the consolidation of certain facilities acquired in the SMART and Sequel mergers. Approximately $4.4 million related to lease exit costs, $3.4 million related to asset write-offs and other incidental costs, $1.2 million related to severance costs and $2.1 million related to other related costs. Approximately $2.8 remains in accrued expenses as of August 31, 2000 and Solectron expects to utilize these reserves by the end of fiscal 2001.

NOTE 17. NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted net income per share.

                                                         YEARS ENDED AUGUST 31,
                                              -----------------------------------------
                                                2000             1999            1998
                                              --------         --------        --------
                                                (IN MILLIONS, EXCEPT PER SHARE DATA)
Net income before cumulative effect of
  change in accounting principle              $  500.7         $  350.3        $  251.3
Cumulative effect of change in
  accounting principle, net of taxes              (3.5)              --              --
                                              --------         --------        --------
Net income - basic                            $  497.2         $  350.3        $  251.3

Interest expense from convertible
  subordinated notes, net of taxes                  --              5.0             9.6
                                              --------         --------        --------
Net income - diluted                          $  497.2         $  355.3        $  260.9
                                              ========         ========        ========
Weighted average shares - basic                  599.4            542.6           510.1
Common shares issuable upon exercise
  of stock options                                24.1             22.6            19.3
Common shares issuable upon
  conversion of convertible
  subordinated notes                                --             13.8            27.2
                                              --------         --------        --------
Weighted average shares - diluted                623.5            579.0           556.6
                                              ========         ========        ========
Basic net income per share:
  Income before cumulative effect of
    change in accounting principle            $   0.84         $   0.65        $   0.49
  Cumulative effect of change in
    accounting principle                         (0.01)              --              --
                                              --------         --------        --------
      Net income per share                    $   0.83         $   0.65        $   0.49
                                              ========         ========        ========
Diluted net income per share:
  Income before cumulative effect of
    change in accounting principle            $   0.80         $   0.61        $   0.47
  Cumulative effect of change in
    accounting principle                            --               --              --
                                              --------         --------        --------
      Net income per share                    $   0.80         $   0.61        $   0.47
                                              ========         ========        ========


Stock options with exercise prices greater than the average fair market price for a period, which are defined as antidilutive, are not included in the diluted earnings per share calculations because of their antidilutive effect.

During fiscal 2000, 1999 and 1998, the exercise price for 3.1 million, 3.9 million and 9.9 million options, respectively, were greater than the average fair market value of the Company's common stock and consequently were excluded from the diluted calculation.

In addition, the calculations for the years ended August 31, 2000 and 1999 did not include 39.7 and 24.7 million common shares, respectively, issuable upon conversion of the zero coupon senior notes as they would have been antidilutive.

NOTE 18. SUBSEQUENT EVENTS (UNAUDITED)

In October 2000, Solectron entered into an agreement with Sony Corporation ("Sony") to acquire certain assets associated with two Sony manufacturing facilities: Sony Nakaniida Corporation in Miyagi, Japan, and Sony Industry Taiwan in Kaohsiung, Taiwan. These facilities currently produce high-end consumer products such as automobile satellite navigation systems, car audio systems and lithium-ion battery packs. The agreement will result in Sony outsourcing its electronic manufacturing services to Solectron from these two facilities.

On October 31, 2000, Solectron signed a definitive agreement to commence an offer to purchase all outstanding shares of NatSteel Electronics Ltd. (NEL). NEL provides global contract manufacturing services for original equipment manufacturers (OEMs) in the electronics industry. The company manufactures PCB assemblies, and provides box-building capabilities and pre- and post-manufacturing services such as design, prototyping, testing and logistics. Solectron has received irrevocable undertakings, representing approximately 43 percent of NEL's outstanding common shares, from major shareholders to tender their shares under the offer. Those shares are held by the largest shareholder of NEL, separately traded NSL; key members of NEL's management team; and Temasek Capital. Temasek Holdings and other key shareholders of NSL, who collectively hold approximately 23 percent of NSL's outstanding shares, have irrevocably undertaken to vote their shares in favor of NSL tendering its NEL shares in the offer. Notwithstanding the fact that we have signed a definitive agreement and have received undertakings from NEL's major shareholders, the offer is subject to several conditions, including: the tender of more than 50 percent of NEL's shares (on a fully diluted basis) to Solectron pursuant to the offer; the approval of NatSteel Ltd. shareholders to sell its shares in NEL to Solectron pursuant to the offer as well as the satisfactory completion of all relevant regulatory reviews and approvals and all other customary conditions.

On November 1, 2000, Solectron filed prospectus supplements to raise approximately $3.0 billion through concurrent offerings of primary shares of their common stock and 20-year Liquid Yield Option Notes (LYONs). The LYONs would be zero coupon senior notes convertible into common stock. The common stock and LYONs would be offered under the Company's shelf registration that was declared effective April 14, 2000. Solectron intends to use the net proceeds from these offerings for funding the further expansion of its business and strategic acquisitions, including approximately $2.4 billion to fund the pending acquisition of NEL.

INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Solectron Corporation:

We have audited the accompanying consolidated balance sheets of Solectron Corporation and subsidiaries as of August 31, 2000 and 1999, and the related consolidated statements of income, stockholders' equity, comprehensive income, and cash flows for each of the years in the three-year period ended August 31, 2000. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly in all material respects, the financial position of Solectron Corporation and subsidiaries as of August 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended August 31, 2000, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for start-up costs.


                                         KPMG LLP

Mountain View, California
September 15, 2000

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

ITEM 11:   EXECUTIVE COMPENSATION

The information required by item 11 of Form 10-K is incorporated by reference to the information contained in the section captioned "Executive Officer Compensation" of Solectron's definitive Proxy Statement (Notice of Annual Meeting of Stockholders) for the fiscal year ended August 31, 2000 to be held on January 18, 2001 which we will file with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this report.

ITEM 12:   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
           AND MANAGEMENT

Information regarding this item is incorporated herein by reference from the section entitled "Security Ownership of Certain Beneficial Owners and Management" in Solectron's definitive Proxy Statement (Notice of Annual Meeting of Stockholders) for the fiscal year ended August 31, 2000.

ITEM 13:   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information with respect to this item is incorporated herein by reference from the section entitled "Certain Relationships and Related Transactions" in Solectron's definitive Proxy Statement (Notice of Annual Meeting of Stockholders) for the fiscal year ended August 31, 2000.

PART IV

ITEM 14:   EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON
           FORM 8-K

(a)     1.  Financial Statements. The financial statements listed in
            Item 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA, above are filed as part of this Annual Report on Form 10-K, beginning on page 35.

        2. Financial Statement Schedule. The financial statement Schedule II - VALUATION AND QUALIFYING ACCOUNTS is filed as part of this annual report on Form 10-K, at page 67.

        3. Exhibits. The exhibits listed in the accompanying Index to Exhibits are filed as part of this Annual Report on Form 10-K.

(b)     Reports on Form 8-K.

        1. On September 17, 1999, Solectron filed a Current Report on Form 8-K regarding the completion of a definitive merger agreement with SMART. Solectron will issue approximately 46.2 million shares of Solectron common stock and assume all stock options held by SMART employees. The transaction will be accounted for under the pooling of interests method and is structured as a tax-free reorganization. Under the terms of the agreement, SMART will operate as part of Solectron's newly formed technology solutions business unit. The agreement is subject to customary closing conditions, including shareholder approval. Ajay Shah, Lata Krishnan and Mukesh Patel who collectively own approximately 35 percent of SMART's outstanding shares have agreed to vote their shares in favor of the merger. The transaction is expected to be accretive by approximately US $0.09 in fiscal 2000 to Solectron before the transaction charges.

        2. On December 9, 1999, Solectron filed a Current Report on Form 8-K regarding the completion of its acquisition of SMART. Under the terms of the agreement, each share of SMART common stock was exchanged for 0.51 of a share of Solectron common stock. Solectron issued approximately 46.2 million shares of Solectron common stock and assumed all stock options held by SMART employees. The acquisition was structured as a tax-free reorganization and is being accounted as a pooling of interests.

        3. On April 4, 2000, Solectron filed a Current Report on Form 8-K regarding a definitive agreement for Solectron to acquire Nortel Networks' New Product Introduction (NPI), printed circuit board
            (PCB) and telephone set ("telset") assembly assets in North America and Asia (the "Assets"). The companies are also discussing the divestiture or outsourcing of some manufacturing and repair operations in Europe. Under the terms of the agreement, and the proposed agreements, Solectron will pay $900 million to assume the operations contemplated in these agreements. The companies also agreed to enter into a four-year supply agreement valued in excess of US $10 billion, with the option to renew. Solectron will provide NPI prototyping, manufacturing and repair services for Nortel Networks' optical, carrier, enterprise and wireless products.

        4. On April 11, 2000, Solectron filed a Current Report on Form 8-K regarding the completion of the acquisition of SMART. Solectron issued approximately 47.6 million shares of Solectron common stock and assume all stock options held by SMART employees. The acquisition was accounted for as a pooling of interests.


        5. On May 16, 2000, Solectron filed a Current Report on Form 8-K regarding the completion of its sale of $3,500,000,000 aggregate principal amount at maturity of Liquid Yield Option (TM) Notes (Zero Coupon-Senior) due 2020 under an effective registration statement filed with the Securities and exchange Commission. This current report on Form 8-K is being filed for the purpose of filing as exhibits certain documents relating to such sale.

        6. On September 6, 2000, Solectron filed a Current Report on Form 8-K regarding the completion of its acquisition of AMERICOM Wireless services, Inc. (AMERICOM) and the Bluegum Group (Bluegum). Solectron issued approximately 1.8 million shares of its common stock in exchange for all outstanding common stock and to extinguish obligations under the stock appreciation rights plan of AMERICOM. Solectorn also issued approximately 2.3 million shares of its common stock in exchange for all outstanding common shares and stock options of Bluegum. Both acquisitions were accounted for as a pooling of interests.

        7. On November 7, 2000, Solectron filed a current report on Form 8-K regarding updated guidance on sales and earnings per share for fiscal year 2001.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           SOLECTRON CORPORATION
                                           (Registrant)

Date: November 7, 2000                      By  /s/  Koichi Nishimura
                                               ---------------------------------
                                           (Koichi Nishimura, President,
                                           Chief Executive Officer and
                                           Chairman of the Board)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name                         Title                        Date
----                         -----                        ----
 /s/ Koichi Nishimura        President, Chief
 -----------------------     Executive Officer,
 Koichi Nishimura, Ph.D.     and Chairman of the
                             Board                        November 7, 2000

 /s/ Susan Wang              Chief Financial
 -----------------------     Officer (Principal
 Susan S. Wang               Financial and
                             Accounting Officer),
                             Senior Vice President
                             and Corporate Secretary      November 7, 2000

/s/ Winston H. Chen          Director                     November 7, 2000
------------------------
Winston H. Chen, Ph.D.

/s/ Richard A. D'Amore       Director                     November 7, 2000
------------------------
Richard A. D'Amore

/s/ Charles A. Dickinson     Director                     November 7, 2000
------------------------
Charles A. Dickinson

/s/ Heinz Fridrich           Director                     November 7, 2000
------------------------
Heinz Fridrich

/s/ Philip V. Gerdine        Director                     November 7, 2000
------------------------
Philip V. Gerdine, Ph.D.

/s/ William A. Hasler        Director                     November 7, 2000
------------------------
William A. Hasler

/s/ Kenneth E. Haughton      Director                     November 7, 2000
------------------------
Kenneth E. Haughton, Ph.D.

/s/ Paul R. Low              Director                     November 7, 2000
------------------------
Paul R. Low, Ph.D.

/s/ Osamu Yamada             Director                     November 7, 2000
------------------------
Osamu Yamada

FINANCIAL STATEMENT SCHEDULE

The financial statement Schedule II - VALUATION AND QUALIFYING ACCOUNTS is filed as part of this Form 10-K.

                     SOLECTRON CORPORATION AND SUBSIDIARIES
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                  (in millions)

                                                                  AMOUNTS
                                                   BALANCE AT     CHARGED                       BALANCE AT
                                                    BEGINNING        TO                            END
DESCRIPTION                                         OF PERIOD    OPERATIONS     (DEDUCTIONS)    OF PERIOD
-----------                                        ----------    ----------     ------------   ------------
Year ended August 31, 2000:
Allowance for doubtful
  accounts receivable                                $  6.4         $  5.1         $ (2.9)        $  8.6
Year ended August 31, 1999:
Allowance for doubtful
  accounts receivable                                $  4.7         $  2.5         $ (0.8)        $  6.4
Year ended August 31, 1998:
Allowance for doubtful
  accounts receivable                                $  4.7         $  3.0         $ (3.0)        $  4.7

INDEX TO EXHIBITS

Exhibit
Number          Description
----------      -----------------------------------------------------------
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

10.15c [I]      Amended and Restated Guaranty from Solectron Corporation in favor of BNP Leasing Corporation, effective as of July 16, 1998.

10.16a [I]      Lease Agreement between BNP Leasing Corporation and
                Solectron Georgia Corporation, dated October 20, 1998.

10.16b [I]      Purchase Agreement between BNP Leasing Corporation and
                Solectron Georgia Corporation, dated October 20, 1998.

10.16c [I]      Guaranty from Solectron Corporation in favor of BNP Leasing
                Corporation, effective as of October 20, 1998.

Exhibit
Number          Description
----------      -----------------------------------------------------------
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