Form 10-Q
period 2000-12-01
SOLECTRON CORP
filed 2001-01-12
CIK 835541

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (MARK ONE)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 1, 2000

[  ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ___________ TO _____________

Commission file number 1-11098

SOLECTRON CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	94-2447045
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

777 Gibraltar Drive
Milpitas, California    95035
(Address of principal executive offices including zip code)

(408) 957-8500
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days.    YES [X] NO [   ],

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

At December 29, 2000, 645,530,283 shares of Common Stock of the Registrant were outstanding.

SOLECTRON CORPORATION
Report On Form 10-Q For The
Quarter Ended November 30, 2000
INDEX

PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SOLECTRON CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions)

                                                       November 30,    August 31,
                                                           2000          2000
                                                       ------------  ------------
                                                       (unaudited)
ASSETS
Current assets:
  Cash, cash equivalents and short-term investments.. $    4,518.7  $    2,434.1
  Accounts receivable, net...........................      2,687.8       2,146.3
  Inventories........................................      4,584.0       3,787.3
  Prepaid expenses and other current assets..........        275.3         260.5
                                                       ------------  ------------
    Total current assets.............................     12,065.8       8,628.2
Net property and equipment...........................      1,240.3       1,080.4
Other assets.........................................        720.4         667.0
                                                       ------------  ------------
Total assets......................................... $   14,026.5  $   10,375.6
                                                       ============  ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Short-term debt.................................... $      118.5  $       69.2
  Accounts payable...................................      2,961.1       2,694.1
  Accrued employee compensation......................        187.9         179.8
  Accrued expenses...................................        197.6         262.5
  Other current liabilities..........................        475.1          11.2
                                                       ------------  ------------
    Total current liabilities........................      3,940.2       3,216.8
Long-term debt.......................................      4,893.9       3,319.5
Other long-term liabilities..........................         41.1          37.2
                                                       ------------  ------------
    Total liabilities................................      8,875.2       6,573.5
                                                       ------------  ------------
Committments

Stockholders' equity:
  Common stock.......................................          0.6           0.6
  Additional paid-in capital.........................      3,469.2       2,259.1
  Retained earnings..................................      1,845.7       1,656.8
  Accumulated other comprehensive losses.............       (164.2)       (114.4)
                                                       ------------  ------------
     Total stockholders' equity......................      5,151.3       3,802.1
                                                       ------------  ------------
Total liabilities and stockholders' equity........... $   14,026.5  $   10,375.6
                                                       ============  ============

See accompanying notes to condensed consolidated financial statements.

SOLECTRON CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share data)
(Unaudited)

                                       Three Months Ended
                                         November 30,
                                      --------------------
                                         2000       1999
                                      ---------  ---------
Net sales........................... $ 5,695.5  $ 2,834.6
Cost of sales.......................   5,210.8    2,557.6
                                      ---------  ---------
Gross profit........................     484.7      277.0
Operating expenses:
  Selling, general and
    administrative..................     190.3      107.0
  Research and development..........      18.0       14.7
                                      ---------  ---------
      Operating income..............     276.4      155.3
Interest income.....................      36.6       23.0
Interest expense....................     (32.7)     (11.6)
                                      ---------  ---------
Income before income taxes
  and cumulative effect of
  change in accounting principle....     280.3      166.7
Income tax expense..................      89.7       53.4
                                      ---------  ---------
Income before cumulative
  effect of change in
  accounting principle..............     190.6      113.3
Cumulative effect of change
  in accounting principle
  for start-up costs, net of
  $1.6 income tax benefit...........        --       (3.5)
                                      ---------  ---------
     Net income..................... $   190.6  $   109.8
                                      =========  =========
Basic net income per share:
 Income before cumulative
  effect of change in
  accounting principle.............. $    0.31  $    0.19
 Cumulative effect of change
  in accounting principle...........        --      (0.01)
                                      ---------  ---------
                                     $    0.31  $    0.18
                                      =========  =========
 Diluted net income per share:
  Income before cumulative
   effect of change in
   accounting principle............. $    0.29  $    0.18
  Cumulative effect of change
   in accounting principle..........        --      (0.01)
                                      ---------  ---------
                                     $    0.29  $    0.17
                                      =========  =========
Shares used to compute
 net income per share:
     Basic..........................     610.3      594.5
                                      =========  =========

     Diluted........................     709.1      621.0
                                      =========  =========

See accompanying notes to condensed consolidated financial statements.

SOLECTRON CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

                                       Three Months Ended
                                         November 30,
                                      --------------------
                                         2000       1999
                                      ---------  ---------
Net income.......................... $   190.6  $   109.8
Other comprehensive income (loss):
 Foreign currency translation
  adjustments, net of income
  tax benefit of $0.3 and $0.4
  for the three months in
  in fiscal 2001 and 2000...........     (44.2)     (17.3)
 Unrealized loss on investments
  and derivatives, net of income
  tax benefit of $1.8 and $0.1
  2001 and 2000.....................      (5.6)      (0.2)
                                      ---------  ---------
Comprehensive income................ $   140.8  $    92.3
                                      =========  =========

_____________________

Accumulated foreign currency translation losses were $163.9 million at November 30, 2000 and $119.6 million at August 31, 2000. The foreign currency translation losses for fiscal year 2000 and for the three months ended November 30, 2000 primarily resulted from unrealized losses on dollar-denominated debt held by certain foreign subsidiaries. Most of Solectron's foreign currency translation adjustment amounts relate to investments that are permanent in nature. To the extent that such amounts relate to investments that are permanent in nature, no adjustment for income taxes is made. Accumulated unrealized gain (loss) on investments were ($0.4) million at November 30, 2000, which included $0.8 million related to derivatives and hedging, and $5.2 million at August 31, 2000.

See accompanying notes to condensed consolidated financial statements.

SOLECTRON CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

                                                           Three Months Ended
                                                             November 30,
                                                          --------------------
                                                             2000       1999
                                                          ---------  ---------
Cash flows from operating activities:
  Net income............................................ $   190.6  $   109.8
  Adjustments to reconcile net income to net cash
   (used in) provided by operating activities:
     Depreciation and amortization......................      85.2       54.8
     Amortization of debt issuance costs and accretion
      of discount on notes payable........................    27.1        8.0
     Tax benefit associated with the
      exercise of stock options.........................      22.0        7.1
     Cumulative effect of change in accounting
      principle for start-up costs......................       --        (3.5)
     Adjustment to conform fiscal year ends of pooled
      acquisitions......................................       --       (12.2)
     Gain on disposal of property and equipment.........      (2.3)      (1.8)
     Other..............................................      (1.2)      (3.0)
     Changes in operating assets and liabilities:
       Accounts receivable..............................    (557.2)    (137.8)
       Inventories......................................    (822.3)    (407.8)
       Prepaid expenses and other current assets........     (18.2)     (15.0)
       Accounts payable.................................     290.2      234.6
       Accrued expenses and other
        current liabilities.............................     413.4       23.6
                                                          ---------  ---------
     Net cash used in
       operating activities.............................    (372.7)    (143.2)
                                                          ---------  ---------
Cash flows from investing activities:
  Sales and maturities of short-term investments........     419.4      235.3
  Purchases of short-term investments...................    (233.9)    (816.2)
  Acquisition of manufacturing assets and locations.....       --       (38.1)
  Capital expenditures..................................    (248.9)    (113.0)
  Proceeds from sale of property and equipment..........      12.9       35.4
  Other.................................................     (35.9)       1.7
                                                          ---------  ---------
     Net cash used in investing
      activities........................................     (86.4)    (694.9)
                                                          ---------  ---------
Cash flows from financing activities:
  Net proceeds from bank lines of credit................      47.9       22.5
  Net proceeds from long-term debt......................   1,511.3       13.2
  Net proceeds from stock issued under
   option and employee purchase plans...................      23.7       11.4
  Net proceeds from issuance of common stock............   1,164.5        --
  Other.................................................       6.2        --
                                                          ---------  ---------
    Net cash provided by financing
    activities..........................................   2,753.6       47.1
                                                          ---------  ---------
Effect of exchange rate changes on
 cash and cash equivalents..............................     (24.3)     (33.4)
                                                          ---------  ---------
Net increase (decrease) in cash and cash equivalents....   2,270.2     (824.4)
Cash and cash equivalents at beginning of period........   1,475.5    1,428.1
                                                          ---------  ---------
Cash and cash equivalents at
 end of period.......................................... $ 3,745.7  $   603.7
                                                          =========  =========
SUPPLEMENTAL DISCLOSURES
Cash paid during the period:
   Income taxes......................................... $     5.5  $     6.3
   Interest............................................. $    32.2  $    12.5

See accompanying notes to condensed consolidated financial statements.

SOLECTRON CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

NOTE 1 - Basis of Presentation

The accompanying unaudited condensed consolidated balance sheet as of November 30, 2000, and the related unaudited condensed consolidated statements of income, comprehensive income and cash flows for the three months ended November 30, 2000 and 1999, have been prepared on substantially the same basis as the annual consolidated financial statements. Management believes the financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company's financial position, operating results and cash flows for the periods presented. The condensed consolidated balance sheet as of August 31, 2000 was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended August 31, 2000, included in the Company's Annual Report to Stockholders.

The Company's first quarter of fiscal 2001 ended December 1, 2000, its first quarter of fiscal 2000 ended November 26, 1999 and its 2000 fiscal year ended August 25, 2000. For clarity of presentation, the Company has indicated its first fiscal quarters ending November 30, 2000 and 1999, and its fiscal year ending August 31.

NOTE 2 - Inventories

Inventories consisted of (in millions):

                                               November 30,   August 31,
                                                   2000         2000
                                               -----------  -----------
          Raw materials...................... $   3,606.5  $   3,043.0
          Work-in-process....................       715.6        558.9
          Finished goods.....................       261.9        185.4
                                               -----------  -----------
          Total.............................. $   4,584.0  $   3,787.3
                                               ===========  ===========

NOTE 3 - Net Income Per Share

The following table sets forth the computation of basic and diluted net income per share for the three-month period ended November 30, 2000 and 1999.

                                      Three Months Ended
                                        November 30,
                                  ------------------------
                                     2000         1999
                                  -----------  -----------
                                      (in millions, except
                                         per share data)
Income before cumulative
  effect of change in
  accounting principle.......... $     190.6  $     113.3
Cumulative effect of change
  in accounting principle,
  net of income tax benefit.....        --           (3.5)
Interest expense from dilutive
  convertible LYON notes                17.0         --
                                  -----------  -----------
Net income - diluted............ $     207.6  $     109.8
                                  ===========  ===========

Weighted average shares - basic.       610.3        594.5
Common shares issuable upon
  exercise of stock options.....        20.6         26.5
LYON notes converted into
  Solectron common stock........        78.2         --
                                  -----------  -----------
Weighted average shares -
  diluted.......................       709.1        621.0
                                  ===========  ===========

Basic net income per share:
 Income before cumulative
   effect of change in
   accounting principle......... $      0.31  $      0.19
 Cumulative effect of change
   in accounting principle......        --          (0.01)
                                  -----------  -----------
    Net income per share........ $      0.31  $      0.18
                                  ===========  ===========

Diluted net income per share:
 Income before cumulative
   effect of change in
   accounting principle......... $      0.29  $      0.18
 Cumulative effect of change
   in accounting principle......        --          (0.01)
                                  -----------  -----------
     Net income per share....... $      0.29  $      0.17
                                  ===========  ===========

For the three months ended November 30, 2000 and 1999, options to purchase 8.1 million and 0.6 million shares, respectively, with exercise prices greater than the $42.84 and $38.40 respective average fair market values during these periods, were not included in the calculations because their effect would have been antidilutive. In addition, the calculation for the three month period ended November 30, 1999 did not include the 12.4 million common shares issuable upon conversion of the zero-coupon senior notes as they would have been antidilutive.

NOTE 4 - Commitments

Solectron leases various facilities under operating lease agreements. The facility leases outstanding at November 30, 2000 expire at various dates through 2004. All such leases require Solectron to pay property taxes, insurance and normal maintenance costs. Payments of some leases are periodically adjusted based on LIBOR rates. Certain leases for Solectron's facilities, including Fremont, Milpitas and San Jose, California; Everett, Washington; Suwanee, Georgia; and Columbia, South Carolina, provide Solectron with an option at the end of the lease term to either acquire the property at its original cost or arrange for the property to be acquired. For these leases, Solectron is contingently liable under a first loss clause for a decline in market value of such leased facilities up to 85% of the original costs, or approximately $178.5 million in total as of November 30, 2000, in the event Solectron does not purchase the properties or reach an agreement with the lessor to extend the lease at the end of the respective lease terms. Under such agreements, the Company must also maintain compliance with financial covenants similar to its credit facilities. As of November 30, 2000, Solectron was in compliance with all of its lease facility financial covenants.

Additionally, Solectron periodically enters into lease arrangements with third-party leasing companies under which it sells fixed assets and leases them back from the leasing companies. Solectron accounts for these leases as operating leases.

NOTE 5 - Segment Information

The Company operates as three strategic business units - manufacturing and operations, technology solutions, and global services. Each business unit has its own president and support staff. Solectron's management uses an internal management reporting system, which provides important financial data, to evaluate performance and allocate resources for the three business units. Intersegment adjustments were related primarily to intersegment sales that were generally recorded at prices that approximated arm's length transactions. Certain corporate expenses were allocated to the business units and were included for performance evaluation. Some amortization expenses were also allocated to these business units, but the related intangible assets were not allocated. The accounting policies for the business units were the same as for Solectron taken as a whole.

Segment information by business units for the three months ended November 30, 2000 and 1999, was as follows:

                                       Three Months Ended
                                         November 30,
                                   -----------------------
                                      2000         1999
                                   ----------   ----------
                                        (in millions)
Net sales:
 Manufacturing and operations.... $  5,143.2   $  2,473.8
 Technology solutions............      489.4        316.2
 Global services.................       62.9         44.6
                                   ----------   ----------
                                  $  5,695.5   $  2,834.6
                                   ==========   ==========
Depreciation and amortization:
 Manufacturing and operations.... $     75.8   $     40.2
 Technology solutions............        6.7          7.6
 Global services.................        2.7          7.0
                                   ----------   ----------
                                  $     85.2   $     54.8
                                   ==========   ==========
Interest income:
 Manufacturing and operations.... $      2.5   $      2.4
 Technology solutions............        0.7          1.9
 Global services.................       --           --
 Corporate.......................       33.4         18.7
                                   ----------   ----------
                                  $     36.6   $     23.0
                                   ==========   ==========
Interest expense:
 Manufacturing and operations.... $      2.6   $      0.8
 Technology solutions............        0.2          0.4
 Global services.................       --            0.2
 Corporate.......................       29.9         10.2
                                   ----------   ----------
                                  $     32.7   $     11.6
                                   ==========   ==========
Pre-tax income:
 Manufacturing and operations.... $    243.7   $    149.9
 Technology solutions............       26.8         19.1
 Global services.................        8.3          4.9
 Corporate.......................        1.5         (7.2)
                                   ----------   ----------
                                  $    280.3   $    166.7 a
                                   ==========   ==========
Capital expenditures:
 Manufacturing and operations.... $    215.2   $     89.8
 Technology solutions............       11.2          8.7
 Global services.................        2.4          6.2
 Corporate.......................       20.1          8.3
                                   ----------   ----------
                                  $    248.9   $    113.0
                                   ==========   ==========

Geographic net sales:
 United States................... $  2,897.1   $  1,652.0
 Europe..........................    1,128.8        451.0
 Asia Pacific & Other............    1,669.6        731.6
                                   ----------   ----------
                                  $  5,695.5   $  2,834.6
                                   ==========   ==========

                                   November 30,   August 31,
                                       2000         2000
                                   ----------   ----------
                                        (in millions)
Total assets:
 United States................... $  8,830.9   $  6,060.8
 Europe..........................    2,195.0      1,864.8
 Asia Pacific & Other............    3,000.6      2,450.0
                                   ----------   ----------
                                  $ 14,026.5   $ 10,375.6
                                   ==========   ==========

a. Excludes $5.1 million pretax charge for cumulative effect of change in accounting principle for start-up costs.

NOTE 6 - Zero-Coupon Convertible Senior Notes

In November 2000, Solectron issued 2,900,000 zero- coupon convertible senior notes at an issue price of $524.78 per note, which resulted in net proceeds to Solectron of approximately $1.5 billion. These notes are unsecured and unsubordinated indebtedness of Solectron with a maturity value aggregating $2.9 billion. Solectron will pay no interest prior to maturity. Each note has a yield of 3.25% with a maturity value of $1,000 on November 20, 2020. Solectron is amortizing the issue discount using the effective interest method over the term of the notes. Each note is convertible at any time by the holder at a conversion rate of 11.7862 shares per note. Holders may require Solectron to purchase all or a portion of their notes on May 20, 2004, November 20, 2005 and November 20, 2010, at a price of $587.46, $616.57 and $724.42 per note, respectively. Also, each holder may require Solectron to repurchase all or a portion of such holder's notes if a change in control of the Company occurs on or before May 20, 2004. Solectron, at its option, may redeem all or a portion of the notes at any time on or after May 20, 2004.

NOTE 7 - Stockholders' Equity

In November 2000, Solectron issued 35 million shares of its common stock at a price of $34.25 per share, less a 98 cent per share underwriter's discount, resulting in a net per share price of $33.27. Total net proceeds after underwriter's discount and issuance costs were approximately $1.16 billion.

NOTE 8 - Pending Acquisitions

In October 2000, Solectron entered into an agreement with Sony Corporation ("Sony") to acquire certain assets associated with two Sony manufacturing facilities: Sony Nakaniida Corporation in Miyagi, Japan, and Sony Industry Taiwan in Kaohsiung, Taiwan. These facilities currently produce high-end consumer products such as automobile satellite navigation systems, car audio systems and lithium-ion battery packs. The agreement will result in Sony outsourcing its electronic manufacturing services to Solectron from these two facilities. In December 2000, Solectron completed the acquisition of Sony's facility in Miyagi, Japan. Solectron expects to complete the acquisition of the Kaohsiung site by the end of January 2001.

On October 31, 2000, Solectron signed a definitive agreement to commence an offer to purchase all outstanding shares of NatSteel Electronics Ltd. (NEL). NEL provides global contract manufacturing services for original equipment manufacturers (OEMs) in the electronics industry. The company manufactures Printed Circuit Board (PCB) assemblies and provides box-building capabilities and pre- and post-manufacturing services such as design, prototyping, testing and logistics. On January 5, 2001, Solectron's tender offer to acquire all of NEL's shares and bonds closed with tendered shares of 99 percent of the issued share capital of NEL and tendered bonds of 99 percent of outstanding principal amount of bonds. By exceeding the 90 percent threshold, Solectron will acquire the remaining shares of NEL through compulsory acquisition, under Singapore law. Once that step is completed, NEL will become a wholly owned subsidiary of Solectron and will be de-listed from the Main Board of the Singapore Stock Exchange.

NOTE 9 - Accounting Pronouncements

On September 1, 2000, the Company adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137 and No. 138.

Solectron enters into short-term foreign currency forward contracts and borrowings to hedge only those currency exposures associated with certain assets and liabilities denominated in non-functional currencies. These contracts' fair value is recorded on the balance sheet with corresponding charges or credits to income. The fair value of these short-term foreign currency forward contracts was not material upon adoption of the standard or at the end of the first quarter of fiscal 2001.

In addition, the Company periodically hedges variability in cash flows resulting from fluctuating interest rates. The Company entered into an interest rate swap agreement with a notional amount of $52 million, maturing on June 3, 2002, to hedge against varying rental payments associated with an operating lease that requires payments based on LIBOR. This swap agreement was designated as a cash flow hedge upon adoption of the standard and the ineffective portion of the hedge was not material. Accordingly, changes in the fair value of this interest rate swap designated as a cash flow hedge are included in Accumulated Other Comprehensive Income (AOCI). These amounts are subsequently reclassified into rent expense during the period in which the LIBOR-based lease agreement affects earnings.

Adoption of SFAS No. 133 on September 1, 2000 resulted in recording the fair value of the swap agreement of approximately of $1.3 million (net of $0.6 million tax effect) as an asset on the balance sheet with the corresponding credit to AOCI.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Regarding Forward-Looking Statements

With the exception of historical facts, the statements contained in this discussion are forward-looking statements within the meaning of Section 27A of the Security Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and are subject to the Safe Harbor provisions created by that statute. Certain statements contained in the following Management's Discussion and Analysis of Financial Condition and Results of Operations, including, without limitation, statements containing the words "believes," "anticipates," "estimates," "expects," and words of similar import, constitute forward-looking statements that involve risks and uncertainties. Such statements are based on current expectations and are subject to risk, uncertainties and changes in condition, significance, value and effect, including those discussed under the heading Risk Factors within the section of this report entitled "Item 2". "Management's Discussion and Analysis of Financial Condition and Results of Operations" and reports filed by Solectron with the Securities and Exchange Commission, specifically forms 8-K, 10-K, S-3 and S-8. Such risks, uncertainties and changes in condition, significance, value and effect could cause our actual results to differ materially from those anticipated events. Although we believe that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate, including, but not limited to, statements about our future operating results and business plans, as well as the acquisition of NatSteel Electronics Ltd. (NEL). We disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Results of Operations

The electronics industry is subject to rapid technological change, product obsolescence and price competition. These and other factors affecting the electronics industry, or any of Solectron's major customers in particular, could materially harm Solectron's results of operations. See "Risk Factors" for additional factors relating to possible fluctuations of our operating results.

The following table sets forth, for the periods indicated, certain items in the Consolidated Statements of Income as a percentage of net sales. The financial information and the discussion below should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto.

                                       Three Months Ended
                                         November 30,
                                      --------------------
                                         2000       1999
                                      ---------  ---------
Net sales...........................     100.0%    100.0%
Cost of sales.......................      91.5       90.2
                                      ---------  ---------
Gross profit........................       8.5        9.8
Operating expenses:
  Selling, general and
    administrative..................       3.3        3.8
  Research and development..........       0.3        0.5
                                      ---------  ---------
      Operating income..............       4.9        5.5
Interest income.....................       0.6        0.8
Interest expense....................      (0.6)      (0.4)
                                      ---------  ---------
Income before income taxes
  and cumulative effect of
  change in accounting principle....       4.9        5.9
Income tax expense..................       1.6        1.9
                                      ---------  ---------
Income before cumulative
  effect of change in
  accounting principle..............       3.3        4.0
Cumulative effect of change
  in accounting principle
  for start-up costs................        --       (0.1)
                                      ---------  ---------
     Net income.....................       3.3%      3.9%
                                      =========  =========

Net Sales

We are organized in three business units including manufacturing and operations, technology solutions, and global services. Our core business unit, manufacturing and operations, provided 90.3% of net sales for the first quarter of fiscal 2001 and 87.3% of net sales for the same period in fiscal 2000. Our technology solutions unit contributed 8.6% and 11.1%, respectively, of net sales for the first quarter of fiscal 2001 and 2000. The global services unit contributed 1.1% and 1.6% of net sales for the first quarter of fiscal 2001 and 2000, respectively.

Net sales for the first quarter of fiscal 2001 were $5.7 billion, compared with $2.8 billion in the same period of fiscal 2000, an increase of 100.9%. The growth in sales was primarily attributable to strong demand from our customers worldwide, major new program ramp-ups and acquisitions made during fiscal 2000, partially offset by end-of-life products.

Manufacturing and Operations

Net sales from our manufacturing and operations unit grew to $5.1 billion for the first quarter in fiscal 2001, compared to $2.5 billion in the same period in fiscal 2000, an increase of 107.9%. The increase was principally due to strong demand growth from networking and telecommunication customers, and acquisitions. Acquisitions included the manufacturing assets of seven Nortel Networks sites (Calgary, Canada; Raleigh, North Carolina; Monterrey, Mexico; Cwmcarn, Wales; Pont de Buis and Douarnenez, France; Monkstown, Northern Ireland and Istanbul, Turkey); Alcatel's telecommunications manufacturing business in Liverpool, Australia, by our Bluegum Group subsidiary; Ericsson's telecommunications infrastructure equipment operations in Longuenesse, France, and Ostersund, Sweden; manufacturing assets of Zhone Technologies, Inc. in California; and Alcatel's manufacturing business in Aguadilla, Puerto Rico.

Within the Americas, net sales increased 76.1% in the first quarter of fiscal 2001 over the same period of fiscal 2000. The Milpitas, California, Guadalajara, Mexico and Charlotte, North Carolina sites were the largest contributors to the increase. The increase was primarily due to strong demand and new programs from our customers.

In Europe, net sales increased 217.8% in the first quarter of fiscal 2001 over the same period in fiscal 2000. The increase primarily resulted from greater demand from our customers in Europe and from the acquisition of Nortel's manufactuirng sites and Ericsson's telecommunications infrastructure equipment operations. Our France and former Nortel sites were the major contributors to the increase.

In Asia, net sales grew 165.2% in the first quarter of fiscal 2001 over the same period of fiscal 2000. The increase was primarily due to demand growth and new project ramp-up from our customers. Our Penang, Malaysia and Suzhou, China sites were the material contributors to the increase. Our acquisition of Bluegum also contributed to the increase.

Technology Solutions

Net sales from our technology solutions unit grew 54.8% to $489.4 million in the first quarter of fiscal 2001 over the same period of fiscal 2000. The increase in net sales primarily resulted from an overall increase in the average memory densities incorporated into the standard memory products and from stronger sales of specialty memory modules and embedded computer boards and systems. The increase in net sales was partially offset by declines in average selling prices of memory components.

Global Services

Net sales from our global services unit increased to $62.9 million in the first quarter of fiscal 2001 from $44.6 million in the same period of fiscal 2000. The increase of 41.0% was due primarily to stronger demand and to the acquisitions of Nortel and Bluegum service facilities.

International Sales

Net sales from our international sites, as a percentage of consolidated net sales, grew to 45.1% in the first quarter of fiscal 2001 compared to 36.9% in the same period of fiscal 2000. Our international operations are subject to various risks of doing business abroad. See "Risk Factors" for additional factors relating to possible fluctuations of our international operating results. While these dynamics have not materially harmed our results of operations, we cannot ensure that there will not be such an impact in the future.

Major Customers

The following table details major customers and the percentage of net sales attributed to them.

                                         Three Months Ended
                                           November 30,
                                       --------------------
                                          2000       1999
                                       ---------  ---------
Ericsson ............................      14.8%     --
Cisco................................      12.7%      10.9%
Nortel ..............................      12.3%     --

________________

Our top 10 customers accounted for approximately 77.8% and 68.5%, respectively, of consolidated net sales in the first quarters of fiscal 2001 and 2000. We depend on continued revenues from Ericsson, Cisco and Nortel as well as our other top 10 customers. We cannot guarantee that these or any other customers will not increase or decrease as a percentage of consolidated net sales either individually or as a group. Consequently, any material decrease in sales to these or other customers could materially harm Solectron's results of operations.

We believe that our ability to grow depends on increasing sales to existing customers for their current and future products generations, on successfully attracting new customers and on geographic expansion. Customer contracts can be canceled and volume levels can be changed or delayed. The timely replacement of delayed, canceled or reduced orders with new business cannot be ensured. In addition, we cannot ensure that any of our current customers will continue to utilize our services. Because of these factors, we cannot ensure that our historical revenue growth rate will continue.

Gross Profit

The gross margin decreased to 8.5% for the first quarter of fiscal 2001, compared with 9.8% for the same period of fiscal 2000. Our gross margin continued to be affected by manufacturing inefficiencies due to higher-than-normal costs associated with the additional manpower required in the materials management area. In the current quarter, we sustained the improvement in shipment linearity that we gained in the fourth quarter of prior year. While the constricted supply of components in the electronics industry began to ease late in the quarter, we did continue to experience spot shortages of parts resulting in production control inefficiencies.

For our manufacturing and operations unit, we anticipate that a larger percentage of our sales may be derived from systems-build projects, which generally yield lower profit margins than PCB assemblies. We expect most of our technology solutions sales may continue to be derived from turn-key projects, which typically yield lower profit margins than consignment projects. In addition, factors affecting technology solutions profit margins include the sales mix of specialty memory modules, standard memory modules, communication card products and embedded computer modules, as well as changes in average memory densities used in memory products. Currently, a significant majority of net sales are derived from the sales of standard memory modules, which typically have lower profit margins than specialty memory modules.

In the foreseeable future, our overall gross margin will depend primarily on product mix, production efficiencies, utilization of manufacturing capacity, start-up and integration costs of new and acquired businesses, percentage of sales derived from systems-build and turn-key projects, pricing within the electronics industry, component costs and delivery linearity, and the cost structure at individual sites. Over time, gross margins at the individual sites and for Solectron as a whole may continue to fluctuate. Increases in the systems-build business or turn-key projects, additional costs associated with new projects and price erosion within the electronics industry could harm our gross margin.

In addition, we have experienced component shortages. While component availability fluctuates from time to time and is still subject to lead-time and other constraints, this could possibly limit our net profit growth and might have a negative impact on our sales and gross margins for the foreseeable future. Therefore, we cannot ensure that our gross margin will not fluctuate or decrease in future periods.

Selling, General and Administrative Expenses

In absolute dollars, selling, general and administrative (SG&A) expenses increased 77.9% for the first quarter of fiscal 2001 over the same period of fiscal 2000. As a percentage of net sales, SG&A expenses were 3.3% and 3.8%, respectively, for the first quarter in fiscal 2001 and 2000. The increase in absolute dollars for the first quarter of fiscal 2001 primarily resulted from higher human resource costs, information systems costs, and sales and marketing costs to support sales growth. The decline as a percentage of net sales reflects our on-going effort to manage operating expenses relative to sales growth and gross margin levels. We anticipate SG&A expenses will increase in terms of absolute dollars in the future, and may possibly increase as a percentage of revenue, as we continue to invest in infrastructure, including marketing, sales, supply-base management and information systems to support the increasing size and complexity of our business.

Research and Development Expenses

With the exception of our technology solutions unit, our research and development (R&D) activities have been focused primarily on developing prototype and engineering design capabilities, fine pitch interconnecting technologies (including ball-grid array, tape-automated bonding, multichip modules, chip-on-flex, chip-on-board and flip chip), high-reliability environmental stress test technology and the implementation of environmentally friendly assembly processes such as VOC-free and no-clean. Technology solutions' R&D efforts are concentrated on new product development and improvement of product designs through improvements in functionality and the use of microprocessors in embedded applications.

In absolute dollars, R&D expenses increased 22.4% in the first quarter of fiscal 2001 over the same period of fiscal 2000. As a percentage of net sales, R&D expenses were 0.3% and 0.5%, respectively, for the first quarter in fiscal 2001 and fiscal 2000. The increase in absolute dollars in R&D expenses in the first quarter of fiscal 2001 was primarily due to the technology solution unit's focused efforts to develop and improve its products. We expect R&D expenses will increase in absolute dollars in the future and may increase as a percentage of net sales as SMART and Force continue to invest in their R&D efforts and additional R&D projects are undertaken at certain sites.

Net Interest Income (Expense)

Net interest income was $3.9 million for the first quarter of fiscal 2001 compared to net interest income of $11.4 million in the same period of fiscal 2000. The decrease in net interest income in the first quarter of fiscal 2001 primarily resulted from a lower average cash balance during the quarter, since our cash reserve from the prior quarter was deployed to support business growth. The lower interest rate during the quarter also contributed to the decrease in interest income. However, the decrease was partially offset by interest earned on the proceeds received from the 3.25% zero-coupon convertible senior notes and proceeds received from the issuance of 35 million shares of common stock, which were received only 11 days before the quarter end.

Income Taxes

For the first quarter of fiscal 2001, income taxes increased to $89.7 million from $53.4 million in the same period of fiscal 2000. The increase was primarily due to increased income before income taxes. In general, the effective income tax rate is largely a function of the balance between income from domestic and international operations. Our international operations, taken as a whole, have been taxed at a lower rate than those in the United States, primarily due to a tax holiday granted to our sites in Malaysia. The Malaysian tax holiday is effective through January 31, 2002, subject to some conditions, including certain levels of research and development expenditures. Solectron has also been granted various tax holidays in China, that are effective for various terms and are subject to some conditions.

Cumulative Effect of Change in Accounting Principle

Statement of Position (SOP) 98-5, "Reporting on the Costs of Start-up Activities." This SOP requires companies to expense all costs incurred in connection with start-up activities. We recorded a cumulative effect of change in accounting principle of $3.5 million, net of $1.6 million tax benefit in the first quarter of fiscal 2000.

Liquidity and Capital Resources

Net working capital was $8.1 billion at November 30, 2000 compared, to $5.4 billion at the end of fiscal 2000. Cash, cash equivalents and short-term investments increased to $4.5 billion at November 30, 2000, from $2.4 billion at the end of fiscal 2000. The increase reflected the proceeds of approximately $1.5 billion from 3.25% yield zero-coupon convertible senior debt issued in November 2000 and issuance of 35 million shares of common stock for approximately $1.2 billion, partially offset by inventory purchases, capital expenditures of $248.9 million and the acquisition of Sony manufacturing assets.

Accounts receivable increased $541.5 million during the first quarter of fiscal 2001 over the fiscal year end 2000. The increase was due to growth in total net sales. Inventories increased $796.7 million during the first quarter of fiscal 2001 over the fiscal year end 2000. The increase in inventory levels was primarily due to strong business ramp-up programs and certain customers' requests to plan for higher than normal supply commitment levels.

As of November 30, 2000, we had available a $100 million unsecured multicurrency revolving line of credit that expires April 30, 2002. Borrowings under the credit facility bear interest, at our option, at either the bank's prime rate, the London interbank offering rate (LIBOR) plus a margin, or the bank's certificate of deposit (CD) rate plus a margin. The margin under the LIBOR or CD rate options will vary depending on Solectron's Standard & Poor's Corporation and/or Moody's Investor Services, Inc. rating for its long- term senior unsecured debt. This margin was 0.4% at November 30, 2000. Under the credit agreement, we must meet certain financial covenants. There were no borrowings outstanding under this line of credit as of November 30, 2000. In addition, we had approximately $72 million and $197 million, respectively, in committed and uncommitted foreign lines of credit and other bank facilities as of November 30, 2000. Borrowings were payable on demand. The interest rates ranged from the bank's prime lending rate to the bank's prime rate plus 2.0%. As of November 30, 2000, borrowings and guaranteed amounts under committed and uncommitted foreign lines of credit were $34 million and $110 million, respectively. The weighted-average interest rate was 5.5% for committed and 5.3% for uncommitted foreign lines of credit. Under these lines of credit agreements, we must meet certain financial covenants. We were in compliance with all of our line of credit financial covenants as of November 30, 2000.

We believe that our current cash and cash equivalents, short- term investments, line of credit and cash generated from operations will satisfy our expected working capital, capital expenditure, and investment requirements through at least the next 12 months.

RISK FACTORS

MOST OF OUR NET SALES COMES FROM A SMALL NUMBER OF CUSTOMERS; IF WE LOSE ANY OF THESE CUSTOMERS, OUR NET SALES COULD DECLINE SIGNIFICANTLY.

Most of our annual net sales come from a small number of our customers. Our 10 largest customers accounted for approximately 78% of net sales in the first quarter of fiscal 2001 and approximately 69% of net sales in the same period of fiscal 2000. Since we depend on continued net sales from our 10 largest customers, any material delay, cancellation or reduction of orders from these or other major customers could cause our net sales to decline significantly. Some of these customers individually account for more than 10 percent of our annual net sales. We cannot guarantee that we will be able to retain any of our 10 largest customers or any other accounts. In addition, our customers may materially reduce the level of services ordered from us at any time. This could cause a significant decline in our net sales and we may not be able to reduce the accompanying expenses at the same time. Moreover, our business, financial condition and results of operations will continue to depend significantly on our ability to obtain orders from new customers, as well as on the financial condition and success of our customers. Therefore, any adverse factors affecting any of our customers or their customers could have a material adverse effect on our business, financial condition and results of operations.

OUR LONG-TERM CONTRACTS DO NOT INCLUDE MINIMUM PURCHASE REQUIREMENTS.

Although we have long-term contracts with a few of our top 10 customers, including Ericsson, IBM and Nortel under which these customers are obligated to obtain services from us, not all of them are obligated to purchase any minimum amount of services. As a result, we cannot guarantee that we will receive any net sales from these contracts. In addition, customers which we have long-term contracts with may materially reduce the level of services ordered at any time. This could cause a significant decline in our net sales, and we may not be able to reduce our accompanying expenses at the same time.

POSSIBLE FLUCTUATION OF OPERATING RESULTS FROM QUARTER TO QUARTER COULD AFFECT THE MARKET PRICE OF OUR COMMON STOCK.

Our quarterly earnings may fluctuate in the future due to a number of factors including the following:

  Differences in the profitability of the types of manufacturing services we provide. For example, high-velocity and low-complexity PCB and systems assembly services have lower gross margins than low-volume, high-complexity PCB and systems assembly services;

  Our ability to maximize the use of our equipment and facilities depends on the duration of the production run time for each job and customer;

  The amount of automation we can use in the manufacturing process for cost reduction varies, depending upon the complexity of the product being made;

  Our ability to optimize the ordering of inventory as to timing and amount to avoid holding inventory in excess of immediate production needs;

  Fluctuations in demand for our services or the products being manufactured;

  Fluctuations in the availability and pricing of components;

  Timing of expenditures in anticipation of increased sales;

  Cyclicality in our target markets; and

  Expenses associated with acquisitions.

Therefore, our operating results in the future could be below the expectations of securities analysts and investors. If this occurs, the market price of our common stock could be harmed.

WE DEPEND UPON THE ELECTRONICS INDUSTRY, WHICH CONTINUALLY PRODUCES TECHNOLOGICALLY ADVANCED PRODUCTS WITH SHORT LIFE CYCLES; OUR INABILITY TO CONTINUALLY MANUFACTURE SUCH PRODUCTS COST EFFECTIVELY WOULD HARM OUR BUSINESS.

Most of our net sales are to companies in the electronics industry, which is subject to rapid technological change and product obsolescence. If our customers are unable to create products that keep pace with the changing technological environment, our customers' products could become obsolete and the demand for our services could decline significantly. If we are unable to offer technologically advanced, cost-effective, quick-response manufacturing services to customers, demand for our services would also decline. In addition, a substantial portion of our net sales is derived from our ability to offer complete service solutions for our customers. For example, if we fail to maintain high-quality design and engineering services, our net sales would significantly decline.

For our technology solutions business, we have experienced, and may in the future experience, delays from time to time in the development and introduction of new products. Moreover, we cannot ensure that we will be successful in selecting, developing, manufacturing and marketing new products or enhancements. We cannot ensure that defects or errors will not be found in our products after commencement of commercial shipments, which could delay the market acceptance of those products. The inability to introduce new products or enhancements could harm our business, financial condition and results of operations.

WE DEPEND ON A LIMITED OR SOLE SOURCE OF SUPPLIERS FOR CRITICAL COMPONENTS. THE INABILITY TO OBTAIN SUFFICIENT COMPONENTS AS REQUIRED WOULD CAUSE SALES REDUCTIONS.

We dependent on certain suppliers, including limited and sole source suppliers, to provide key components used in our products. We have experienced and may continue to experience delays in component deliveries, which could cause delays in product shipments and require the redesign of certain products. Also, for our technology solutions business, we depend on certain limited or sole source suppliers for critical components used for our memory module, communications card and embedded computer products. The electronics industry has experienced in the past, and may experience in the future, shortages in semiconductor devices, including DRAM, SRAM, flash memory, tantalum capacitors and other commodities that may be caused by such conditions as overall market demand surges or supplier production capacity constraints. Except for certain commodity parts, we generally have no written agreements with our suppliers. We cannot ensure that we will receive adequate component supplies on a timely basis in the future. The inability to continue to obtain sufficient components as required, or to develop alternative sources as required, could cause delays, disruptions or reductions in product shipments or require product redesigns, which could damage relationships with current or prospective customers, thereby causing sales reductions.

WE POTENTIALLY BEAR THE RISK OF PRICE INCREASES ASSOCIATED WITH POTENTIAL SHORTAGES IN THE AVAILABILITY OF ELECTRONICS COMPONENTS.

At various times, there have been shortages of components in the electronics industry. One of the services that we perform for many customers is purchasing electronics components used in the manufacturing of the customers' products. As a result of this service, we potentially bear the risk of price increases for these components if we are unable to purchase components at the pricing level anticipated to support the margins assumed in our agreements with our customers.

OUR NET SALES COULD DECLINE IF OUR COMPETITORS PROVIDE COMPARABLE MANUFACTURING SERVICES AND IMPROVED PRODUCTS AT A LOWER COST.

We compete with different contract manufacturers, depending on the type of service we provide or the location of our operations. The memory module, communications card and embedded computer subsystem industries are also intensely competitive. Competitors may have greater manufacturing, financial, R&D and/or marketing resources than we have. In addition, we may not be able to offer prices as low as some of our competitors because those competitors may have lower cost structures as a result of their geographic location or the services they provide. Our inability to provide comparable or better manufacturing services at a lower cost than our competitors could cause our net sales to decline. We also expect our competitors to continue to improve the performance of their current products or services, to reduce their current products or service sales prices and to introduce new products or services that may offer greater performance and improved pricing. Any of these could cause a decline in sales, loss of market acceptance of our products or services, or profit margin compression.

WE DEPEND ON THE MEMORY MODULE PRODUCT MARKET.

Most of our technology solutions net sales is derived from memory modular products. The market for these products is characterized by frequent transitions in which products rapidly incorporate new features and performance standards. A failure to develop products with required feature sets or performance standards or a delay as short as a few months in bringing a new product to market could reduce our net sales which may have a material adverse effect on our business, financial condition and results of operations. In addition, the market for semiconductor memory devices has been cyclical. The industry has experienced significant economic downturns at various times, characterized by diminished product demand, excess production, and accelerated erosion of average selling prices. In the past, there have been significant declines in the prices for DRAM, SRAM and flash memory. Similar occurrences in the future would reduce our profit.

WE DEPEND ON THE CONTINUING TREND OF OEMs TO OUTSOURCE.

A substantial factor in our revenue growth is attributable to the transfer of manufacturing and supply base management activities from our OEM customers. Future growth depends partially on new outsourcing opportunities. To the extent that these opportunities are not available, our future growth would be unfavorably impacted. These outsourcing opportunities may include the transfer of assets such as facilities, equipment and inventory.

IF WE ARE UNABLE TO MANAGE OUR RAPID GROWTH AND ASSIMILATE NEW OPERATIONS COST EFFECTIVELY, OUR PROFITABILITY COULD DECLINE.

We have experienced rapid growth over many years. Our historical growth may not continue. In recent years we have established operations throughout the world. For example, in fiscal 1998, we opened offices in Taipei, Taiwan; Norrkoping and Stockholm, Sweden; and commenced manufacturing operations in Guadalajara, Mexico; Suzhou, China; and Timisoara, Romania. Also in fiscal 1998, we acquired facilities in Sao Paulo, Brazil, and Dublin, Ireland. Furthermore, through acquisitions in fiscal 1998 and 1999, we added facilities in Columbia, South Carolina; Memphis, Tennessee; and enhanced our capabilities in Charlotte, North Carolina; Austin, Texas; and Milpitas, California.

In fiscal 2000, we completed acquisitions of AMERICOM, SMART and Bluegum Group, each of which was accounted for as a pooling of interests. Through additional acquisitions, we also acquired facilities in Aguadilla, Puerto Rico; Monterrey, Mexico; Calgary, Canada; Longuenesse, France; Ostersund, Sweden; Cwmcarn, Wales; Pont de Buis and Douarnenez, France; Monkstown, Northern Ireland; and Liverpool, Wangaratta, Melbourne, Sydney and North Melbourne, Australia.

On October 18, 2000 we signed a definitive agreement to acquire certain assets associated with two Sony manufacturing facilities, Sony Nakaniida Corporation in Miyagi, Japan and Sony Industries Taiwan in Kaohsiung, Taiwan. On October 31, 2000, we signed a definitive agreement to commence an offer to purchase all outstanding shares of NEL. Our tender offer to acquire all of NEL's shares and bonds closed on January 5, 2001, with tendered shares of 99 percent of the issued share capital of NEL and tendered bonds of 99 percent of outstanding principal amount of bonds. By exceeding the 90 percent threshold, Solectron will acquire the remaining shares of NEL through compulsory acquisition, under Singapore law. Once that step is completed, NEL will become a wholly owned subsidiary of Solectron and will be de-listed from the Main Board of the Singapore Stock Exchange.

Our expansion and growth places a heavy strain on our personnel and management, manufacturing and other resources. Our ability to manage the expansion to date, as well as any future expansion, will require progressive increases in manufacturing capacity, enhancements or upgrades of accounting and other internal management systems, and implementation of various procedures and controls. We cannot ensure that significant problems in these areas will not occur. Any failure to enhance or expand these systems and implement such procedures and controls in an efficient manner and at a pace consistent with our business activities could harm our financial condition and results of operations. Also, in order to achieve anticipated revenue and other financial performance targets, we will continue to be required to manage our assets and operations efficiently. In addition, should we continue to expand geographically, we may experience certain inefficiencies from the management of geographically dispersed facilities.

As we manage and continue to expand new operations, we may incur substantial infrastructure and working capital costs. If we do not achieve sufficient growth to offset increased expenses associated with rapid expansion, our profitability would decline.

WE NEED TO SUCCESSFULLY INTEGRATE OUR ACQUISITIONS TO MAINTAIN PROFITABILITY.

As we expand our operations through acquisitions and continue to evaluate acquisition opportunities, we may pursue additional acquisitions over time. These acquisitions involve risks, including:

  Integration and management of the operations;

  Retention of key personnel;

  Integration of purchasing operations and information systems;

  Retention of the customer base of acquired businesses;

  Management of an increasingly larger and more geographically disparate business; and

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

OUR NON-U.S. LOCATIONS REPRESENT A SIGNIFICANT AND GROWING PORTION OF OUR NET SALES; WE ARE INCREASINGLY EXPOSED TO RISKS ASSOCIATED WITH OPERATING INTERNATIONALLY.

In the first quarter of fiscal 2001, approximately 45% of net sales came from sites outside the United States, while approximately 37% of net sales came from sites outside the United States in the same period of fiscal 2000. As a result of our foreign sales and facilities, our operations are subject to a variety of risks unique to international operations, including the following:

  Adverse movement of foreign currencies against the U.S. dollar in which our results are reported;

  Import and export duties, and value added taxes;

  Import and export regulation changes that could erode our profit margins or restrict exports;

  Potential restrictions on the transfer of funds;

  Inflexible employee contracts in the event of business downturns; and

  The burden and cost of complying with foreign laws.

In addition, we have operations in several emerging or developing economies that have a potential for higher risk. The risks associated with these economies include but are not limited to currency volatility and other economic or political risks. In the future, these factors may harm our results of operations. Solectron locations in emerging or developing economies include Mexico, Brazil, China, Malaysia and Romania. As of November 30, 2000, we recorded $163.9 million in cumulative foreign exchange translation losses on our balance sheet, primarily due to the devaluation of the Brazilian real. While, to date, these factors have not had a significant adverse impact on our results of operations, we cannot ensure that there will not be such an impact. Furthermore, while we may adopt measures to reduce the impact of losses resulting from volatile currencies and other risks of doing business abroad, we cannot ensure that such measures will be adequate.

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

We have been granted a tax holiday effective through January 31, 2002, subject to some conditions, for our Malaysian sites. We have also been granted various tax holidays in China. These tax holidays are effective for various terms and are subject to some conditions. It is possible that the current tax holidays will be terminated or modified or that future tax holidays that we may seek will not be granted. If the current tax holidays are terminated or modified, or if additional tax holidays are not granted in the future, our effective income tax rate would likely increase.

WE ARE EXPOSED TO FLUCTUATIONS IN FOREIGN CURRENCY EXCHANGE RATES.

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

As of November 30, 2000, the majority of the foreign currency hedging contracts were scheduled to mature in less than three months and there were no material deferred gains or losses. In addition, our international operations in some instances act as a natural hedge because both operating expenses and a portion of sales are denominated in local currency. In these instances, including our current experience involving the devaluation of the Brazilian real, although an unfavorable change in the exchange rate of a foreign currency against the U.S. dollar would result in lower sales when translated to U.S. dollars, operating expenses would also be lower in these circumstances. Also, since less than 14% of our net sales are denominated in currencies other than U.S. dollar, we do not believe our total exposure is significant.

We have currency exposures arising from both sales and purchases denominated in currencies other than the functional currency of our sites. Fluctuations in the rate of exchange between the currency of the exposure and the functional currency of our site could seriously harm our business, operating results and financial condition. For example, an increase in the rate at which a foreign currency is exchanged for U.S. dollars would require more of the foreign currency to equal a specified amount of U.S. dollars than before the rate increase. In such cases, and if we price our products and services in the foreign currency, we would receive less in U.S. dollars than we did before the rate increase went into effect. If we price our products and services in U.S. dollars and competitors price their products in local currency, an increase in the relative strength of the U.S. dollar could result in our prices being uncompetitive in markets where business is transacted in the local currency.

WE ARE EXPOSED TO INTEREST RATE FLUCTUATIONS.

The primary objective of our investment activities is to preserve principal and at the same time, maximize yields without significantly increasing risk. To achieve this objective, we maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including both government and corporate obligations, certificates of deposit and money market funds. As of November 30, 2000, approximately 97% of our total portfolio was scheduled to mature in less than six months. In addition, our investments are diversified and of relatively short maturity.

The following table presents the amounts of our cash equivalents and short-term investments that are subject to interest rate risk by calendar year of expected maturity and weighted average interest rates as of November 30, 2000:

	Expected Maturity
	2001	2002	Total	Fair Value
	(amounts in millions)
Cash equivalents and short-term investments	$3,876.4	$ 9.7	$3,886.1	$3,886.1
Average interest rate	6.48%	6.64%

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

WE MAY NOT BE ABLE TO ADEQUATELY PROTECT OR ENFORCE OUR INTELLECTUAL PROPERTY RIGHTS; AND WE COULD BECOME INVOLVED IN INTELLECTUAL PROPERTY DISPUTES.

Our ability to effectively compete may be affected by our ability to protect our proprietary information. We hold a number of patents and other license rights. These patent and license rights may not provide meaningful protection for our manufacturing processes and equipment innovations. On June 23, 1999, we were served, along with 87 other companies including SMART, as a defendant in a lawsuit brought by the Lemelson Medical, Education & Research Foundation. The lawsuit alleges that we have infringed certain of the plaintiff's patents relating to machine vision and bar-code technology. We believe we have meritorious defenses to these allegations and do not expect this litigation to materially impact our financial condition or results of operations. In the semiconductor, computer, telecommunications and networking industries, companies receive notices from time to time alleging infringement of patents, copyrights or other intellectual property rights, and litigation sometimes arises out of such notices. For example, in January of last year, SMART filed a lawsuit seeking to have declared invalid, and/or not infringed, three patents purportedly applicable to industry standard memory products, including those manufactured by SMART and the other manufacturers of these industry standard memory products. The owner of these patents brought a cross- complaint alleging patent infringement against SMART, and has also brought suit against several other memory product manufacturers alleging infringement of the three patents. We believe that SMART's memory products do not infringe any valid claims of any of the three patents at issue. Moreover, we have been and may from time to time continue to be notified of claims that we may be infringing patents, copyrights or other intellectual property rights owned by other third parties. The current litigation or any other litigation could result in substantial costs and diversion of resources and could have a material adverse effect on our business, financial condition and results of operations. In the future, third parties may assert infringement claims against us or our customers. In the event of an infringement claim, we may be required to spend a significant amount of money to develop a non-infringing alternative or to obtain licenses. We may not be successful in developing such an alternative or obtaining a license on reasonable terms, if at all. In addition, any such litigation could be lengthy and costly and could harm our financial condition.

FAILURE TO COMPLY WITH ENVIRONMENTAL REGULATIONS COULD HARM OUR BUSINESS.

As a company in the electronics manufacturing services industry, we are subject to a variety of environmental regulations relating to the use, storage, discharge and disposal of hazardous chemicals used during our manufacturing processes. Although we have never sustained any significant loss as a result of non-compliance with such regulations, any failure by us to comply with environmental laws and regulations could result in liabilities or the suspension of production. In addition, these laws and regulations could restrict our ability to expand our facilities or require us to acquire costly equipment or incur other significant costs to comply with regulations.

OUR STOCK PRICE MAY BE VOLATILE DUE TO FACTORS OUTSIDE OF OUR CONTROL.

Our stock price could fluctuate due to the following factors, among others:

  Announcements of operating results and business conditions by our customers;

  Announcements by our competitors relating to new customers, technological innovation or new services;

  Economic developments in the electronics industry as a whole;

  Political and economic developments in countries where we have operations; and

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

OUR ANTI-TAKEOVER DEFENSE PROVISIONS MAY DETER POTENTIAL ACQUIRORS AND MAY DEPRESS OUR STOCK PRICE.

Our certificate of incorporation and bylaws contain provisions that could make it more difficult for a third party to acquire, or may discourage a third party from attempting to acquire, control of Solectron. These provisions allow us to issue preferred stock with rights senior to those of our common stock and impose various procedural and other requirements that could make it more difficult for our stockholders to effect certain corporate actions.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 27 - 28 for factors related to fluctuations in the exchange rates of foreign currency and fluctuations in interest rates under "Risk Factors."

SOLECTRON CORPORATION AND SUBSIDIARIES

PART II. OTHER INFORMATION

Item 1: Legal Proceedings

SMART Modular Technologies, Inc. (SMART), a wholly owned subsidiary of Solectron Corporation, and certain of SMART's ex-officers and ex- directors have been named as defendants in six securities class action lawsuits filed in the United States District Court for the Northern District of California, Boren v. SMART Modular Technologies, Inc., et al., No. C 98 20692 JW (PVT) (filed July 1, 1998), Woszczak v. SMART Modular Technologies, Inc., et al., No. C 98 2617 JL (filed July 2, 1998), Bisson v. SMART Modular Technologies, Inc., et al., No. C 98 20714 JF (filed July 8, 1998), D'Amato v. SMART Modular Technologies, Inc., et al., No. C 98 2804 PJH (filed July 16, 1998), Cha v. SMART Modular Technologies, Inc., et al., No. C 98 2833 BZ (filed July 17, 1998) and Chang v. SMART Modular Technologies, Inc., et al., No. C 98 3151 SI (filed August 13, 1998) (collectively, the "Federal Actions"). The plaintiffs in the Federal Actions allege that defendants made material misrepresentations and omissions during the period from July 1, 1997 through May 21, 1998 in violation of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The Federal Actions were consolidated on October 9, 1998, and a consolidated complaint was filed on November 30, 1998 (the "Federal Complaint"). On November 2, 1999, defendants filed a motion to dismiss the Federal Complaint. This motion is pending.

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

None

Item 3: Defaults upon Senior Securities

None

Item 4: Submission of Matters to a Vote of Security Holders

The next Annual Meeting of Stockholders of Solectron Corporation will be held on Thursday, January 18, 2001, at 9 a.m., Pacific Standard Time, at the Westin Santa Clara, 5101 Great America Parkway, Santa Clara, California 98054. The following matters will be voted upon at this meeting:

    To elect 10 directors to serve for the ensuing year and until their successors are duly elected and qualified.

    To approve an amendment to the Company's Certificate of Incorporation increasing the number of authorized shares of Common Stock of the Company from 800 million to 1.6 billion shares.

    To amend the Company's 1992 Stock Option Plan to increase the number of shares reserved for issuance thereunder by 20 million shares.

    To ratify the appointment of KPMG LLP as independent auditors of the Company for fiscal year ending August 31, 2001.

    To transact such other business as may properly come before the meeting or any adjournment thereof.

Item 5: Other Information

None

Item 6: Exhibits and Reports on Form 8-K

(a) Exhibits

1.1* Purchase Agreement dated May 2, 2000 between the Registrant and Merrill Lynch, Pierce, Fenner & Smith Incorporated.

1.2** Purchase Agreement dated November 14, 2000 between the Registrant and Merrill Lynch, Pierce, Fenner & Smith Incorporated.

1.3** Purchase Agreement dated November 14, 2000 between the Registrant and Merrill Lynch, Pierce, Fenner & Smith Incorporated.

4.1* Supplemental Indenture dated May 8, 2000 between the Registrant and State Street Bank and Trust Company of California, N.A. as Trustee.

4.2** Supplemental Indenture dated November 20, 2000 between the Registrant and State Street Bank and Trust Company of California, N.A. as Trustee.

Footnotes:

* Incorporated by reference to the Exhibits to the current report on Form 8-K filed May 16, 2000.

** Incorporated by reference to the Exhibits to the current report on Form 8-K filed November 21, 2000.
(b) Reports on Form 8-K

On September 6, 2000, Solectron filed a Current Report on Form 8-K to include (i) the audited consolidated financial statements of Solectron and subsidiaries as of August 31, 1999 and 1998 and for each of the years in the three-year period ended August 31, 1999 and (ii) the unaudited condensed consolidated financial statements of Solectron and subsidiaries as of May 31, 2000 and 1999, and for the nine-month periods ended May 31, 1999 and 1998, giving retroactive effect to the acquisitions of AMERICOM and Bluegum, which were accounted for as pooling of interests.

On November 7, 2000, Solectron filed a Current Report on Form 8-K updating its guidance on sales and earnings per share for fiscal year 2000 due to the Company's announcement that (i) it entered into a joint cooperative agreement to acquire two manufacturing facilities from Sony Corporation and to provide Sony with manufacturing and supply-chain services and (ii) it intends to make a voluntary cash offer to purchase all outstanding common shares of NatSteel Electronics, the sixth-largest electronics manufacturing services company.

On November 21, 2000, Solectron filed a Current Report on Form 8-K regarding its completion of the sale of its $2,900,000 aggregate principal amount of maturity of Liquid Yield Option ™ Notes (Zero Coupon-Senior) due 2020 under an effective registration statement filed with the Securities and Exchange Commission.

SOLECTRON CORPORATION

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOLECTRON CORPORATION

(Registrant)
Date: January 10, 2001

By:	/s/ Susan Wang

Susan S. Wang
Senior Vice President, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number Description

1.1* Purchase Agreement dated May 2, 2000 between the Registrant and Merrill Lynch, Pierce, Fenner & Smith Incorporated.

1.2** Purchase Agreement dated November 14, 2000 between the Registrant and Merrill Lynch, Pierce, Fenner & Smith Incorporated.

1.3** Purchase Agreement dated November 14, 2000 between the Registrant and Merrill Lynch, Pierce, Fenner & Smith Incorporated.

4.1* Supplemental Indenture dated May 8, 2000 between the Registrant and State Street Bank and Trust Company of California, N.A. as Trustee.

4.2** Supplemental Indenture dated November 20, 2000 between the Registrant and State Street Bank and Trust Company of California, N.A. as Trustee.

Footnotes:

* Incorporated by reference to the Exhibits to the current report on Form 8-K filed May 16, 2000.

** Incorporated by reference to the Exhibits to the current report on Form 8-K filed November 21, 2000.