Form 10-Q
period 2001-03-02
SOLECTRON CORP
filed 2001-04-13
CIK 835541

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (MARK ONE)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 2, 2001

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

At April 10, 2001, 653,250,246 shares of Common Stock of the Registrant were outstanding.

SOLECTRON CORPORATION
Report On Form 10-Q For The
Quarter Ended February 28, 2001
INDEX

PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SOLECTRON CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions)

                                                        February 28,   August 31,
                                                           2001          2000
                                                       ------------  ------------
                                                       (unaudited)
ASSETS
Current assets:
  Cash, cash equivalents and short-term investments.. $    1,819.1  $    2,434.1
  Accounts receivable, net...........................      3,187.8       2,146.3
  Inventories........................................      4,882.5       3,787.3
  Prepaid expenses and other current assets..........        306.2         260.5
                                                       ------------  ------------
    Total current assets.............................     10,195.6       8,628.2
Net property and equipment...........................      1,564.0       1,080.4
Other assets.........................................        934.0         627.4
Goodwill.............................................      1,911.4          39.6
                                                       ------------  ------------
Total assets......................................... $   14,605.0  $   10,375.6
                                                       ============  ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Short-term debt.................................... $      355.1  $       69.2
  Accounts payable...................................      2,675.1       2,694.1
  Accrued employee compensation......................        173.4         179.8
  Accrued expenses...................................        275.2         262.5
  Other current liabilities..........................        519.3          11.2
                                                       ------------  ------------
    Total current liabilities........................      3,998.1       3,216.8
Long-term debt.......................................      4,949.1       3,319.5
Other long-term liabilities..........................         68.7          37.2
                                                       ------------  ------------
    Total liabilities................................      9,015.9       6,573.5
                                                       ------------  ------------
Committments

Stockholders' equity:
  Common stock.......................................          0.7           0.6
  Additional paid-in capital.........................      3,769.1       2,259.1
  Retained earnings..................................      1,967.7       1,656.8
  Accumulated other comprehensive losses.............       (148.4)       (114.4)
                                                       ------------  ------------
     Total stockholders' equity......................      5,589.1       3,802.1
                                                       ------------  ------------
Total liabilities and stockholders' equity........... $   14,605.0  $   10,375.6
                                                       ============  ============

See accompanying notes to condensed consolidated financial statements.

SOLECTRON CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share data)
(Unaudited)

                                          Three Months Ended           Six Months Ended
                                       February 28,  February 29,  February 28,  February 29,
                                         2001          2000          2001          2000
                                      ------------  ------------  ------------  ------------
Net sales........................... $    5,418.5  $    2,921.7  $   11,114.0  $    5,756.3
Cost of sales.......................      4,930.3       2,641.8      10,141.1       5,199.4
                                      ------------  ------------  ------------  ------------
Gross profit........................        488.2         279.9         972.9         556.9
Operating expenses:
  Selling, general and
    administrative..................        189.1         102.4         377.7         208.1
  Research and development..........         18.3          14.3          36.3          29.0
  Goodwill amortization expense.......       33.8           1.3          35.5           2.6
  Acquisition and
    restructuring costs...............       54.5          26.2          54.5          26.2
                                      ------------  ------------  ------------  ------------
      Operating income..............        192.5         135.7         468.9         291.0
Interest income.....................         36.6          20.4          73.2          43.4
Interest expense....................        (47.1)        (12.3)        (79.8)        (23.9)
                                      ------------  ------------  ------------  ------------
Income before income taxes
  and cumulative effect of
  change in accounting principle....        182.0         143.8         462.3         310.5
Income tax expense..................         60.1          47.1         149.8         100.5
                                      ------------  ------------  ------------  ------------
Income before cumulative
  effect of change in
  accounting principle..............        121.9          96.7         312.5         210.0
Cumulative effect of change
  in accounting principle
  for start-up costs, net of
  $1.6 income tax benefit...........            --            --            --         (3.5)
                                      ------------  ------------  ------------  ------------
     Net income..................... $      121.9  $       96.7  $      312.5  $      206.5
                                      ============  ============  ============  ============
Basic net income per share:
 Income before cumulative
  effect of change in
  accounting principle.............. $       0.19  $       0.16  $       0.50          0.35
 Cumulative effect of change
  in accounting principle...........            --            --            --        (0.01)
                                      ------------  ------------  ------------  ------------
                                     $       0.19  $       0.16  $       0.50          0.34
                                      ============  ============  ============  ============
 Diluted net income per share:
  Income before cumulative
   effect of change in
   accounting principle............. $       0.18  $       0.16  $       0.48          0.34
  Cumulative effect of change
   in accounting principle..........            --            --            --        (0.01)
                                      ------------  ------------  ------------  ------------
                                     $       0.18  $       0.16  $       0.48          0.33
                                      ============  ============  ============  ============
Shares used to compute
 net income per share:
     Basic..........................        648.4         597.5         628.6         596.1
                                      ============  ============  ============  ============

     Diluted........................        664.3         623.5         722.0         622.4
                                      ============  ============  ============  ============

See accompanying notes to condensed consolidated financial statements.

SOLECTRON CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

                                             Three Months Ended           Six Months Ended
                                          February 28,  February 29,  February 28,  February 29,
                                            2001          2000          2001          2000
                                         ------------  ------------  ------------  ------------
Net income............................. $      121.9  $       96.7         312.5         206.5
Other comprehensive income (loss):
 Foreign currency translation
  adjustments, net of income
  tax expense of $0.5 and $0.2
  for the three- and  six-month
  periods in fiscal 2001 ..............         15.1           4.5         (29.1)        (12.8)
 Unrealized gain (loss) on investments
  and derivatives, net of income
  tax benefit of $1.0 and $2.8
  for the three- and six-month
  periods in fiscal 2001 ..............          0.9          (0.6)         (4.7)         (0.8)
                                         ------------  ------------  ------------  ------------
Comprehensive income................... $      137.9  $      100.6         278.7         192.9
                                         ============  ============  ============  ============

_____________________

Accumulated foreign currency translation losses were $148.8 million at February 28, 2001 and $119.6 million at August 31, 2000. The foreign currency translation losses for fiscal year 2000 and for the six months ended February 28, 2001 primarily resulted from the unrealized losses on dollar- denominated debt held by certain foreign subsidiaries. Most of Solectron's foreign currency translation adjustment amounts relate to investments that are permanent in nature, no adjustment for income taxes is made. Accumulated unrealized gain on investments and derivatives was $0.5 million at February 28, 2001, and $5.2 million at August 31, 2000.

See accompanying notes to condensed consolidated financial statements.

SOLECTRON CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

                                                               Six Months Ended
                                                           February 28,   February 29,
                                                             2001           2000
                                                          -----------    -----------
Cash flows from operating activities:
  Net income............................................ $     312.5    $     206.5
  Adjustments to reconcile net income to net cash
   used in operating activities:
     Depreciation and amortization......................       231.2          104.7
     Amortization of debt issuance costs and accretion
      of discount on notes payable......................        71.4           13.5
     Tax benefit associated with the
      exercise of stock options.........................        36.5           22.2
     Cumulative effect of change in accounting
      principle for start-up costs......................           --           3.5
     Adjustment to conform fiscal year ends of pooled
      acquisitions......................................           --         (12.2)
     Loss on disposal of property and equipment.........         5.5           (5.2)
     Other..............................................        13.1            4.2
     Changes in operating assets and liabilities:
       Accounts receivable..............................      (694.3)        (217.3)
       Inventories......................................      (672.5)        (625.9)
       Prepaid expenses and other current assets........       (12.1)         (59.4)
       Accounts payable.................................      (374.7)         271.7
       Accrued expenses and other
        current liabilities.............................       406.7           (3.6)
                                                          -----------    -----------
     Net cash used in
       operating activities.............................      (676.7)        (297.3)
                                                          -----------    -----------
Cash flows from investing activities:
  Sales and maturities of short-term investments........       921.6          547.4
  Purchases of short-term investments...................      (376.6)        (869.8)
  Purchase of NatSteel Electronics Ltd, net of cash acqu    (2,389.5)             --
  Acquisition of manufacturing assets and locations.....       (83.5)         (68.5)
  Capital expenditures..................................      (414.6)        (196.0)
  Proceeds from sale of property and equipment..........        74.5           61.7
  Other.................................................      (157.3)          (9.8)
                                                          -----------    -----------
     Net cash used in investing
      activities........................................    (2,425.4)        (535.0)
                                                          -----------    -----------
Cash flows from financing activities:
  Net proceeds from bank lines of credit................        99.1           27.7
  Repayment of borrowings under bank lines of credit....       (66.8)             --
  Net proceeds from long-term debt......................     1,535.5           24.7
  Principal payments on long-term debt..................        (5.3)             --
  Net proceeds from stock issued under
   option and employee purchase plans...................        44.6           30.2
  Net proceeds from issuance of common stock............     1,429.0           17.8
  Other.................................................        12.6            5.8
                                                          -----------    -----------
    Net cash provided by financing
    activities..........................................     3,048.7          106.2
                                                          -----------    -----------
Effect of exchange rate changes on
 cash and cash equivalents..............................       (16.5)          (8.3)
                                                          -----------    -----------
Net decrease in cash and cash equivalents...............       (69.9)        (734.4)
Cash and cash equivalents at beginning of period........     1,475.5        1,428.1
                                                          -----------    -----------
Cash and cash equivalents at
 end of period.......................................... $   1,405.6    $     693.7
                                                          ===========    ===========
SUPPLEMENTAL DISCLOSURES
Cash paid during the period:
   Income taxes......................................... $     130.4    $      64.1
   Interest............................................. $      11.0    $       6.5

See accompanying notes to condensed consolidated financial statements.

SOLECTRON CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

NOTE 1 - Basis of Presentation

The accompanying unaudited condensed consolidated balance sheet as of February 28, 2001, and the related unaudited condensed consolidated statements of income, comprehensive income and cash flows for the three- and six-months ended February 28, 2001 and February 29, 2000, have been prepared on substantially the same basis as the annual consolidated financial statements. Management believes the financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company's financial position, operating results and cash flows for the periods presented. The condensed consolidated balance sheet as of August 31, 2000 was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended August 31, 2000, included in the Company's Annual Report to Stockholders.

The Company's second quarter of fiscal 2001 ended March 2, 2001, its second quarter of fiscal 2000 ended February 25, 2000 and its 2000 fiscal year ended August 25, 2000. For clarity of presentation, the Company has indicated its second fiscal quarters as having ended February 28, 2001 and February 29, 2000, and its fiscal year ended August 31, 2000.

NOTE 2 - Inventories

Inventories consisted of (in millions):

                                                  February 28,  August 31,
                                                     2001         2000
                                                 -----------  -----------
          Raw materials........................ $   3,731.8  $   3,043.0
          Work-in-process......................       642.0        558.9
          Finished goods.......................       508.7        185.4
                                                 -----------  -----------
          Total................................ $   4,882.5  $   3,787.3
                                                 ===========  ===========

NOTE 3 - Net Income Per Share

The following table sets forth the computation of basic and diluted net income per share for the three- and six-month periods ended February 28, 2001 and February 29, 2000.

                                              Three Months Ended        Six Months Ended
                                          February 28, February 29, February 28, February 29,
                                             2001         2000         2001         2000
                                          -----------  -----------  -----------  -----------
                                                     (in millions, except per share data)

Income before cumulative
  effect of change in
  accounting principle.................. $     121.9  $      96.7 $      312.5 $      210.0
Cumulative effect of change
  in accounting principle,
  net of tax ...........................        --           --           --          (3.50)
Interest expense from convertible
  subordinated notes net of taxes.......        --           --           31.5         --
                                          -----------  -----------  -----------  -----------
Net income - diluted.................... $     121.9  $      96.7 $      344.0 $      206.5
                                          ===========  ===========  ===========  ===========

Weighted average shares - basic.........       648.4        597.5        628.6        596.1
Common shares issuable upon
  exercise of stock options.............        15.9         26.0         19.0         26.3
Common shares issuable upon conversion
  of subordinated notes.................        --           --           74.4         --
                                          -----------  -----------  -----------  -----------
Weighted average shares
  diluted...............................       664.3        623.5        722.0        622.4
                                          ===========  ===========  ===========  ===========

Basic net income per share:
 Income before cumulative
   effect of change in
   accounting principle................. $      0.19  $      0.16 $       0.50 $       0.35
 Cumulative effect of change
   in accounting principle..............        --           --           --          (0.01)
                                          -----------  -----------  -----------  -----------
    Net income per share................ $      0.19  $      0.16 $       0.50 $       0.34
                                          ===========  ===========  ===========  ===========

Diluted net income per share:
 Income before cumulative
   effect of change in
   accounting principle................. $      0.18  $      0.16 $       0.48 $       0.34
 Cumulative effect of change
   in accounting principle..............        --           --           --          (0.01)
                                          -----------  -----------  -----------  -----------
     Net income per share............... $      0.18  $      0.16 $       0.48 $       0.33
                                          ===========  ===========  ===========  ===========

For the three- and six-month periods ended February 28, 2001, the exercise prices for 14.7 million and 8.4 million options, respectively, were greater than the average market prices of these options, which were priced at $33.71 and $38.31, respectively. Consequently, these options were not included in the calculation because the effect would have been antidilutive. For the comparable periods in fiscal 2000, the exercise prices for 1.3 million option shares for both of these periods were greater than the average market price of $41.29 and $39.82, respectively, and were not included in the calculation because the effect would have been antidilutive.

In addition, the calculation for the three- and six-month periods ended February 28, 2001, did not include the 108.6 million and 18.4 million, respectively, common shares issuable upon conversion of the zero-coupon senior convertible notes, as the effect would have been antidilutive. For the comparable periods in fiscal 2000, the calculation did not include the 24.7 million common shares issuable upon conversion of the zero-coupon senior convertible notes, as the effect would have been antidilutive.

NOTE 4 - Commitments

Solectron leases various facilities under operating lease agreements. The facility leases outstanding on February 28, 2001 expire at various dates through 2004. All such leases require Solectron to pay property taxes, insurance and normal maintenance costs. Payments of some leases are periodically adjusted based on LIBOR rates. Certain leases for Solectron's facilities, including Fremont, Milpitas and San Jose, California; Everett, Washington; Suwanee, Georgia; Columbia, South Carolina; and Nakaniida, Japan, provide Solectron with an option at the end of the lease term to either acquire the property at its original cost or arrange for the property to be acquired. In the event Solectron does not purchase the properties or reach an agreement with the lessor to extend the lease at the end of the respective lease terms, Solectron is contingently liable under a first loss clause for a decline in market value of such leased facilities up to 85% of the original costs, or approximately $359 million in total as of February 28, 2001. Under such agreements, the Company must also maintain compliance with financial covenants similar to its credit facilities. As of February 28, 2001, Solectron was in compliance with all of its lease facility financial covenants.

Additionally, Solectron periodically enters into lease arrangements with third-party leasing companies under which it sells fixed assets and leases them back from the leasing companies. Solectron accounts for these leases as operating leases.

NOTE 5 - Segment Information

The Company operates as three strategic business units - manufacturing and operations, technology solutions, and global services. Each business unit has its own president and support staff. Solectron's management uses an internal management reporting system, which provides important financial data to evaluate performance and allocate resources for the three business units. Certain corporate expenses were allocated to these operating segments and were included for performance evaluation. Some amortization expenses were also allocated to these business units, but the related intangible assets were not allocated. The accounting policies for the segments were the same as for Solectron taken as a whole.

Segment information by business units and geography for the three- and six-month periods ended February 28, 2001 and February 29, 2000, was as follows:

                                     Three Months Ended            Six Months Ended
                                  February 28,  February 29,    February 28,  February 29
                                     2001          2000            2001          2000
                                 ------------  ------------    ------------  ------------
                                                        (in millions)
Net sales:
 Manufacturing and operations.. $    5,044.7  $    2,518.5    $   10,187.6  $    4,992.2
 Technology solutions..........        298.8         355.8           788.5         672.1
 Global services...............         75.0          47.4           137.9          92.0
                                 ------------  ------------    ------------  ------------
                                $    5,418.5  $    2,921.7    $   11,114.0  $    5,756.3
                                 ============  ============    ============  ============
Depreciation and amortization:
 Manufacturing and operations.. $      135.0  $       40.4    $      210.5  $       80.6
 Technology solutions..........          7.7           6.9            14.6          14.5
 Global services...............          3.3           2.6             6.1           9.6
                                 ------------  ------------    ------------  ------------
                                $      146.0  $       49.9    $      231.2  $      104.7
                                 ============  ============    ============  ============
Interest income:
 Manufacturing and operations.. $        5.1  $        1.5    $        7.7  $        3.9
 Technology solutions..........          0.6           1.2             1.1           3.1
 Global services...............            --            --            0.1             --
 Corporate.....................         30.9          17.7            64.3          36.4
                                 ------------  ------------    ------------  ------------
                                $       36.6  $       20.4    $       73.2  $       43.4
                                 ============  ============    ============  ============
Interest expense:
 Manufacturing and operations.. $        6.5  $        1.5    $        9.1  $        2.3
 Technology solutions..........          0.2           0.2             0.4           0.6
 Global services...............            --          0.2               --          0.4
 Corporate.....................         40.4          10.4            70.3          20.6
                                 ------------  ------------    ------------  ------------
                                $       47.1  $       12.3    $       79.8  $       23.9
                                 ============  ============    ============  ============
Pre-tax income:
 Manufacturing and operations.. $      192.9  $      139.4    $      435.7  $      293.7
 Technology solutions..........         16.0           4.3            42.7          23.9
 Global services...............          8.6           0.4            16.9           5.4
 Corporate.....................        (35.5)         (0.3)          (33.0)        (12.5)
                                 ------------  ------------    ------------  ------------
                                $      182.0  $      143.8 a  $      462.3  $      310.5
                                 ============  ============    ============  ============
Capital expenditures:
 Manufacturing and operations.. $      145.1  $       71.0    $      360.3  $      160.9
 Technology solutions..........          5.8           5.0            17.0          13.8
 Global services...............          5.2           2.0             7.6           8.5
 Corporate.....................          9.6           5.0            29.7          12.8
                                 ------------  ------------    ------------  ------------
                                $      165.7  $       83.0    $      414.6  $      196.0
                                 ============  ============    ============  ============

Geographic net sales:
 North America................. $    2,816.2  $    1,815.9    $    5,713.3  $    3,634.0
 Europe........................        905.0         318.6         2,033.8         618.1
 Asia Pacific & Other..........      1,697.3         787.2         3,366.9       1,504.2
                                 ------------  ------------    ------------  ------------
                                $    5,418.5  $    2,921.7    $   11,114.0  $    5,756.3
                                 ============  ============    ============  ============

                                  February 28,   August 31,
                                     2001          2000
                                 ------------  ------------
                                      (in millions)
Total assets:
 Manufacturing and operations.. $    8,072.0  $    5,303.4
 Technology solutions..........        430.8         500.2
 Global services...............        225.2         222.2
 Corporate.....................      5,877.0       4,349.8
                                 ------------  ------------
                                $   14,605.0  $   10,375.6
                                 ============  ============

                                  February 28,   August 31,
                                     2001          2000
                                 ------------  ------------
                                      (in millions)
Total assets:
 North America................. $    9,423.7  $    6,060.8
 Europe........................      2,491.5       1,864.8
 Asia Pacific & Other..........      2,689.8       2,450.0
                                 ------------  ------------
                                $   14,605.0  $   10,375.6
                                 ============  ============

a. Excludes $5.1 million pretax charge for cumulative effect of change in accounting principle for start-up costs.

NOTE 6 - Zero-Coupon Convertible Senior Notes

In November 2000, Solectron issued 2,900,000 zero-coupon convertible senior notes at an issue price of $524.78 per note, which resulted in net proceeds to Solectron of approximately $1.5 billion. These notes are unsecured and unsubordinated indebtedness of Solectron with a maturity value aggregating $2.9 billion. Solectron will pay no interest prior to maturity. Each note has a yield of 3.25% with a maturity value of $1,000 on November 20, 2020. Solectron is amortizing the issue discount using the effective interest method over the term of the notes. Each note is convertible at any time by the holder at a conversion rate of 11.7862 shares per note. Holders may require Solectron to purchase all or a portion of their notes on May 20, 2004, November 20, 2005 and November 20, 2010, at a price of $587.46, $616.57 and $724.42 per note, respectively, payable in cash or common stock at the option of Solectron. Also, each holder may require Solectron to repurchase all or a portion of such holder's notes if a change in control of the Company occurs on or before May 20, 2004. Solectron, at its option, may redeem all or a portion of the notes at any time on or after May 20, 2004.

NOTE 7 - Stockholders' Equity

In November 2000, Solectron issued 35 million shares of its common stock at a price of $34.25 per share, less a 98 cent per share underwriter's discount, resulting in a net per share price of $33.27. Total net proceeds after underwriter's discount and issuance costs were approximately $1.16 billion.

NOTE 8 - Accounting Pronouncements

On September 1, 2000, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137 and No. 138.

Solectron enters into short-term foreign currency forward contracts and borrowings to hedge only those currency exposures associated with certain assets and liabilities denominated in non-functional currencies. These contracts' fair value is recorded on the balance sheet with corresponding charges or credits to income. The fair value of these short-term foreign currency forward contracts was not material upon adoption of the standard or at the end of the second quarter of fiscal 2001.

In addition, the Company periodically hedges variability in cash flows resulting from fluctuating interest rates. The Company entered into an interest rate swap agreement with a notional amount of $52 million, maturing on June 3, 2002, to hedge against varying rental payments associated with an operating lease that requires payments based on LIBOR. This swap agreement was designated as a cash flow hedge upon adoption of the standard and the ineffective portion of the hedge was not material. Accordingly, changes in the fair value of this interest rate swap designated as a cash flow hedge are included in Accumulated Other Comprehensive Income (AOCI). These amounts are subsequently reclassified into rent expense during the period in which the LIBOR-based lease agreement affects earnings. At February 28, 2001, the fair value of the swap agreement was not significant.

NOTE 9 - Acquisitions and Pending Acquisition

During the second quarter of the fiscal 2001, the Company completed acquisitions of NatSteel Electronics Ltd. (NEL), Sony's manufacturing facilities in Japan and Taiwan as well as IBM's repair center in the Netherlands. The Company accounted for these acquisitions using the purchase method of accounting and did not record any goodwill related to the Sony and IBM transactions.

In connection with the NEL acquisition, the Company purchased all of the outstanding issued share capital and convertible bonds of NEL for approximately $2.3 billion and $122.4 million, respectively. As a result, the Company recorded goodwill of approximately $1.9 billion. Goodwill is being amortized in equal quarterly amounts over a ten-year period. The Company also recorded acquisition and integration costs of $29.2 million related to the acquisition of NEL.

The NEL purchase price was allocated as follows:

  Assets acquired............................ $    1,212.5
  Goodwill...................................      1,923.0
  Liabilities assumed........................       (813.1)
                                               ------------

      Total purchase price................... $    2,322.4
                                               ============

On January 23, 2001, the Company entered into a definitive merger agreement with Centennial Technologies, Inc. According to the terms of the agreement, Solectron will acquire all of Centennial's outstanding shares in exchange for Solectron shares. Solectron will also gain design, manufacturing and marketing capabilities, which include memory module and memory card solutions based on SRAM and flash technologies for OEMs and end users in multiple markets such as telecommunications, data communications, mobile computing and medical markets. Centennial will operate under Solectron's technology solutions business unit. This transaction is expected to close during the third quarter.

NOTE 10 - Restructuring

During the second quarter of the fiscal 2001, the Company recorded restructuring costs of $25.3 million related to the consolidation of certain facilities. These restructuring costs included fixed asset write-offs of $19.7 million, severance costs of approximately $3.2 million, and other nonrecurring costs of $2.4 million. As of February 28, 2001, liabilities related to these restructuring activities, totaling approximately $4.2 million, are expected to be paid out within the next twelve months.

NOTE 11 - Subsequent Event

In March 2001, Solectron announced that it was reviewing its operations in light of the current economic downturn and that it expected to undertake several measures to restructure the company. The measures, which include reducing the workforce, consolidating some facilities, relocating certain capabilities and changing the strategic focus of a number of sites, are largely intended to align the Company's capacity and infrastructure to anticipated customer demand as well as rationalize the Company's footprint world-wide. The Company plans to reduce its workforce and expects to record a restructuring charge in its third fiscal quarter in connection with these actions. The restructuring charge will cover costs resulting from the payment of employee severance, closure of facilities and disposal of equipment, the write- off of any intangibles related thereto, and any other costs associated with the restructuring.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Regarding Forward-Looking Statements

With the exception of historical facts, the statements contained in this discussion are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and are subject to the Safe Harbor provisions created by that statute. Certain statements contained in the following Management's Discussion and Analysis of Financial Condition and Results of Operations, including, without limitation, statements containing the words "believes," "anticipates," "estimates," "expects," and words of similar import, constitute forward-looking statements that involve risks and uncertainties. Such statements are based on current expectations and are subject to risk, uncertainties and changes in condition, significance, value and effect, including those discussed under the heading Risk Factors within the section of this report entitled "Item 2," "Management's Discussion and Analysis of Financial Condition and Results of Operations" and reports filed by Solectron with the Securities and Exchange Commission, specifically, forms 8-K, 10-Q, 10-K, S-3, S-4 and S-8. Such risks, uncertainties and changes in condition, significance, value and effect could cause our actual results to differ materially from our anticipated outcomes. Although we believe that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate, including, but not limited to, statements about our future operating results and business plans. We disclaim any intention or obligation to update or revise any forward-looking statements as a result of new information, future events or otherwise.

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

                                          Three Months Ended           Six Months Ended
                                       February 28,  February 29,  February 28,  February 29,
                                      --------------------------  ------------  ------------
                                         2001          2000          2001          2000
                                      ------------  ------------  ------------  ------------
Net sales...........................        100.0%       100.0%       100.0%       100.0%
Cost of sales.......................         91.0          90.4          91.2          90.3
                                      ------------  ------------  ------------  ------------
Gross profit........................          9.0           9.6           8.8           9.7
Operating expenses:
  Selling, general and
    administrative..................          3.5           3.5           3.4           3.6
  Research and development..........          0.3           0.5           0.3           0.5
  Goodwill amortization expense.....          0.6           0.0           0.3           0.0
  Acquisition and
    restructuring costs...............        1.0           0.9           0.5           0.5
                                      ------------  ------------  ------------  ------------
      Operating income..............          3.6           4.7           4.3           5.1
Interest income.....................          0.7           0.7           0.7           0.8
Interest expense....................         (0.9)         (0.5)         (0.8)         (0.5)
                                      ------------  ------------  ------------  ------------
Income before income taxes
  and cumulative effect of
  change in accounting principle....          3.4           4.9           4.2           5.4
Income tax expense..................          1.1           1.6           1.4           1.8
                                      ------------  ------------  ------------  ------------
Income before cumulative
  effect of change in
  accounting principle..............          2.3           3.3           2.8           3.6
Cumulative effect of change
  in accounting principle
  for start-up costs................            --            --            --            --
                                      ------------  ------------  ------------  ------------
     Net income.....................          2.3%         3.3%         2.8%         3.6%
                                      ============  ============  ============  ============

Net Sales

Net sales for the three- and six-month periods of fiscal 2001 grew to $5.4 billion and $11.1 billion, respectively. Net sales increased 85.5% and 93.1%, respectively, over the same periods in fiscal 2000. The growth in sales was primarily attributable to higher demand from our networking equipment and telecommunication equipment customers worldwide, and to the acquisitions of NEL and Sony manufacturing plants in Nakaniida, Japan and Kaohsiung, Taiwan (collectively referred to as "Sony Plants") during the second quarter of fiscal 2001. However, we started to experience an overall softening of demand toward the end of the second quarter of fiscal 2001.

Our worldwide manufacturing operations business unit, including the former NEL and Sony Plants, accounted for 93.1% and 91.7% of total sales, respectively, for the three- and six-month periods of fiscal 2001 compared to 86.2% and 86.7% respectively, for the same periods in fiscal 2000. Technology solutions unit generated 5.5% and 7.1% of total sales respectively for the three- and six-month period of fiscal 2001 compared to 12.2% and 11.7% respectively, for the same periods in fiscal 2000. The global services unit contributed 1.4% and 1.2% respectively, for the three- and six-month periods of fiscal 2001 compared to 1.6% for each of the same periods in fiscal 2000.

Manufacturing and Operations

Net sales from our worldwide manufacturing operations group grew to $5.0 billion and $10.2 billion, respectively, for the three- and six-month periods in fiscal 2001 compared to $2.5 billion and $5.0 billion for the corresponding periods in fiscal 2000. This represented increases of 100.3% and 104.1% for the three- and six-month periods in fiscal 2001 the comparable periods of fiscal 2000. The increase in net sales was principally due to higher demand growth from our customers and to the acquisitions of NEL and Sony manufacturing plants during the current fiscal quarter, as well as Nortel sites during the fourth quarter of fiscal 2000.

Within the Americas, net sales increased 47.3% for the three- month period ended February 28, 2001 from the corresponding period in the prior year and 52.0% for the six-month period from the same period in the prior year. The Solectron plants in California, Texas, Mexico and Charlotte, North Carolina were the largest contributors primarily due to higher demand from our customers.

In Europe, net sales increased 149.9% and 165.2%, respectively, in the three- and six-month periods of fiscal 2001 from the corresponding periods of fiscal 2000. The increase was principally due to higher demand from our customers and to our acquisition of Ericsson's manufacturing assets in Ostersund, Sweden ("Ostersund") during the third quarter of fiscal 2000. Our France and Ostersund sites were the largest contributors to sales increase in the region.

In Asia Pacific, net sales grew to $891.9 million for the three-month period ended February 28, 2001 compared to $479.1 million for the corresponding period of the prior year, and $1.9 billion for the six-month period for fiscal 2001 compared to $860.8 million for the corresponding period of the prior year. The increase from the prior year was primarily due to the ramp-up in production to meet demand growth from our customers. Our Penang site in Malaysia benefited from the transfer of networking business from Milpitas, California. Our Penang site in Malyasia and Suzhou site in China as well as NEL sites were the major contributors to the increase.

Technology Solutions

Net sales from our new technology solutions operations, including SMART and Force, decreased 16.0% for the three-month period ended February 28, 2001, and increased 17.3% for the six-month period from the corresponding periods of fiscal 2000. The decrease in the three-month period ended February 28, 2001 was principally due to decrease in demand and declines in average selling prices of memory components. The increase in net sales for the six-month period was attributable to the increase in the first fiscal quarter of 2001. The increase in sales in the first fiscal quarter of 2001 primarily resulted from an overall increase in the average memory densities incorporated into the standard memory products and from stronger sales of specialty memory modules and embedded computer boards and systems. The increase in net sales was partially offset by declines in average selling prices of memory components.

Global Services

Net sales from our global services unit increased 58.2% and 49.9%, respectively, for the three- and six-month periods of fiscal 2001 over the corresponding periods in fiscal 2000. Net sales benefited from stronger demand as well as the acquisitions of Nortel and Bluegum Group's service facilities.

International Sales - In the three- and six-month periods of fiscal 2001, international locations contributed 46.6% and 45.8% respectively, of consolidated net sales compared to 38.5% and 37.7% for the same periods of fiscal 2000. Our international operations are subject to various risks of doing business abroad. See "Risk Factors" for additional factors relating to possible fluctuations of our international operating results. While these dynamics have not materially harmed our results of operations, we cannot ensure that there will not be such an impact in the future.

Net Sales to Major Customers - Several of our customers accounted for 10% or more of our net sales in the three- and six-month periods of fiscal 2001 and 2000. The following table details these customers and the percentage of net sales attributed to them.

                                     Three Months Ended          Six Months Ended
                                 February 28,  February 29,  February 28,   February 29,
                                 ------------  ------------  -------------  ------------
                                    2001          2000          2001           2000
                                 ------------  ------------  -------------  ------------
Cisco..........................         15.2%         11.9%          13.9%         11.4%
Ericsson ......................         13.2%         10.4%          14.0%            --
Nortel ........................         12.0%            --          12.1%            --
Compaq.........................            --         10.0%             --            --

Our top ten customers accounted for approximately 71% and 74% respectively, of consolidated net sales in the three- and six-month periods of fiscal 2001 compared to 66% and 67% respectively, for the corresponding periods in fiscal 2000. We are dependent upon continued revenues from Cisco, Ericsson, Nortel and Compaq as well as our other top ten customers. We cannot guarantee that these or any other customers will not increase or decrease as a percentage of consolidated net sales either individually or as a group. Consequently, any material decrease in sales to these or other customers could materially harm our results of operations.

We believe that our ability to grow depends on increasing sales to existing customers for their current and future product generations, on successfully attracting new customers and on geographic expansion. Customer contracts can be canceled and volume levels can be changed or delayed. The timely replacement of delayed, canceled or reduced orders with new business cannot be ensured. In addition, we cannot ensure that any of our current customers will continue to utilize our services. Because of these factors, we cannot ensure that our historical revenue growth rate will continue.

Gross Profit

The gross margin percentage decreased to 9.0% and 8.8% respectively, for the three- and six-month periods of fiscal 2001 compared to 9.6% and 9.7% for the corresponding periods of fiscal 2000. The decrease was primarily attributable to manufacturing inefficiencies due to higher-than-normal costs associated with the additional manpower required in the materials management area and underutilization of capacity late in the second quarter. In the first quarter of fiscal 2001, we sustained the improvement in component linearity that had gained in the fourth quarter of the prior year. While the constricted supply of components in the electronics industry began to ease late in the first quarter, we continued to experience spot shortages of parts resulting in production control inefficiencies during the first quarter of the fiscal 2001.

For our worldwide manufacturing operations, we anticipate that a larger percentage of our sales may be derived from systems-build projects, which generally yield lower profit margins than PCB assemblies. We expect most of our technology solutions sales may continue to be derived from turn-key projects, which typically yield lower profit margins than the consignment projects. In addition, factors affecting technology solutions profit margins include the sales mix of specialty memory modules, standard memory modules, communication card products and embedded computer modules, as well as changes in average memory densities used in memory products.

In the foreseeable future, our overall gross margin will depend primarily on product mix, production efficiencies, utilization of manufacturing capacity, start-up and integration costs of new and acquired businesses, percentage of sales derived from systems-build and turn-key projects, pricing within the electronics industry, component costs, and delivery linearity, and cost structure at individual sites. Over time, gross margins at the individual sites and for Solectron as a whole may continue to fluctuate. Increases in the systems-build business or turn-key projects, additional costs associated with new projects, and price erosion within the electronics industry could harm our gross margin.

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

Selling, General and Administrative Expenses

In absolute dollars, selling, general and administrative (SG&A) expenses increased 84.7% and 81.5% respectively, for the three- and six-month periods of fiscal 2001 over the corresponding periods of fiscal 2000. As a percentage of net sales, SG&A expenses were 3.5% for the three-month period ended February 28, 2001, compared to 3.5% for the corresponding period in fiscal 2000, and 3.4% for the six-month period in fiscal 2001 compared to 3.6% for the corresponding period in fiscal 2000. The increase in absolute dollars for the first three- and six-month periods in fiscal 2001 primarily resulted from higher human resource costs, information systems costs, and sales and marketing costs to support sales growth. The decline as a percentage of net sales for the six- month period reflected our on-going efforts to manage operating expenses relative to sales growth and gross margin levels. We anticipate SG&A expenses will increase in terms of absolute dollars in the future, and may possibly increase as a percentage of revenue, as we continue to invest in our infrastructure such as marketing, sales, supply-base management and information systems to support the increased size and complexity of our business.

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

In absolute dollars, R&D expenses increased 28.0% and 25.2% respectively, for the three- and six-month periods in fiscal 2001 from the corresponding periods in fiscal 2000. As a percentage of net sales, R&D expenses decreased to 0.3% for the three- and six-month periods in fiscal 2001 compared to 0.5% for the same periods in fiscal 2000. The increases in absolute dollars in the fiscal 2001 periods compared to fiscal 2000 periods was primarily due to increased R&D effort at SMART and Force and new R&D projects initiated at various sites. We expect that R&D expenses will increase in absolute dollars in the future and may increase as a percentage of net sales, as SMART and Force will continue to invest in their R&D efforts and additional R&D projects are undertaken at certain sites.

Goodwill Amortization Expense

The goodwill amortization expense of $33.8 million primarily resulted from the NEL acquisition. During the second quarter of fiscal 2001, we purchased all of the outstanding issued share capital and convertible bonds of NEL for approximately $2.3 billion and $122.4 million, respectively. The NEL acquisition was accounted for under the purchase accounting method and, as a result, we recorded approximately $1.9 billion of goodwill. Goodwill will be amortized in equal quarterly amounts over a ten-year period. Annually and quarterly goodwill amortization expense are approximately $190.0 million and $47.5 million, respectively. The quarter ended February 28, 2001 included two months of the quarterly goodwill amortization due to the timing of the acquisition.

Acquisition and Restructuring Costs

Acquisition and integration costs of $29.2 million related to the acquisition of NEL. Total restructuring costs of $25.3 million related to the consolidation of certain facilities. These restructuring costs included fixed asset write-offs of $19.7 million, severance costs of approximately $3.2 million, and other nonrecurring costs of $2.4 million. As of February 28, 2001, liabilities related to these restructuring activities, totaling approximately $4.2 million, are expected to be paid out within next twelve months.

In March 2001, Solectron announced that it was reviewing its operations in light of the current economic downturn and that it expected to undertake several measures to restructure the company. The measures, which include reducing the workforce, consolidating some facilities, relocating certain capabilities and changing the strategic focus of a number of sites, are largely intended to align the Company's capacity and infrastructure to anticipated customer demand as well as rationalize the Company's footprint world-wide. The Company plans to reduce its workforce and expects to record a restructuring charge in its third fiscal quarter in connection with these actions. The restructuring charge will cover costs resulting from the payment of employee severance, closure of facilities and disposal of equipment, the write- off of any intangibles related thereto, and any other costs associated with the restructuring.

Net Interest Income (Expense)

Net interest expense was $10.5 million for the second quarter of fiscal 2001 compared to net interest income of $8.1 million for the same period of fiscal 2000. For the first half of fiscal 2001, net interest expense was $6.6 million compared to net interest income of $19.5 million for the comparable period of fiscal 2000. The net interest expense in the fiscal 2001 periods primarily resulted from our 4.0% yield zero-coupon convertible senior notes, 2.75% and 3.25% yield zero-coupon convertible senior notes and 7.38% senior notes partially offset by interest income earned on undeployed cash and investments. We did not incur any interest expense from 2.75% and 3.25% yield zero-coupon convertible senior notes in the three- and six-month periods in fiscal 2000 since these notes were issued subsequently.

Income Taxes

For the first half of fiscal 2001, income taxes increased to $149.8 million from $100.5 million for the same period of fiscal 2000. The increase was primarily due to increased income before income taxes. In general, the effective income tax rate is largely a function of the balance between income from domestic and international operations. Our international operations, taken as a whole, have been taxed at a lower rate than those in the United States, primarily due to a tax holiday granted to our sites in Malaysia. The Malaysian tax holiday is effective through January 31, 2002, subject to some conditions, including maintaining certain levels of research and development expenditures. We have also been granted various tax holidays in China, that are effective for various terms and are subject to certain conditions.

Cumulative Effect of Change in Accounting Principle

Statement of Position 98-5, "Reporting on the Costs of Start- up Activities" requires companies to expense all costs incurred in connection with start-up activities. We recorded a cumulative effect of change in accounting principle of $3.5 million, net of $1.6 million tax benefit in the first quarter of fiscal 2000.

Liquidity and Capital Resources

Net working capital was $6.2 billion at February 28, 2001 compared to $5.4 billion at August 31, 2000. The increase in net working capital was primarily due to the growth in accounts receivable and inventory attributable to higher sales. Cash, cash equivalents and short-term investments decreased to $1.8 billion at February 28, 2001 from $2.4 billion at August 31, 2000. This change reflected the proceeds of approximately $1.5 billion from the 3.25% yield zero-coupon convertible senior debt issued in November 2000 and the issuance of 35 million shares of common stock for approximately $1.2 billion, offset by inventory purchases and investing activities, including the acquisition of NEL's shares and convertible bonds for approximately $2.4 billion, purchases of manufacturing assets of $83.5 million and capital expenditures of $414.6 million.

Accounts receivable increased approximately $1.0 billion during the first half of fiscal 2001 over the fiscal year ended 2000. The increase was primarily due to growth in total net sales and the acquisition of NEL. Inventories increased $1.1 billion during the first half of fiscal 2001 over the fiscal year ended 2000. The increase in inventory levels was primarily due to strong business ramp-up programs, certain customers' requests to plan for higher than normal supply commitment levels during the first two quarters of fiscal 2001, and the acquisition of NEL.

As of February 28, 2001, we had available a $100 million unsecured multicurrency revolving line of credit that expires April 30, 2002. Borrowings under the credit facility bear interest, at our option, at either the bank's prime rate, the London interbank offering rate (LIBOR) plus a margin, or the bank's certificate of deposit (CD) rate plus a margin. The margin under the LIBOR or CD rate options will vary depending on Solectron's Standard & Poor's Corporation and/or Moody's Investor Services, Inc. rating for its long- term senior unsecured debt. Under the credit agreement, we must meet certain financial covenants. There were no borrowings outstanding under this line of credit as of February 28, 2001. In addition, we had approximately $200 million and $686 million, respectively, in committed and uncommitted foreign lines of credit and other bank facilities as of February 28, 2001. The interest rates ranged from the bank's prime lending rate to the bank's prime rate plus a margin. As of February 28, 2001, borrowings and guaranteed amounts under committed and uncommitted foreign lines of credit were $177 million and $220 million, respectively. Under these lines of credit agreements, we must meet certain financial covenants. We were in compliance with all of our line of credit financial covenants as of February 28, 2001.

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

RISK FACTORS

MOST OF OUR NET SALES COMES FROM A SMALL NUMBER OF CUSTOMERS; IF WE LOSE ANY OF THESE CUSTOMERS, OUR NET SALES COULD DECLINE SIGNIFICANTLY.

Most of our annual net sales come from a small number of our customers. Our 10 largest customers accounted for approximately 71% and 74% of net sales in the three- and six-month periods ended February 28, 2001 and approximately 66% and 67% of net sales for the corresponding periods of fiscal 2000. Since we depend on continued net sales from our 10 largest customers, any material delay, cancellation or reduction of orders from these or other major customers could cause our net sales to decline significantly. Some of these customers individually account for more than 10 percent of our annual net sales. We cannot guarantee that we will be able to retain any of our 10 largest customers or any other accounts. In addition, our customers may materially reduce the level of services ordered from us at any time. This could cause a significant decline in our net sales and we may not be able to reduce the accompanying expenses at the same time. Moreover, our business, financial condition and results of operations will continue to depend significantly on our ability to obtain orders from new customers, as well as on the financial condition and success of our customers. Therefore, any adverse factors affecting any of our customers or their customers could have a material adverse effect on our business, financial condition and results of operations.

OUR LONG-TERM CONTRACTS DO NOT INCLUDE MINIMUM PURCHASE REQUIREMENTS.

Although we have long-term contracts with a few of our top 10 customers, including Cisco, Ericsson and Nortel under which these customers are obligated to obtain services from us, not all of them are obligated to purchase any minimum amount of services. As a result, we cannot guarantee that we will receive any net sales from these contracts. In addition, customers which we have long-term contracts with may materially reduce the level of services ordered at any time. This could cause a significant decline in our net sales, and we may not be able to reduce our accompanying expenses at the same time.

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

WE DEPEND UPON THE ELECTRONICS INDUSTRY, WHICH CONTINUALLY PRODUCES TECHNOLOGICALLY ADVANCED PRODUCTS WITH SHORT LIFE CYCLES; OUR INABILITY TO CONTINUALLY MANUFACTURE SUCH PRODUCTS' COST EFFECTIVELY WOULD HARM OUR BUSINESS.

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

We depend on certain suppliers, including limited and sole source suppliers, to provide key components used in our products. We have experienced and may continue to experience delays in component deliveries, which could cause delays in product shipments and require the redesign of certain products. Also, for our technology solutions business, we depend on certain limited or sole source suppliers for critical components used for our memory module, communications card and embedded computer products. The electronics industry has experienced in the past, and may experience in the future, shortages in semiconductor devices, including DRAM, SRAM, flash memory, tantalum capacitors and other commodities that may be caused by such conditions as overall market demand surges or supplier production capacity constraints. Except for certain commodity parts, we generally have no written agreements with our suppliers. We cannot ensure that we will receive adequate component supplies on a timely basis in the future. The inability to continue to obtain sufficient components as required, or to develop alternative sources as required, could cause delays, disruptions or reductions in product shipments or require product redesigns, which could damage relationships with current or prospective customers, thereby causing sales reductions.

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

WE ARE EXPOSED TO GENERAL ECONOMIC CONDITIONS

As a result of recent unfavorable economic conditions and reduced capital spending, our sales have declined in the second quarter compared to the first quarter of fiscal 2001. In particular, sales to OEMs in the telecommunications, workstation and server equipment manufacturing industry in the United States were impacted during the second quarter of fiscal 2001. If the economic conditions in the United States worsen or if a wider or global economic slowdown occurs, we may experience a material adverse impact on our business, operating results, and financial condition.

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

During the second quarter of fiscal 2001, we completed acquisitions of NEL, Sony's manufacturing facilities in Japan and Taiwan and IBM's repair center in the Netherlands.

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

In the three- and six-month periods of fiscal 2001, approximately 47% and 46% respectively, of net sales came from sites outside the United States, while approximately 39% and 38% of net sales came from sites outside the United States in the same period of fiscal 2000. As a result of our foreign sales and facilities, our operations are subject to a variety of risks unique to international operations, including the following:

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

In addition, we have operations in several emerging or developing economies that have a potential for higher risk. The risks associated with these economies include but are not limited to currency volatility and other economic or political risks. In the future, these factors may harm our results of operations. Solectron locations in emerging or developing economies include Mexico, Brazil, China, Malaysia and Romania. As of February 28, 2001 we recorded $148.8 million in cumulative foreign exchange translation losses on our balance sheet, primarily due to the devaluation of the Brazilian real. While, to date, these factors have not had a significant adverse impact on our results of operations, we cannot ensure that there will not be such an impact. Furthermore, while we may adopt measures to reduce the impact of losses resulting from volatile currencies and other risks of doing business abroad, we cannot ensure that such measures will be adequate.

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

NEL currently benefits from tax holidays in Singapore and Indonesia. It is possible that the tax holidays will be terminated or modified or that future tax holidays will not be granted, in each case as a result of the acquisition transaction, and that the effective income tax rate for NEL's business would likely increase as a result thereof.

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

As of February 28, 2001, the majority of the foreign currency hedging contracts were scheduled to mature in less than three months and there were no material deferred gains or losses. In addition, our international operations in some instances act as a natural hedge because both operating expenses and a portion of sales are denominated in local currency. In these instances, including our current experience involving the devaluation of the Brazilian real, although an unfavorable change in the exchange rate of a foreign currency against the U.S. dollar would result in lower sales when translated to U.S. dollars, operating expenses would also be lower in these circumstances. Also, since less than 13% of our net sales for the six-month period in fiscal 2001 are denominated in currencies other than U.S. dollar, we do not believe our total exposure is significant.

We have currency exposures arising from both sales and purchases denominated in currencies other than the functional currency of our sites. Fluctuations in the rate of exchange between the currency of the exposure and the functional currency of our site could seriously harm our business, operating results and financial condition. For example, an increase in the rate at which a foreign currency is exchanged for U.S. dollars would require more of the foreign currency to equal a specified amount of U.S. dollars than before the rate increase. In such cases, and if we price our products and services in the foreign currency, we would receive less in U.S. dollars than we did before the rate increase went into effect. If we price our products and services in U.S. dollars and competitors price their products in local currency, an increase in the relative strength of the U.S. dollar would result in our prices being uncompetitive in market where business is transacted in the local currency.

WE ARE EXPOSED TO INTEREST RATE FLUCTUATIONS.

The primary objective of our investment activities is to preserve principal and at the same time, maximize yields without significantly increasing risk. To achieve this objective, we maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including both government and corporate obligations, certificates of deposit and money market funds. As of February 28, 2001, approximately 90% of our total portfolio was scheduled to mature in less than six months. In addition, our investments are diversified and of relatively short maturity.

The following table presents the amounts of our cash equivalents and short-term investments that are subject to interest rate risk by calendar year of expected maturity and weighted average interest rates as of February 28, 2001:

	Expected Maturity
	2001	2002	Total	Fair Value
	(amounts in millions)
Cash equivalents and short-term investments	$988.6	$ 104.9	$1,093.5	$1,093.5
Average interest rate	5.60%	6.34%

We have entered into an interest rate swap transaction under which we pay a fixed rate of interest hedging against the variable interest rates implicit in the rent charged by the lessor for the facility lease at Milpitas, California. The interest rate swap expires in the year 2002, which coincides with the maturity date of the lease term. As we intend to hold the interest rate swap until the maturity date, we are not subject to market risk. In substance, such interest rate swap has fixed the interest rate for the facility lease, thus reducing interest rate risk.

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

OUR ADMINISTRATIVE FACILITIES AND PRINCIPAL BUSINESS OPERATIONS ARE LOCATED IN CALIFORNIA, AND ANY DISTRUPTION IN THE AVAILABLE POWER SUPPLY IN CALIFORNIA COULD DISRUPT OUR OPERATIONS, REDUCE OUR REVENUES, AND INCREASE OUR EXPENSE.

The State of California is in the midst of an energy crisis that could interrupt our power supply or that of the third-party service providers and thereby disrupt our operations, reduce our revenues, and increase our expenses. A substantial portion of our operating activities and facilities, including our headquarter and principal administrative facilities, are located in California. During acute power shortages, California has implemented, and may in the future continue to implement, rolling blackouts throughout the state. The rolling blackouts that have occurred to date have not materially disrupted the operations of our facilities. Should these blackouts continue or increase in severity, however, they could materially disrupt the operations of one or more of our facilities. Although Solectron currently does not have backup generator or long-term alternate sources of power in the event of a blackout, Solectron does have some flexibility to shift some manufacturing volume to other manufacturing sites around the world. If blackouts interrupt our power supply, we would be temporarily unable to continue operations at our affected facilities. Our current insurance does not provide coverage for any damages we or our customers may suffer as a result of any interruption in our power supply. Consequently, any interruption in our ability to continue operations at our facilities could damage our reputation, harm our ability to retain existing customers and to obtain new customers, and could result in lost revenue, any of which would substantially harm our business and results of operations.

In addition, the utility deregulation program instituted in 1996 by the California government deregulated wholesale prices while continuing to regulate the retail prices charged by the electrical utilities. While wholesale prices have increased dramatically, retail prices have, until recently, not increased at a comparable rate. Our business is substantially dependent on the availability and price of electricity. If retail electricity prices rise dramatically, we would expect our expenses to increase, our operating results to be harmed, and the possible decline of our stock price.

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

  General market conditions.

OUR LOW STOCK PRICE MAY REDUCE OUR DILUTED EARNINGS PER SHARE

On January 27, 2002, we may become obligated to purchase, at the option of the Holder, all or a portion of the outstanding 4.0% LYONs at a price of $510.03 per note ("Purchase Price"). We have the option to pay the Purchase Price of LYONs in cash or common stock or any combination thereof. If we elect to pay the Purchase Price, in whole or part, in shares of our common stock, the number of shares of common stock to be delivered shall equal the Purchase Price divided by the average of the Sale Prices of the common stock for the five trading day period ending on the third business day prior to January 27, 2002. The LYONs are convertible into common stock at a price of $34.13 per share or 14.944 shares per LYON. In the event that our stock price remains below $34.13 per share at January 27, 2002, we may have to issue additional shares to the Holder. Accordingly, our diluted earnings per share may be reduced.

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

SOLECTRON CORPORATION AND SUBSIDIARIES

PART II. OTHER INFORMATION

Item 1: Legal Proceedings

SMART Modular Technologies, Inc. ("SMART"), a wholly owned subsidiary of Solectron Corporation, and certain of SMART's ex- officers and ex-directors have been named as defendants in six securities class action lawsuits filed in the United States District Court for the Northern District of California, Boren v. SMART Modular Technologies, Inc., et al., No. C 98 20692 JW (PVT) (filed July 1, 1998), Woszczak v. SMART Modular Technologies, Inc., et al., No. C 98 2617 JL (filed July 2, 1998), Bisson v. SMART Modular Technologies, Inc., et al., No. C 98 20714 JF (filed July 8, 1998), D'Amato v. SMART Modular Technologies, Inc., et al., No. C 98 2804 PJH (filed July 16, 1998), Cha v. SMART Modular Technologies, Inc., et al., No. C 98 2833 BZ (filed July 17, 1998) and Chang v. SMART Modular Technologies, Inc., et al., No. C 98 3151 SI (filed August 13, 1998) (collectively, the "Federal Actions"). The plaintiffs in the Federal Actions allege that defendants made material misrepresentations and omissions during the period from July 1, 1997 through May 21, 1998 in violation of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The Federal Actions were consolidated on October 9, 1998, and a consolidated complaint was filed on November 30, 1998 (the "Federal Complaint"). On November 2, 1999, defendants filed a motion to dismiss the Federal Complaint. This motion is pending. On January 26, 2001, the Court dismissed the Federal Complaint with prejudice.

On October 22, 1998, a putative securities class action lawsuit, captioned Reagan v. SMART Modular Technologies, Inc., et al., Case No. H204162-5 (the "State Complaint"), was filed against SMART and certain of SMART's ex-officers and ex-directors in the Superior Court of the State of California, County of Alameda. The State Complaint alleges violations of Sections 25400 and 25500 of the California Corporations Code and seeks unspecified damages on behalf of a purported class of purchasers of SMART common stock during the period from July 1, 1997 through May 21, 1998. The factual allegations of the State Complaint are nearly identical to the factual allegations contained within the Federal Complaint. On February 22, 1999, the Superior Court granted SMART's motion to stay the state action pending resolution of the federal action. In March 2001, plaintiffs notified defendants of their intent to have the stay of the state action lifted and to proceed with the state action.

On February 26, 1999, Solectron was named as a defendant in the lawsuit Lemelson Medical Education and Research Foundation v. Lucent Technologies, Inc., et al., No. CIV99-0377, along with 87 other companies including SMART, filed in the US District for the District of Arizona. The lawsuit alleges that Solectron and SMART have infringed certain of the plaintiff's patents relating to machine vision and bar-code technology. The lawsuit, as it pertains to Solectron, has been stayed pending the outcome of two actions in the state of Arizona, Cognex v. Lemelson and Symbol Technologies v. Lemelson. Cognex and Symbol are seeking a declaratory judgement stating that their machine-read and bar-code technologies, respectively, do not infringe on Lemelson's patents.

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

None

Item 3: Defaults upon Senior Securities

None

Item 4: Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Stockholders on January 18, 2001. At the meeting, the following proposals received the votes listed below:

Proposal 1. Election of Directors

                                           For           Withheld       Exceptions
Dr. Koichi Nishimura                    549,201,467       4,631,908         196,222
Dr. Winston Chen                        547,084,572       6,748,803       2,313,117
Richard A. D'Amore                      549,128,072       4,705,303         269,617
Charles A. Dickinson                    546,693,635       7,139,740       2,704,054
Heinz Fridrich                          549,078,217       4,755,158         319,472
Dr. Phillip V. Gerdine                  549,167,565       4,665,810         230,124
William A. Hasler                       549,154,442       4,678,933         243,247
Dr. Kenneth E. Haughton                 548,989,835       4,843,540         407,854
Dr. Paul R. Low                         549,139,103       4,694,272         258,586
Osamu Yamada                            549,107,501       4,725,874         290,188

Proposal 2. Amendment of Certificate of Incorporation

                                           For           Against         Abstain
                                        525,932,648      25,623,599       2,276,798

Proposal 3. Amendment of 1992 Option Plan

                                           For           Against         Abstain
                                        357,217,201     193,120,257       3,021,240

Proposal 4. Ratification of Appointment of KPMG  LLP

                                           For           Against         Abstain
                                        550,426,109         874,654       2,071,935

Item 5: Other Information

None

Item 6: Exhibits and Reports on Form 8-K

(a) Exhibits

3.1 Amendment of Certificate of Incorporation of the Company

(b) Reports on Form 8-K

On December 22, 2000, Solectron filed a Current Report on Form 8-K regarding its fiscal first quarter sales and net income.

On January 3, 2001, Solectron filed a Current Report on Form 8-K regarding the declaration that all the conditions of its cash offers to purchase outstanding shares and bonds of NatSteel Electronics had been waived.

On January 10, 2001, Solectron filed a Current Report on Form 8-K regarding its completion of acquisition of NatSteel Electronics.

On March 20, 2001, Solectron filed a Current Report on Form 8-K/A to include the required pro forma financial information gives effect to the acquisition of NatSteel Electronics and audited financial statements of NatSteel Electronics.

SOLECTRON CORPORATION

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOLECTRON CORPORATION

(Registrant)
Date: April 12, 2001

By:	/s/ Susan Wang

Susan S. Wang
Senior Vice President, Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description
3.1	Amendment of Certificate of Incorporation of the Company.