Form 10-Q
period 2001-06-01
SOLECTRON CORP
filed 2001-07-13
CIK 835541

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (MARK ONE)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 1, 2001

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

At June 30, 2001, 656,705,994 shares of Common Stock of the Registrant were outstanding.

SOLECTRON CORPORATION
Index to Form 10-Q for The
Quarter Ended May 31, 2001
INDEX

PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SOLECTRON CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions)

                                                         May 31,       August 31,
                                                           2001          2000
                                                       ------------  ------------
                                                       (unaudited)
ASSETS
Current assets:
  Cash, cash equivalents and short-term investments.. $    2,175.9  $    2,434.1
  Accounts receivable, net...........................      2,391.4       2,146.3
  Inventories........................................      4,201.7       3,787.3
  Prepaid expenses and other current assets..........        312.7         260.5
                                                       ------------  ------------
    Total current assets.............................      9,081.7       8,628.2
Net property and equipment...........................      1,381.1       1,080.4
Other assets.........................................        844.5         627.4
Goodwill.............................................      1,985.2          39.6
                                                       ------------  ------------
Total assets......................................... $   13,292.5  $   10,375.6
                                                       ============  ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Short-term debt.................................... $      337.6  $       69.2
  Accounts payable...................................      2,040.5       2,694.1
  Accrued employee compensation......................        203.0         179.8
  Accrued expenses...................................        120.7         262.5
  Other current liabilities..........................        146.3          11.2
                                                       ------------  ------------
    Total current liabilities........................      2,848.1       3,216.8
Long-term debt.......................................      4,977.2       3,319.5
Other long-term liabilities..........................         57.2          37.2
                                                       ------------  ------------
    Total liabilities................................      7,882.5       6,573.5
                                                       ------------  ------------
Committments

Stockholders' equity:
  Common stock.......................................          0.7           0.6
  Additional paid-in capital.........................      3,847.9       2,259.1
  Retained earnings..................................      1,781.9       1,656.8
  Accumulated other comprehensive losses.............       (220.5)       (114.4)
                                                       ------------  ------------
     Total stockholders' equity......................      5,410.0       3,802.1
                                                       ------------  ------------
Total liabilities and stockholders' equity........... $   13,292.5  $   10,375.6
                                                       ============  ============

See accompanying notes to condensed consolidated financial statements.

SOLECTRON CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)
(Unaudited)

                                          Three Months Ended           Nine Months End
                                                May 31,                    May 31,
                                      --------------------------  --------------------------
                                          2001          2000          2001          2000
                                      ------------  ------------  ------------  ------------
Net sales........................... $    3,983.4  $    3,645.0  $   15,097.4  $    9,401.3
Cost of sales.......................      3,677.7       3,339.5      13,818.8       8,538.9
                                      ------------  ------------  ------------  ------------
Gross profit........................        305.7         305.5       1,278.6         862.4
Operating expenses:
  Selling, general and
    administrative..................        203.1         111.3         580.8         319.4
  Research and development..........         19.5          15.7          55.8          44.7
  Goodwill amortization expense.....         52.3           1.3          87.8           3.9
  Acquisition costs.................          0.3           5.2          29.5          25.5
  Restructuring and
    impairment costs................        285.0           1.8         310.3           7.7
                                      ------------  ------------  ------------  ------------
      Operating (loss) income.......       (254.5)        170.2         214.4         461.2
Interest income.....................         22.7          24.0          95.9          67.4
Interest expense....................        (48.2)        (16.7)       (128.0)        (40.6)
                                      ------------  ------------  ------------  ------------
(Loss) income before income taxes
  and cumulative effect of
  change in accounting principle....       (280.0)        177.5         182.3         488.0
Income taxes........................        (94.3)         57.8          55.5         158.3
                                      ------------  ------------  ------------  ------------
(Loss) income before cumulative
  effect of change in
  accounting principle..............       (185.7)        119.7         126.8         329.7
Cumulative effect of change
  in accounting principle
  for start-up costs, net of
  $1.6 income tax benefit...........        --            --            --             (3.5)
                                      ------------  ------------  ------------  ------------
     Net (loss) income.............. $     (185.7) $      119.7  $      126.8  $      326.2
                                      ============  ============  ============  ============
Basic net (loss) income per share:
 (Loss) income before cumulative
  effect of change in
  accounting principle.............. $      (0.28) $       0.20  $       0.20          0.55
 Cumulative effect of change
  in accounting principle...........           --         --            --            (0.01)
                                      ------------  ------------  ------------  ------------
                                     $      (0.28) $       0.20  $       0.20          0.54
                                      ============  ============  ============  ============
 Diluted net (loss) income per share
  (Loss) income before cumulative
   effect of change in
   accounting principle............. $      (0.28) $       0.19  $       0.19          0.53
  Cumulative effect of change
   in accounting principle..........           --         --            --            (0.01)
                                      ------------  ------------  ------------  ------------
                                     $      (0.28) $       0.19  $       0.19          0.52
                                      ============  ============  ============  ============
Shares used to compute net
 (loss) income per share:
     Basic..........................        654.1         601.4         636.9         597.8
                                      ============  ============  ============  ============

     Diluted........................        654.1         623.8         653.1         622.7
                                      ============  ============  ============  ============

See accompanying notes to condensed consolidated financial statements.

SOLECTRON CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

                                               Three Months Ended         Nine Months End
                                                   May 31,                     May 31,
                                         --------------------------  --------------------------
                                             2001          2000          2001          2000
                                         ------------  ------------  ------------  ------------
Net (loss) income...................... $     (185.7) $      119.7   $     126.8  $      326.2
Other comprehensive income (loss):
 Foreign currency translation
  adjustments, net of income
  tax benefit of $0.6 and $0.4
  for the three- and nine-month
  periods in fiscal 2001 ..............        (72.0)        (21.0)       (101.1)        (33.7)
 Unrealized loss on investments
  and derivatives, net of income
  tax benefit of $0.2 and $3.0
  for the three- and nine-month
  periods in fiscal 2001 ..............         (0.2)         (0.8)         (4.9)         (1.6)
                                         ------------  ------------  ------------  ------------
Comprehensive (loss) income............ $     (257.9) $       97.9   $      20.8  $      290.9
                                         ============  ============  ============  ============

Accumulated foreign currency translation losses were $220.8 million at May 31, 2001 and $119.6 million at August 31, 2000. The foreign currency translation losses for fiscal year 2000 and for the nine months ended May 31, 2001 primarily resulted from the unrealized losses on dollar-denominated debt held by certain foreign subsidiaries. As most of Solectron's foreign currency translation adjustment amounts relate to investments that are permanent in nature, no adjustment for income taxes is made. Accumulated unrealized gain on investments and derivatives was $0.3 million at May 31, 2001, and $5.2 million at August 31, 2000.

See accompanying notes to condensed consolidated financial statements.

SOLECTRON CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

                                                                                   Nine Months End
                                                                                      May 31,
                                                                              ------------------------
                                                                                  2001         2000
                                                                              -----------  -----------
Cash flows from operating activities:
  Net income................................................................ $     126.8  $     326.2
  Adjustments to reconcile net income to net cash
   used in operating activities:
     Depreciation and amortization..........................................       389.8        173.1
     Impairment of fixed assets and other long-term assets..................       139.4          --
     Amortization of debt issuance costs and
       accretion of discount on notes payable...............................       108.8         27.4
     Tax benefit associated with the exercise of stock options..............        40.1         52.6
     Cumulative effect of change in accounting principle for start-up costs.         --           3.5
     Loss on disposal of property and equipment.............................         3.2          --
     Other..................................................................        18.6         (4.7)
     Changes in operating assets and liabilities:
       Accounts receivable..................................................        84.9       (637.7)
       Inventories..........................................................       (21.9)    (1,192.4)
       Prepaid expenses and other current assets............................       (27.0)       (98.6)
       Accounts payable.....................................................      (989.9)       874.3
       Accrued expenses and other
        current liabilities.................................................      (103.1)       198.7
                                                                              -----------  -----------
     Net cash used in
       operating activities.................................................      (230.3)      (277.6)
                                                                              -----------  -----------
Cash flows from investing activities:
  Sales and maturities of short-term investments............................     1,169.1        699.8
  Purchases of short-term investments.......................................      (540.5)    (1,079.1)
  Purchase of NatSteel Electronics Ltd, net of cash acquired ...............    (2,399.5)         --
  Cash acquired in business combination ....................................         8.1          --
  Acquisition of manufacturing assets and locations.........................       (84.0)      (297.7)
  Capital expenditures......................................................      (454.9)      (323.5)
  Proceeds from sale of property and equipment..............................        83.6         71.7
  Other.....................................................................      (148.5)       (13.5)
                                                                              -----------  -----------
     Net cash used in investing
      activities............................................................    (2,366.6)      (942.3)
                                                                              -----------  -----------
Cash flows from financing activities:
  Net proceeds from bank lines of credit....................................       121.0          4.5
  Repayment of borrowings under bank lines of credit........................      (113.8)         --
  Net proceeds from long-term debt..........................................     1,544.2      2,297.3
  Principal payments on long-term debt......................................       (15.3)        (0.5)
  Net proceeds from stock issued under
   option and employee purchase plans.......................................        54.8         97.1
  Net proceeds from issuance of common stock................................     1,429.0         11.1
  Other.....................................................................        17.0          6.9
                                                                              -----------  -----------
    Net cash provided by financing
    activities..............................................................     3,036.9      2,416.4
                                                                              -----------  -----------
Effect of exchange rate changes on
 cash and cash equivalents..................................................       (69.5)       (15.2)
                                                                              -----------  -----------
Net increase in cash and cash equivalents...................................       370.5      1,181.3
Cash and cash equivalents at beginning of period............................     1,475.5      1,417.4
                                                                              -----------  -----------
Cash and cash equivalents at
 end of period.............................................................. $   1,846.0  $   2,598.7
                                                                              ===========  ===========
SUPPLEMENTAL DISCLOSURES
Cash paid during the period:
   Income taxes............................................................. $      11.0  $     103.3
   Interest................................................................. $     144.5  $      15.8
Non-cash investing activities:
   Issuance of common stock for business
     combination, net of cash acquired...................................... $      56.1  $       1.0

See accompanying notes to condensed consolidated financial statements.

SOLECTRON CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

NOTE 1 - Basis of Presentation

The accompanying unaudited condensed consolidated balance sheet as of May 31, 2001, and the related unaudited condensed consolidated statements of operations and comprehensive income for the three and nine months ended May 31, 2001 and 2000, and cash flows for the nine-months ended May 31, 2001 and 2000, have been prepared on substantially the same basis as the annual consolidated financial statements. Management believes the financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company's financial position, operating results and cash flows for the periods presented. The condensed consolidated balance sheet as of August 31, 2000 was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended August 31, 2000, included in the Company's Annual Report to Stockholders.

The Company's third quarter of fiscal 2001 ended June 1, 2001, its third quarter of fiscal 2000 ended May 26, 2000 and its 2000 fiscal year ended August 25, 2000. For clarity of presentation, the Company has indicated its third fiscal quarters as having ended May 31, 2001 and 2000, and its fiscal year ended August 31, 2000.

As of the beginning of the third quarter of fiscal 2001, the Company changed depreciation lives on certain equipment from four to five years. Consequently, the depreciation charge on these assets was $11.8 million lower than it would have been using a four-year life.

NOTE 2 - Inventories

Inventories consisted of (in millions):

                                         May 31,        August 31,
                                           2001            2000
                                      --------------  --------------
          Raw materials............. $      3,328.8  $      3,043.0
          Work-in-process...........          436.7           558.9
          Finished goods............          436.2           185.4
                                      --------------  --------------
          Total..................... $      4,201.7  $      3,787.3
                                      ==============  ==============

NOTE 3 - Net Income (Loss) Per Share

The following table sets forth the computation of basic and diluted net income (loss) per share for the three- and nine-month periods ended May 31, 2001 and 2000.

                                           Three Months Ended             Nine Months Ended
                                                 May 31,                        May 31,
                                      ------------------------------  ---------------------------
                                          2001            2000            2001            2000
                                      --------------  --------------  -------------- ------------
                                                 (in millions, except per share data)

Income (loss) before cumulative
  effect of change in
  accounting principle.............. $       (185.7) $        119.7 $         126.8 $      329.7
Cumulative effect of change
  in accounting principle,
  net of tax .......................           --              --              --           (3.5)
                                      --------------  --------------  --------------  -----------
Net (loss) income - diluted......... $       (185.7) $        119.7 $         126.8 $      326.2
                                      ==============  ==============  ==============  ===========

Weighted average shares - basic.....          654.1           601.4           636.9        597.8
Common shares issuable upon
  exercise of stock options.........             --            22.4            16.3         24.9
                                      --------------  --------------  --------------  -----------
Weighted average shares
  diluted...........................          654.1           623.8           653.2        622.7
                                      ==============  ==============  ==============  ===========

Basic net (loss) income per share:
 Income (loss) before cumulative
   effect of change in
   accounting principle............. $        (0.28) $         0.20 $          0.20 $       0.55
 Cumulative effect of change
   in accounting principle..........        --                   --              --        (0.01)
                                      --------------  --------------  --------------  -----------
    Net (loss) income per share..... $        (0.28) $         0.20 $          0.20 $       0.54
                                      ==============  ==============  ==============  ===========

Diluted net income (loss) per share:
 Income (loss) before cumulative
   effect of change in
   accounting principle............. $        (0.28) $         0.19 $          0.19 $       0.53
 Cumulative effect of change
   in accounting principle..........        --              --                   --        (0.01)
                                      --------------  --------------  --------------  -----------
     Net (loss) income per share.... $        (0.28) $         0.19 $          0.19 $       0.52
                                      ==============  ==============  ==============  ===========

For the three-month period ended May 31, 2001, a total of 45.5 million options were not included in the calculation because the effect would have been antidilutive. For the nine-month period ended May 31, 2001, the exercise prices for 15.3 million options were greater than the average market prices of the stock at $33.52. Consequently, these options were not included in the calculation because the effect would have been antidilutive. For the three- and nine-month periods ended May 31, 2000, the exercise prices for 1.9 million options for both of these periods were greater than the average market price of $38.66 and $39.43, respectively, and were not included in the calculation because the effect would have been antidilutive.

In addition, the calculation for the three- and nine-month periods ended May 31, 2001, did not include the 108.6 million and 97.9 million, respectively, common shares issuable upon conversion of the zero-coupon senior convertible notes, as the effect would have been antidilutive. For the comparable periods in fiscal 2000, the calculation did not include the 35.1 and 74.3 million, respectively, common shares issuable upon conversion of the zero- coupon senior convertible notes, as the effect would have been antidilutive.

NOTE 4 - Commitments

Solectron leases various facilities under operating lease agreements. The facility leases outstanding on May 31, 2001 expire at various dates through 2004. All such leases require Solectron to pay property taxes, insurance and normal maintenance costs. Payments of some leases are periodically adjusted based on LIBOR rates. Certain leases for Solectron's facilities, including Fremont, Milpitas and San Jose, California; Everett, Washington; Suwanee, Georgia; Columbia, South Carolina; and Nakaniida, Japan, provide Solectron with an option at the end of the lease term to either acquire the property at its original cost or arrange for the property to be acquired. In the event Solectron does not purchase the properties or reach an agreement with the lessor to extend the lease at the end of the respective lease terms, Solectron is contingently liable under a first loss clause for a decline in market value of such leased facilities up to 85% of the original costs, or approximately $308.3 million in total as of May 31, 2001. Under such agreements, the Company must also maintain compliance with financial covenants similar to its credit facilities. As of May 31, 2001, Solectron was in compliance with all of its lease facility financial covenants.

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

Segment information by business units and geography for the three- and nine-month periods ended May 31, 2001 and 2000, was as follows:

                                      Three Months Ended             Nine Months Ended
                                             May 31,                       May 31,
                                 --------------------------    --------------------------
                                     2001          2000            2001          2000
                                 ------------  ------------    ------------  ------------
                                                        (in millions)
Net sales:
 Manufacturing and operations.. $    3,606.0  $    3,215.9    $   13,793.6  $    8,208.4
 Technology solutions..........        293.4         363.4         1,082.0       1,035.1
 Global services...............         84.0          65.7           221.8         157.8
                                 ------------  ------------    ------------  ------------
                                $    3,983.4  $    3,645.0    $   15,097.4  $    9,401.3
                                 ============  ============    ============  ============
Depreciation and amortization:
 Manufacturing and operations.. $      149.0  $       60.0    $      359.5  $      140.9
 Technology solutions..........          6.7           6.6            21.3          21.0
 Global services...............          2.9           1.8             9.0          11.2
                                 ------------  ------------    ------------  ------------
                                $      158.6  $       68.4    $      389.8  $      173.1
                                 ============  ============    ============  ============
Interest income:
 Manufacturing and operations.. $        4.2  $        1.8    $       11.9  $        5.7
 Technology solutions..........          0.4           1.9             1.6           5.0
 Global services...............           --           0.1             0.1           0.1
 Corporate.....................         18.1          20.2            82.3          56.6
                                 ------------  ------------    ------------  ------------
                                $       22.7  $       24.0    $       95.9  $       67.4
                                 ============  ============    ============  ============
Interest expense:
 Manufacturing and operations.. $        4.9  $        1.9    $       13.9  $        4.2
 Technology solutions..........          0.6           0.3             1.0           0.8
 Global services...............           --           0.5              --           0.9
 Corporate.....................         42.7          14.0           113.1          34.7
                                 ------------  ------------    ------------  ------------
                                $       48.2  $       16.7    $      128.0  $       40.6
                                 ============  ============    ============  ============
Pre-tax (loss) income:
 Manufacturing and operations.. $     (222.9) $      156.5    $      212.6  $      444.5
 Technology solutions..........        (33.9)         20.3             8.9          44.4
 Global services...............         11.1          (5.9)           28.1          (0.5)
 Corporate.....................        (34.3)          6.6           (67.3)         (0.4)
                                 ------------  ------------    ------------  ------------
                                $     (280.0) $      177.5    $      182.3  $      488.0 a
                                 ============  ============    ============  ============
Capital expenditures:
 Manufacturing and operations.. $       35.0  $      110.1    $      395.3  $      270.9
 Technology solutions..........          1.7           7.9            18.7          21.6
 Global services...............          0.8           3.1             8.4          11.5
 Corporate.....................          2.8           6.9            32.5          19.5
                                 ------------  ------------    ------------  ------------
                                $       40.3  $      128.0    $      454.9  $      323.5
                                 ============  ============    ============  ============

Geographic net sales:
 North America................. $    1,642.3  $    2,093.6    $    7,355.6  $    5,727.7
 Europe........................        798.9         565.7         2,832.7       1,183.8
 Asia Pacific & Other..........      1,542.2         985.7         4,909.1       2,489.8
                                 ------------  ------------    ------------  ------------
                                $    3,983.4  $    3,645.0    $   15,097.4  $    9,401.3
                                 ============  ============    ============  ============

                                    May 31,     August 31,
                                     2001          2000
                                 ------------  ------------
                                      (in millions)
Total assets:
 Manufacturing and operations.. $    6,875.1  $    5,303.4
 Technology solutions..........        531.8         500.2
 Global services...............        216.1         222.2
 Corporate.....................      5,669.5       4,349.8
                                 ------------  ------------
                                $   13,292.5  $   10,375.6
                                 ============  ============

 North America................. $    8,548.8  $    6,060.8
 Europe........................      1,303.7       1,864.8
 Asia Pacific & Other..........      3,440.0       2,450.0
                                 ------------  ------------
                                $   13,292.5  $   10,375.6
                                 ============  ============
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

NOTE 8 - Accounting Pronouncements

On September 1, 2000, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137 and No. 138.

Solectron enters into short-term foreign currency forward contracts and borrowings to hedge only those currency exposures associated with certain assets and liabilities denominated in non-functional currencies. These contracts' fair value is recorded on the balance sheet with corresponding charges or credits to income. The fair value of these short-term foreign currency forward contracts was not material from adoption of the standard through the third quarter of fiscal 2001.

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

From the adoption through the third quarter of fiscal 2001, the fair value of the swap agreement was not significant.

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

In connection with the NEL acquisition, the Company purchased all of the outstanding issued share capital and convertible bonds of NEL for approximately $2.3 billion and $122.4 million, respectively. As a result, the Company recorded goodwill of approximately $1.97 billion. Goodwill is being amortized in equal quarterly amounts over a ten-year period. The Company also expensed acquisition and integration costs of $29.5 million related to the acquisition of NEL.

The NEL purchase price was allocated as follows:

  Assets acquired............................ $       1,172.6
  Goodwill...................................         1,968.1
  Liabilities assumed........................          (808.3)
                                               ---------------

      Total purchase price................... $       2,332.4
                                               ===============

On April 30, 2001, the Company completed its acquisition of Centennial Technologies, Inc. for approximately 2.19 million shares of Solectron common stock. The transaction was accounted for under the purchase method of accounting and total consideration was approximately $64.5 million, including $55.4 million recorded as goodwill. This goodwill is being amortized in equal quarterly amounts over a ten-year period.

NOTE 10 - Restructuring and Impairment

The current quarter restructuring and impairment charge was taken in connection with Solectron's plan to review its operations in light of the current economic downturn and that it expected to undertake several measures to restructure the company. The measures, which included reducing the workforce, consolidating some facilities, relocating certain capabilities and changing the strategic focus of a number of sites, was largely intended to align its capacity and infrastructure to anticipated customer demand as well as rationalize its footprint worldwide.

During the third quarter of fiscal 2001, total restructuring and impairment costs of $285.0 million were charged against earnings. These restructuring and impairment charges included employee severance and benefit costs of approximately $41.8 million, costs related to facilities that will be abandoned and subleased of approximately $44.7 million, costs related to leased equipment that will be abandoned of approximately $56.2 million, impairment of equipment held for disposal of approximately $99.9 million, impairment of facilities held for disposal of approximately $11.3 million, impairment of goodwill and intangible assets related to closed facilities of approximately $28.2 million and other exit costs of approximately $2.9 million.

The employee severance and benefit costs related to the elimination of 7,700 positions worldwide. Approximately 67% of the positions eliminated were in the Americas region, 23% were in Europe and 10% were in Asia/Pacific. The employment reductions primarily affected employees in manufacturing and back office support functions. Facilities and equipment subject to restructuring were primarily located in the Americas and Europe. For leased facilities that will be abandoned and subleased, the lease costs represent future lease payments subsequent to abandonment less estimated sublease income. For facilities and equipment held for disposal, the impairment loss recognized was based on the fair value less costs to sell with fair value based on estimates of existing market prices for similar assets. As of May 31, 2001, 7,700 employees have left the Company under this plan.

During the second quarter of the fiscal 2001, the Company recorded restructuring costs of $25.3 million related to the consolidation of certain facilities. These restructuring costs included fixed asset impairments of $19.7 million, employee severance and benefit costs of approximately $3.2 million, and other exit costs of $2.4 million.

Below are tables summarizing restructuring and impairment activity in the second and third fiscal quarters of 2001:

                                  Severance
                                     and       Lease Payments   Lease Payments
(in millions)                      Benefits     on Facilities   on Equipment      Other       Total
                                 ------------  ---------------  -------------  -----------  ----------
Balance at February 28, 2001             3.2              --             --           2.4         5.6
Third Quarter 2001 Provision            41.8             44.7           56.2          2.9       145.6
Cash payments                          (31.2)             --             --          (0.1)      (31.3)
                                 ------------  ---------------  -------------  -----------  ----------
Balance at May 31, 2001                 13.8             44.7           56.2          5.2       119.9
                                 ============  ===============  =============  ===========  ==========

                                  Impairment                    Impairment on
                                 on Facilities  Impairment on   Goodwill and
                                     Held      Equipment Held    Intangible
                                  for Disposal  for Disposal       Assets         Total
                                 ------------  ---------------  -------------  -----------
Third Quarter 2001 Impairments          11.3             99.9           28.2        139.4

                                 ------------  ---------------  -------------  -----------
Balance at May 31, 2001                 11.3             99.9           28.2        139.4
                                 ============  ===============  =============  ===========

NOTE 11 - Subsequent Events

On June 24, 2001 the Company announced that it completed its acquisition of Singapore Shinei Sangyo Pte Ltd., a privately held manufacturer and designer of enclosures for electronics products. Shinei will be an independently operated subsidiary within Solectron's newly formed Power, Packaging and Cooling unit, and continues to market its services to other companies separately.

On July 2, 2001, the Company filed a registration statement (the "Registration Statement") with the Securities and Exchange Commission pursuant to Rule 415 under the Securities Act of 1933, as amended, pursuant to which it may, from time to time, offer its debt securities, and shares of its common stock and preferred stock (collectively, the "Securities"), which together have an aggregate initial public offering price of up to $3.0 billion. The Securities may be offered, separately or together, in separate series, in amounts, at prices and on terms to be set forth in the prospectus contained in the Registration Statement (the "Prospectus"), and in one or more supplements to the Prospectus, and may only be offered pursuant thereto.

Solectron anticipates that the universal shelf Registration Statement should provide flexibility and efficiency in accessing the public securities markets should Solectron decide to offer any Securities for sale to the public in the future, although it has no immediate plans to do so. Solectron anticipates using the net proceeds of any eventual offerings under the Registration Statement to fund the expansion of its operations to meet demand, for general corporate purposes, or to finance the acquisition of assets or businesses.

On July 2, 2001, the Company announced its Board of Directors approval of the adoption of a Stockholder Rights Plan on June 29, 2001. Under the plan, Solectron will issue a dividend of one right for each share of common stock, par value of $0.001 per share, of the Company held by stockholders of record at the close of business July 30, 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Regarding Forward-Looking Statements

With the exception of historical facts, the statements contained in this discussion are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and are subject to the Safe Harbor provisions created by that statute. Certain statements contained in the following Management's Discussion and Analysis of Financial Condition and Results of Operations, including, without limitation, statements containing the words "believes," "anticipates," "estimates," "expects," and words of similar import, constitute forward-looking statements that involve risks and uncertainties. Such statements, including, but not limited to, our fourth quarter outlook, are based on current expectations and are subject to risk, uncertainties and changes in condition, significance, value and effect, including those discussed under the heading Risk Factors within the section of this report entitled "Item 2," "Management's Discussion and Analysis of Financial Condition and Results of Operations" and reports filed by Solectron with the Securities and Exchange Commission, specifically, forms 8-K, 10-Q, 10-K, S-3, S-4 and S-8. Such risks, uncertainties and changes in condition, significance, value and effect could cause our actual results to differ materially from our anticipated outcomes. Although we believe that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate, including, but not limited to, statements about our future operating results and business plans. We disclaim any intention or obligation to update or revise any forward-looking statements as a result of new information, future events or otherwise.

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

                                            Three Months Ended         Nine Months Ended
                                                May 31,                     May 31,
                                      --------------------------  --------------------------
                                          2001          2000          2001          2000
                                      ------------  ------------  ------------  ------------
Net sales...........................        100.0%       100.0%       100.0%       100.0%
Cost of sales.......................         92.3          91.6          91.5          90.8
                                      ------------  ------------  ------------  ------------
Gross profit........................          7.7           8.4           8.5           9.2
Operating expenses:
  Selling, general and
    administrative..................          5.1           3.1           3.8           3.4
  Research and development..........          0.5           0.4           0.4           0.5
  Goodwill amortization expense.....          1.3            --           0.6            --
  Acquisition costs.................           --           0.1           0.2           0.3
  Restructuring and
    impairment costs................          7.2            --           2.1           0.1
                                      ------------  ------------  ------------  ------------
      Operating (loss) income.......         (6.4)          4.8           1.4           4.9
Interest income.....................          0.6           0.7           0.6           0.7
Interest expense....................         (1.2)         (0.5)         (0.8)         (0.4)
                                      ------------  ------------  ------------  ------------
(Loss) income before income taxes
  and cumulative effect of
  change in accounting principle....         (7.0)          5.0           1.2           5.2
Income taxes........................         (2.4)          1.6           0.4           1.7
                                      ------------  ------------  ------------  ------------
(Loss) income before cumulative
  effect of change in
  accounting principle..............         (4.6)          3.4           0.8           3.5
Cumulative effect of change
  in accounting principle
  for start-up costs................           --            --            --            --
                                      ------------  ------------  ------------  ------------
     Net (loss) income..............         (4.6)%         3.4%         0.8%         3.5%
                                      ============  ============  ============  ============

Net Sales

Net sales for the three- and nine-month periods of fiscal 2001 grew to $4.0 billion and $15.1 billion, respectively. Net sales increased 9.3% and 60.6%, respectively, over the same periods in fiscal 2000. The growth in sales year over year was primarily attributable to increased demand from our personal computer, notebook and consumer and automotive business sectors. This increase is also due to the full-quarter contributions from the NEL and Sony acquisitions, which were completed during the second quarter of fiscal 2001, acquisition of Nortel, which was completed during the fourth quarter of fiscal 2000, and the partial-quarter contribution from the Centennial Technologies, Inc. acquisition during the third quarter of fiscal 2001.

Our worldwide manufacturing operations business unit, including the former NEL and Sony Plants, accounted for 91% of total sales for the three- and nine-month periods of fiscal 2001 compared to 88% and 87%, respectively, for the same periods in fiscal 2000. Our technology solutions unit generated 7% of total sales for the three- and nine-month period of fiscal 2001 compared to 10% and 11% respectively, for the same periods in fiscal 2000. The global services unit contributed 2% for the three- and nine-month periods of fiscal 2001 compared to 2% and 2%, respectively, for the same periods in fiscal 2000.

As a result of recent unfavorable economic conditions and reduced capital spending, our sales have declined in the third quarter compared to the first two quarter of fiscal 2001. In particular, sales to OEMs in the telecommunications, workstation and server equipment manufacturing industry in the United States were impacted during the third quarter of fiscal 2001. If the economic conditions in the United States worsen or if a wider or global economic slowdown occurs, we may experience a material adverse impact on our business, operating results, and financial condition. Given current economic conditions and limited visibility, we currently anticipate that sales for the fiscal fourth quarter are expected to range from $3.0 billion to $3.5 billion.

Manufacturing and Operations

Net sales from our worldwide manufacturing operations group grew to $3.6 billion and $13.8 billion, respectively, for the three- and nine-month periods in fiscal 2001 compared to $3.2 billion and $8.2 billion for the corresponding periods in fiscal 2000. This represented increases of 12% and 68% for the three- and nine-month periods, respectively, in fiscal 2001 over the comparable periods of fiscal 2000. The increase in net sales was principally due to the acquisitions of NEL and Sony manufacturing plants during the prior fiscal quarter, as well as Nortel sites during the fourth quarter of fiscal 2000.

Within the Americas, net sales decreased 22% for the three- month period ended May 31, 2001 from the corresponding period of fiscal 2000 and increased 25% for the nine-month period ended May 31, 2001 from the same period of fiscal 2000. The decrease in the three-month period was due to lower demand from our customers as a result of unfavorable economic conditions and reduced capital spending by our customers. Our plants in California, Texas, Mexico and North Carolina were the largest contributors to the increase for the nine-month period. This increase was primarily due to higher demand from our customers and the acquisition of Nortel sites in North Carolina, Mexico and Canada.

In Europe, net sales increased 12% and 94%, respectively, in the three- and nine-month periods of fiscal 2001 from the corresponding periods of fiscal 2000. The increase was principally due to higher demand from our customers and to our acquisition of Ericsson's manufacturing assets in Ostersund, Sweden ("Ostersund") during the third quarter of fiscal 2000. Our France, Ostersund and Scotland sites were the largest contributors to the sales increase in the region.

In Asia Pacific, net sales grew to $1.0 billion for the three-month period ended May 31, 2001 compared to $581 million for the corresponding period of fiscal 2000, and $3.3 billion for the nine-month period for fiscal 2001 compared to $1.4 billion for the corresponding period of the prior year. The increase from the prior year was primarily due to the ramp-up in production to meet demand growth from our customers. Our Penang site in Malaysia benefited from the transfer of networking business from our Milpitas, California site. Our Penang and former NEL Penang sites in Malaysia, Suzhou site in China, as well as other recently acquired NEL sites were the major contributors to the increase.

Technology Solutions

Sales from our new technology solutions operations, including SMART, Force and former Centennial Technologies units, decreased 19% for the three-month period ended May 31, 2001, and increased 5% for the nine- month period from the corresponding periods of fiscal 2000. The decrease in the three-month period ended May 31, 2001 was principally due to decrease in demand and declines in average selling prices of memory components. The increase in net sales for the nine-month period was attributable to the increase in the first fiscal quarter of 2001 that primarily resulted from an overall increase in the average memory densities incorporated into the standard memory products and from stronger sales of specialty memory modules and embedded computer boards and systems. The increase in net sales was partially offset by declines in average selling prices of memory components.

Global Services

Net sales from our global services unit increased 28% and 40%, respectively, for the three- and nine-month periods ended May 31, 2001 over the corresponding periods in fiscal 2000. Net sales benefited from stronger demand as well as the acquisitions of Nortel, Bluegum Group and IBM Netherlands service facilities.

International Sales - In the three- and nine-month periods ended May 31, 2001, international locations contributed 58% and 49%, respectively, of consolidated net sales compared to 46% and 43% for the same periods of fiscal 2000. Our international operations are subject to various risks of doing business abroad. See "Risk Factors" for additional factors relating to possible fluctuations of our international operating results. While these dynamics have not materially harmed our results of operations, we cannot ensure that there will not be such an impact in the future.

Net Sales to Major Customers - Several of our customers accounted for 10% or more of our net sales in the three- and nine-month periods ended May 31, 2001 and May 31, 2000. The following table details these customers and the percentage of net sales attributed to them.

                                   Three Months Ended              Nine Months Ended
                                             May 31,                     May 31,
                                 -----------------------------  --------------------------
                                     2001          2000             2001           2000
                                 ------------  ---------------  -------------  -----------
Cisco..........................           --             13.0%          12.0%        12.0%
Ericsson ......................         14.0%            15.0%          14.0%        11.0%
Nortel ........................         12.0%              --           12.0%          --

Our top ten customers accounted for approximately 65% and 72% of consolidated net sales in the three- and nine-month periods ended May 31, 2001, respectively, compared to 68% and 71% for the same periods in fiscal 2000. We are dependent upon continued revenues from Cisco, Ericsson, Nortel and Compaq as well as our other top ten customers. We cannot guarantee that these or any other customers will not increase or decrease as a percentage of consolidated net sales either individually or as a group. Consequently, any material decrease in sales to these or other customers could materially harm our results of operations.

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

Gross Profit

The gross margin percentage decreased to 7.7% and 8.5%, respectively, for the three- and nine-month periods ended May 31, 2001, respectively, compared to 8.4% and 9.2% for the corresponding periods of fiscal 2000. The decrease was primarily attributable to under-absorbed fixed costs that could not be taken out immediately in response to the deterioration in our customers' end market. In the second quarter of fiscal 2001, we began to experience manufacturing inefficiencies due to higher-than-normal costs associated with the additional manpower required in the materials management area and underutilization of capacity which occurred later in the second quarter. In the first quarter of fiscal 2001, we sustained the improvement in component linearity that had been gained in the fourth quarter of the prior year. While the constricted supply of components in the electronics industry began to ease late in the first quarter, we continued to experience spot shortages of parts resulting in production control inefficiencies during the first quarter of the fiscal 2001.

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

In the foreseeable future, our overall gross margin will depend primarily on several factors, including but not limited to, product mix, production efficiencies, utilization of manufacturing capacity, start-up and integration costs of new and acquired businesses, percentage of sales derived from systems-build and turn-key projects, pricing within the electronics industry, component costs, and delivery linearity, and cost structure at individual sites. Over time, gross margins at the individual sites and for Solectron as a whole may continue to fluctuate. Increases in the systems-build business or turn-key projects, additional costs associated with new projects, and price erosion within the electronics industry could harm our gross margin.

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

Selling, General and Administrative Expenses

In absolute dollars, selling, general and administrative (SG&A) expenses increased 83% and 82%, respectively, for the three- and nine-month periods ended May 31, 2001 over the corresponding periods of fiscal 2000. As a percentage of net sales, SG&A expenses were 5.1% for the three- month period ended May 31, 2001, compared to 3.1% for the corresponding period in fiscal 2000, and 3.8% for the first nine-month period in fiscal 2001, compared to 3.4% for the corresponding period in fiscal 2000. The increase in absolute dollars for the first three- and nine-month periods in fiscal 2001 primarily resulting from higher human resource costs, information systems costs, and higher SG&A costs resulted from our acquisition of NEL entities. The increase as a percentage of net sales for the nine-month period ended May 31, 2001, reflected our on-going efforts to invest in our infrastructure such as marketing, sales, supply-base management and information systems to support the increased size and complexity of our business. We anticipate SG&A expenses will continue to increase in terms of absolute dollars over the long-term, and may possibly increase as a percentage of revenue, as we continue to invest in our infrastructure such as marketing, sales, supply-base management and information systems to support the increased size and complexity of our business.

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

In absolute dollars, R&D expenses increased 24.2% and 24.9%, respectively, for the three- and nine-month periods in fiscal 2001 from the corresponding periods in fiscal 2000. As a percentage of net sales, R&D expenses were 0.5% for the three-month period ended May 31, 2001, compared to 0.4% for the corresponding period in fiscal 2000, and 0.4% for the first nine- month period in fiscal 2001 compared to 0.5% for the corresponding period in fiscal 2000. The increases in absolute dollars in the fiscal 2001 periods compared to the fiscal 2000 periods were primarily due to increased R&D effort at SMART and Force and new R&D projects initiated at various sites. We expect that R&D expenses will increase in absolute dollars in the future and may increase as a percentage of net sales, as SMART and Force will continue to invest in their R&D efforts and additional R&D projects are undertaken at certain sites.

Goodwill Amortization Expense

The goodwill amortization expense of $52.3 million for the three-month period in fiscal 2001 primarily resulted from the NEL acquisition. During the second quarter of fiscal 2001, we purchased all of the outstanding issued share capital and convertible bonds of NEL for approximately $2.3 billion and $122.4 million, respectively. The NEL acquisition was accounted for under the purchase accounting method and, as a result, we recorded approximately $1.97 billion of goodwill. Goodwill is being amortized in equal quarterly amounts over a ten-year period. Annual and quarterly goodwill amortization expenses are approximately $196.8 million and $49.2 million, respectively.

Acquisition Costs

Acquisition and integration costs of $29.5 million for the nine months ended May 31, 2001, related to the acquisition of NEL.

Restructuring and Impairment Costs

The current quarter restructuring and impairment charge was taken in connection with Solectron's plan to review its operations in light of the current economic downturn and that it expected to undertake several measures to restructure the company. The measures, which included reducing the workforce, consolidating some facilities, relocating certain capabilities and changing the strategic focus of a number of sites, was largely intended to align its capacity and infrastructure to anticipated customer demand as well as rationalize its footprint worldwide.

During the third quarter of fiscal 2001, total restructuring and impairment costs of $285.0 million were charged against earnings. These restructuring and impairment charges included employee severance and benefit costs of approximately $41.8 million, costs related to facilities that will be abandoned and subleased of approximately $44.7 million, costs related to leased equipment that will be abandoned of approximately $56.2 million, impairment of equipment held for disposal of approximately $99.9 million, impairment of facilities held for disposal of approximately $11.3 million, impairment of goodwill and intangible assets related to closed facilities of approximately $28.2 million and other exit costs of approximately $2.9 million.

The employee severance and benefit costs related to the elimination of 7,700 positions worldwide. Approximately 67% of the positions eliminated were in the Americas region, 23% were in Europe and 10% were in Asia/Pacific. The employment reductions primarily affected employees in manufacturing and back office support functions. Facilities and equipment subject to restructuring were primarily located in the Americas and Europe. For leased facilities that will be abandoned and subleased, the lease costs represent future lease payments subsequent to abandonment less estimated sublease income. For facilities and equipment held for disposal, the impairment loss recognized was based on the fair value less costs to sell with fair value based on estimates of existing market prices for similar assets. As of May 31, 2001, 7,700 employees have left the Company under this plan.

During the second quarter of the fiscal 2001, the Company recorded restructuring costs of $25.3 million related to the consolidation of certain facilities. These restructuring costs included fixed asset impairments of $19.7 million, employee severance and benefit costs of approximately $3.2 million, and other exit costs of $2.4 million.

Net Interest Income (Expense)

Net interest expense was $25.5 million for the third quarter of fiscal 2001 compared to net interest income of $7.3 million for the same period of fiscal 2000. For the nine-months ended May 31, 2001, net interest expense was $32.1 million compared to net interest income of $26.8 million for the comparable period of fiscal 2000. The net interest expense in the fiscal 2001 periods primarily resulted from our 4.0% yield zero-coupon convertible senior notes, 2.75% and 3.25% yield zero-coupon convertible senior notes and 7.38% senior notes partially offset by interest income earned on undeployed cash and investments. We did not incur any interest expense from the 3.25% yield zero-coupon convertible senior notes in the three- and nine-month periods in fiscal 2000 since these notes were issued subsequently. We incurred partial interest expense from 2.75% yield zero-coupon convertible senior notes in the three- and nine-month periods ended May 31, 2000 since they were issued in May of 2000.

Income Taxes

For the nine-months ended May 31, 2001, income taxes decreased to $55.5 million from $158.3 million for the same period of fiscal 2000. The decrease was primarily due to decreased income before income taxes. In general, the effective income tax rate is largely a function of the balance between income from domestic and international operations. Our international operations, taken as a whole, have been taxed at a lower rate than those in the United States, primarily due to a tax holiday granted to our sites in Malaysia. The Malaysian tax holiday is effective through January 31, 2002, subject to some conditions, including maintaining certain levels of research and development expenditures. We have also been granted various tax holidays in China that are effective for various terms and are subject to certain conditions.

Cumulative Effect of Change in Accounting Principle

Statement of Position 98-5, "Reporting on the Costs of Start-up Activities" requires companies to expense all costs incurred in connection with start-up activities. We recorded a cumulative effect of change in accounting principle of $3.5 million, net of $1.6 million tax benefit, in the first quarter of fiscal 2000.

Liquidity and Capital Resources

Net working capital was $6.2 billion at May 31, 2001 compared to $5.4 billion at August 31, 2000. The increase in net working capital was primarily due to the growth in accounts receivable and inventory attributable to higher sales. Cash, cash equivalents and short-term investments decreased to $2.2 billion at May 31, 2001 from $2.4 billion at August 31, 2000. This change reflected the proceeds of approximately $1.5 billion from the 3.25% yield zero-coupon convertible senior debt issued in November 2000 and the issuance of 35 million shares of common stock for approximately $1.2 billion, offset by inventory purchases and investing activities, including the acquisition of NEL's shares and convertible bonds for approximately $2.4 billion, purchases of manufacturing assets of $84 million and capital expenditures of $454.9 million.

Accounts receivable increased approximately $245.1 million during the first nine months of fiscal 2001 over the fiscal year ended 2000. The increase was primarily due to growth in total net sales and the acquisition of NEL. Inventories increased $414.4 million during the first nine months of fiscal 2001 over the fiscal year ended 2000. The increase in inventory levels was primarily due to non-cancelable, non-returnable parts ordered on behalf of customers, under terms agreed to in the tight supply environment in the first quarter of fiscal 2001 and the acquisition of NEL and Centennial.

As of May 31, 2001, we had available a $100 million unsecured multicurrency revolving line of credit that expires April 30, 2002. Borrowings under the credit facility bear interest, at our option, at either the bank's prime rate, the London interbank offering rate (LIBOR) plus a margin, or the bank's certificate of deposit (CD) rate plus a margin. The margin under the LIBOR or CD rate options will vary depending on Solectron's Standard & Poor's Corporation and/or Moody's Investor Services, Inc. rating for its long- term senior unsecured debt. Under the credit agreement, we must meet certain financial covenants. We were in compliance with all of our line of credit financial covenants as of May 31, 2001. There were no borrowings outstanding under this line of credit as of May 31, 2001. In addition, we had approximately $175 million and $562 million, respectively, in committed and uncommitted foreign lines of credit and other bank facilities as of May 31, 2001. The interest rates ranged from the bank's prime lending rate to the bank's prime rate plus a margin. As of May 31, 2001, borrowings and guaranteed amounts under committed and uncommitted foreign lines of credit were $152 million and $198 million, respectively.

We believe that our current cash and cash equivalents, short- term investments, line of credit, any potential funds that may be raised under our recently filed shelf Registration Statement and cash generated from operations will satisfy our expected working capital, capital expenditure, and investment requirements through at least the next 12 months.

RECENT DEVELOPMENTS

On June 24, 2001 we announced that we completed our acquisition of Singapore Shinei Sangyo Pte Ltd., a privately held manufacturer and designer of enclosures for electronics products. Shinei, which will be renamed Shinei International, will be an independently operated subsidiary within Solectron's newly formed Power, Packaging and Cooling unit, and continues to market its services to other companies separately. The acquisition of Shinei will bring to Solectron a global company providing customer-focused solutions for metal stamping, contract manufacturing and ODM assembly with full product- design capabilities.

On July 2, 2001, we filed a registration statement (the "Registration Statement") with the Securities and Exchange Commission pursuant to Rule 415 under the Securities Act of 1933, as amended, pursuant to which we may, from time to time, offer our debt securities, and shares of our common stock and preferred stock (collectively, the "Securities"), which together have an aggregate initial public offering price of up to $3.0 billion. The Securities may be offered, separately or together, in separate series, in amounts, at prices and on terms to be set forth in the prospectus contained in the Registration Statement (the "Prospectus"), and in one or more supplements to the Prospectus, and may only be offered pursuant thereto.

We anticipate that the universal shelf Registration Statement should provide flexibility and efficiency in accessing the public securities markets should we decide to offer any Securities for sale to the public in the future, although we have no immediate plans to do so. We anticipate using the net proceeds of any eventual offerings under the Registration Statement to fund the expansion of our operations to meet demand, for general corporate purposes, or to finance the acquisition of assets or businesses.

On July 2, 2001, we announced that our Board of Directors approved the adoption of a Stockholder Rights Plan on June 29, 2001. Under the plan, we will issue a dividend of one right for each share of common stock, par value of $0.001 per share, held by stockholders of record at the close of business July 30, 2001.

RISK FACTORS

WE ARE EXPOSED TO GENERAL ECONOMIC CONDITIONS

As a result of recent unfavorable economic conditions and reduced capital spending, our sales have declined in the third quarter compared to the first two quarters of fiscal 2001. In particular, sales to OEMs in the telecommunications, workstation and server equipment manufacturing industry in the United States were impacted during the third quarter of fiscal 2001. If the economic conditions in the United States worsen or if a wider or global economic slowdown occurs, we may experience a material adverse impact on our business, operating results, and financial condition.

MOST OF OUR NET SALES COMES FROM A SMALL NUMBER OF CUSTOMERS; IF WE LOSE ANY OF THESE CUSTOMERS, OUR NET SALES COULD DECLINE SIGNIFICANTLY.

Most of our annual net sales come from a small number of our customers. Our 10 largest customers accounted for approximately 65% and 72% of net sales in the three- and nine-month periods ended May 31, 2001, and approximately 68% and 71% of net sales for the corresponding periods of fiscal 2000. Since we depend on continued net sales from our 10 largest customers, any material delay, cancellation or reduction of orders from these or other major customers could cause our net sales to decline significantly. Some of these customers individually account for more than 10 percent of our annual net sales. We cannot guarantee that we will be able to retain any of our 10 largest customers or any other accounts. In addition, our customers may materially reduce the level of services ordered from us at any time. This could cause a significant decline in our net sales and we may not be able to reduce the accompanying expenses at the same time. Moreover, our business, financial condition and results of operations will continue to depend significantly on our ability to obtain orders from new customers, as well as on the financial condition and success of our customers. Therefore, any adverse factors affecting any of our customers or their customers could have a material adverse effect on our business, financial condition and results of operations.

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

SIGNIFICANT LEVERAGE; DEBT SERVICE

Our ratio of earnings to fixed charges for the nine months ended May 31, 2001 was 2.10X as compared to 8.84X for the nine months ended May 31, 2000 which is the corresponding period for the prior year.

As a result of the potential future sale of certain securities described in our recently filed shelf Registration Statement on form S-3 and accompanying prospectus, our debt service obligations could increase substantially. The degree to which we may leveraged could materially and adversely affect our ability to obtain financing for working capital, acquisitions or other purposes and could make us more vulnerable to industry downturns and competitive pressures. Our ability to meet our debt service obligations will be dependent upon our future performance, which will be subject to financial, business and other factors affecting our operations, many of which are beyond our control.

We will require substantial amounts of cash to fund scheduled payments of principle and interest on our outstanding indebtedness, future indebtedness we may incur, future capital expenditures and any increased working capital requirements. If we are unable to meet our cash requirements out of cash flow from operations, there can be no assurance that we will be able to obtain alternative financing, that any such financing would be on favorable terms, or that we will be permitted to do so under the terms of our existing financing arrangements, or our financing arrangements in effect in the future. In the absence of such financing, our ability to respond to changing business and economic conditions, to make future acquisitions, to experience adverse operating results or fund required capital expenditures or increased working capital requirements may be adversely affected.

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

WE DEPEND ON THE MEMORY MODULE PRODUCT MARKET.

Most of our technology solutions net sales are derived from memory modular products. The market for these products is characterized by frequent transitions in which products rapidly incorporate new features and performance standards. A failure to develop products with required feature sets or performance standards or a delay as short as a few months in bringing a new product to market could reduce our net sales which may have a material adverse effect on our business, financial condition and results of operations. In addition, the market for semiconductor memory devices has been cyclical. The industry has experienced significant economic downturns at various times, characterized by diminished product demand, excess production, and accelerated erosion of average selling prices. In the past, there have been significant declines in the prices for DRAM, SRAM and flash memory. Similar occurrences in the future would reduce our profit.

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

In fiscal 2000, we completed acquisitions of AMERICOM, SMART and Bluegum Group, each of which was accounted for as a pooling of interests. Through additional acquisitions, we also acquired facilities in Puerto Rico, Mexico, Canada, France, Sweden, Northern Ireland and Australia.

During the second quarter of fiscal 2001, we completed acquisitions of NEL, Sony's manufacturing facilities in Japan and Taiwan and IBM's repair center in the Netherlands. During the third quarter of fiscal 2001, we completed the acquisition of Centennial Technologies, Inc. During the fourth quarter of fiscal 2001, we completed the acquisition of Singapore Shinei Sangyo Pte Ltd. and subsidiaries.

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

Our profitability will suffer if we are unable to successfully integrate and manage recent acquisitions and pending acquisitions including, in particular, the NEL, Shinei and Centennial transactions, as well as any future acquisitions that we might pursue, or if we do not achieve sufficient revenue to offset the increased expenses associated with these acquisitions.

OUR NON-U.S. LOCATIONS REPRESENT A SIGNIFICANT AND GROWING PORTION OF OUR NET SALES; WE ARE INCREASINGLY EXPOSED TO RISKS ASSOCIATED WITH OPERATING INTERNATIONALLY.

In the three- and nine-month periods ended May 31, 2001, approximately 58% and 49%, respectively, of our net sales came from sites outside the United States, while approximately 46% and 43% of net sales came from sites outside the United States in the same periods of fiscal 2000. As a result of our foreign sales and facilities, our operations are subject to a variety of risks unique to international operations, including the following:

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

In addition, we have operations in several emerging or developing economies that have a potential for higher risk. The risks associated with these economies include but are not limited to currency volatility and other economic or political risks. In the future, these factors may harm our results of operations. Solectron locations in emerging or developing economies include Mexico, Brazil, China, Malaysia and Romania. As of May 31, 2001 we recorded $220.8 million in cumulative foreign exchange translation losses on our balance sheet, primarily due to the devaluation of the Brazilian real. While, to date, these factors have not had a significant adverse impact on our results of operations, we cannot ensure that there will not be such an impact. Furthermore, while we may adopt measures to reduce the impact of losses resulting from volatile currencies and other risks of doing business abroad, we cannot ensure that such measures will be adequate.

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

As of May 31, 2001, the majority of the foreign currency hedging contracts was scheduled to mature in less than three months and there were no material deferred gains or losses. In addition, our international operations in some instances act as a natural hedge because both operating expenses and a portion of sales are denominated in local currency. In these instances, including our current experience involving the devaluation of the Brazilian real, although an unfavorable change in the exchange rate of a foreign currency against the U.S. dollar would result in lower sales when translated to U.S. dollars, operating expenses would also be lower in these circumstances. Also, since less than 13% of our net sales for the first nine-month period in fiscal 2001 are denominated in currencies other than U.S. dollar, we do not believe our total exposure is significant.

We have currency exposures arising from both sales and purchases denominated in currencies other than the functional currency of our sites. Fluctuations in the rate of exchange between the currency of the exposure and the functional currency of our site could seriously harm our business, operating results and financial condition. For example, an increase in the rate at which a foreign currency is exchanged for U.S. dollars would require more of the foreign currency to equal a specified amount of U.S. dollars than before the rate increase. In such cases, and if we price our products and services in the foreign currency, we would receive less in U.S. dollars than we did before the rate increase went into effect. If we price our products and services in U.S. dollars and competitors price their products in local currency, an increase in the relative strength of the U.S. dollar would result in our prices being uncompetitive in markets where business is transacted in the local currency.

WE ARE EXPOSED TO INTEREST RATE FLUCTUATIONS.

The primary objective of our investment activities is to preserve principal and at the same time, maximize yields without significantly increasing risk. To achieve this objective, we maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including both government and corporate obligations, certificates of deposit and money market funds. As of May 31, 2001, approximately 96% of our total portfolio was scheduled to mature in less than six months. In addition, our investments are diversified and of relatively short maturity.

The following table presents the amounts of our cash equivalents and short-term investments that are subject to interest rate risk by calendar year of expected maturity and weighted average interest rates as of May 31, 2001:

	Expected Maturity
	Q1 2002	Q4 2002	Total	Fair Value
	(amounts in millions)
Cash equivalents and short-term investments	$1,122.8	$ 46.5	$1,169.3	$1,169.3
Average interest rate	4.70%	6.30%

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

WE MAY NOT BE ABLE TO ADEQUATELY PROTECT OR ENFORCE OUR INTELLECTUAL PROPERTY RIGHTS; AND WE COULD BECOME INVOLVED IN INTELLECTUAL PROPERTY DISPUTES.

Our ability to effectively compete may be affected by our ability to protect our proprietary information. We hold a number of patents and other license rights. These patent and license rights may not provide meaningful protection for our manufacturing processes and equipment innovations. On June 23, 1999, we were served, along with 87 other companies including SMART, as a defendant in a lawsuit brought by the Lemelson Medical, Education & Research Foundation. The lawsuit alleges that we have infringed certain of the plaintiff's patents relating to machine vision and bar-code technology. We believe we have meritorious defenses to these allegations and do not expect this litigation to materially impact our financial condition or results of operations. In the semiconductor, computer, telecommunications and networking industries, companies receive notices from time to time alleging infringement of patents, copyrights or other intellectual property rights, and litigation sometimes arises out of such notices. For example, in January of last year, SMART filed a lawsuit seeking to have declared invalid, and/or not infringed, three patents purportedly applicable to industry standard memory products, including those manufactured by SMART and the other manufacturers of these industry standard memory products. The owner of these patents brought a cross- complaint alleging patent infringement against SMART, and has also brought suit against several other memory product manufacturers alleging infringement of the three patents. We believe that SMART's memory products do not infringe any valid claims of any of the three patents at issue. Moreover, we have been and may from time to time continue to be notified of claims that we may be infringing patents, copyrights or other intellectual property rights owned by other third parties. The current litigation or any other litigation could result in substantial costs and diversion of resources and could have a material adverse effect on our business, financial condition and results of operations. In the future, third parties may assert infringement claims against our customers or us. In the event of an infringement claim, we may be required to spend a significant amount of money to develop a non-infringing alternative or to obtain licenses. We may not be successful in developing such an alternative or obtaining a license on reasonable terms, if at all. In addition, any such litigation could be lengthy and costly and could harm our financial condition.

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

The State of California is in the midst of an energy crisis that could interrupt our power supply or that of the third-party service providers and thereby disrupt our operations, reduce our revenues, and increase our expenses. A substantial portion of our operating activities and facilities, including our headquarters and principal administrative facilities, are located in California. During acute power shortages, California has implemented, and may in the future continue to implement, rolling blackouts throughout the state. The rolling blackouts that have occurred to date have not materially disrupted the operations of our facilities. Should these blackouts continue or increase in severity, however, they could materially disrupt the operations of one or more of our facilities. Although Solectron currently does not have backup generator or long-term alternate sources of power in the event of a blackout, Solectron does have some flexibility to shift some manufacturing volume to other manufacturing sites around the world. If blackouts interrupt our power supply, we would be temporarily unable to continue operations at our affected facilities. Our current insurance does not provide coverage for any damages our customers or we may suffer as a result of any interruption in our power supply. Consequently, any interruption in our ability to continue operations at our facilities could damage our reputation, harm our ability to retain existing customers and to obtain new customers, and could result in lost revenue, any of which would substantially harm our business and results of operations.

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

OUR LOW STOCK PRICE MAY REDUCE OUR DILUTED EARNINGS PER SHARE

On January 27, 2002, we may become obligated to purchase, at the option of the holders, all or a portion of the outstanding 4.0% LYONs at a price of $510.03 per note ("Purchase Price"). We have the option to pay the Purchase Price of LYONs in cash or common stock or any combination thereof. If we elect to pay the Purchase Price, in whole or part, in shares of our common stock, the number of shares of common stock to be delivered shall equal the Purchase Price divided by the average of the Sale Prices of the common stock for the five trading day period ending on the third business day prior to January 27, 2002. The LYONs are convertible into common stock at a price of $34.13 per share or 14.944 shares per LYON. In the event that our stock price remains below $34.13 per share at January 27, 2002, we may have to issue additional shares to the holders. Accordingly, our diluted earnings per share may be reduced.

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

OUR ANTI-TAKEOVER DEFENSE PROVISIONS MAY DETER POTENTIAL ACQUIRORS AND MAY DEPRESS OUR STOCK PRICE.

Our certificate of incorporation, bylaws and the stockholder rights plan recently approved by the Board of Directors contain provisions that could make it more difficult for a third party to acquire, or may discourage a third party from attempting to acquire, control of Solectron. These provisions allow us to issue preferred stock with rights senior to those of our common stock and impose various procedural and other requirements that could make it more difficult for our stockholders to effect certain corporate actions.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See Management's Discussion and Analysis of Financial Condition and Results of Operations for factors related to fluctuations in the exchange rates of foreign currency and fluctuations in interest rates under "Risk Factors."

SOLECTRON CORPORATION AND SUBSIDIARIES

PART II. OTHER INFORMATION

Item 1: Legal Proceedings

SMART Modular Technologies, Inc. ("SMART"), a wholly owned subsidiary of Solectron Corporation, and certain of SMART's ex-officers and ex-directors have been named as defendants in six securities class action lawsuits filed in the United States District Court for the Northern District of California, Boren v. SMART Modular Technologies, Inc., et al., No. C 98 20692 JW (PVT) (filed July 1, 1998), Woszczak v. SMART Modular Technologies, Inc., et al., No. C 98 2617 JL (filed July 2, 1998), Bisson v. SMART Modular Technologies, Inc., et al., No. C 98 20714 JF (filed July 8, 1998), D'Amato v. SMART Modular Technologies, Inc., et al., No. C 98 2804 PJH (filed July 16, 1998), Cha v. SMART Modular Technologies, Inc., et al., No. C 98 2833 BZ (filed July 17, 1998) and Chang v. SMART Modular Technologies, Inc., et al., No. C 98 3151 SI (filed August 13, 1998) (collectively, the "Federal Actions"). The plaintiffs in the Federal Actions allege that defendants made material misrepresentations and omissions during the period from July 1, 1997 through May 21, 1998 in violation of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The Federal Actions were consolidated on October 9, 1998, and a consolidated complaint was filed on November 30, 1998 (the "Federal Complaint"). On November 2, 1999, defendants filed a motion to dismiss the Federal Complaint. This motion is pending. On January 26, 2001, the Court dismissed the Federal Complaint with prejudice.

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

We believe that all claims related to the state and federal securities actions are without merit and intend to defend vigorously against these actions. We also believe we have meritorious defenses to the patent infringement allegations. We do not expect that all these allegations will result in a material impact on our financial position or results of operations.

Item 2: Changes in Securities

None

Item 3: Defaults upon Senior Securities

None

Item 4: Submission of Matters to a Vote of Security Holders

None

Item 5: Other Information

None

Item 6: Reports on Form 8-K

On March 20, 2001, Solectron filed a Current Report on Form 8-K/A to include the required pro forma financial information which gives effect to the acquisition of NatSteel Electronics Ltd.

On May 2, 2001, Solectron filed a Current Report on Form 8-K regarding its completion of the acquisition of Centennial Technologies, Inc.

SOLECTRON CORPORATION

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOLECTRON CORPORATION

(Registrant)

Dated: July 13, 2001

By:	/s/ Susan S. Wang

Susan S. Wang
Senior Vice President, Chief Financial Officer and Corporate Secretary (Principal Financial and Accounting Officer)