Form 10-K
period 2001-08-31
SOLECTRON CORP
filed 2001-11-15
CIK 835541

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2001

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

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]     No [     ]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K.    [     ]

      The aggregate market value of the Registrant's Common Stock held by non-affiliates on November 1, 2001 was approximately $ 7,512 million (based upon the last reported price of the Common Stock on the New York Stock Exchange on such date). Shares of Common Stock held by each officer, director, and holder of 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

      As of November 1, 2001, there were 669,165,039 shares of the Registrant's common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

      The Registrant's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on January 23, 2002, which Solectron will file with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this report, is incorporated by reference in Part III of this Form 10-K to the extent stated herein.

SOLECTRON CORPORATION

2001 FORM 10-K ANNUAL REPORT
TABLE OF CONTENTS

Solectron and the Solectron logo are registered trademarks of Solectron Corporation. All other names are trademarks and/or registered trademarks of their respective owners.

PART I

PART I

ITEM 1: BUSINESS

Overview

We provide electronics manufacturing services to original equipment manufacturers (OEMs) who design and sell networking equipment, mobile and land based telecommunications equipment, computing equipment, including workstations, notebooks, desktops and peripherals, and other electronic equipment. These OEMs include Cisco Systems, Inc. (Cisco), Compaq Computer Corporation (Compaq), Ericsson Telecom AB (Ericsson), Hewlett-Packard Company (HP), International Business Machines Corporation (IBM), Nortel Networks Limited (Nortel) and Apple Computer Inc. (Apple). These companies contract with us to build their products for them or to obtain other related services from us.

We furnish integrated supply-chain solutions that span the entire product life-cycle from technology solutions, to global manufacturing, to global services. Our range of services includes:

  Advanced building block design solutions;

  Product design and manufacturing;

  New product introduction management;

  Materials purchasing and management;

  Prototyping;

  Printed circuit board assembly (the process of placing components on an electrical printed circuit board that controls the processing functions of a personal computer or other electronic equipment);

  System assembly (for example, building complete systems such as high end routers and servers, and testing them to ensure functionality);

  Distribution;

  Product repair; and

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

Reduce Investment: As electronic products have become more technologically advanced and are shipped in greater unit volumes, the necessary investment required for internal product design, manufacturing, and end-of-life support services by OEMs has increased significantly for working capital, capital equipment, labor, systems and infrastructure. Solectron, a global supply-chain facilitator, enables OEMs to gain access to our worldwide advanced technology facilities including NPI centers, manufacturing and depot repair facilities. As a result, OEMs can substantially reduce their overall resource requirements.

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

Improve Inventory Management and Purchasing Power: Electronics industry OEMs are faced with increasing difficulties in planning, procuring and managing their inventories efficiently due to frequent design changes, short product life-cycles, large investments in electronic components, component price fluctuations and the need to achieve economies of scale in materials procurement. OEMs can reduce production costs by using our volume procurement capabilities. In addition, our expertise in inventory management can provide better control over inventory levels and increase the OEMs' return on assets.

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

  Malcolm Baldrige National Quality Award in 1991 and again in 1997;

  Named one of the World's Best Performers on the Information Technology 100 Listing by Business Week June 2001;

  Ranked No.2 in Semiconductors and Other Electronic Components on the Fortune 500 by Fortune April 2001;

  3Com Supplier Appreciation Award;

  Cisco Supplier of the Year-Subcontractor/Distributor Award;

  Sun Microsystems Fiscal year 2000 supplier Performance Award In Recognition of Improving and Maintaining Overall Scorecard;

  Hewlett-Packard Outstanding Supplier;

  AFC Appreciation award for the Highest Standard of Customer Service and Product Quality;

  Agilent-In recognition of outstanding support through dedication to teamwork and quality service for E-module Transfer Project;

  Intermec Key Supplier Award;

  NDS Supplier Partner Award;

  Qualcomm Key Supplier Appreciation Award.

  Other numerous awards from our customers.

All of our manufacturing facilities are certified under ISO-9000 standards, which are international quality standards for design, manufacturing and distribution management systems.

Partnerships: An important element of our strategy is to establish partnerships with major and emerging OEM leaders in diverse segments across the electronics industry. Our customer base consists of leaders in industry segments such as networking, telecommunications, workstations, personal computers, computer peripherals, instrumentation, semiconductor equipment and avionics. Due to the costs inherent in supporting customer relationships, we focus our efforts on customers with high potential for long-term business partnerships. Our goal is to deliver a total product life cycle solution to our customers. We offer OEMs NPI management, which includes design and layout, concurrent engineering, test development and prototype engineering. We continue the cycle to provide solutions in manufacturing and distribution, including just-in-time delivery on low- to medium-volume and high-volume turn-key, price-sensitive, and projects that require more value-added services. Additionally, we serve OEMs that need end-of-life services such as product repair and warranty services.

Turn-key Capabilities: Another element of our strategy is to provide a complete range of manufacturing management and value-added services, including materials management, board design, concurrent engineering, assembly of complex printed circuit boards and other electronic assemblies, test engineering, software manufacturing, accessory packaging and post-manufacturing services. We believe that as manufacturing technologies become more complex and as product life-cycles shorten, OEMs will increasingly contract for manufacturing on a turn-key basis as they seek to reduce their products' time-to-market, capital asset and inventory costs. A substantial portion of our revenue is from our turn-key business. We believe that our ability to manage and support large turn-key projects is a critical success factor. In addition, we believe that due to the difficulty and long lead-time required to change manufacturers, turn-key projects generally increase an OEM's dependence, resulting in greater stability of our customer base and in closer working relationships. We also have been successful in establishing sole-source positions for certain products with many of our customers.

Advanced Manufacturing Process Technology: We intend to continue to offer our customers the most advanced manufacturing process technologies, including launching new designs in the NPI cycle. Our involvement during early design stage helps to reduce time to market, and improve manufacturing ability to quickly ramp to volume. We have developed common tools for electrical, mechanical design and design for manufacturing applications to reduce design cycle and maintain cost effectiveness. Our key initiatives in the test area include standardizing on a single functional test platform for the majority of the printed circuit assemblies we produce, and enhancing test capability of non-contacting structural test methods. Platform standardization enables us to develop and install test processes rapidly into manufacturing and to transfer production around the globe quickly to meet our customers needs. We also have developed methods for handling, processing and re-flow of high I/O ball grid array (BGA), lead-less and chip-scale packages. In addition, we have built effective processes for splicing of single mode, multi-mode and polarization maintaining fibers, and connectorization. Our efforts continue in design of optical functions that need to be incorporated into modules or at the board level.

Diverse Geographic Operations: An additional element of our strategy is to establish production facilities in areas of high customer density or where manufacturing efficiencies and reduced unit costs can be achieved. We currently have operations throughout the Americas, Europe and Asia/Pacific. We believe that our facilities in these diverse geographic locations enable us to better address our customers' requirements such as cost containment, compliance with local content regulations, and the elimination of expensive freight costs, tariffs and time-consuming customs clearances. We intend to expand our operations continually as necessary to serve our existing customers and to develop new business.

Global Manufacturing Capability

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

To offer our customers the significant competitive advantage of electronics outsourcing, we have production facilities in areas of high customer density or where manufacturing efficiencies and reduced unit costs can be achieved. In fiscal 2001, approximately 51% of our sales were from operations outside of the United States.

Americas

North America.

Our headquarters and one of our largest manufacturing operations are located in Silicon Valley, principally in Milpitas, California, in the midst of one of the largest concentrations of OEM electronics manufacturers. Our subsidiary, SMART Modular Technologies, Inc. (SMART), located in Fremont, California designs and manufactures memory modules and memory cards, embedded computers and I/O products. Our manufacturing facility in Everett, Washington helps to serve our customers in the Pacific Northwest. We established a manufacturing facility in Hillsboro, Oregon during the second quarter of fiscal 2001 through the acquisition of Natsteel Electronics Ltd (NEL).

We believe our facility in Austin, Texas, is situated in a geographic region with strong growth of electronics OEMs that will allow us to better service our existing customers and to attract new ones.

Our manufacturing facility in Westborough, Massachusetts, near Boston, in the center of a geographic region with a large concentration of electronics OEMs, provides a full range of integrated solutions across the entire product life cycle from pre-production planning to manufacturing. We further expanded our manufacturing capability in the region during fiscal 2001 through the acquisition of Centennial Technologies Inc. (Centennial).

We also have operations in Charlotte, North Carolina and Columbia, South Carolina. We believe these facilities allow us to better pursue new business opportunities with new and existing customers, in particular, because of Charlotte's status as a transportation hub and its relative proximity to major Southeastern United States electronics markets. We further expanded our manufacturing facilities by the acquisition of manufacturing assets of Nortel in North Carolina.

We established a manufacturing facility in Calgary, Canada through the acquisition of Nortel's manufacturing assets. This site provides a full range of PCB assembly services to our low to mid-volume customers.

We established a manufacturing facility in Aguadilla, Puerto Rico, through the acquisition of Alcatel's manufacturing business. This site provides our customers with a full range of manufacturing services and high-volume PCB assembly.

Latin America

Our site in Guadalajara, Mexico, provides a full range of PCB assembly and systems- build manufacturing services. This site offers our customers a low-cost, high-volume manufacturing center for PCB assembly, build-to-order and configure-to-order systems assembly for the Americas. Our manufacturing capacity in Mexico was expanded by the acquisition of manufacturing assets of Nortel in Monterrey, Mexico, in fiscal 2000.

Our site in Sao Jose dos Campos, Brazil, provides a full range of capabilities across the product life cycle, including systems-build capabilities, PCB and flex assembly, custom packaging and distribution services, primarily to multinational customers seeking access to the Latin American market. This manufacturing facility in Brazil was expanded as a result of the acquisition of IBM's manufacturing operations in Sao Paulo, Brazil.

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

During fiscal 2000, we expanded our European presence into Longuenesse, France; Östersund, Sweden; and Monkstown, Northern Ireland, through the acquisition of Nortel's manufacturing assets and of Ericsson's manufacturing assets of telecommunications infrastructure equipment operations. We expanded our presence in Scotland through an asset acquisition of IBM's Netfinity server operations in Greenock, Scotland.

Asia/Pacific and Other

Our Southeast Asia manufacturing operations are located in Penang and Johor, Malaysia. The operations in Southeast Asia were established to better serve the needs of OEMs requiring price-sensitive, high-volume production capabilities and to provide more efficient manufacturing services to customers in Southeast Asia. These facilities currently provide electronics assembly, materials management and other services to customers in Malaysia, Singapore, Japan, the United States and other locations. Our facility in Suzhou, China, currently provides a full range of low-cost high volume manufacturing services.

During fiscal 2000, we expanded our manufacturing presence in Malaysia and Australia, and established a site in India through the acquisitions of SMART and Bluegum Group. During fiscal 2001, our low-cost high volume manufacturing capability was further expanded in Shenzen and Shanghai China; Singapore; Penang, Malaysia; Batam, Indonesia; Kaohsiung, Taiwan and Miyagi, Japan through the acquisitions of NEL, and SONY Corporation's manufacturing facilities. We offer our customers manufacturing and systems assembly capabilities in Liverpool, New South Wales; Melbourne, Victoria; and have program offices in Sydney and North Melbourne, Australia. We also completed our acquisition of Singapore Shinei Sangyo Pte Ltd (Shinei) during fiscal 2001. Shinei is an independently operated subsidiary within our newly formed Power, Packaging and Cooling unit, and continues to market its services to other companies separately. The acquisition of Shinei brings us a global company providing customer-focused solutions for metal stamping, contract manufacturing and OEM assembly with full product-design capabilities.

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

Technology Solutions

Fine Pitch in Fremont, California provides extensive prototype services for electronics OEMs, further enhancing our ability to address the needs of design teams who require almost immediate availability of highly complex prototype assemblies. Through the acquisition of NEL, Fine Pitch recently opened another NPI center in Morgan Hill, California.

Force Computers, Inc. (Force) in San Jose, California specializes in system design, board design and system integration for open, scalable system and board-level embedded computer platforms for the communications, industrial and command and control markets.

SMART Modular Technology, designs and manufactures specialty and standard memory modules, flash memory cards, embedded computers and input/output products to leading and emerging OEMs. During fiscal 2001, we strengthened our technology solutions business unit through the acquisition of Centennial.

Global Services

We offer a full range of integrated solutions from the time a product is designed until it is removed from the market. These services include product repair, upgrades, re-manufacturing and maintenance through factory and fast-hub service centers located around the world; help-desk support through customer call centers for end-users; logistics and parts management; returns processing; warehousing; engineering change management; and end-of-life manufacturing. These services give our customers improved speed from the service pipeline by taking direct receipt responsibility for returns from the end user and making sure that various buffer stock and inventory mechanisms are established. These services also minimize shipping costs and time by handling repairs at our various international locations. In addition, our data collection system can provide invaluable information to analyze product design reliability. As a result, the OEMs can focus their efforts on developing next-generation products.

We have global service sites in the United States, Canada, Mexico, France, Northern Ireland, Brazil, Sweden, United Kingdom and Japan. The Memphis, Tennessee hub offers integrated call management, remote failure diagnostics, air express dispatch, systems repair, component level repair, configuration and upgrades, returns processing and administration, refurbishment and redistribution services. Wireless handset repair and refurbishment and outsourcing technical customer support services is performed in Los Angeles, California; Louisville, Kentucky; Baltimore, Maryland; and Dallas, Texas.

We established a repair service site in Vaughan, Canada, by acquiring repair operations of IBM's NULOGIX Technical Services (NULOGIX). NULOGIX provides a complete range of technology repair, re-manufacturing and refurbishment services for a large variety of electronics products. As a result of this transaction, we are now able to provide the Canadian market a full range of value-added support service solutions. These services include: product repair, upgrades, re-manufacturing and maintenance through factory and fast-hub service centers located around the world; help-desk support through customer call-in centers for end-users; logistics and parts management; returns processing; warehousing; engineering change management and end-of-life manufacturing.

As part of our acquisitions of Nortel and Ericsson manufacturing assets, global service sites were established in Calgary, Canada; Research Triangle Park, North Carolina; Monterrey, Mexico; Cwmcarn, Wales; Longuenesse, France; Ostersund, Sweden; and Monkstown, Northern Ireland. During fiscal 2001, we expanded our service capability in Amsterdam, Netherlands through the acquisition of IBM's European repair, refurbishment and asset recovery operation.

We established a dedicated after-sales service facility in Japan through the acquisition of MCC-Sequel, a provider of repair, recycling and manufacturing services for electronics products.

Electronics Assembly and Other Services

Our electronics assembly activities consist primarily of the placement and attachment of electronic and mechanical components on printed circuit boards and flexible cables. We also assemble higher-level sub-systems and systems incorporating printed circuit boards and complex electromechanical components, in some cases manufacturing and packaging products for shipment directly to our customers' distributors. In addition, we provide other manufacturing services, including refurbishment and re-manufacturing. We manufacture on a turn-key basis, directly procuring some or all of the components necessary for production and on a consignment basis, where the OEM customer supplies all or some components for assembly.

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

Approximately 99% of our net sales during fiscal 2001 were derived from customers that were also customers during the same period of fiscal 2000. Although we seek to diversify our customer base, a small number of customers currently are responsible for a significant portion of our net sales.

Our top ten customers accounted for approximately 70% of net sales in fiscal 2001, 72% of net sales in fiscal 2000, and 74% of net sales in fiscal 1999. Several customers each accounted for more than 10% of net sales during these periods. Ericsson accounted for 14% of net sales; Cisco and Nortel accounted for 12% of net sales in fiscal 2001. Ericsson and Cisco represented 13% and 12% of net sales, respectively, in fiscal 2000. Cisco and Compaq represented 11% and 12% of net sales, respectively in fiscal 1999.

Backlog

Backlog consists of contracts or purchase orders with delivery dates scheduled within the next twelve months. At August 31, 2001, our backlog was approximately $2.2 billion. The backlog was approximately $4.9 billion at August 31, 2000. Because customers may cancel or reschedule deliveries, backlog is not a meaningful indicator of future financial results.

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

Associates

As of August 31, 2001, we employed 60,000 associates worldwide, including 6,000 temporary associates. Our international operations employed 43,000 associates.

Patents and Trademarks

We have a number of United States patents related to the process and equipment used in our surface mount technology. SMART holds one patent related to memory module technology. Force also holds a number of patents related to Versa Module Eurocard (VME) technology. In addition, as part of our acquisition of IBM-ECAT's manufacturing assets, we have access to a number of IBM patents and license rights. We also have registered trademarks in the United States and many countries throughout the world. These patents and trademarks are considered valuable to us.

Although we do not believe that our trademarks, manufacturing processes, SMART's and FORCE's technology or the IBM patents and license rights to which we have access infringe on the intellectual property rights of third parties, we cannot assure that third parties will not assert infringement claims against us in the future. If such an assertion were to be made, it may become necessary or useful for us to enter into licensing arrangements or to resolve such an issue through litigation. However, we cannot assure that such license rights would be available to us on commercially acceptable terms or that any such litigation would be resolved favorably. Additionally, such litigation could be lengthy and costly and could materially harm our financial condition regardless of the outcome of such litigation.

ITEM 2: PROPERTIES

Our manufacturing facilities are located throughout the Americas, Europe and Asia/Pacific. The table below lists the locations and square feet for our major operations as of August 31, 2001.
Location	Square Feet
Americas:
Milpitas, California (1)	1,676,000
San Jose, California	102,000
Westborough, Massachusetts	198,000
Wilmington, Massachusetts	35,000
Charlotte, North Carolina	930,000
Columbia, South Carolina	357,000
Louisville, Kentucky	47,000
Watterson Park, Kentucky	60,000
Hillsboro, Oregon	476,000
Austin, Texas	938,000
Coppell, Texas	38,000
Everett, Washington	179,000
Memphis, Tennessee	112,000
Calgary, Canada	207,000
Ontario, Canada	124,000
Guadalajara, Mexico	632,000
Monterrey, Mexico	255,000
Aguada, Puerto Rico	83,000
Aguadilla, Puerto Rico	164,000
Hortolandia, Brazil	142,000
Sao Jose dos Campos, Brazil	327,000

Europe:
Bordeaux, France	458,000
Douarnenez, France	40,000
Pont de Buis, France	121,000
Longuenesse, France	180,000
Herrenberg, Germany	114,000
Munich, Germany	168,000
Budapest, Hungary	169,000
Dublin, Ireland	141,000
Carrickfergus, Northern Ireland	48,000
Timisoara, Romania	218,000
Dunfermline, Scotland	271,000
East Kilbride, Scotland	60,000
Livingston, Scotland	12,000
Norrkoping, Sweden	66,000
Ostersund, Sweden	233,000
Istanbul, Turkey	65,000
Cwmcarn, United Kingdom	218,000
Wiltshire, United Kingdom	27,000

Asia/Pacific:
Liverpool, Australia	171,000
Suzhou, China	333,000
Shanghai, China	278,000
Shenzhen, China	230,000
Bangalore, India	18,000
Batam, Indonesia	170,000
Kanagawa, Japan	20,000
Miyagi-ken, Japan	379,000
Tokyo, Japan	13,000
Johor, Malaysia	152,000
Muar, Malaysia	147,000
Penang, Malaysia	1,091,000
Singapore	485,000
Taipei, Taiwan	6,000
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

ITEM 3: LEGAL PROCEEDINGS

In the semiconductor, computer, telecommunications and networking industries, companies receive notices from time to time alleging infringement of patents, copyrights, or other intellectual property rights. Solectron has been and may from time to time continue to be notified of claims that it may be infringing patents, copyrights or other intellectual property rights owned by other third parties. Any litigation could result in substantial costs and diversion of resources and could have a material adverse effect on Solectron's business, financial condition and results of operations. In the future, third parties may assert infringement claims against Solectron or its customers. In the event of an infringement claim, Solectron may be required to spend a significant amount of money to develop a non-infringing alternative or to obtain licenses. Solectron may not be successful in developing such an alternative or obtaining a license on reasonable terms, if at all. In addition, any such litigation could be lengthy and costly and could harm Solectron's financial condition.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

Executive Officers of Solectron

Solectron's executive officers and their ages as of September 30, 2001 are as follows:

Name	Age	Position
Koichi Nishimura, Ph.D.	63	President, Chief Executive Officer and Chairman of the Board
Massued Behrouzi	46	Senior Vice President and President of Solectron North America
Kevin Burns	37	Executive Vice President and Chief Materials Officer
Philip Fok	40	Senior Vice President and Chief Administrative Officer
Alejandro Gomez-Montoy	50	Senior Vice President and President of Solectron Latin America
Chester Chien Lin	60	Executive Vice President and President of Solectron Asia/Pacific
David Kynaston	60	Executive Vice President and President of Solectron Europe
William Mitchell	57	Executive Vice President and President of Solectron Global Services
George W. Moore	45	Executive Vice President and President of Solectron Systems Solution
Daniel Perez	50	Executive Vice President and Worldwide Account Management and Marketing
Kiran Patel	53	Executive Vice President and Chief Financial Officer
Sen-Yuan (Sandy) Ro	44	Senior Vice President and General Manager, Solectron Systems Solutions
Ajay Shah	41	Executive Vice President and Chief Executive Officer of Solectron Technology Solutions
Joe Tang	51	Senior Vice President and Manager Director, Solectron Asia/Pacific
Susan S. Wang	50	Executive Vice President of Corporate Development, and Corporate Secretary
Saeed Zohouri, Ph.D.	50	Executive Vice President and Chief Operating Officer

Dr. Koichi Nishimura has served as Chairman of the Board since 1996, Chief Executive Officer since 1992 and President since 1990. He was Co-Chief Executive Officer from 1991 to 1992 and Chief Operating Officer from 1988 to 1991. He was elected a director of the Board in 1991. From 1964 to 1988, Dr. Nishimura was with International Business Machines Corporation in various technology and management positions. Dr. Nishimura serves as a Director on the Boards of OMM Inc., Investor AB, E2open, the center for Quality Management and the Silicon Valley manufacturing Group, and serves on the board of trustees of the Santa Fe Institute. He is the 2001 recipient of the Silicon Valley Manufacturing Group's Lifetime Achievement Award.

Mr. Behrouzi joined Solectron in 1981, and has more than 20 years experience in operations, electronics manufacturing and management. Most recently, Behrouzi was Corporate Vice President and President of Solectron Americas-West Regions. Prior to Solectron, Mr. Behrouzi was a design engineer for two years at Brentwell's Corp. in Palo Alto, California.

Mr. Kevin Burns joined Solectron in 1998 as Corporate Vice President of Global Materials Services. Prior to joining Solectron, Mr. Burns worked for Westinghouse Electric Corporation, where he was the Vice President and General Manager of Operations for the Power Generation division. In a prior role at Westinghouse, Mr. Burns was President of Westinghouse Security Systems. Prior to Westinghouse, he was with McKinsey & Company Inc. and General Electric Corporation.

Mr. Philip Fok joined Solectron in 1993 with extensive experience in industrial and mechanical engineer. Prior to Solectron, Mr. Fok worked at IBM for eight years as a manufacturing engineer. Mr Fok is currently a member of the Institute of Industrial Engineers and the American Society of Mechanical Engineers.

Mr. Alejandro Gomez-Montoy joined Solectron in 1996 with extensive management experience in a variety of industries including electronics, consulting and consumer airline. Prior to Solectron, Mr. Gomez- Montoy was one of the founders of Aerolitoral, a company of Aeromexico, the first regional airline company in Mexico. Mr. Gomez-Montoy has been elected as first Executive Vice President of the American Chamber of Commerce of Guadalajara for the period 2000-2002.

Mr. Chester Lin joined Solectron in 2001 during the company's acquisition of NatSteel Electronics. Prior to joining Solectron, Mr. Lin was Chief Executive Officer of NatSteel Electronics from 1993 to 2001. Previously, Mr. Lin worked for SCI Systems, and was responsible for leading the company's expansion into Asia. Before SCI, Mr. Lin spent six years at General Electric, where his last position was Products Manager in 1984. Mr. Lin received the 1999 Stars of Asia Award by Business Week magazine.

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

Mr. William Mitchell joined Solectron in March 1999 during the acquisition of Sequel Inc. Prior to joining Solectron, Mr. Mitchell was President and Chief Executive officer of Sequel Inc. Previously, Mr. Mitchell worked in Senior Management roles for Nashua, Raychem and Exxon.

Mr. George W. Moore joined Solectron in 2000 as Corporate Vice President and President of the Americas region. He was promoted to his current position of Executive Vice President and President of Solectron Systems Solution in 2001. Prior to joining Solectron, Mr. Moore spent 22 years at IBM serving in various engineering and management positions.

Mr. Daniel Perez has served as Senior Vice President of Worldwide Account Management and Marketing since 1999. Mr. Perez was Corporate Vice President and Chief Administrative Officer from 1996 to 1999. Mr. Perez joined Solectron in 1991 as Director of Materials, and was soon named Vice President of Materials for Solectron's California facility. He became the General Manager of Solectron's Fremont, California, printed circuit board assembly operation in 1995. Prior to joining Solectron, Mr. Perez spent 14 years with IBM Corporation in various management positions in corporate administration, manufacturing, materials planning, and acquisition and control. Most recently, he was Senior Manager for Supply and Demand at IBM's disk storage business. Mr. Perez also serves as a director of the Tech Museum of Innovation, the California State Center for Quality Education and Development, the Mexican Heritage Corporation, the Center for Training and Careers in San Jose, California, and El Teatro Campesino.

Mr. Kiran Patel joined Solectron in September 2001. Mr. Patel came to Solectron after an extensive career with Cummins Inc., where he spent 27 years, serving in a broad range of finance positions at the operating unit and corporate level. In 1996 he became Vice President and Chief Financial Officer of the Company, and was promoted to Executive Vice President in 1999, and served on the Cummins Foundation board of directors. Most recently, Mr. Patel was the Chief Financial Officer of iMotors, an internet-based value-added retailer of used cars.

Mr. Sen-Yuan (Sandy)Ro joined Solectron in 1984 and has extensive engineering, materials, finance and operations experience. Most recently, Mr. Ro was Corporate Vice President and General Manager of Solectron California. Prior to that position, Mr. Ro was Vice President of operations of Solectron's performance achievement and commonality (PAC) team and worldwide capacity management. Prior to Solectron, Mr. Ro worked with the Industrial Technology Research Institution in Taiwan.

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

Mr. Joe Tang joined Solectron in 1990 and has an extensive background in manufacturing management in the electronics industry. Most recently, Mr. Tang was Corporate Vice President and Managing Director of Solectron's Southeast Asia sub- region. Prior to Solectron, Mr. Tang was a business manager at Intel for 10 years and also worked for General Instruments.

Ms. Susan S. Wang was appointed as Executive Vice President of Corporate Development in September 2001. She had served as Senior Vice President and Chief Financial Officer of Solectron since 1990 and as Secretary since 1992. She was Vice President, Finance and Chief Financial Officer of Solectron from 1986 to 1990 and Director of Finance of Solectron from 1984 to 1986. Prior to joining Solectron, Ms. Wang held various accounting and finance positions with Xerox Corporation. Ms. Wang also held accounting and auditing positions with Westvaco Corp. and Price Waterhouse & Co. She is a Certified Public Accountant.

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

PART II

ITEM 5: MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Common Stock Information

The following table sets forth the quarterly high and low per share sales prices of Solectron's common stock for the two-year period ended August 31, 2001, as quoted on the New York Stock Exchange under the symbol SLR.

	High	Low
Fiscal 2001 First quarter Second quarter Third quarter Fourth quarter	52 5/8 41 15/16 30 11/16 23 11/32	28 24 17/32 16 1/16 13 7/16
Fiscal 2000 First quarter Second quarter Third quarter Fourth quarter	45 49 49 1/2 48 3/8	33 1/16 30 9/32 28 1/4 30 15/16

Solectron has not paid any cash dividends since its inception and does not intend to pay any cash dividends in the foreseeable future. Additionally, the covenants to its financing agreements prohibit the payment of cash dividends. As of August 31, 2001, there were approximately 10,605 stockholders of record based on data obtained from our transfer agent.

ITEM 6: SELECTED FINANCIAL DATA

The following selected historical financial information of Solectron has been derived from the historical consolidated financial statements and should be read in conjunction with the consolidated financial statements and the notes included therein.

Five-Year Selected Financial Highlights

(In millions, except per share data)

Consolidated Statements of Operations Data:
                                                     YEARS ENDED AUGUST 31,
                                  ----------------------------------------------------------
                                     2001         2000        1999         1998        1997
                                  ----------  ------------  ---------  ---------  ----------
Net Sales                        $ 18,692.3  $   14,137.5  $ 9,669.2  $ 6,102.2  $  4,408.5
Operating income (loss)               (98.6)        704.2      516.1      368.6       303.2
Income (loss) before taxes
  and cumulative effect
  of change in accounting
  principal                          (157.7)        739.5      514.5      375.5       307.5
Net income (loss)                    (123.5)        497.2      350.3      251.3       203.7
Basic net income (loss)
  per share                           (0.19)         0.83       0.65       0.49        0.42
Diluted net income (loss)
  per share                           (0.19)         0.80       0.61       0.47        0.40

Consolidated Balance Sheet Data:
                                                 YEARS ENDED AUGUST 31,
                                  ----------------------------------------------------------
                                     2001         2000        1999         1998        1997
                                  ----------  ------------  ---------  ---------  ----------
Working capital                  $  6,014.8  $    5,411.4  $ 3,162.7  $ 1,278.1  $  1,137.5
Total assets                       12,930.4      10,375.6    5,420.5    2,843.7     2,209.9
Long-term debt                      5,027.5       3,319.5      922.7      386.8       386.2
Stockholders' equity                5,150.7       3,802.1    3,166.9    1,475.4     1,150.2

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

With the exception of historical facts, the statements contained in this discussion are forward-looking statements within the meaning of Section 27A of the Security Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and are subject to the Safe Harbor provisions created by that statute. Certain statements contained in the following Management's Discussion and Analysis of Financial Condition and Results of Operations, including, without limitation, statements containing the words "believes," "anticipates," "estimates," "expects," and words of similar import, constitute forward-looking statements that involve risks and uncertainties. Such statements are based on current expectations and are subject to risk, uncertainties and changes in condition, significance, value and effect, including those discussed under the heading Risk Factors within the section of this report entitled "Item 7", "Management's Discussion and Analysis of Financial Condition and Results of Operations" and reports filed by Solectron with the Securities and Exchange Commission, specifically forms 8-K, 10-Q, S-3, S-4 and S-8. Such risks, uncertainties and changes in condition, significance, value and effect could cause our actual results to differ materially from those anticipated events. Although we believe that the assumptions underlying the forward-looking statements are reasonable, any of these assumptions could prove inaccurate, including, but not limited to, statements as to our future operating results and business plans. We disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

RESULTS OF OPERATIONS

The electronics industry is subject to rapid technological change, product obsolescence and price competition. These and other factors affecting the electronics industry, or any of our major customers in particular, could materially harm our results of operations.

RESULTS OF OPERATIONS FOR YEARS ENDED AUGUST 31, 2001, 2000 AND 1999

The following table summarizes certain items in the Consolidated Statements of Operations as a percentage of net sales. The financial information and the discussion below should be read in conjunction with the consolidated financial statements and notes thereto.

                                                YEARS ENDED AUGUST 31,
                                      ----------------------------------------
                                          2001          2000          1999
                                      ------------  ------------  ------------
Net sales                                   100.0%       100.0%       100.0%
Cost of sales                                92.0          91.0          90.3
                                      ------------  ------------  ------------
Gross profit                                  8.0           9.0           9.7
Operating expenses:
  Selling, general and
    administrative                            4.4           3.3           3.9
  Research and development                    0.4           0.4           0.4
  Goodwill amortization expense               0.7           --            --
  Acquisition costs                           0.2           0.2           --
  Restructuring and
    impairment costs                          2.8           0.1           --
                                      ------------  ------------  ------------
      Operating  income (loss)               (0.5)          5.0           5.4
Net interest income (expense)                (0.3)          0.2           --
                                      ------------  ------------  ------------

Income (loss) before income taxes            (0.8)          5.2           5.4
Income taxes (benefit)                       (0.2)          1.7           1.7
                                      ------------  ------------  ------------
     Net  income (loss)                      (0.6)%         3.5%         3.7%
                                      ============  ============  ============

Net Sales

Our net sales have increased in each of the past several years, reflecting the growing trend toward outsourcing within the electronics industry. For the year ended August 31, 2001, net sales grew to $18.7 billion, an increase of 32.2% over fiscal 2000. Net sales of $14.1 billion in fiscal 2000 were 46.2% greater than fiscal 1999. The sales growth in fiscal 2001 compared with fiscal 2000 was primarily attributable to increased demand from our personal computer, notebook and consumer automotive business sectors in the first half of fiscal 2001, and our acquisitions during fiscal 2001. The sales growth in fiscal 2000 over fiscal 1999 was primarily due to new program ramp-ups, strong demand from our customers worldwide and acquisitions made during fiscal 2000.

We are organized in three industry segments: global manufacturing business unit, technology solutions business unit, and global services business unit. Our core business group, global manufacturing business unit, provided 91.9%, 87.8%, and 87.5% of net sales, respectively, for fiscal 2001, 2000 and 1999. Our technology solutions business unt, consisting of SMART, Force and our recent acquisition of Centennial, contributed 6.4%, 10.5% and 11.7% of net sales, respectively, for fiscal 2001, 2000 and 1999. Our global services business unit, contributed 1.7%, 1.7% and 0.8% of net sales, respectively, in fiscal 2001, 2000 and 1999.

Global Manufacturing Business Unit

Fiscal year 2001 net sales grew to $17.2 billion, an increase of 38.4% over fiscal year 2000. This increase was due to higher demand growth from our customers during the first half of fiscal 2001 and the acquisitions of NEL and Shinei as well as two Sony manufacturing plants during fiscal year 2001. Fiscal year 2000 net sales grew to $12.4 billion, an increase of 46.8% over fiscal 1999. The increase was primarily due to strong demand growth from our customers and to acquisitions, including Alcatel's telecommunications manufacturing business in Liverpool, Australia, by our subsidiary Bluegum; IBM ECAT in Austin, Texas; Trimble of California; IBM's Netfinity server operations in Greenock, Scotland; Ericsson's telecommunications infrastructure equipment operations in Longuenesse, France, and Ostersund, Sweden; and Zhone Technologies of California; as well as our acquisition of Alcatel's manufacturing business in Aguadilla, Puerto Rico.

Within the Americas, net sales increased to $9.7 billion, a 16% increase in fiscal 2001 over 2000. The Milpitas site in California, Guadalajara site in Mexico and Austin site in Texas were the largest contributors to the sales increase. The increase in fiscal 2001 compared to fiscal 2000 was primarily due to higher demand from our customers in the first half of fiscal 2001 and to our acquisition of Nortel sites in North Carolina, Mexico and Canada, partially offset by the decrease in customer demand in the second half of fiscal 2001. The increase in fiscal 2000 versus 1999 was primarily due to new programs from our customers and sales growth in the Americas. Sales continued to grow in the Milpitas site despite our strategic transfer of personal computer PCB programs and computer peripherals systems assembly programs to Mexico and networking business to Penang, Malaysia.

In Europe, net sales increased to $3.3 billion, a 67.3% increase in fiscal 2001 over fiscal 2000. The increase in net sales was principally due to higher demand in the first half of fiscal 2001 and acquisition of Ericsson's manufacturing assets in Ostersund, Sweden during the third quarter of fiscal 2000. Our France and Ostersund sites were the largest contributors to the sales increase in the region. Net sales stayed relatively flat in fiscal 2000 versus fiscal 1999.

In Asia/Pacific, net sales grew to $4.3 billion, an 89.1% increase in fiscal 2001 over fiscal 2000. The increase over the prior year was primarily due to demand growth from our customers in the first half of fiscal 2001 and acquisitions during fiscal 2001, as well as the transfer of networking business from our Milpitas site to our Penang site in Malaysia. Our Penang site and Suzhou site as well as former NEL and Shinei sites from our acquisitions during fiscal 2001 were the major contributors to the increase. Net sales growth in fiscal 2000 was primarily due to demand growth in mobile phone, networking and personal computer projects. In particular, sales growth in the Penang site was attributable to the growth of networking business. In addition, our subsidiary Bluegum's acquisition of Alcatel's telecommunications manufacturing operations in Liverpool, Australia, also contributed to our sales increase in the region.

Technology Solutions Business Unit

Our technology solutions business unit consists of SMART, Force, and newly acquired Centennial. Our main products in the technology solutions group are specialty and standard memory products, PC cards, embedded computer modules and communications card products. Net sales for fiscal years 2001, 2000 and 1999 were $1.2 billion, $1.5 billion and $1.1 billion, respectively. The decrease in fiscal 2001 of 19.2% from fiscal 2000 was principally due to decrease in demand and declines in average selling prices of memory components partially offset by the acquisition of Centennial. The increase in fiscal 2000 of 31.5% over fiscal 1999 resulted from an overall increase in standard memory products incorporated with average memory densities, as well as an increase in embedded computer modules and communications card products.

Global Services Business Unit

Our global services business unit was established through three business acquisitions, Sequel, NULOGIX and AMERICOM, as well as a small division of Solectron in Milpitas. Net sales were $309.6 million, $232.5 million and $78.5 million in fiscal years 2001, 2000 and 1999, respectively. Net sales increased 33.2% in fiscal 2001 compared to fiscal 2000. The increase in net sales in fiscal 2001 was primarily due to stronger customer demand, acquisitions of Nortel assets and Bluegum Group during fiscal 2000, and acquisitions of IBM Netherlands service facilities as well as MCC-Sequel during fiscal 2001. The increase in fiscal 2000 was due to higher customer demand and the acquisition of AMERICOM.

International Sites

Net sales from our international sites, as a percentage of consolidated net sales, have grown over the last three fiscal years. International locations contributed 51% of consolidated net sales in fiscal 2001, compared with 41% in fiscal 2000 and 33% in fiscal 1999. As a result of our international sales and facilities, our operations are subject to the risks of doing business abroad. While these dynamics have not materially harmed our results of operations, we cannot assure that there will not be such an impact in the future.

Major Customers

Only four major customers accounted for more than 10% of our net sales in fiscal 2001, 2000 and 1999, as summarized in the following table.

                                               YEARS ENDED AUGUST 31,
                                 --------------------------------------------
                                      2001          2000             1999
                                 ------------  ---------------  -------------
Cisco                                   11.5%            12.0%          11.1%
Compaq                                   --               --            11.8%
Ericsson                                13.7%            13.0%           --
Nortel                                  11.9%             --             --

Our top ten customers accounted for 70% of net sales in fiscal 2001, 72% of net sales in fiscal 2000 and 74% of net sales in fiscal 1999. We depend on continued revenues from Ericsson, Compaq, Cisco, Nortel and our other top ten customers. We cannot predict whether these or any other customers will increase or decrease as a percentage of consolidated net sales either individually or as a group. Consequently, any material decrease in sales to these or other customers could materially harm Solectron's results of operations.

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

GROSS PROFIT

Our gross margin percentages were 8.0%, 9.0% and 9.7% respectively, for fiscal 2001, 2000 and 1999. The decrease in gross margin in fiscal 2001 compared to fiscal 2000 was primarily due to under-absorbed fixed costs that could not be taken out immediately in response to the decline in our customers' end market demand. In the second quarter of fiscal 2001, we began to experience manufacturing inefficiencies due to higher-than-normal costs associated with the additional manpower required in the materials management area and under-utilization of capacity which occurred later in the second quarter. Our gross margin was also affected by inefficiencies associated with restructuring. We are shifting capacity to low-cost locations, and programs are being transferred at an accelerated pace. Those transfer costs are accounted for as operational costs versus restructuring costs, consequently they affected our margins. The decrease in fiscal 2000 over fiscal 1999 was attributed primarily to sales derived from lower margin mobile telecommunication equipment, manufacturing inefficiencies due to non-linearity of material receipts, a high level of business development activities and new site integration support expenditures, as well as capacity ramp-up for future demand growth. Our start-up operations also contributed to the decrease. In addition, the amortization of intellectual property resulting from certain acquisitions reduced gross margins.

For our global manufacturing business unit, we anticipate a larger percentage of our sales may be derived from systems-build projects that generally yield lower profit margins than PCB assembly. We expect most of our technology solutions sales may continue to be derived from turn-key projects, which typically yield lower profit margins than consignment projects. In addition, factors affecting technology solutions profit margins include the sales mix of specialty memory modules, standard memory modules, communication card products and embedded computer modules, as well as changes in average memory densities used in memory products.

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

In addition, we have experienced component shortages. While the component availability fluctuates from time to time and is subject to lead time and other constraints, this could possibly have a negative impact on our sales and gross margins for the foreseeable future. Therefore, we cannot assure that our gross margin will not fluctuate or decrease in future periods.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

In absolute dollars, our selling, general and administrative (SG&A) expenses increased 77.2% in fiscal 2001 compared to fiscal 2000, and 23.1% in fiscal 2000 over fiscal 1999. As a percentage of net sales, SG&A expenses were 4.4% in fiscal 2001, 3.3% in fiscal 2000 and 3.9% in fiscal 1999. The increases in absolute dollars and as a percentage of net sales in fiscal 2001 compared to fiscal 2000 were due to higher human resource costs, information systems cost, and higher SG&A resulting from our acquisitions of NEL, Centennial, MCC-Sequel, Shinei and two Sony manufacturing facilities. The increase in absolute dollars in fiscal 2000 compared to 1999 was caused by an increase in head count and information systems costs to support our sales growth and increased costs of acquisition related activities. The primary reasons for the decrease in fiscal 2000 over 1999 in SG&A expenses as a percentage of net sales were the significant increase in sales volume and our continued effort to manage operating expenses, partially offset by the costs associated with investments in our business infrastructure, information systems and start-up costs for new sites. We anticipate SG&A expenses will continue to increase in terms of absolute dollars in the future as we continue to develop the infrastructure necessary to support our current and prospective business.

RESEARCH AND DEVELOPMENT EXPENSES

With the exception of our technology solutions business unit, our research and development (R&D) activities have been primarily developing prototype and engineering design capabilities, developing common tools for electrical, mechanical design, standardizing a single functional test platform, developing methods for handling, processing and re-flow of high I/O ball grid array, high reliability environmental stress test technology and the implementation of environmentally friendly assembly processes such as lead-free and no-clean. Technology solutions' R&D efforts are concentrated on new product development and improvement of product designs through improvements in functionality and the use of microprocessors in embedded applications.

In absolute dollars, R&D expenses increased 15.0% in fiscal 2001 compared to fiscal 2000 and 50.1% in fiscal 2000 over fiscal 1999. As a percentage of net sales, R&D expense was 0.4% of net sales for fiscal 2001, 2000 and 1999. The increases in absolute dollars in R&D expenses in fiscal 2001 and 2000, were primarily due to our increased R&D effort in SMART and Force and new R&D projects initiated at our various sites. We expect that R&D expenses will increase in absolute dollars in the future as SMART and Force continue to invest in their R&D efforts and additional R&D projects are undertaken at certain sites.

GOODWILL AMORTIZATION EXPENSE

The goodwill amortization expense of $139.9 million in fiscal 2001 primarily resulted from the NEL acquisition. During the second quarter of fiscal 2001, we purchased all of the outstanding issued share capital and convertible bonds of NEL for approximately $2.3 billion and $122.4 million, respectively. The NEL acquisition was accounted for under the purchase accounting method and, as a result, we recorded approximately $1.97 billion of goodwill. Goodwill is amortized in equal annual amounts over a ten-year period.

ACQUISITION COSTS

During fiscal 2001, we recorded $29.7 million in acquisition and integration costs, which were primarily related to the NEL acquisition. A charge for acquisition costs of $26.8 million was incurred in fiscal 2000 as a result of the acquisitions of SMART, AMERICOM and Bluegum during fiscal 2000. Our acquisition costs consist of investment banker fees, legal fees, accounting fees, registration fees and other direct costs.

RESTRUCTURING AND IMPAIRMENT COSTS

The current fiscal year restructuring and impairment charge was taken in connection with our plan to review our operations in light of the current economic downturn and our plan to undertake several measures to restructure the company. The measures, which included reducing the workforce, consolidating certain facilities and changing the strategic focus of a number of sites, were largely intended to align our capacity and infrastructure to anticipated customer demand as well as rationalize our footprint worldwide.

During fiscal 2001 and primarily in the third and fourth quarters, total restructuring and impairment costs of $517.3 million were charged against earnings. These restructuring and impairment charges included employee severance and benefit costs of approximately $70.0 million, costs related to facilities that will be abandoned and subleased of approximately $56.4 million, costs related to equipment that will be abandoned of approximately $117.5 million, impairment of equipment of approximately $188.2 million, impairment of facilities of approximately $37.7 million, impairment of goodwill, intangible and other assets related to closed facilities of approximately $42.2 million and other exit costs of approximately $5.3 million.

The employee severance and benefit costs related to the elimination of approximately 11,800 positions worldwide. Approximately 67% of the positions eliminated were in the Americas region, 23% were in Europe and 10% were in Asia/Pacific. The employment reductions primarily affected employees in manufacturing and back office support functions. Facilities and equipment subject to restructuring were primarily located in the Americas and Europe. For leased facilities that will be abandoned and subleased, the lease costs represent future lease payments subsequent to abandonment less estimated sublease income. For facilities and equipment, the impairment loss recognized was based on the fair value less costs to sell, with fair value based on estimates of existing market prices for similar assets. As of August 31, 2001, all 11,800 employees have left Solectron under this plan.

We recorded restructuring costs of approximately $11.1 million in fiscal 2000 primarily related to the consolidations of certain facilities acquired in the SMART and Sequel mergers. Approximately $4.4 million related to lease exit costs, $3.4 million related to asset write-offs and other incidental costs, $1.2 million related to severance costs and $2.1 million related to other costs.

NET INTEREST INCOME (EXPENSE)

Net interest expense was $59.1 million in fiscal 2001 compared to net interest income of $35.3 million in fiscal 2000, and compared to net interest expense of $1.6 million in fiscal 1999. The net interest expense in fiscal 2001 primarily resulted from our 4.0% yield zero-coupon convertible senior notes, 2.75% and 3.25% yield zero-coupon convertible senior notes and 7.38% senior notes, partially offset by interest income earned on deployed cash and investments. The net interest income in fiscal 2000 was attributed primarily to interest income earned on cash and investments from the proceeds of the 2.75% zero-coupon convertible senior notes which were issued in May 2000, offset partially with interest expense on the 4% and 2.75% yield zero-coupon convertible senior notes as well as on the 7-3/8% senior notes. The net interest expense in fiscal 1999 was related to interest expenses from the 4% yield zero coupon convertible senior notes and the 6% convertible subordinated notes.

INCOME TAXES

We reported income tax benefit of $34.2 million in fiscal 2001 arising from the loss incurred in the period. Income tax expense was $238.8 million in fiscal 2000 and $164.2 million in fiscal 1999. Our effective income tax benefit rate was 21.7% in fiscal 2001. Our effective income tax expense rate was 32.3% in fiscal 2000 and 31.9% in fiscal 1999. Our benefit rate was lower than our expense rate in prior years because we did not recognize some of the income tax benefits for which future realization is uncertain.

In general, the effective income tax rate is largely a function of the balance between income from domestic and international operations. Our international operations, taken as a whole, have been taxed at a lower rate than those in the United States, primarily due to tax holidays granted to several of Solectron's overseas sites in Malaysia, Singapore, and China. The Malaysian tax holiday is effective through July 2011, subject to some conditions, including certain levels of research and development expenditures. In addition, Solectron has also been granted a tax holiday for certain operations in Singapore which is effective through March 2011, subject to certain conditions. Solectron has also been granted various tax holidays in China, which are effective for various terms and are subject to certain conditions.

LIQUIDITY AND CAPITAL RESOURCES

Our net working capital was $6.0 billion at August 31, 2001 compared to $5.4 billion at August 31, 2000. Cash and cash equivalents and short-term investments were $2.8 billion at August 31, 2001, an increase of $0.4 billion from August 31, 2000. The increase was primarily due to proceeds of approximately $1.5 billion from 3.25% yield zero-coupon convertible senior debt issued in November 2000 and the issuance of 35 million shares of common stock for approximately $1.2 billion, as well as the inventory reduction of $577 million, partially offset by investing activities, including the acquisition of NEL's shares and convertible bonds for approximately $2.4 billion, and capital expenditures of $536.8 million.

Accounts receivable increased $297 million during fiscal 2001, inventories decreased $577 million in the same period. The increase in accounts receivable resulted from our sales growth and the acquisitions of NEL, Centennial, Shinei and MCC-Sequel. The decrease in inventory level was primarily due to our customers taking back excess inventory and by our return to normal just-in-time inventory management practices. In addition, we worked with our customers and suppliers to revise the terms and conditions under which we procure and return parts. Those changes will help mitigate inventory imbalances in the future. We continuously manage our inventory levels striving to maintain competitive lead times while balancing the risk of inventory obsolescence due to rapidly changing technology and customer requirements.

As of August 31, 2001, we had available a $100 million unsecured multicurrency revolving line of credit that expires on April 30, 2002. Borrowings under the credit facility bear interest, at our option, at either the bank's prime rate, the London interbank offering rate (LIBOR) plus a margin, or the bank's certificate of deposit (CD) rate plus a margin. The margin under the LIBOR or CD rate options will vary depending on our Standard & Poor's Corporation and/or Moody's Investor Services, Inc. rating for our long-term senior unsecured debt. This margin was 0.4% at August 31, 2001. Under the credit agreement, we must meet certain financial covenants. There were no borrowings outstanding under this line of credit as of August 31, 2001. In addition, we had approximately $181 million and $591 million, respectively, in committed and uncommitted foreign lines of credit and other bank facilities as of August 31, 2001. Borrowings were payable on demand. The interest rates ranged from the bank's prime lending rate to the bank's prime rate plus 2.0%. As of August 31, 2001, borrowings and guaranteed amounts under committed and uncommitted foreign lines of credit were $155 million and $135 million, respectively. The weighted- average interest rate was 4.4% for committed and 4.7% for uncommitted foreign lines of credit. Under these lines of credit agreements, we must meet certain financial covenants. We were in compliance with all of the line of credit financial covenants as of August 31, 2001.

We believe that our current cash and cash equivalents, short- term investments, line of credit, and cash generated from operations coupled with the anticipated proceeds from any offerings under our recently filed shelf registration statements will satisfy our expected working capital, capital expenditure, and investment requirements through at least the next 12 months.

RECENT ACCOUNTING PRONOUNCEMENTS

In September 2000, we adopted Statement of Financial Accounting Standard (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 137 and No. 138. We enter into short- term foreign currency forward contracts and borrowings to hedge only those currency exposures associated with certain assets and liabilities denominated in non-functional currencies.

In addition, we periodically hedge variability in cash flows resulting from fluctuating interest rates. We entered into an interest rate swap agreement with a notional amount of $52 million, maturing on June 3, 2002, to hedge against varying rental payments associated with an operating lease that requires payments based on LIBOR. This swap agreement was designated as a cash flow hedge upon adoption of the standard and the ineffective portion of the hedge was not significant. Accordingly, changes in the fair value of this interest rate swap designated as a cash flow hedge are included in accumulated other comprehensive income. These amounts are subsequently reclassified into rent expense during the period in which the LIBOR-based lease agreement affects earnings. Since adoption, the impact to the financial statements has not been significant.

In July 2001, the Financial Accounting Standard Board (FASB) issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated or completed after June 30, 2001. SFAS No. 141 also specifies the criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated lives to their estimated residual values, and be reviewed for impairment in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized prior to adoption of SFAS No. 142.

In accordance with SFAS No. 141, we are accounting for all business combinations initiated or completed after June 30, 2001 using the purchase method of accounting. We adopted the remaining provisions of SFAS No. 141 and SFAS No. 142 effective September 1, 2001.

SFAS No. 141 requires, upon adoption of SFAS No. 142, that we evaluate our existing intangibles assets and goodwill that were acquired in prior purchase business combinations, and to make any necessary reclassifications in order to conform with the new criteria in SFAS No. 141 for recognition apart from goodwill. Upon adoption of SFAS No. 142, we are required to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations, and to make any necessary amortization period adjustments by the end of the first interim period after adoption. We are required to test the intangible assets for impairment in accordance with the provisions of SFAS No. 142 within the first interim period. Any impairment loss is measured as of the date of adoption and recognized as a cumulative effect of change in accounting principle in the first interim period.

In connection with the transitional goodwill impairment evaluation, SFAS No. 142 requires us to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this, we must identify our reporting units and determine the carrying value of each reporting unit by assessing the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. The regulation allows up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit's carrying value. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and we must perform the second step of the transitional impairment test. In the second step, we must compare the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all its assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with SFAS No. 141, to its carrying amount, both of which would be measured as of the date of adoption. This second step is required to be completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss will be recognized as a cumulative effect of a change in accounting principle in our statement of operations.

As of September 1, 2001, we had unamortized goodwill of $1.9 billion, unamortized identifiable intangible assets of approximately $500 million, all of which are subject to the transition provisions of SFAS No. 141 and 142. Amortization expense related to goodwill was $139.9 million for fiscal 2001. Because of the extensive effort required to comply with the remaining provisions of SFAS Nos. 141 and 142, it is not practicable to reasonably estimate the impact on our financial statements of these provisions beyond discontinuing amortization.

The FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations, in August 2001, and SFAS No.144, Accounting for the Impairment or Disposal of Long-lived Assets, in October 2001. SFAS No. 143 requires that the fair value of an asset retirement obligation be recorded as a liability in the period in which it incurs the obligation. SFAS No. 144 services to clarify and further define the provisions of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. SFAS No. 144 does not apply to goodwill and other intangible assets that are not amortized. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002 and SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. We expect to adopt both effective September 1, 2002. The effect of the adopting these statements is not expected to have a material effect on the Company's consolidated financial position or results of operations.

RECENT DEVELOPMENTS

On July 2, 2001, we announced the filing of a registration statement with the Securities and Exchange Commission pursuant to Rule 415 under the Securities Act of 1933, as amended. We may, from time to time, offer our debt securities, shares of our common stock and preferred stock, warrants, stock purchase contracts, stock purchase units and guarantees of preferred securities, which together have an aggregate initial public offering price of up to $3 billion. The Securities may be offered, separately or together, in separate series, in amounts, at prices and on terms to be set forth in the prospectus contained in the registration statement, and in one or more supplements to that prospectus, and may only be offered pursuant thereto.

On June 29, 2001, our board of directors approved the adoption of a stockholder rights plan. Under the plan, we issued a dividend of one right for each share of our common stock, par value of $0.001 per share, held by stockholders of record at the close of business on July 30, 2001.

On August 9, 2001, we announced that we have signed a definitive agreement under which Solectron and C-MAC will combine to create a diversified designer and manufacturer of integrated electronic manufacturing solutions. The combination with C-MAC is expected to enhance Solectron's systems-solution offerings and expand its portfolio. Under the terms of the agreement, Solectron will issue 1.755 shares of Solectron common stock in exchange for each C-MAC common share outstanding. As of the announcement date, the transaction was valued at approximately $2.6 billion. The transaction will be accounted for using the purchase method. The transaction is expected to be completed by the end of calendar 2001. The arrangement is subject to merger notification requirements pursuant to the antitrust laws of the United States, Canada, the European Union and Brazil and subject to review under the Investment Canada Act. As of October 31, 2001, we had received regulatory antitrust approval from the United states, Canada, the European Union and Brazil. The approval under the Investment Canada Act was still pending.

On September 17, 2001, our Board of Directors authorized a $200 million stock repurchase program. Under the program, we may repurchase our common shares in the open market beginning the first day that the New York Stock Exchange resumed. As of October 31, 2001, we had purchased 442,200 shares, approximately, $4.5 million under this program.

On October 16, 2001, we announced that we completed our acquisition of Iphotonics, Inc., a provider of core optical manufacturing services. The acquisition increases our optical services capabilities, and enhances our total systems-solutions offering.

On October 26, 2001, we announced that we completed our acquisition of Stream International Inc., a global customer relationship management outsourcing and support services provider for leading technology companies. The acquisition increases the capabilities of Solectron's global services business unit and enhances our total service offerings.

At various dates through October 25, 2001, Solectron repurchased certain zero coupon convertible senior notes due 2019, with face value of $312 million, and a fair value of $156 million.

RISK FACTORS

WE ARE EXPOSED TO GENERAL ECONOMIC CONDITIONS, WHICH COULD HAVE A MATERIAL ADVERSE IMPACT ON OUR BUSINESS, OPERATING RESULTS AND FINANCIAL CONDITION.

As a result of recent unfavorable economic conditions and reduced capital spending, our sales have declined in the second half of fiscal 2001 compared to the first half of fiscal 2001. In particular, sales to OEMs in the telecommunications, workstation and server equipment manufacturing industry worldwide were impacted during the second half of fiscal 2001. If the economic conditions in the United States worsen we may experience a material adverse impact on our business, operating results and financial condition.

WE HAVE SIGNIFICANT DEBT LEVERAGE AND DEBT SERVICE OBLIGATIONS; IF WE ARE UNABLE TO SERVICE THESE DEBT OBLIGATIONS, OUR BUSINESS, OPERATING RESULTS AND FINANCIAL CONDITION COULD BE MATERIALLY ADVERSELY IMPACTED.

Our ratio of earnings to fixed charges for fiscal 2001 was 0.23x as compared to 8.38x for fiscal 2000. This decline in the ratio is primarily due to interest expense growing at a greater rate than income during fiscal 2001. The degree to which we may be leveraged could materially and adversely affect our ability to obtain financing for working capital, acquisitions or other purposes and could make us more vulnerable to industry downturns and competitive pressures. Our ability to meet our debt service obligations will be dependent upon our future performance, which will be subject to financial, business and other factors affecting our operations, many of which are beyond our control.

We will require substantial amounts of cash to fund scheduled payments of principal and interest on our outstanding indebtedness, as well as future capital expenditures and any increased working capital requirements. If we are unable to meet our cash requirements out of cash flow from operations, there can be no assurance that we will be able to obtain alternative financing, that any such financing would be on favorable terms, or that we will be permitted to do so under the terms of our existing financing arrangements, or our financing arrangements in effect in the future. In the absence of such financing, our ability to respond to changing business and economic conditions, to make future acquisitions, to experience adverse operating results or to fund required capital expenditures or increased working capital requirements may be adversely affected.

MOST OF OUR NET SALES COMES FROM A SMALL NUMBER OF CUSTOMERS; IF WE LOSE ANY OF THESE CUSTOMERS, OUR NET SALES COULD DECLINE SIGNIFICANTLY.

Most of our annual net sales comes from a small number of our customers. Our ten largest customers accounted for approximately 70% of net sales in fiscal 2001 and approximately 72% and 74%, of net sales in fiscal 2000 and 1999, respectively. Since we are dependent upon continued net sales from our ten largest customers, any material delay, cancellation or reduction of orders from these or other major customers could cause our net sales to decline significantly. Some of these customers individually account for more than ten percent of our annual net sales. We cannot guarantee that we will be able to retain any of our ten largest customers or any other accounts. In addition, our customers may materially reduce the level of services ordered from us at any time. This could cause a significant decline in our net sales and we may not be able to reduce the accompanying expenses at the same time. Moreover, our business, financial condition and results of operations will continue to depend in significant part on our ability to obtain orders from new customers, as well as on the financial condition and success of our customers. Therefore, any adverse factors affecting any of our customers or their customers could have a material adverse effect on our business, financial condition and results of operations.

OUR LONG-TERM CONTRACTS DO NOT INCLUDE MINIMUM PURCHASE REQUIREMENTS.

Although we have long-term contracts with a few of our top ten customers, including Ericsson, IBM and Nortel under which these customers are obligated to obtain services from us, only Nortel is obligated to purchase any minimum amount of services. As a result, we cannot guarantee that we will receive any net sales from these contracts. In addition, these customers with whom we have long-term contracts may materially reduce the level of services ordered at any time. This could cause a significant decline in our net sales, and we may not be able to reduce our accompanying expenses at the same time.

POSSIBLE FLUCTUATION OF OPERATING RESULTS FROM QUARTER TO QUARTER COULD AFFECT THE MARKET PRICE OF OUR SECURITIES.

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

WE DEPEND UPON THE ELECTRONICS INDUSTRY, WHICH CONTINUALLY PRODUCES TECHNOLOGICALLY ADVANCED PRODUCTS WITH SHORT LIFE CYCLES; OUR INABILITY TO CONTINUALLY MANUFACTURE SUCH PRODUCTS IN A COST EFFECTIVE MANNER WOULD HARM OUR BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

WE DEPEND ON A LIMITED OR SOLE SOURCE OF SUPPLIERS FOR CRITICAL COMPONENTS. THE INABILITY TO OBTAIN SUFFICIENT COMPONENTS AS REQUIRED WOULD CAUSE HARM TO OUR BUSINESS.

We are dependent on certain suppliers, including limited and sole source suppliers, to provide key components used in our products. We have experienced and may continue to experience delays in component deliveries, which could cause delays in product shipments and require the redesign of certain products. Also for our technology solutions business, we are dependent upon certain limited or sole source suppliers for critical components used for our memory module, communications card and embedded computer products. The electronics industry has experienced in the past, and may experience in the future, shortages in semiconductor devices, including DRAM, SRAM, Flash memory, tantalum capacitors and other commodities that may be caused by such conditions as overall market demand surges or supplier production capacity constraints. Except for certain commodity parts, we generally have no written agreements with our suppliers. We cannot give any assurance that we will receive adequate component supplies on a timely basis in the future. The inability to continue to obtain sufficient components as required, or to develop alternative sources as required, could cause delays, disruptions or reductions in product shipments or require product redesigns which could damage relationships with current or prospective customers, thereby causing harm to our business.

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

WE DEPEND ON THE MEMORY MODULE PRODUCT MARKET.

Most of our technology solutions net sales is derived from memory modular products. The market for these products is characterized by frequent transitions in which products rapidly incorporate new features and performance standards. A failure to develop products with required feature sets or performance standards or a delay as short as a few months in bringing a new product to market could reduce our net sales which may have a material adverse effect on our business, financial condition and results of operations. In addition, the market for semiconductor memory devices has been cyclical. The industry has experienced significant economic downturns at various times, characterized by diminished product demand, accelerated erosion of average selling prices and excess production. In the past, there have been significant declines in the prices for DRAM, SRAM and flash memory. Similar occurrences will reduce our profit.

WE DEPEND ON THE CONTINUING TREND OF OEMS TO OUTSOUCE.

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

IF WE ARE UNABLE TO MANAGE OUR RAPID GROWTH AND COST EFFECTIVELY ASSIMILATE NEW OPERATIONS, OUR PROFITABILITY COULD DECLINE.

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

In fiscal 2000, we completed acquisitions of AMERICOM, SMART, and Bluegum. Through additional acquisitions, we also acquired foreign facilities in Aguadilla, Puerto Rico; Monterrey, Mexico; Calgary, Canada; Longuenesse, France; Ostersund, Sweden; Cwmcarn, Wales; Pont de Buis and Douarnenez, France; Monkstown, Northern Ireland; Liverpool, New South Wales; Wangaratta and Melbourne, Victoria; and Sydney and North Melbourne, Australia. During fiscal 2001, we completed acquisitions of NEL, Shinei, Centennial, MCC- Sequel, and Sony's manufacturing facilities in Japan and Taiwan as well as IBM's repair center in the Netherlands.

Our expansion and growth places a heavy strain on our personnel and management, manufacturing and other resources. Our ability to manage the expansion to date, as well as any future expansion, will require progressive increases in manufacturing infrastructure, as well as enhancements or upgrades of accounting and other internal management systems and the implementation of a variety of procedures and controls. We cannot assure that significant problems in these areas will not occur. Any failure to enhance or expand these systems and implement such procedures and controls in an efficient manner and at a pace consistent with our business activities could harm our financial condition and results of operations. Also, in order to achieve anticipated revenue and other financial performance targets, we must manage our assets and operations efficiently. In addition, should we continue to expand geographically, we may experience certain inefficiencies from the management of geographically dispersed facilities.

As we manage and continue to expand new operations, we may incur substantial infrastructure and working capital costs. If we do not achieve sufficient growth to offset increased expenses associated with rapid expansion, our profitability will decline.

THE ACQUISITION OF C-MAC MAY NOT OCCUR

On August 9, 2001, we announced that we and C-MAC signed a definitive agreement under which we and C-MAC will combine to create a diversified designer and manufacturer of integrated electronic manufacturing solutions. The transaction is expected to be completed by the end of calendar 2001.

The arrangement is subject to merger notification requirements pursuant to the antitrust laws of the United States, Canada, the European Union and Brazil and subject to review and approval under the Investment Canada Act. The arrangement may be subject to additional foreign antitrust laws to be determined. We may not be able to obtain the necessary approval.

The combined company may be required to agree to various operating restrictions or other conditions, before or after receipt of shareholder approvals in order to obtain the necessary approvals of the arrangement under Canada's investment review laws. No additional shareholder approval is expected to be required or sought for any decision by Solectron or C-MAC, after the C-MAC and Solectron special meetings which are both scheduled for November 28, 2001, to agree to any terms and conditions necessary to resolve any foreign regulatory objections to the transaction, and shareholder approval will not be sought unless such shareholder approval is required to approve such terms and conditions under applicable foreign law.

Operating restrictions or other conditions required to secure regulatory approval may include the imposition of a material limitation on the ability of any of these parties to conduct their businesses or to own or exercise control of such assets, properties and stock. Any of these operating restrictions or conditions could have a material adverse effect on our ability to economically operate the combined company.

In addition to regulatory approvals, the proposed arrangement under the Canada Business Corporations Act requires approval by the Superior Court of Justice (Québec). Prior to the filing of this document, C-MAC obtained an interim order providing for the calling and holding of the C-MAC special meeting and other procedural matters. Subject to the approval of the C- MAC arrangement resolution at the C-MAC meeting and the approval of the Solectron shares issuance at the Solectron special meeting, we may not be able to obtain the approval from our shareholders.

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

Our profitability will suffer if we are unable to successfully integrate and manage recent acquisitions and pending acquisitions including, in particular, the NEL, Shinei, MCC-Sequel, Centennial, and C-MAC transactions, as well as any future acquisitions that we might pursue, or if we do not achieve sufficient revenue to offset the increased expenses associated with these acquisitions.

OUR NON-U.S. LOCATIONS REPRESENT A SIGNIFICANT AND GROWING PORTION OF OUR NET SALES; WE ARE INCREASINGLY EXPOSED TO RISKS ASSOCIATED WITH OPERATING INTERNATIONALLY.

In fiscal 2001, approximately 51% of net sales came from sites outside the United States, while approximately 41% of net sales came from sites outside the United States in fiscal 2000. As a result of our foreign sales and facilities, our operations are subject to a variety of risks that are unique to international operations, including the following:

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

In addition, we have operations in several locations in emerging or developing economies that have a potential for higher risk. The risks associated with these economies include but are not limited to currency volatility, and other economic or political risks. In the future, these factors may harm our results of operations. Solectron locations in emerging or developing economies include Mexico, Brazil, China, Malaysia, Hungary and Romania. As of August 31, 2001, we recorded $259.4 million in cumulative foreign exchange translation losses on our balance sheet which was primarily due to the devaluation of the Brazilian real. While, to date, these factors have not had a significant adverse impact on our results of operations, we cannot give any assurance that there will not be such an impact. Furthermore, while we may adopt measures to reduce the impact of losses resulting from volatile currencies and other risks of doing business abroad, we cannot assure that such measures will be adequate.

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

We have been granted a tax holiday which is effective through 2011, subject to some conditions, for our Malaysian and Singapore sites. We have also been granted various tax holidays in China. These tax holidays are effective for various terms and are subject to some conditions. It is possible that the current tax holidays will be terminated or modified or that future tax holidays that we may seek will not be granted. If the current tax holidays are terminated or modified, or if additional tax holidays are not granted in the future, our effective income tax rate would likely increase.

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

As of August 31, 2001, the majority of the foreign currency hedging contracts were scheduled to mature in less than three months and there were no material deferred gains or losses. In addition, our international operations in some instances act as a natural hedge because both operating expenses and a portion of sales are denominated in local currency. In these instances, including our current experience involving the devaluation of the Brazilian real, although an unfavorable change in the exchange rate of a foreign currency against the U.S. dollar will result in lower sales when translated to U.S. dollars, operating expenses will also be lower in these circumstances. Also, since less than 13% of our net sales in fiscal 2001 were denominated in currencies other than U.S. dollar, we do not believe our total exposure to be significant.

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

WE ARE EXPOSED TO INTEREST RATE FLUCTUATIONS.

The primary objective of our investment activities is to preserve principal, while at the same time, maximize yields without significantly increasing risk. To achieve this objective, we maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including both government and corporate obligations, certificates of deposit and money market funds. As of August 31, 2001, approximately 97% of our total portfolio is scheduled to mature in less than six months. In addition, our investments are diversified and of relatively short maturity. A hypothetical 10% increase in interest rates would not have a material effect on our investment portfolios.

The following table presents the amounts of our cash equivalents and short-term investments that are subject to interest rate risk by calendar year of expected maturity and weighted average interest rates as of August 31, 2001:
	2001	2002	2003	Total	Fair Value
	(amounts in millions)
Cash equivalents and short-term investments	$649.0	$135.1	$21.8	$805.9	$805.9
Average interest rate	3.98%	3.98%	6.30%

We have entered into an interest rate swap transaction under which we pay a fixed rate of interest hedging against the variable interest rates implicit in the rent charged by the lessor for the facility lease at Milpitas, California. The interest rate swap expires June 3, 2002, which coincides with the maturity date of the lease term. As we intend to hold the interest rate swap until the maturity date, we are not subject to market risk. In substance, such interest rate swap has fixed the interest rate for the facility lease, thus reducing interest rate risk.

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

A substantial portion of our operating activities and facilities, including our headquarters and principal administrative facilities, as well as certain of our third party service providers are located in California. During acute power shortages, California has implemented, and may in the future continue to implement, rolling blackouts throughout the state. The rolling blackouts that have occurred to date have not materially disrupted the operations of our facilities. Should these blackouts continue or increase in severity, however, they could materially disrupt the operations of one or more of our facilities. Although Solectron currently does not have backup generator or long-term alternate sources of power in the event of a blackout, Solectron does have some flexibility to shift some manufacturing volume to other manufacturing sites around the world. If blackouts interrupt our power supply, we would be temporarily unable to continue operations at our affected facilities. Our current insurance does not provide coverage for any damages our customers or we may suffer as a result of any interruption in our power supply. Consequently, any interruption in our ability to continue operations at our facilities could damage our reputation, harm our ability to retain existing customers and to obtain new customers, and could result in lost revenue, any of which would substantially harm our business and results of operations.

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
  Political and economic developments in countries in which we have operations; and
  General market conditions.

OUR LOW STOCK PRICE MAY REDUCE OUR DILUTED EARNINGS PER SHARE.

On January 27, 2002, we may become obligated to purchase, at the option of the holders, all or a portion of the outstanding 4.0% LYONs at a price of $510.03 per note ("Purchase Price"). We have the option to pay the purchase price of LYONs in cash or common stock or any combination thereof. If we elect to pay the purchase price, in whole or part, in shares of our common stock, the number of shares of common stock to be delivered shall equal the purchase price divided by the average of the sale prices of the common stock for the five trading day period ending on the third business day prior to January 27, 2002. The LYONs are convertible into common stock at a price of $34.13 per share or 14.944 shares per LYON. In the event that our stock price remains below $34.13 per share at January 27, 2002, we may have to issue additional shares to the holders. Accordingly, our earnings per share may be reduced.

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

OUR ANTI-TAKEOVER DEFENSE PROVISIONS MAY DETER POTENTIAL ACQUIRORS AND MAY DEPRESS OUR STOCK PRICE.

Our certificate of incorporation bylaws and stockholder rights plan contain provisions that could have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from attempting to acquire, control of Solectron. These provisions allow us to issue preferred stock with rights senior to those of our common stock and impose various procedural and other requirements that could make it more difficult for our stockholders to effect certain corporate actions.

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See Management's Discussion and analysis of Financial Condition and Results of Operations for factors related to fluctuations in the exchange rates of foreign currency and fluctuations in interest rates under "Risk Factors".

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by item 8 of Form 10-K is presented here in the following order:

Page
Unaudited Quarterly Financial Information	40

Consolidated Balance Sheets
Consolidated Statements of Operations
Consolidated Statements of Stockholders' Equity
Consolidated Statements of Comprehensive Income
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements

41 42 43 44 45 47
Independent Auditors' Report	72

Unaudited Quarterly Financial Information

For each fiscal quarter during the two fiscal years ended August 31, 2001 (in millions, except percentages and per share data):

                                                 First       Second     Third       Fourth
                                                 Quarter      Quarter    Quarter    Quarter
                                              ------------  ---------  ---------  ----------
                     2001
                   -------
Net sales                                    $    5,695.5  $ 5,418.5  $ 3,983.4  $  3,594.9
Gross profit                                        484.7      488.2      305.7       207.5
Gross margin                                          8.5%      9.0%      7.7%       5.8%
Operating income                                    276.4      192.5     (254.5)     (313.0)
Operating margin                                      4.9%      3.6%     (6.4)%      (8.7)%
                                              ------------  ---------  ---------  ----------
Net income (Loss)                            $      190.6  $   121.9  $  (185.7) $   (250.3)
                                              ============  =========  =========  ==========

Basic net income (loss) per share:           $       0.31  $    0.19  $   (0.28) $    (0.38)
                                              ============  =========  =========  ==========

Diluted net income (loss) per share:         $       0.29  $    0.18  $   (0.28) $    (0.38)
                                              ============  =========  =========  ==========

                     2000
                   -------
Net sales                                    $    2,834.6  $ 2,921.7  $ 3,645.0  $  4,736.2
Gross profit                                        277.0      279.9      305.5       412.9
Gross margin                                          9.8%      9.6%      8.4%       8.7%
Operating income                                    155.3      135.7      170.2       243.0
Operating margin                                      5.5%      4.6%      4.7%       5.1%
Income before cummulative effect of
   change in accounting principle                   113.3       96.7      119.7       171.0
Cumulative effect of change in accounting
   priniple, net of income tax benefit               (3.5)       --         --          --
                                              ------------  ---------  ---------  ----------
Net income                                   $      109.8  $    96.7  $   119.7  $    171.0
                                              ============  =========  =========  ==========
Basic net income per share: (1)
Income before cummulative effect of
   change in accounting principle                    0.19       0.16       0.20        0.28
Cumulative effect of change in accounting
   priniple                                         (0.01)       --         --          --
                                              ------------  ---------  ---------  ----------
Net Income                                   $       0.18  $    0.16  $    0.20  $     0.28
                                              ============  =========  =========  ==========

Diluted net income per share (1)
  per share
Income before cummulative effect of
   change in accounting principle                    0.18       0.16       0.19        0.27
Cumulative effect of change in accounting
   priniple                                         (0.01)        --        --          --
                                              ------------  ---------  ---------  ----------
Net Income                                   $       0.17  $    0.16  $    0.19  $     0.27
                                              ============  =========  =========  ==========

(1) Adjusted to reflect two-for-one stock splits through March 8, 2000.

SOLECTRON CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in millions)

                                                        August 31,     August 31,
                                                           2001          2000
                                                       ------------  ------------

ASSETS
Current assets:
  Cash and cash equivalents                           $    2,482.3  $    1,475.5
  Short-Term investments                                     307.8         958.6
  Accounts receivable, less allowances of
   $40.8 and $8.6, respectively                            2,443.6       2,146.3
  Inventories                                              3,209.9       3,787.3
  Prepaid expenses and other current assets                  260.5         260.5
                                                       ------------  ------------
   Total current assets                                    8,704.1       8,628.2
Net property and equipment                                 1,304.7       1,080.4
Other assets                                                 934.4         627.4
Goodwill, net of accumulated amortization of $145.7
   and $5.8, respectively                                  1,987.2          39.6
                                                       ------------  ------------
Total assets                                          $   12,930.4  $   10,375.6
                                                       ============  ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Short-term debt                                     $      306.2  $       69.2
  Accounts payable                                         1,786.1       2,694.1
  Accrued employee compensation                              166.5         179.8
  Accrued expenses                                           363.7         262.5
  Other current liabilities                                   66.8          11.2
                                                       ------------  ------------
    Total current liabilities                              2,689.3       3,216.8
Long-term debt                                             5,027.5       3,319.5
Other long-term liabilities                                   62.9          37.2
                                                       ------------  ------------
    Total liabilities                                      7,779.7       6,573.5

Stockholders' equity:
  Preferred stock, $.0001 par value; 1.2 shares
    authorized; no shares issued                               --            --
  Common stock, $ .001 par value; 1,600.0 shares
    authorized;  658.2 and 605.0 shares issued and
    outstanding respectively, adjusted for stock split         0.7           0.6
  Additional paid-in capital                               3,877.6       2,259.1
  Retained earnings                                        1,531.6       1,656.8
  Accumulated other comprehensive losses                    (259.2)       (114.4)
                                                       ------------  ------------
     Total stockholders' equity                            5,150.7       3,802.1
                                                       ------------  ------------
Total liabilities and stockholders' equity            $   12,930.4  $   10,375.6
                                                       ============  ============

See accompanying notes to consolidated financial statements.

SOLECTRON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)

                                                YEARS ENDED AUGUST 31,
                                      ----------------------------------------
                                          2001          2000          1999
                                      ------------  ------------  ------------
Net sales                            $   18,692.3  $   14,137.5  $    9,669.2
Cost of sales                            17,206.2      12,862.2       8,732.9
                                      ------------  ------------  ------------
Gross profit                              1,486.1       1,275.3         936.3
Operating expenses:
  Selling, general and
    administrative                          827.9         467.1         379.2
  Research and development                   69.9          60.8          40.5
  Goodwill amortization expense             139.9           5.3           0.5
  Acquisition costs                          29.7          26.8           --
  Restructuring and
    impairment costs                        517.3          11.1           --
                                      ------------  ------------  ------------
      Operating  income (loss)              (98.6)        704.2         516.1
Interest income                             116.9         106.9          36.7
Interest expense                           (176.0)        (71.6)        (38.3)
                                      ------------  ------------  ------------
Income (loss) before income taxes
  and cumulative effect of
  change in accounting principle           (157.7)        739.5         514.5
Income taxes (benefit)                      (34.2)        238.8         164.2
                                      ------------  ------------  ------------
Income (loss) before cumulative
  effect of change in
  accounting principle                     (123.5)        500.7         350.3
Cumulative effect of change
  in accounting principle
  for start-up costs, net of
  $1.6 income tax benefit                     --           (3.5)          --
                                      ------------  ------------  ------------
     Net  income (loss)              $     (123.5) $      497.2  $      350.3
                                      ============  ============  ============
Basic net income (loss) per share:
 Income (loss) before cumulative
  effect of change in
  accounting principle               $      (0.19) $       0.84  $       0.65
 Cumulative effect of change
  in accounting principle                     --          (0.01)          --
                                      ------------  ------------  ------------
                                     $      (0.19) $       0.83  $       0.65
                                      ============  ============  ============
 Diluted net income (loss) per share:
  Income (loss) before cumulative
   effect of change in
   accounting principle              $      (0.19) $       0.80  $       0.61
  Cumulative effect of change
   in accounting principle                     --           --            --
                                      ------------  ------------  ------------
                                     $      (0.19) $       0.80  $       0.61
                                      ============  ============  ============
Shares used to compute net
 Income (loss) per share:
     Basic                                  641.8         599.4         542.6
                                      ============  ============  ============

     Diluted                                641.8         623.5         579.0
                                      ============  ============  ============

See accompanying notes to consolidated financial statements.

SOLECTRON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in millions)

                                                                                  Accumulated
                                                                                     Other
                                           Common Stock   Additional              Comprehensive    Total
                                          -------------    Paid-In     Retained      Income     Stockholders'
                                          Shares  Amount   Capital     Earnings     (losses)       Equity
                                          ------  -----  ------------  ---------  ------------  -------------
Balances as of August 31, 1998            519.9  $ 0.6  $      658.6  $   824.4  $       (8.2) $     1,475.4
Net income                                                                350.3                        350.3
Foreign currency translation                                                            (78.6)         (78.6)
Unrealized loss on investments                                                           (1.1)          (1.1)
Stock issued under stock option and
   employee purchase plans                 12.7                 81.5                                    81.5
Conversion of long-term debt, net          27.2                225.3                                   225.3
Issuance of common stock, net of
   issuance costs of $32.5                 34.2              1,069.9                                 1,069.9
Stock issued in business combinations       0.5                 17.8                                    17.8
Dividends                                                                  (1.9)                        (1.9)
Repurchase of common stock                 (0.4)                (7.1)                                   (7.1)
Tax benefit associated with exercise of
   stock options                                                35.4                                    35.4
                                          ------  -----  ------------  ---------  ------------  -------------
Balances as of August 31, 1999            594.1    0.6       2,081.4    1,172.8         (87.9)       3,166.9
Net income                                                                497.2                        497.2
Adjustment to conform fiscal year ends
   of pooled acquisitions                                                 (11.8)                       (11.8)
Foreign currency translation                                                            (32.8)         (32.8)
Unrealized gain on investments                                                            6.3            6.3
Stock issued under stock option and
   employee purchase plans                 10.3                109.0                                   109.0
Stock issued in business combinations       0.2                  6.4                                     6.4
Cancellation of shares                                          (9.0)                                   (9.0)
Issuance of common stock                    0.4                 11.2                                    11.2
Dividends                                                                  (1.4)                        (1.4)
Tax benefit associated with exercise of
   stock options                                                60.1                                    60.1
                                          ------  -----  ------------  ---------  ------------  -------------
Balances as of August 31, 2000            605.0    0.6       2,259.1    1,656.8        (114.4)        3802.1

Net loss                                                                 (123.5)                      (123.5)
Adjustment to conform Texas site year end                                  (1.7)                        (1.7)
Foreign currency translation                                                           (139.8)        (139.8)
Unrealized loss  on investments                                                          (5.0)          (5.0)
Stock issued under stock option and
   employee purchase plans                  8.6                 97.7                                    97.7
Stock issued in business combinations       2.5                 69.8                                    69.8
Issuance of common stock                   42.1    0.1       1,410.5                                 1,410.6
Tax benefit associated with exercise of
   stock options                                                40.5                                    40.5
                                          ------  -----  ------------  ---------  ------------  -------------
Balances as of August 31, 2001            658.2  $ 0.7  $    3,877.6  $ 1,531.6  $     (259.2) $     5,150.7
                                          ======  =====  ============  =========  ============  =============

See accompanying notes to consolidated financial statements.

SOLECTRON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME(LOSS)
(in millions)

                                                     Years Ended August 31,
                                               ----------------------------------
                                                  2001        2000        1999
                                               ----------  ----------  ----------
Net income (loss)                             $   (123.5) $    497.2  $    350.3
Other comprehensive income (loss):
 Foreign currency translation
  adjustments, net of income
  tax expense of $13.5 in 2001,
  income tax benefit of $15.9 in 2000
  and income tax  benefit of $ 0.4 in 1999        (139.8)      (32.8)      (78.6)

 Unrealized loss on investments,
  net of income tax benefit of $3.1 in 2001,
  income tax expense of $3.8 in 2000
  and income tax benefit of $0.6 in 1999            (5.0)        6.3        (1.1)
                                               ----------  ----------  ----------
Comprehensive  income (loss)                  $   (268.3) $    470.7  $    270.6
                                               ==========  ==========  ==========

Accumulated foreign currency translation losses were $259.4 million at August 31, 2001, $119.6 million at August 31, 2000, and $86.8 million at August 31, 1999. For fiscal year 2001, the foreign currency translation loss primarily resulted from unrealized losses on dollar-denominated debt held by the Company's Brazilian subsidiary. Most of Solectron's remaining foreign currency translation adjustment amounts relate to investments which are permanent in nature. To the extent that such amounts relate to investments which are permanent in nature, no adjustment for income taxes is made. Accumulated unrealized gain on investments was $0.2 million at August 31, 2001 and $5.2 million at August 31, 2000 and $1.1 million at August 31, 1999.

See accompanying notes to consolidated financial statements.

SOLECTRON CORPORATION AND SUBSIDIARIES
SUPPLEMENTAL CONSOLIDATED STATEMENTS OF CASH FLOW
(in millions)

                                                                      Twelve Months Ended
                                                                           August 31,
                                                               ---------------------------------
                                                                  2001        2000       1999
                                                               ----------- ---------- ----------
Cash flows from operating activities:
  Net income (loss)                                           $   (123.5) $    497.2 $    350.3
  Adjustments to reconcile net income to net cash
   used in operating activities:
     Depreciation and amortization                                 536.1       251.4      200.4
     Impairment of fixed assets and other long-term assets         268.1         --         --
     Amortization of debt issuance costs and
       accretion of discount on notes payable                      146.5        52.5       18.5
     Tax benefit associated with the exercise of stock options      40.5        60.1       35.4
     Cumulative effect of change in accounting principle
       for start-up cost                                             --          3.5        --
     Adjustment to conform fiscal year ends                         (1.7)      (11.8)       --
     Loss (gain)on disposal of property and equipment              (10.0)       (8.7)      (4.6)
     Other                                                          74.2        20.9        5.5
     Changes in operating assets and liabilities:
       Accounts receivable, net of allowance                        52.4      (934.1)    (505.2)
       Inventories                                               1,024.1    (2,096.0)    (329.7)
       Prepaid expenses and other current assets                   (81.0)     (102.9)      16.2
       Accounts payable                                         (1,287.7)    1,710.7      294.8
       Accrued expenses and other
        current liabilities                                        (10.4)      214.5       15.0
                                                               ----------  ---------- ----------
     Net cash provided by ( used in )
       operating activities                                        627.6      (342.7)      96.6
                                                               ----------  ---------- ----------
Cash flows from investing activities:
  Sales of short-term investments                                1,354.3       982.0      327.8
  Purchases of short-term investments                             (702.0)   (1,498.6)    (598.0)
  Acquisition of business, net of cash acquired                 (2,458.7)      (83.7)     (39.5)
  Acquisition of manufacturing assets and locations                (84.0)   (1,014.2)    (124.7)
  Capital expenditures                                            (536.8)     (506.0)    (449.4)
  Proceeds from sale of property and equipment                      98.7        88.9       41.7
  Other                                                           (149.9)      (35.1)     (32.0)
                                                               ----------  ---------- ----------
     Net cash used in investing
      activities                                                (2,478.4)   (2,066.7)    (874.1)
                                                               ----------  ---------- ----------
Cash flows from financing activities:
  Net proceeds (repayment) from bank lines of credit               (52.3)       16.9       22.1
  Net proceeds from long-term debt                               1,540.7     2,296.3      729.4
  Principal payments on long-term debt                             (18.3)       (0.8)       --
  Repurchase of common stock                                         --          --        (7.1)
  Net proceeds from stock issued under
   option and employee purchase plans                               97.7       121.9       81.5
  Net proceeds from issuance of common stock                     1,381.4        11.2    1,069.9
  Dividends                                                          --         (1.4)      (1.4)
  Other                                                             20.6        29.9       (0.4)
                                                               ----------  ---------- ----------
    Net cash provided by financing
    activities                                                   2,969.8     2,474.0    1,894.0
                                                               ----------  ---------- ----------
Effect of exchange rate changes on
 cash and cash equivalents                                        (112.1)       (6.5)       5.2
                                                               ----------  ---------- ----------
Net increase in cash and cash equivalents                        1,006.9        58.1    1,121.7
Cash and cash equivalents at beginning of period                 1,475.5     1,417.4      306.4
                                                               ----------  ---------- ----------
Cash and cash equivalents at
 end of period                                                $  2,482.4  $  1,475.5 $  1,428.1
                                                               ==========  ========== ==========
SUPPLEMENTAL DISCLOSURES
Cash paid during the period:
   Income taxes                                               $    151.4  $    135.7 $    114.5
   Interest                                                   $     11.0  $     17.6 $     27.7
Non-cash investing activities:
   Issuance of common stock for business
     combination, net of cash acquired                        $     61.7  $      6.4 $     14.7
   Issuance of common stock upon
     conversion of long-term debt, net                               --          --       225.4

See accompanying notes to consolidated financial statements.

SOLECTRON CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation: The accompanying consolidated financial statements include the accounts of Solectron Corporation and its subsidiaries after elimination of intercompany accounts and transactions.

On November 30, 1999, Solectron completed its acquisition of SMART Modular Technologies (SMART). Under the terms of the agreement, each share of SMART common stock was exchanged for 0.51 of a share of Solectron common stock. Solectron issued approximately 47.6 million shares of Solectron common stock for the outstanding common stock of SMART and assumed all stock options held by SMART employees. The acquisition was accounted for as a pooling of interests. Accordingly, the Company's historical financial statements have been restated retroactively to include the financial results of SMART. SMART's results of operations for the fiscal year ended October 31, 1999 have been combined with Solectron's results of operations for the year ended August 31, 1999. In addition, SMART's balance sheet as of October 31, 1999 has been combined with Solectron's balance sheet as of August 31, 1999. Since the results of operations for the two month period ended October 31, 1999 for SMART have been included in the fiscal 1999 and fiscal 2000 consolidated statements of income, such results have been adjusted for in retained earnings. SMART changed its fiscal year end to coincide with Solectron's beginning in fiscal 2000.

On April 28, 2000, Solectron completed its acquisition of AMERICOM Wireless Services (AMERICOM), a privately held corporation. Solectron issued approximately 1.8 million shares of its common stock in exchange for all outstanding common stock of AMERICOM and to extinguish obligations under the stock appreciation rights plan of AMERICOM. On July 14, 2000, Solectron completed the acquisition of Bluegum Group (Bluegum), an electronics contract manufacturer in Australia. Solectron issued approximately 2.3 million shares of its common stock in exchange for all outstanding common shares and stock options of Bluegum. Both transactions were accounted for as a pooling of interests. Accordingly, Solectron's historical financial statements have been restated retroactively to include the financial results of AMERICOM and Bluegum. Both AMERICOM and Bluegum had fiscal years different than Solectron's. AMERICOM's fiscal year was from January 1 to December 31 and Bluegum's was from July 1 to June 30. AMERICOM's results of operations for the year ended December 31, 1999 together with Bluegum's results of operations for the year ended June 30, 1999 have been combined with Solectron's results of operations for the year ended August 31, 1999. AMERICOM's balance sheet as of December 31, 1999 together with Bluegum's balance sheet as of June 30, 1999 have been combined with Solectron's balance sheet as of August 31, 1999. Both AMERICOM and Bluegum changed their fiscal year ends to coincide with Solectron's beginning in fiscal 2000. Retained earnings has been adjusted to conform their year ends with Solectron's.

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

The results of operations previously reported by the separate enterprises and the combined amounts presented in the accompanying consolidated financial statements are summarized below (in millions):

                                        Years Ended August 31,
                                        ----------------------
                                           2000        1999
                                        ----------  ----------
Net Sales
  Solectron                            $ 13,786.5  $  8,391.4
  SMART *                                   280.4       995.9
  AMERICOM *                                 53.5        63.7
  Bluegum *                                 156.1       247.2
  Eliminations                             (139.0)      (29.0)
                                        ----------  ----------
                                       $ 14,137.5  $  9,669.2
                                        ==========  ==========

Net income
  Solectron                            $    497.0  $    294.0
  SMART *                                    12.2        53.5
  AMERICOM *                                 (2.8)        2.8
  Bluegum *                                  (8.4)        --
  Eliminations                               (0.8)        --
                                        ----------  ----------
                                       $    497.2  $    350.3
                                        ==========  ==========

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

Use of Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash Equivalents and Short-Term Investments: Cash equivalents are highly liquid investments purchased with a maturity at the date of purchase of less than three months. Short-term investments are investment grade short-term debt instruments with remaining maturities greater than three months.

Investments: Investments in debt securities are classified as available-for-sale securities. Such investments are recorded at fair value as determined from quoted market prices, and the cost of securities sold is determined based on the specific identification method. If material, unrealized gains or losses are reported as a component of comprehensive income or loss, net of related tax effect.

Inventories: Inventories are stated at the lower of weighted average cost or market.

Property and Equipment: Property and equipment are recorded at cost. Depreciation and amortization are computed based on the shorter of the estimated useful lives or the related lease terms, using the straight-line method. Estimated useful lives are presented below.

Machinery and equipment	2 - 5 years
Furniture and fixtures	3 - 5 years
Leasehold improvements	Lease term
Buildings	15-50 years

Certain depreciation lives were changed from four to five years beginning March 2, 2001. Consequently, the pre-tax depreciation charges on these assets were $19.8 million lower in fiscal 2001 than it would have been using a four year life.

Other Assets: Other assets consist of intangible assets including intellectual property rights, goodwill and debt issuance costs. Intangible assets are amortized using the straight-line method, over the expected life of the asset - ten years for intellectual property rights and goodwill. Debt issuance costs related to the zero-coupon convertible senior notes are amortized using the effective interest method over twenty years. Debt issuance costs related to the 7 3/8% senior notes are amortized using the straight-line method, which does not differ materially from the effective interest method, over the debt term of ten years.

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

Reclassifications: Certain prior-year amounts have been reclassified to conform with the current-year presentation.

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

Year End: Solectron's financial reporting year ends on the last Friday in August. Fiscal years 2001 contained 53 weeks while 2000 and 1999 each contained 52 weeks. For purposes of presentation in the accompanying financial statements and notes, Solectron has indicated its accounting years as ending on August 31.

Solectron's subsidiary, Solectron Brasil, Ltda. (Brazil), reports its results one month in arrears. Solectron's consolidated financial position as of August 31, 2001 and 2000, include the financial position of Brazil operation as of July 31, 2001 and 2000. Similarly, Solectron's consolidated results of operations and cash flows for the years ended August 31, 2001, 2000 and 1999, include the results of operations and cash flows of the Brazil operation for the twelve-month periods ended July 31, 2001, 2000 and 1999.

Solectron's subsidiary in Austin, Texas reported its results one month in arrears during fiscal 2000 and 1999. Solectron's consolidated financial position as of August 31, 2000 included the financial position of Austin as of July 31, 2000. Similarly, Solectron's consolidated results of operations and cash flows for the years ended August 31, 2000 and 1999 include the results of operations and cash flows of the Austin subsidiary for the years ended July 31, 2000 and 1999. The Austin subsidiary changed its fiscal year end to conform to the consolidated company beginning in 2001. Retained earnings has been adjusted to reflect this change.

Recent Accounting Pronouncements: Solectron adopted the American Institute of Certified Public Accountants' Statement of Position No. 98-5, Reporting on the Costs of Start-up Activities, on September 1, 1999. This statement required that costs of start-up activities and organizational costs be expensed as incurred. The cumulative effect of this accounting change on years prior to fiscal 2000 was a charge of $3.5 million (net of $1.6 million income tax effect), or $.01 per common share, that was reflected in the first quarter of fiscal 2000. Pro forma information is not presented as the change did not have a material impact on any individual year prior to fiscal 2000.

In September 2000, Solectron adopted Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 137 and No. 138. Solectron enters into short-term foreign currency forward contracts and borrowings to hedge only those currency exposures associated with certain assets and liabilities denominated in non-functional currencies. In addition, the Company periodically hedges variability in cash flows resulting from fluctuating interest rates. Solectron entered into an interest rate swap agreement with a notional amount of $52 million, maturing on June 3, 2002, to hedge against varying rental payments associated with an operating lease that requires payments based on LIBOR. This swap agreement was designated as a cash flow hedge upon adoption of the standard and the ineffective portion of the hedge was not material. Accordingly, changes in the fair value of this interest rate swap designated as a cash flow hedge are included in accumulated other comprehensive income. These amounts are subsequently reclassified into rent expense during the period in which the LIBOR-based lease agreement affect earnings. Since adoption, the impact to the financial statements has not been significant.

In July 2001, the FASB issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 141 also specifies the criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with definite useful lives are amortized over their respective estimated lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized prior to adoption of SFAS No. 142.

In accordance with SFAS No. 141, Solectron is accounting for all business combinations initiated or completed after June 30, 2001 using the purchase method of accounting. Solectron adopted the remaining provisions of SFAS No. 141 and SFAS No. 142 effective September 1, 2001.

SFAS No. 141 requires, upon adoption of SFAS No. 142, that Solectron evaluate its existing intangibles assets and goodwill that were acquired in prior purchase business combinations, and to make any necessary reclassifications in order to conform with the new criteria in SFAS No. 141 for recognition apart from goodwill. Upon adoption of SFAS No. 142, Solectron is required to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations, and to make any necessary amortization period adjustments by the end of the first interim period after adoption. Solectron is required to test the intangible asset for impairment in accordance with the provisions of SFAS No. 142 within the first interim period. Any impairment loss is measured as of the date of adoption and recognized as a cumulative effect of accounting principle in the first interim period.

In connection with the transitional goodwill impairment evaluation, SFAS No. 142 requires Solectron to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this, Solectron must identify its reporting units and determine the carrying value of each reporting unit by assessing the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. Solectron then has up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit's carrying value. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and Solectron must perform the second step of the transitional impairment test. In the second step, Solectron must compare the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all its assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with SFAS No. 141, to its carrying amount, both of which would be measured as of the date of adoption. This second step is required to be completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss will be recognized as a cumulative effect of a change in accounting principle in our statement of operations.

As of September 1, 2001, Solectron had unamortized goodwill of $1.9 billion, unamortized identifiable intangible assets of approximately $500 million, all of which are subject to the transition provisions of SFAS No. 141 and 142. Amortization expense related to goodwill was $139.9 million for fiscal 2001. Because of the extensive effort required to comply with the remaining provisions of SFAS Nos. 141 and 142, Solectron cannot reasonably estimate the impact on their financial statements of these provisions beyond discontinuing amortization.

The FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations, in August 2001, and SFAS No.144, Accounting for the Impairment or Disposal of Long-lived Assets, in October 2001. SFAS No. 143 requires that the fair value of an asset retirement obligation be recorded as a liability in the period in which it incurs the obligation. SFAS No. 144 services to clarify and further define the provisions of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. SFAS No. 144 does not apply to goodwill and other intangible assets that are not amortized. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002 and SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Company expects to adopt both effective September 1, 2002. The effect of the adopting these statements is not expected to have a material effect on the Company's consolidated financial position or results of operations.

NOTE 2. CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

Cash, cash equivalents and short-term investments as of August 31, 2001, and 2000, consisted of the following:

                                         Cash and
                                           Cash     Short-Term
                                        Equivalents Investments
                                        ----------  ----------
                                             (in millions)
                 2001
                ------
Cash                                   $  2,244.7  $      --
Money market funds                          174.4         --
Certificates of deposit                      63.2         2.5
Market auction securities                     --        181.6
U.S. government securities                    --          4.6
Corporate obligations                         --        102.2
Other                                         --         16.9
                                        ----------  ----------
   Total                               $  2,482.3  $    307.8
                                        ==========  ==========

                 2000
                ------
Cash                                   $    439.6  $      --
Money market funds                          428.0         --
Certificates of deposit                      19.7        60.4
Market auction securities                     --         15.5
U.S. government securities                   26.3       158.7
Corporate obligations                       485.0       697.9
Other                                        76.9        26.1
                                        ----------  ----------
   Total                               $  1,475.5  $    958.6
                                        ==========  ==========

Short-term investments are carried at fair market value, which approximates cost. Realized and unrealized gains and losses for the fiscal years ended August 31, 2001 and 2000 were not material. As of August 31, 2001, approximately 97% of Solectron's portfolio matures in one year or less, with the remainder maturing in less than two years.

NOTE 3. INVENTORIES

Inventories as of August 31, 2001 and 2000, consisted of:

                                                              2001       2000
                                                            ---------  ---------
                                                                  (in millions)

  Raw materials                                            $ 2,503.5  $ 3,043.0
  Work-in-process                                              331.0      558.9
  Finished goods                                               375.4      185.4
                                                            ---------  ---------
  Total                                                    $ 3,209.9  $ 3,787.3
                                                            =========  =========

NOTE 4. PROPERTY AND EQUIPMENT

Property and equipment as of August 31, 2001 and 2000, consisted of:

                                                              2001       2000
                                                            ---------  ---------
                                                                 (in millions)

   Land                                                    $    62.2  $    40.3
   Building and improvements                                   341.1      243.0
   Leasehold improvements                                      133.8      102.2
   Factory equipment                                         1,292.2    1,033.4
   Computer equipment and software                             337.1      195.5
   Furniture, fixture, and other                               274.3      109.6
   Construction-in-process                                      71.1      125.8
                                                            ---------  ---------
                                                             2,511.8    1,849.8
   Less accumulated depreciation
    and amortization                                         1,207.1      769.4
                                                            ---------  ---------
   Net property and equipment                              $ 1,304.7  $ 1,080.4
                                                            =========  =========

NOTE 5. LINES OF CREDIT

Solectron has available a $100 million unsecured multicurrency revolving line of credit that expires April 30, 2002. Borrowings under the credit facility bear interest, at Solectron's option, at either the bank's prime rate, the London interbank offering rate (LIBOR) plus a margin, or the bank's certificate of deposit (CD) rate plus a margin. The margin under the LIBOR or CD rate options will vary depending on Solectron's Standard & Poor's Corporation and/or Moody's Investor Services, Inc. rating for its long-term senior unsecured debt. This margin was 0.4% at August 31, 2001. Under the credit agreement, the Company must meet certain financial covenants. As of August 31, 2001 and 2000, there were no borrowings outstanding under this line of credit.

As of August 31, 2001 Solectron also had approximately $181 million and $591 million, respectively, in committed and uncommitted foreign lines of credit and other bank facilities. Borrowings were payable on demand. The interest rates ranged from the bank's prime lending rate to the bank's prime rate plus 2.0%. As of August 31, 2001, borrowings and guaranteed amounts under committed and uncommitted foreign lines of credit were $155 million and $135 million, respectively. The weighted-average interest rate was 4.4% for committed and 4.7% for uncommitted foreign lines of credit. Under these lines of credit agreements, the Company must meet certain financial covenants. As of August 31, 2001, Solectron was in compliance with all of its line of credit financial covenants.

NOTE 6. LONG-TERM DEBT

Long-term debt at August 31, 2001 and 2000, consisted of:

                                                2001           2000
                                            ------------  -------------
                                                          (in millions)
Zero coupon convertible senior notes
  Due 2020, face value $4,025.0,
  Fair value of $2,047.5 in 2001,
  and $2,648.9 in 2000                     $    2,416.1  $     2,350.5
Zero coupon convertible senior notes
  Due 2020, face value $2,900.0,
  Fair value of $1,212.8 in 2001                1,560.5            --
Zero coupon convertible senior notes
  Due 2019, face value $1,656.0,
  Fair value of $817.9 in 2001
  and $1,195.8 in 2000                           831.3          798.5
7 3/8% senior notes due 2006, face value
  $150.0, fair value of $150.3 in 2001
  and $146.9 in 2000                             149.8          149.8
Other, fair value of $69.8 in 2001 and
  $20.7 in 2000                                   69.8           20.7
                                            ------------  -------------
 Total long-term debt                      $    5,027.5  $     3,319.5
                                            ============  =============

In November 2000, Solectron issued 2,900,000 zero-coupon convertible senior notes at an issue price of $524.78 per note, which resulted in gross proceeds to Solectron of approximately $1.5 billion. These notes are unsecured and unsubordinated indebtedness of Solectron with a maturity value aggregating $2.9 billion. Solectron will pay no interest prior to maturity. Each note has a yield of 3.25% with a maturity value of $1,000 on November 20, 2020. Solectron is amortizing the issue discount using the effective interest method over the term of the notes. Each note is convertible at any time by the holder at a conversion rate of 11.7862 shares per note. Holders may require Solectron to purchase all or a portion of their notes on May 20, 2004, November 20, 2005 and November 20, 2010, at a price of $587.46, $616.57 and $724.42 per note, respectively, payable in cash or common stock at the option of Solectron. Also, each holder may require Solectron to repurchase all or a portion of such holder's notes if a change in control of the Company occurs on or before May 20, 2004. Solectron, at its option, may redeem all or a portion of the notes at any time on or after May 20, 2004.

In May 2000, Solectron issued 4,025,000 zero-coupon convertible senior notes at an issue price of $579.12 per note, which resulted in gross proceeds to Solectron of approximately $2.3 billion. These notes are unsecured and unsubordinated indebtedness of Solectron with a maturity value aggregating $4.025 billion. There will be no interest payment by Solectron prior to maturity. Each note has a yield of 2.75% with a maturity value of $1,000 on May 8, 2020. Solectron is amortizing the issue discount using the effective interest method over the term of the notes. Each note is convertible at any time by the holder at a conversion rate of 12.3309 shares per note. Holders may require Solectron to purchase all or a portion of their notes on May 8, 2003 and May 8, 2010, at a price of $628.57 and $761.00 per note, respectively. Also, each holder may require Solectron to repurchase all or a portion of such holder's notes upon a change in control of the Company occurring on or before May 8, 2003. Solectron, at its option, may redeem all or a portion of the notes at any time on or after May 8, 2003.

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

Derivatives

Solectron enters into forward exchange contracts to hedge foreign currency exposures on a continuing basis for periods consistent with its committed exposures. These transactions generally do not expose Solectron to risk of accounting loss because gains and losses on these contracts offset losses and gains on the assets and liabilities being hedged. The counterparties to these contracts expose Solectron to credit related losses in the event of nonperformance. However, the counterparties to these contracts are substantial and creditworthy multinational commercial banks. The risk of counterparty nonperformance associated with these contracts is remote. Since these contracts generally have maturities of less than three months and were entered into near year-end, the amounts of unrealized gains and losses are immaterial. Foreign currency forward exchange contracts outstanding totaled $284.1 million at the end of fiscal year 2001 and $187.3 million at the end of fiscal year 2000. These contracts were originated by Solectron's international subsidiaries primarily for the purchase and sale of European currencies, U.S. dollar, and Japanese yen to mitigate foreign currency exposures.

Business and Credit Concentrations

Financial instruments that potentially subject Solectron to concentrations of credit risk consist of cash, cash equivalents, short-term investments and trade accounts receivable. Solectron's cash, cash equivalents and short-term investments are managed by recognized financial institutions which follow the Company's investment policy. Such investment policy limits the amount of credit exposure in any one issue and the maturity date of the investment securities that typically comprise investment grade short-term debt instruments. Concentrations of credit risk in accounts receivable resulting from sales to major customers are discussed in Note 13. Solectron generally does not require collateral for sales on credit. However, for customers that have smaller financial resources, Solectron requires coverage for this risk. The Company also closely monitors extensions of credit.

NOTE 8. COMMITMENTS AND CONTINGENCIES

Solectron leases various facilities under operating lease agreements. The facility leases outstanding as of August 31, 2001 expire at various dates through 2004. All such leases require Solectron to pay property taxes, insurance and normal maintenance costs. Payments of some leases are periodically adjusted based on LIBOR rates. Certain leases for Solectron's facilities, including Fremont, Milpitas and San Jose, California; Everett, Washington; Suwanee, Georgia; and Columbia, South Carolina, provide Solectron with an option at the end of the lease term of either acquiring the property at its original cost or arranging for the property to be acquired. For these leases, Solectron is contingently liable under a first loss clause for a decline in market value of such leased facilities up to 85% of the original costs, or approximately $203.8 million in total as of August 31, 2001, in the event Solectron does not purchase the properties or reach an agreement with the lessor to extend the lease at the end of the respective lease terms. Under such agreements, the Company must also maintain compliance with financial covenants similar to its credit facilities. As of August 31, 2001, Solectron was in compliance with all of its lease facility financial covenants.

In addition, Solectron periodically enters into lease arrangements with third-party leasing companies under which it sells fixed assets and leases them back from the leasing companies. Solectron is accounting for these leases as operating leases.

Future minimum payments related to lease obligations, including the $203.8 million contingent liability discussed above, are $156.2 million, $120.0 million, $189.4 million $21.5 million and $16.7 million in each of the years in the five-year period ending August 31, 2006, and $27.5 million for periods after that date. Rent expense was $94.5 million, $98.9 million and $89.3 million for the years ended August 31, 2001, 2000 and 1999, respectively.

NOTE 9. RETIREMENT PLANS

Solectron has various retirement plans that cover a significant number of its eligible worldwide employees. The Company sponsors a 401(k) Plan to provide retirement benefits for its United States employees. This Plan provides for tax-deferred salary deductions for eligible employees. Employees may contribute between 1% to 15% of their annual compensation to this Plan, limited by an annual maximum amount as determined by the Internal Revenue Service. The Company also makes discretionary matching contributions, which vest immediately, as periodically determined by its Board of Directors. The Company's matching contributions to this Plan totaled $13.2 million, $10.7 million and $8.3 million in fiscal 2001, 2000 and 1999, respectively. In addition, certain of the Company's non-United States employees are covered by various defined benefit and defined contribution plans. Solectron's expense for these plans totaled $5.7 million, $9.6 million and $3.0 million in 2001, 2000 and 1999, respectively.

NOTE 10. INCOME TAXES

The components of income taxes (benefit) for the fiscal years ended August 31, 2001, 2000 and 1999, were as follows (in millions):

                                     2001         2000        1999
                                  ----------  ------------  ---------
Current:                                      (in millions)

          Federal                $     11.9  $      151.3  $   114.4
          State                         2.6          28.2       17.8
          Foreign                      39.2          48.6       29.7
                                  ----------  ------------  ---------
                                       53.7         228.1      161.9

Deferred:
          Federal                     (78.9)        (10.6)      (3.1)
          State                       (14.3)         (0.7)       1.4
          Foreign                       5.3          22.0        4.0
                                  ----------  ------------  ---------
                                      (87.9)         10.7        2.3
                                  ----------  ------------  ---------
          Total                  $    (34.2) $      238.8  $   164.2
                                  ==========  ============  =========

The overall effective income tax rate (expressed as a percentage of financial statement income before income taxes) varied from the United States statutory income tax rate for the fiscal years ended August 31, 2001, 2000 and 1999, as follows:

                                     2001         2000         1999
                                  ----------  ------------  ---------

Federal tax rate                       35.0%       35.0%     35.0%
State income tax, net of
  federal tax benefit                   4.8           2.4        2.4
Income of international
  subsidiaries taxed at
  different rates                     (32.9)          0.1        0.1
Tax holiday                            41.6          (7.4)      (5.9)
Tax credits                               -          (0.5)      (0.1)
Tax exempt interest income              2.8          (0.1)      (0.3)
FSC benefit                               -          (0.1)      (0.1)
Nondeductible goodwill
  and acquisition costs                (7.9)          1.1          -

Loss for which no benefit
  is realized                         (17.8)            -          -
Intercompany interest charges          (3.4)          0.3        0.2
Other                                  (0.5)          1.5        0.6
                                  ----------  ------------  ---------
Effective income tax rate              21.7%       32.3%     31.9%
                                  ==========  ============  =========

The tax effects of temporary differences that gave rise to significant portions of deferred tax assets and liabilities as of August 31, 2001 and 2000, were as follows (in millions):

                                                  2001        2000
                                              ------------  ---------
                                                   (in millions)

Deferred tax assets:
  Accruals, allowances and reserves          $      103.9  $    19.3
  State income tax                                   18.8        9.2
  Acquired intangible assets                         39.3        5.9
  Net undistributed profits of
    subsidiaries                                        -        3.8
  Net operating loss carryover                      133.1       83.6
  Restructuring reserves                             77.3          -
  Other                                               1.9          -
                                              ------------  ---------
Deferred tax assets                                 374.3      121.8
Valuation allowance                                 (71.6)         -
                                              ------------  ---------
Total deferred tax assets                    $      302.7  $   121.8
                                              ------------  ---------
Deferred tax liabilities:
  Foreign inventories expenses for tax              (81.9)     (55.6)
  Depreciation                                      (29.8)      (4.0)
  Realized translation gains                        (30.8)     (12.1)
  Foreign import incentives                          (3.1)      (7.0)
  Other                                              (0.1)      (2.7)
                                              ------------  ---------
Total deferred tax liabilities                     (145.7)     (81.4)
                                              ------------  ---------
Net deferred tax assets                      $      157.0  $    40.4
                                              ============  =========

The Company has U.S. federal net operating losses in its U.S. Robotics subsidiary of approximately $52.4 million. These amounts are not currently available to offset U.S. taxable income of the Company (other than income generated by U.S. Robotics) under U.S. consolidated tax return rules and reserved for in the valuation allowance. These net operating losses, if not utilized, will expire in 2021.

The Company also has acquired U.S. federal net operating losses from U.S. subsidiaries of NatSteel Electronics of approximately $15 million, which will expire if not utilized beginning in 2011 through 2019.

The Company also has acquired U.S. federal net operating losses from its acquisition of Sequel Corporation of approximately $11 million, which will expire if not utilized beginning in 2011 through 2018. The annual utilization of these net operating losses is limited under the "ownership change" provisions of the U.S. Internal Revenue Code.

The Company also has acquired U.S. federal net operating losses from its acquisition of Centennial Technologies of approximately $16 million, which will expire if not utilized beginning in 2011 through 2018. The annual utilization of these net operating losses is limited under the "ownership change" provisions of the U.S. Internal Revenue Code.

The Company also has North Carolina investment tax credit of $4.8 million which if not utilized will expire beginning in 2002 through 2007.

The Company has net operating loss carryforwards in various foreign jurisdictions. A summary of significant foreign net operating loss carryforwards follows (amounts in millions):

             Jurisdiction      Amount                 Expiration
           ----------------   --------- --------------------------------------

           Australia        $     22.6                   N/A
           Brazil                 77.4                   N/A
           Canada                 18.2                  2008
           Indonesia               9.1                  2006
           Ireland                25.3                   N/A
           Malaysia               19.7                   N/A
           Mexico                 76.0               2007 - 2011
           Romania                44.4               2003 - 2006
           Turkey                  5.6                  2004
           United Kingdom          4.0                   N/A

Management has determined that a valuation allowance in the amount of $71.6 million is required with respect to deferred tax assets. Management believes it is more likely than not that the remaining deferred tax assets will be realized. In the event the tax benefits relating to the valuation allowance are realized, $34.4 million of such benefits would reduce goodwill and $11.8 million would be credited to other comprehensive income.

Worldwide income (loss) before income taxes for the fiscal years ended August 31, 2001, 2000 and 1999, consisted of the following (in millions):

                                     2001         2000        1999
                                  ----------  ------------  ---------

                       U.S.      $   (287.2) $      392.1  $   349.7
                       Non-U.S.       129.5         347.4      164.8
                                  ----------  ------------  ---------
                       Total     $   (157.7) $      739.5  $   514.5
                                  ==========  ============  =========

Cumulative undistributed earnings of the international subsidiaries amounted to $963.4 million as of August 31, 2001, all of which is intended to be permanently reinvested. The amount of income tax liability that would result had such earnings been repatriated is estimated to be approximately $204.6 million.

Solectron has been granted a tax holiday for its Malaysian sites which is effective through July 2011, subject to certain conditions. In addition, Solectron has been granted a tax holiday for certain manufacturing operations in Singapore which is effective through March 2011, subject to certain conditions. Solectron has also been granted various tax holidays in China, which are effective for various terms and are subject to certain conditions.

NOTE 11. STOCKHOLDERS' EQUITY

Issuance of Common Stock

In August 1999, Solectron sold, through an underwritten public offering, 34.1 million shares of common stock which generated net proceeds of approximately $1.1 billion.

In November 2000, Solectron sold through, an underwriter public offering, 35 million shares of common stock which generated net proceeds of approximately $1.2 billion.

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

Pro Forma Fair Value Disclosures

Solectron accounts for its employee stock plans, which consist of fixed stock option plans and an Employee Stock Purchase Plan, using the intrinsic value method under APB Opinion No. 25. No compensation expense related to these plans has been recognized in the Company's financial statements. The table below sets out the pro forma amounts of net income and net income (loss) per share that would have resulted for the fiscal years ended August 31, 2001, 2000 and 1999, if Solectron accounted for its employee stock plans under the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation."

                                                              2001       2000        1999
                                                            ---------  ---------  ----------
                                                         (in millions, except per share daata)
Net income (loss):                            As reported   ($123.50)   $497.20     $350.30
                                              Pro forma     ($209.90)   $444.00     $314.30

Net income (loss) per share:
Basic                                         As reported     ($0.19)     $0.83       $0.65
                                              Pro forma       ($0.33)     $0.74       $0.58
Diluted                                       As reported     ($0.19)     $0.80       $0.61
                                              Pro forma       ($0.33)     $0.71       $0.55

For purposes of computing pro forma net income (loss), the fair value of each option grant and Employee Stock Purchase Plan purchase right is estimated on the date of grant using the Black-Scholes option pricing model. The assumptions used to value the option grants and purchase rights are stated below.

                                                  2001         2000         1999
                                              ------------  -----------  -----------

Expected life of Options                       3.5 years     3.5 years    3.5 years
Expected life of purchase rights                6 months      3 months     3 months
Volatility                                        65%           52%          44%
Risk-free interest rate                       3.4% to 6.34% 4.8% to 6.8% 4.5% to 5.8%
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

In connection with the merger with Centennial Technologies, Inc in April 2001, Solectron assumed all options outstanding under the Centennial plan. The options vesting period range from immediately to three years. The term of the options range from two to ten years. No further options may be granted under the Centennial plan.

A summary of stock option activity under the plans for the fiscal years ended August 31, 2001, 2000 and 1999, follows (in millions, except per share data):

                                        2001                  2000                  1999
                               ---------------------  --------------------  --------------------
                                           Weighted              Weighted              Weighted
                                Number      Average    Number     Average    Number     Average
                                   of      Exercise      of      Exercise      of      Exercise
                                 Shares      Price     Shares      Price     Shares      Price
Oustanding,                    ----------  ---------  ---------  ---------  ---------  ---------
   beginning of year                44.1  $   17.72       45.9  $   11.29       45.5  $    7.37
Granted                             14.4  $   32.98       13.4  $   34.21       15.6  $   18.04
Exercised                           (7.0) $    8.77      (10.8) $    8.18      (11.5) $    5.69
Canceled                            (3.6) $   30.23       (4.4) $   21.94       (3.7) $    8.39
                               ----------             ---------             ---------
Outstanding,
  end of year                       47.9  $   22.61       44.1  $   17.72       45.9  $   11.29
                               ==========             =========             =========
Exercisable
  end of year                       27.0  $   16.53       23.6  $   11.23       22.2  $    7.61
                               ==========             =========             =========

Weighted-average
   fair value of options
   granted during the year                $   17.91             $   15.92             $    7.07

Information regarding the stock options outstanding at August 31, 2001, is summarized in the table below (in millions, except number of years and per share data).

                                   Outstanding                     Exercisable
                       -------------------------------------  -----------------------
                                     Weighted
                                     Average      Weighted                 Weighted
                                   Remaining       Average                  Average
Range of               Number of   Contractual    Exercise     Number of    Exercise
Exercise Prices          Shares        Life         Price       Shares       Price
---------------------- ----------  ------------  -----------  -----------  ----------
$0.33 - $5.98             5.8       1.60 years        $5.22          5.8       $5.21
$6.13 - $10.95            6.6       3.15 years        $9.34          6.5       $9.32
$11.08 - $12.69           2.8       4.56 years       $11.95          2.1      $11.86
$13.27 - $13.30           4.7       4.26 years       $13.30          3.3      $13.30
$13.44 - $18.13           5.4       6.48 years       $16.96          1.2      $16.18
$18.23 - $31.00           7.7       5.78 years       $25.01          3.6      $23.91
$32.29 - $35.31           5.5       5.40 years       $35.07          2.1      $34.97
$36.09 - $46.13           8.3       5.85 years       $44.03          2.2      $43.60
$46.94 - $51.67           1.0       6.15 years       $46.99          0.2      $47.17
                       ----------                             -----------
$0.33  - $51.67          47.9       4.75 years       $22.61         27.0      $16.53
                       ==========                             ===========

A total of 74.6 million shares of common stock remain reserved for issuance under the plans as of August 31, 2001.

On December 1, of each year, each independent member of Solectron's Board of Directors is granted an option to purchase 6,000 shares of common stock at the fair market value on such date. These options vest over one year and have a term of five years.

Employee Stock Purchase Plan

Under Solectron's Employee Stock Purchase Plans (the Purchase Plans), associates meeting specific employment qualifications are eligible to participate and can purchase shares quarterly through payroll deductions at the lower of 85% of the fair market value of the stock at the commencement or end of the offering period. The Purchase Plans permit eligible associates to purchase common stock through payroll deductions for up to 15% of qualified compensation. As of August 31, 2001, 4.7 million shares remain available for issuance under the Purchase Plans.

The weighted average fair value of the purchase rights granted by Solectron in fiscal 2001, 2000 and 1999 was $12.90, $16.11 and $9.67, respectively. The weighted-average fair value of the purchase rights granted by SMART in fiscal 1999 and 1998 was $5.69 and $5.86, respectively.

NOTE 12. SEGMENT AND GEOGRAPHIC INFORMATION

Solectron provides integrated supply chain solutions that span the entire product life cycle, including technology, manufacturing and services. The Company has 54 manufacturing facilities in the Americas, Europe and Asia/Pacific to serve these similar customers. Solectron is operated and managed by industry segment, and the industry segments are further managed geographically. Each industry segment has its own president and support staff. Solectron's management uses an internal management reporting system, which provides important financial data to evaluate performance and allocate Solectron's resources on an industry segment and geographic basis. Intersegment adjustments are related primarily to intersegment sales that are generally recorded at prices that approximate arm's length transactions. Certain corporate expenses are allocated to these operating segments and are included for performance evaluation. Some amortization expenses are also allocated to these operating segments, but the related intangible assets are not allocated. The accounting policies for the segments are the same as for Solectron taken as a whole. Solectron has three reportable operating segments: global manufacturing business unit, global services business unit and technology solutions business unit. Information about the operating segments for the fiscal years ended August 31, 2001, 2000 and 1999, was as follows:

                                                ----------------------------------
                                                   2001        2000        1999
                                                ----------  ----------  ----------
                                                          (in millions)
Net sales:
 Manufacturing and operations                  $ 17,181.6  $ 12,418.5  $  8,460.3
 Technology solutions                             1,201.1     1,486.5     1,130.4
 Global services                                    309.6       232.5        78.5
                                                ----------  ----------  ----------
                                               $ 18,692.3  $ 14,137.5  $  9,669.2
                                                ==========  ==========  ==========
Depreciation and amortization:
 Manufacturing and operations                  $    450.8  $    194.1  $    167.8
 Technology solutions                                22.1        26.1        21.5
 Global services                                     10.0        12.8         2.2
 Corporate                                           53.2        18.4         8.9
                                                ----------  ----------  ----------
                                               $    536.1  $    251.4  $    200.4
                                                ==========  ==========  ==========

Interest income:
 Manufacturing and operations                  $     18.8  $      8.6  $      8.0
 Technology solutions                                 1.9         5.7         7.2
 Global services                                      0.1         0.2         --
 Corporate                                           96.1        92.4        21.5
                                                ----------  ----------  ----------
                                               $    116.9  $    106.9  $     36.7
                                                ==========  ==========  ==========

Interest expense:
 Manufacturing and operations                  $     19.7  $      6.9  $      3.4
 Technology solutions.                                0.8         1.1         0.7
 Global services                                     (0.1)        0.9         --
 Corporate                                          155.6        62.7        34.2
                                                ----------  ----------  ----------
                                               $    176.0  $     71.6  $     38.3
                                                ==========  ==========  ==========
Income before income taxes and cumulative
 effect of change in accounting principle:
 Manufacturing and operations                  $    (42.8) $    668.7  $    484.0
 Technology solutions                                20.4        78.4        82.6
 Global services                                     38.8         2.6         9.6
 Corporate                                         (174.1)      (10.2)      (61.7)
                                                ----------  ----------  ----------
                                               $   (157.7) $    739.5  $    514.5
                                                ==========  ==========  ==========

Capital expenditures:
 Manufacturing and operations                  $    454.3  $    432.3  $    392.0
 Technology solutions                                22.7        29.0        24.1
 Global services                                     12.3        15.7         3.8
 Corporate                                           47.5        29.0        29.5
                                                ----------  ----------  ----------
                                               $    536.8  $    506.0  $    449.4
                                                ==========  ==========  ==========

Total Assets:
 Manufacturing and operations                  $  9,752.4  $  5,303.4  $  2,712.7
 Technology solutions                               587.5       500.2       451.5
 Global services                                    184.9       222.2        52.6
 Corporate                                        2,405.6     4,349.8     2,203.7
                                                ----------  ----------  ----------

                                               $ 12,930.4  $ 10,375.6  $  5,420.5
                                                ==========  ==========  ==========

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

                                                   2001        2000        1999
                                                ----------  ----------  ----------
                                                         (in millions)
Net sales derived from:
 PCB assembly                                  $ 13,738.3  $  9,940.5  $  6,502.0
 Systems build                                    3,434.6     2,516.1     2,058.6
 Technology solutions prodcuts                    1,207.9     1,501.1     1,108.6
 Global services                                    311.5       179.5         --
                                                ----------  ----------  ----------
                                               $ 18,692.3  $ 14,137.2  $  9,669.2
                                                ==========  ==========  ==========
Geographic net sales:
 United States                                 $  9,205.3  $  8,328.9  $  6,491.2
 Europe                                           3,398.8     3,440.9     1,952.4
 Asia/Pacific and other                           6,088.2     2,367.7     1,225.6
                                                ----------  ----------  ----------
                                               $ 18,692.3  $ 14,137.5  $  9,669.2
                                                ==========  ==========  ==========
Long-lived assets (physical location):
 United States                                 $  1,592.8  $    837.8  $    523.2
 Europe                                             378.1       607.2       100.1
 Asia/Pacific and other                           2,255.4       302.4       314.8
                                                ----------  ----------  ----------
                                               $  4,226.3  $  1,747.4  $    938.1
                                                ==========  ==========  ==========

NOTE 13. MAJOR CUSTOMERS

Net sales to major customers as a percentage of consolidated net sales were as follows:

                                               YEARS ENDED AUGUST 31,
                                 --------------------------------------------
                                     2001          2000             1999
                                 ------------  ---------------  -------------
Cisco                                   11.5%            12.0%          11.1%
Compaq                                   --               --            11.8%
Ericsson                                13.7%            13.0%           --
Nortel                                  11.9%             --             --

Solectron has concentrations of credit risk due to sales to these and other of Solectron's significant customers. In particular, Nortel and Ericsson account for approximately 17%, 11% of total accounts receivable, respectively, at August 31, 2001. The concentration of credit risk is intensified because the majority of Solectron's customers are in the same industry. The Company considers its concentrations of credit risk in establishing the reserves for bad debt and believes that such reserves are adequate.

NOTE 14. PURCHASE OF ASSETS

During the first quarter of fiscal 1999, Solectron acquired the wireless telephone manufacturing assets, primarily inventory and fixed assets, of Mitsubishi Consumer Electronics America, Inc.'s (MCEA) Cellular Mobile Telephone (CMT) division in Braselton, Georgia. MCEA was a subsidiary of Mitsubishi Electric Corporation. The purchase price of approximately $25 million was allocated to the assets acquired based on their relative fair values at the date of acquisition. Under the terms of the agreement, the Company will provide MCEA-CMT with a full range of manufacturing services for five years, including NPI management, PCB assembly and full systems assembly for MCEA's branded and private-label cellular products sold in North America.

During the second quarter of fiscal 1999, Solectron acquired IBM's Electronic Card Assembly and Test (ECAT) manufacturing assets, primarily inventory, in Austin, Texas. Additionally, Solectron acquired the non-exclusive rights to use certain IBM intellectual property for approximately $53 million. The total purchase price for the manufacturing assets and intellectual property rights was approximately $83 million. The purchase price was allocated to the assets acquired based on the relative fair values of the assets at the date of acquisition. Under the terms of the agreements, Solectron provides assembly for motherboards used in IBM's mobile computer products manufactured worldwide for three years. Solectron also provides IBM's worldwide design teams a full range of integrated NPI services.

During the fourth quarter of fiscal 1999, Solectron acquired the manufacturing assets, primarily inventory, of Trimble Navigation Limited (Trimble) in Sunnyvale, California, and assumed full manufacturing responsibility of Trimble's Global Positioning System (GPS) and related radio frequency (RF) technology products for three years. Additionally, Solectron acquired certain intellectual property rights related to RF technology for approximately $11 million. The total purchase price for the transaction was approximately $27 million. The purchase price was allocated to the acquired assets based on the relative fair values of the assets at the date of acquisition.

During the first quarter of fiscal 2000, Solectron acquired the manufacturing assets, primarily inventory and equipment, of IBM's Netfinity server operations in Greenock, Scotland in several phases for approximately $19.2 million. In addition, Solectron acquired certain IBM intellectual property rights included in the design and manufacture of PC server motherboards for $19.6 million. Solectron provides to IBM for three years fully integrated PCB assembly services including early prototyping, new product launch, assembly and test, volume production, end-of-life support and life cycle management.

During the second quarter of fiscal 2000, Solectron completed the acquisition of the complex systems manufacturing assets of Ericsson Telecom AB's telecommunications infrastructure equipment operations in Longuenesse, France, and Östersund, Sweden. The total purchase price for the manufacturing assets and intangible assets was approximately $162.2 million. The purchase price was allocated to the assets acquired based on the relative fair values of the assets at the date of acquisition. As part of the agreement, Solectron provides a complete range of integrated supply-chain solutions to Ericsson Telecom AB.

During the third quarter of fiscal 2000, Solectron completed the acquisition of the manufacturing assets of Premisys Communications, Inc., a wholly owned subsidiary of Zhone Technologies, Inc. The total purchase price for the manufacturing assets and intangible assets was approximately $15.5 million. The purchase price was allocated to the assets acquired based on the relative fair values of the assets at the date of acquisition. Zhone is a communications equipment provider integrating expertise in voice, video and data communications. Under the agreement, Solectron became Zhone's virtual supply-chain partner and signed a five-year commitment with Zhone to provide product life cycle management services, including NPI through repair and end-of-life services.

During the third quarter of fiscal 2000, Solectron acquired the manufacturing assets of several Nortel manufacturing facilities including Calgary, Canada; Research Triangle Park, North Carolina; Monterrey, Mexico; and Cwmcarn, Wales. Solectron provides prototyping, PCB assembly, small sub-assembly and repair services to Nortel in these locations. Also in June 2000, Solectron completed the purchase of manufacturing assets at two Nortel Networks manufacturing and repair facilities located in Pont de Buis and Douarnenez, France, and Monkstown, Northern Ireland for which Solectron will offer prototyping, PCB assembly, small sub-assembly and repair services to Nortel Networks. The aggregate purchase price of the Nortel assets was approximately $900 million, subject to certain conditions. Solectron also entered into a multi-year supply agreement with Nortel with revenues in excess of $10 billion, with the option to renew.

During the second quarter of fiscal 2001, Solectron acquired IBM's European Repair Center in Amsterdam, Netherlands for approximately $10 million in cash. In addition, Solectron assumed responsibility for IBM's European repair, refurbishment and asset recovery services provided by Amsterdam operations. The purchase price was allocated to the assets acquired based on the relative fair values of the assets at the date of acquisition.

During the second quarter of fiscal 2001, Solectron completed the acquisition of Sony's manufacturing facilities in Miyagi, Japan, and Kaohsiung, Taiwan for approximately $75 million in cash. The new sites provide a range of electronics manufacturing services to Sony and other customers. The purchase price was allocated to the assets acquired based on the relative fair values of the assets at the date of acquisition.

NOTE 15. BUSINESS COMBINATIONS

During the first quarter of fiscal 1999, Bluegum acquired Alcatel's telecommunications manufacturing operations in New South Wales, Australia. This transaction was accounted for under the purchase method of accounting, and the purchase price of approximately $23.3 million was allocated to the assets acquired based on the relative fair values of the assets at the date of acquisition. Pro forma results of operations are not presented because the effect of this acquisition is not significant.

During the fourth quarter of fiscal 1999, Solectron issued approximately 520,000 shares of common stock to acquire all of the outstanding capital stock of Sequel. It was a privately held corporation specializing in notebook computer and liquid crystal display repair service and support. This transaction was accounted for under the purchase method of accounting. The consolidated financial statements include the operating results of Sequel from the date of acquisition. The total purchase price was approximately $17.8 million. The acquisition was accounted for as a purchase of a business resulting in goodwill of approximately $4 million. Pro forma results of operations are not presented because the effect of this acquisition is not significant.

During the fourth quarter of fiscal 1999, SMART acquired Compaq's embedded and real time product line and business in Fremont, California and Scotland. Pursuant to the agreement, SMART acquired certain assets with a fair value totaling $1.2 million. The acquisition was accounted for under the purchase method of accounting, and the purchase price of approximately $16.2 million was allocated to the assets acquired based on the relative fair values of the assets at the date of acquisition. Pro forma results of operations are not presented because the effect of this acquisition is not significant.

During the first quarter of fiscal 2000, Solectron acquired NULOGIX Technical Services, Inc. (NULOGIX), a wholly owned subsidiary of IBM Canada, in its entirety. NULOGIX is located in Vaughn, Canada, and specializes in repair, manufacturing and refurbishment. The purchase price was approximately $4.0 million. The acquisition was accounted for as a purchase of a business resulting in goodwill of approximately $1.4 million. Pro forma results of operations are not presented because the effect of this acquisition is not significant.

During the third quarter of fiscal 2000, Solectron completed the acquisition of Alcatel's manufacturing business in Aguadilla, Puerto Rico. The purchase price was approximately $47.2 million. The acquisition was accounted for as a purchase of a business resulting in goodwill of approximately $13.3 million. Alcatel is a world leader in building next-generation networks and end-to-end data voice solutions. As part of the acquisition of Alcatel's manufacturing business in Aguadilla, Solectron assumed full manufacturing responsibility for Alcatel's PCB products focused on the networking and telecommunication industries. Additionally, Solectron provides a full range of manufacturing services to Alcatel for three years including prototyping and high-volume PCB assembly. Pro forma results of operations are not presented because the effect of this acquisition is not significant.

During the fourth quarter of fiscal 2000, Solectron completed the acquisition of IBM's manufacturing operations in Hortolandia, Sao Paulo state, Brazil. Solectron assumes responsibility for the systems configuration and assembly of IBM's Personal Systems Group, Retail Systems Solutions Group, and Enterprise Systems Group products sold into the Brazilian, Murcosul and Andean markets. As part of the multi-year agreement, Solectron provides IBM with an extensive range of integrated services including NPI support, PCB and systems assembly, product configuration services, repair and end-of-life product support. Pro forma results of operations are not presented because the effect of this acquisition is not significant.

During the second quarter of 2001, Solectron completed the acquisition of NEL. Solectron purchased all of the outstanding issued share capital and convertible bonds for $2.3 billion and $122.4 million, respectively. The acquisition was accounted for using the purchase method and resulted in goodwill of approximately $2.0 billion. As part of the acquisition, Solectron gained manufacturing sites in China, Hungary, Indonesia, Malaysia, Mexico, Singapore and United States.

The NEL Purchase price was allocated as follows:

Asset acquired                            $1,172.6
Goodwill                                   1,974.9
Liabilities assumed                         (692.8)
                                      -------------
   Total purchase price                   $2,454.7
                                      =============

The following unaudited pro forma financial information presents the combined results of operations of Solectron and NEL as if the acquisition had occurred as of the beginning of fiscal 2001 and 2000, after giving effect to certain adjustments, including amortization of goodwill, increased interest expense on debt related to the acquisition, and related income tax effects. The pro forma financial information does not necessarily reflect the results of operations that would have occurred had Solectron and NEL constituted a single entity during such periods.

                                            2001            2000
                                     ---------------  ------------------
                                    (in millions, except per share data)

Net Sales                                $19,734.7       $16,258.8

Net income (loss)                          ($210.1)         $536.1

Basic income (loss) per share               ($0.33)          $0.85

Diluted income (loss) per share             ($0.33)          $0.81

During the third quarter of fiscal year 2001, Solectron issued approximately 2.2 million shares of common stock to acquire all of the outstanding capital stock of Centennial. The acquisition, valued at approximately $64.5 million, was accounted for using the purchase method and resulted in goodwill of approximately $45.8 million. As a result of the transaction, Solectron gained all of Centennial's design, manufacturing and marketing capabilities, which include memory module and memory card solutions based on SRAM and flash technologies for OEMs and end-users in markets such as telecommunications, data communications, mobile computing and medical. Pro forma results of operations are not presented because the effect of this acquisition is not significant.

During the fourth quarter of fiscal 2001, Solectron completed the acquisition of Shinei, a privately held manufacturer and designer of enclosures for electronics products. The acquisition, valued at approximately $72.9 million, was accounted for using the purchase method and resulted in goodwill of approximately $63.3 million. Pro forma results of operations are not presented because the effect of this acquisition is not significant.

During the fourth quarter of fiscal 2001, Solectron completed the acquisition of MCC-Sequel Limited. The acquisition was accounted for using the purchase method. Pro forma results of operations are not presented because the effect of this acquisition is not significant.

NOTE 16 - Restructuring and Impairment

Beginning in the second quarter of fiscal 2001, Solectron began undertaking several measures to restructure the Company's operations in light of the current economic downturn. The measures, which included reducing the workforce, consolidating some facilities and changing the strategic focus of a number of sites, was largely intended to align its capacity and infrastructure to anticipated customer demand as well as rationalize its footprint worldwide.

During fiscal 2001, (approximately $25 million, $285 million and $207 million in the second, third, and fourth quarters, respectively), total restructuring and impairment costs of $517.3 million were charged against earnings. These restructuring and impairment charges included employee severance and benefit costs of approximately $70.0 million, costs related to facilities that will be abandoned and subleased of approximately $56.4 million, costs related to equipment that will be abandoned of approximately $117.5 million, impairment of equipment of approximately $188.2 million, impairment of facilities of approximately $37.7 million, impairment of goodwill, intangible and other assets related to closed facilities of approximately $42.2 million and other exit costs of approximately $5.3 million.

The employee severance and benefit costs related to the elimination of approximately 11,800 positions worldwide. Approximately 67% of the positions eliminated were in the Americas region, 23% were in Europe and 10% were in Asia/Pacific. The employment reductions primarily affected employees in manufacturing and back office support functions. Facilities and equipment subject to restructuring were primarily located in the Americas and Europe. For leased facilities that will be abandoned and subleased, the lease costs represent future lease payments subsequent to abandonment less estimated sublease income. For facilities and equipment, the impairment loss recognized was based on the fair value less costs to sell with fair value based on estimates of existing market prices for similar assets. As of August 31, 2001, all 11,800 employees have left the Company under this plan.

Below are tables summarizing restructuring activity excluding impairment in fiscal 2001:

                                  Severance    Lease Payments   Lease Payments
                                  and Benefits  on Facilities   on Equipment      Other         Total
                                 ------------  ---------------  -------------  ------------  -----------
Begining balance                $        --   $           --   $         --   $        --   $       --
Current year provision                  70.0             56.4          117.5           5.3        249.2
Cash payments                          (70.0)            (5.5)          (5.0)         (0.9)       (81.4)
                                 ------------  ---------------  -------------  ------------  -----------
Balance at August 31, 2001      $        --   $          50.9  $       112.5  $        4.4  $     167.8
                                 ============  ===============  =============  ============  ===========

The Lease payments on facilities and equipment, resulting from restructuring activities are expected to be paid over the respective lease terms through fiscal 2014. The company expects to substantially complete implementation of its restructuring program during the first quarter of fiscal 2002.

Solectron recorded restructuring costs of approximately $11.1 million in fiscal 2000 primarily related to the consolidation of certain facilities acquired in the SMART and Sequel mergers. Approximately $4.4 million related to lease exit costs, $3.4 million related to asset write-offs and other incidental costs, $1.2 million related to severance costs and $2.1 million related to other costs.

NOTE 17. NET INCOME (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted net income per share.

                                                      Years Ended August 31,
                                        --------------------------------------

                                            2001         2000          1999
                                        ------------  -----------  -----------
                                         (in millions, except per share data)

Net income (loss) before cumulative
  effect of change in accounting
  principle, net of taxes              $     (123.5) $     500.7 $      350.3
Cumulative effect of change
  in accounting principle,
  net of taxes                                  --         (3.50)         --
                                        ------------  -----------  -----------
Net  income (loss) - basic             $     (123.5) $     497.2 $      350.3

Interest expense from convertible
  subordinated notes, net of taxes                -            -          5.0
                                        ------------  -----------  -----------
Net  income (loss) - diluted           $     (123.5) $     497.2 $      355.3
                                        ============  ===========  ===========

Weighted average shares - basic               641.8        599.4        542.6
Common shares issuable upon
  exercise of stock options                       -         24.1         22.6
Common shares issuable upon conversion
  of convertible subordinated notes               -            -         13.8
                                        ------------  -----------  -----------
Weighted average shares
  diluted                                     641.8        623.5        579.0
                                        ============  ===========  ===========

Basic net  income (loss) per share:
 Income (loss) before cumulative
   effect of change in
   accounting principle                $      (0.19) $      0.84 $       0.65
 Cumulative effect of change
   in accounting principle                      --         (0.01)         --
                                        ------------  -----------  -----------
    Net  income (loss) per share       $      (0.19) $      0.83 $       0.65
                                        ============  ===========  ===========

Diluted net income (loss) per share:
 Income (loss) before cumulative
   effect of change in
   accounting principle                $      (0.19) $      0.80 $       0.61
 Cumulative effect of change
   in accounting principle                      --           --           --
                                        ------------  -----------  -----------
     Net  income (loss) per share      $      (0.19) $      0.80 $       0.61
                                        ============  ===========  ===========

Stock options with exercise prices greater than the average fair market price for a period, which are defined as antidilutive, are not included in the diluted earnings per share calculations because of their antidilutive effect.

During fiscal 2001, common shares issuable upon exercise of stock options were excluded from the diluted calculation because the effect was anti-dilutive. During fiscal 2000 and 1999, the exercise price for 3.1 million and 3.9 million options, respectively, were greater than the average fair market value of the Company's common stock and consequently were excluded from the diluted calculation.

In addition, the calculations for the years ended August 31, 2001 and 2000 did not include 100.5 and 39.7 million common shares, respectively, issuable upon conversion of the zero coupon senior notes as they would have been antidilutive.

NOTE 18. SUBSEQUENT EVENTS (Unaudited)

On August 9, 2001. Solectron entered into a definitive agreement with C-MAC to combine the two companies. The combination will create a diversified provider of integrated electronic manufacturing solutions. On the announcement date, the value of the deal was estimated at $2.6 billion based on the issuance of an estimated 151 million shares of Solectron. The purchase method will be used to account for the transaction. On September 10, 2001, Solectron filed an S-4 regarding the combination.

On September 17, 2001, Solectron's Board of Directors authorized a $200 million stock repurchase program. Under the program, the Company may repurchase its common shares in the open market beginning the first day of that the New York Stock Exchange resumes following the tragic events of September 11, 2001, and from time to time thereafter. As of October 31, 2001, the Company had purchased 442,200 shares, approximately $4.5 million under this program.

On October 16, 2001, Solectron announced that it has completed the acquisition of Iphotonics, Inc., a provider of core optical manufacturing services. The acquisition increases our optical services capabilities.

On October 26, 2001, Solectron announced that it completed its acquisition of Stream International Inc., a global customer relationship management outsourcing and support services provider for leading technology companies. The acquisition increases the capabilities of Solectron's Global Services business unit and enhances the company's total service offerings.

At various dates through October 25, 2001, Solectron repurchased certain zero coupon convertible senior notes, with face value of $312 million, and a fair value of $156 million.

INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Solectron Corporation:

We have audited the accompanying consolidated balance sheets of Solectron Corporation and subsidiaries as of August 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity, comprehensive income (loss), and cash flows for each of the years in the three- year period ended August 31, 2001. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly in all material respects, the financial position of Solectron Corporation and subsidiaries as of August 31, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended August 31, 2001, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for start-up costs.

KPMG LLP

Mountain View, California
September 17, 2001

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

ITEM 11: EXECUTIVE COMPENSATION

The information required by item 11 of Form 10-K is incorporated by reference to the information contained in the section captioned "Executive Officer Compensation" of Solectron's definitive Proxy Statement (Notice of Annual Meeting of Stockholders) for the fiscal year ended August 31, 2001 to be held on January 23, 2002 which we will file with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this report.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information regarding this item is incorporated herein by reference from the section entitled "Security Ownership of Certain Beneficial Owners and Management" in Solectron's definitive Proxy Statement (Notice of Annual Meeting of Stockholders) for the fiscal year ended August 31, 2001.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information with respect to this item is incorporated herein by reference from the section entitled "Certain Relationships and Related Transactions" in Solectron's definitive Proxy Statement (Notice of Annual Meeting of Stockholders) for the fiscal year ended August 31, 2001.

PART IV

ITEM 14: EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON

FORM 8-K

(a) 1. Financial Statements. The financial statements listed in

Item 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA, above are filed as part of this Annual Report on Form 10-K, beginning on page 38.

2. Financial Statement Schedule. The financial statement

Schedule II - VALUATION AND QUALIFYING ACCOUNTS is filed as

part of this annual report on Form 10-K, at page 77.

3. Exhibits. The exhibits listed in the accompanying Index to

Exhibits are filed as part of this Annual Report on Form 10-K.

(b) Reports on Form 8-K.

    On July 3, 2001, Solectron filed a Current Report on Form 8-K (i) announcing that on June 29, 2001, the Board of Directors of Solectron Corporation approved the adoption of a Stockholder Rights Plan and (ii) announcing its fiscal third quarter results and outlook for its fiscal fourth-quarter.

    On August 14, 2001 Solectron filed a Current Report on Form 8-K regarding a definitive agreement under which Solectron and C-MAC will combine to create a leading diversified designer and manufacturer of integrated electronic manufacturing solutions. Under the terms of the agreement, holders of common shares of C-MAC will be entitled to receive either 1.755 shares of Solectron common stock for each common share of C-MAC held by them. Based on Solectron's August 8, 2001 closing price of $17,20, the transaction is valued at $30, 19 per share of C-MAC common stock, or about $2.7 billion, including the assumption of debt.

    On August 17, 2001, Solectron filed a Current Report on Form 8-K/A announcing that it had entered into a Combination Agreement (the "Combination Agreement") dated as of August 8, 2001 by and between Solectron, 3924548 Canada Inc., an indirect wholly-owned subsidiary of Solectron, and C- MAC.

    On August 31, 2001, Solectron filed a Current Report on Form 8-K regarding its appointment of new Chief Financial Officer and Senior Vice President Kiran Patel.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOLECTRON CORPORATION (Registrant)

Date: November 14, 2001

By:	/s/ Koichi Nishimura

Koichi Nishimura, President, Chief Executive Officer and Chairman of the Board)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Koichi Nishimura Koichi Nishimura, Ph.D.	President, Chief Executive Officer, and Chairman of the Board	November 14, 2001
/S/ Kiran Patel Kiran Patel	Chief Financial Officer (Principal Financial and Accounting Officer), Executive Vice President	November 14, 2001
/S/ Winston H. Chen Winston H. Chen, Ph.D	Director	November 14, 2001
/S/ Richard A. D'Amore Richard A. D'Amore	Director	November 14, 2001
/S/ Charles A. Dickinson Charles A. Dickinson	Director	November 14, 2001
/S/ Heinz Fridrich Heinz Fridrich	Director	November 14, 2001
/S/ William A. Hasler William A. Hasler	Director	November 14, 2001
/S/ Kenneth E. Haughton Kenneth E. Haughton, Ph.D.	Director	November 14, 2001
/S/ Paul R. Low Paul R. Low, Ph.D.	Director	November 14, 2001
/S/ Osamu Yamada Osamu Yamada	Director	November 14, 2001

FINANCIAL STATEMENT SCHEDULE

The financial statement Schedule II - VALUATION AND QUALIFYING ACCOUNTS is filed as part of this Form 10-K.

SOLECTRON CORPORATION AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

(in millions)

Description	Balance at Beginning of Period	Amounts Charged To Operations	(Deductions)	Balance at End Of Period
Year ended August 31, 2001:
Allowance for doubtful
accounts receivable	$ 8.6	$ 33.6	$ (1.4)	$ 40.8
Year ended August 31, 2000:
Allowance for doubtful
accounts receivable	$ 6.4	$ 5.1	$ (2.9)	$ 8.6
Year ended August 31, 1999:
Allowance for doubtful
accounts receivable	$ 4.7	$ 2.5	$ (0.8)	$ 6.4

INDEX TO EXHIBITS

Exhibit Number	Description
2.1 [B]	Agreement and Plan of Reorganization, by and among the Company, Force Acq. Corp. and Force Computers, Inc. as amended.
3.1 [I]	Certificate of Incorporation of the Company.
3.2 [I]	Bylaws of the Company.
3.3

Certificate of Designation Rights, preferences and privileges of Series A Participating preferred stock of Solectron Corporation A statement of the rights, preferences, privileges and restrictions granted

3.4	Form of Amended specimen stock Certificate
10.1 [A]	Preferred Stock Purchase Agreement dated September 29, 1983, together with amendments thereto dated February 28, 1984 and June 23, 1988.
10.2 [H]	Form of Indemnification Agreement between the Company and its officers, directors and certain other key employees.
10.3 [D]	1983 Incentive Stock Option Plan, as amended August 13, 1991.
10.4 [E]	1988 Employee Stock Purchase Plan, as amended October 1992.
10.5 [C]	Amended and Restated 1992 Stock Option Plan.
10.6 [F]	Stock Acquisition Agreement dated August 28, 1993, between the Company and Solectron California Corporation.
10.7 [G]	Lease Agreement between BNP Leasing Corporation, as Landlord, and the Company, as Tenant, Effective September 6, 1994.
10.8 [G]	Purchase Agreement, by and between the Company and BNP Leasing Corporation, dated September 6, 1994.
10.9 [G]	Pledge and Security Agreement, by and between the Company, as Debtor, and BNP Leasing Corporation, as Secured Party, dated September 6, 1994.
10.10 [G]	Assignment and Assumption Agreement between the Company and Solectron California Corporation, dated November 9, 1994.
10.11 [G]	Custodial Agreement by and between the Company, Banque Nationale De Paris and BNP Leasing Corporation, dated September 6, 1994.
10.12 [H]	Modification Agreement (First Amendment to Purchase Agreement and Second Amendment to Lease Agreement) by and between the Company and BNP Leasing Corporation, dated May 1, 1997.
10.13 [H]	Credit Agreement between the Company and Bank of America National Trust and Savings Association, as Agent and Issuing Bank, dated April 30, 1997.
10.14a [I]	Amended and Restated Lease Agreement between BNP Leasing Corporation and Solectron Washington, Inc., dated July 1, 1998.
10.14b [I]	Amended and Restated Purchase Agreement between BNP Leasing Corporation and Solectron Washington, Inc., dated July 1, 1998.
10.14c [I]	Amended and Restated Guaranty from Solectron Corporation in favor of BNP Leasing Corporation, effective as of July 1, 1998.
10.15a [I]	Amended and Restated Lease Agreement between BNP Leasing Corporation and Force Computers, Inc., dated July 16, 1998.
10.15b [I]	Amended and Restated Purchase Agreement between BNP Leasing Corporation and Force Computers, Inc., dated July 16, 1998.
10.15c [I]	Amended and Restated Guaranty from Solectron Corporation in favor of BNP Leasing Corporation, effective as of July 16, 1998.
10.16a [I]	Lease Agreement between BNP Leasing Corporation and Solectron Georgia Corporation, dated October 20, 1998.
10.16b [I]	Purchase Agreement between BNP Leasing Corporation and Solectron Georgia Corporation, dated October 20, 1998.
10.16c [I]	Guaranty from Solectron Corporation in favor of BNP Leasing Corporation, effective as of October 20, 1998.
10.17 [J]	Agreement and Plan of Reorganization, dated as of September 13, 1999, by and among Solectron Corporation, SM Acquisition Corporation and SMART Modular Technologies, Inc.
10.18 [J]	Stock Option Agreement, dated as of September 13, 1999, by and between Solectron Corporation and SMART Modular Technologies.
10.19 [K]	Purchase Agreement dated May 2, 2000 between the Registrant and Merrill Lynch, Pierce, Fenner & Smith Incorporated.
10.20 [L]	Purchase Agreement dated November 14, 2000 between Registrant and Merrill Lynch, Pierce, Fenner & Smith Incorporated.
10.21 [L]	Purchase Agreement dated November 14, 2000 between Registrant and Merrill Lynch, Pierce, Fenner & Smith Incorporated.
10.22 [K]	Supplemental Indenture dated May 8, 2000 between the Registrant and State Street bank and Trust Company of California N.A. as Trustee.
10.23 [L]	Supplemental Indenture dated November 20, 2000 between the Registrant and State Street bank and Trust Company of California N.A. as Trustee.
10.24 [M]	Combination Agreement by and among Solectron Corporation, 3924548 Canada Inc. and C-MAC Industries dated August 8, 2001, as amended.
21.1	Subsidiaries of the Registrant.
23.1	Consent of Independent Auditors.

Footnotes:

[A]	Incorporated by reference to the Exhibits to the Company's Registration Statement on Form S-1 (File No. 33-22840).
[B]	Incorporated by reference to the Exhibits to the Company's Registration Statement on Form S-4 as amended, filed November 20, 1996. (File No. 333-15893).
[C]	Incorporated by reference to the Exhibits to Company's Registration Statement on Form S-8 filed April 7, 1999 (File No. 333- 75813).
[D]	Incorporated by reference to the Exhibits to Company's Registration Statement on Form S-8 (File No. 33-46686).
[E]	Incorporated by reference to the Exhibits to Company's Form 10-K for the year ended August 31, 1992.
[F]	Incorporated by reference to the Exhibits to Company's Form 10-K for the year ended August 31, 1993.
[G]	Incorporated by reference to the Exhibits to Company's Form 10-K for the year ended August 31, 1994.
[H]	Incorporated by reference to the Exhibits to Company's Form 10-K for the year ended August 31, 1997.
[I]	Incorporated by reference to the Exhibits to the Company's Form 10-Q for the quarter ended February 26, 1999.
[J]	Incorporated by reference to the Exhibits to the Company's Registration Statement on Form S-4 filed October 14, 1999.
[K]	Incorporated by reference to the Exhibits to the current report on Form 8-K filed May 16, 2000.
[L]	Incorporated by reference to the Exhibits to the current report on Form 8-K filed November, 2000.
[M]	Incorporatd by reference to the Exhibits to the Company's Registration Statement on Form S-4 filed September 10, 2001 , and all amendments thereto.