Form 10-Q
period 2001-11-30
SOLECTRON CORP
filed 2002-01-11
CIK 835541

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (MARK ONE)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2001

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

At December 31, 2001, 768,244,879 shares of Common Stock of the Registrant were outstanding.

SOLECTRON CORPORATION
Index to Form 10-Q for The
Quarter Ended November 30, 2001
INDEX

PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SOLECTRON CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions)

                                                       November 30,    August 31,
                                                           2001          2001
                                                       ------------  ------------
                                                       (unaudited)
ASSETS
Current assets:
  Cash, cash equivalents and short-term investments.. $    2,886.8  $    2,790.1
  Accounts receivable, net...........................      2,013.8       2,443.6
  Inventories........................................      2,751.5       3,209.9
  Prepaid expenses and other current assets..........        292.5         260.5
                                                       ------------  ------------
    Total current assets.............................      7,944.6       8,704.1
Net property and equipment...........................      1,287.2       1,304.7
Other assets.........................................        901.6         934.4
Goodwill.............................................      2,370.8       1,987.2
                                                       ------------  ------------
Total assets......................................... $   12,504.2  $   12,930.4
                                                       ============  ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Short-term debt.................................... $      888.5  $      306.2
  Accounts payable...................................      1,522.5       1,786.1
  Accrued employee compensation......................        199.7         166.5
  Accrued expenses...................................        420.6         363.7
  Other current liabilities..........................         16.3          66.8
                                                       ------------  ------------
    Total current liabilities........................      3,047.6       2,689.3
Long-term debt.......................................      4,234.3       5,027.5
Other long-term liabilities..........................         81.7          62.9
                                                       ------------  ------------
    Total liabilities................................      7,363.6       7,779.7
                                                       ------------  ------------
Committments

Stockholders' equity:
  Common stock.......................................          0.7           0.7
  Additional paid-in capital.........................      3,997.5       3,877.6
  Retained earnings..................................      1,478.8       1,531.6
  Accumulated other comprehensive losses.............       (336.4)       (259.2)
                                                       ------------  ------------
     Total stockholders' equity......................      5,140.6       5,150.7
                                                       ------------  ------------
Total liabilities and stockholders' equity........... $   12,504.2  $   12,930.4
                                                       ============  ============

See accompanying notes to condensed consolidated financial statements.

SOLECTRON CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)
(unaudited)

                                             Three Months Ended
                                               November 30,
                                            --------------------
                                               2001        2000
                                            ---------  ---------
Net sales................................. $ 3,152.2  $ 5,695.5
Cost of sales.............................   2,951.1    5,210.8
                                            ---------  ---------
Gross profit..............................     201.1      484.7
Operating expenses:
  Selling, general and
    administrative........................     164.2      190.3
  Research and development................      12.5       18.0
  Restructuring and
    impairment costs......................      72.9         --
                                            ---------  ---------
      Operating income (loss).............     (48.5)     276.4
Interest income...........................      19.9       36.6
Interest expense..........................     (42.7)     (32.7)
                                            ---------  ---------

Income (loss) before income taxes
  and extraordinary loss..................     (71.3)     280.3
Income taxes (benefit) ...................     (20.8)      89.7
                                            ---------  ---------

Income (loss) before extraordinary loss...     (50.5)     190.6

Extraordinary loss, net of income
  tax benefit                                   (2.0)        --
                                            ---------  ---------
     Net income (loss).................... $   (52.5) $   190.6
                                            =========  =========

Basic net income (loss) per share:
 Income (loss) before extraordinary
   loss................................... $   (0.08) $    0.31

  Extraordinary loss......................        --         --
                                            ---------  ---------
                                           $   (0.08) $    0.31
                                            =========  =========

 Diluted net income (loss) per share:
 Income (loss) before extraordinary
   loss................................... $   (0.08) $    0.29

  Extraordinary loss......................        --         --
                                            ---------  ---------
                                           $   (0.08) $    0.29
                                            =========  =========
Shares used to compute
 net income (loss) per share:
     Basic................................     663.7      610.3
                                            =========  =========

     Diluted..............................     663.7      709.1
                                            =========  =========

See accompanying notes to condensed consolidated financial statements.

SOLECTRON CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions)
(unaudited)

                                       Three Months Ended
                                         November 30,
                                      --------------------
                                          2001       2000
                                      ---------  ---------
Net income (loss)................... $   (52.5) $   190.6
Other comprehensive loss:
 Foreign currency translation
  adjustments, net of income
  tax benefit of $0.3 and none
  for the three months
  in fiscal 2001 and 2002............    (76.6)     (44.2)
 Unrealized loss on investments
  and derivatives, net of income
  tax benefit of $0.1 and $1.8,
  for three months in fiscal
  2002 and 2001.....................      (0.7)      (5.6)
                                      ---------  ---------
Comprehensive income (loss)......... $  (129.8) $   140.8
                                      =========  =========

Accumulated foreign currency translation losses were $336.0 million at November 30, 2001 and $259.4 million at August 31, 2001. The foreign currency translation losses for fiscal year 2001 and for the three months ended November 30, 2001 primarily resulted from the unrealized losses on dollar-denominated debt held by certain foreign subsidiaries. Most of Solectron's foreign currency translation adjustment amounts relate to investments that are permanent in nature. To the extent that such amounts relate to investments that are permanent in nature, no adjustment for income taxes is made. Accumulated unrealized gain (loss) on investments was ($0.1) million at November 30, 2001, and $0.2 million at August 31, 2001.

See accompanying notes to condensed consolidated financial statements.

SOLECTRON CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(unaudited)

                                                                 Three Months Ended
                                                                   November 30,
                                                                --------------------
                                                                  2001       2000
                                                                ---------  ---------
Cash flows from operating activities:
  Net income (loss)........................................... $   (52.5) $   190.6
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
     Depreciation and amortization............................     102.6       85.2
     Amortization of debt issuance costs and accretion
      of discount on notes payable............................      35.0       27.1
     Tax benefit associated with the
      exercise of stock options...............................       2.8       22.0
     Gain on disposal of property and equipment...............      (1.2)      (2.3)
     Extraordinary loss on extinguishment of debt .............      2.0          --
     Impairment of fixed assets and other long-term assets....      38.2          --
     Other....................................................         --      (1.2)
     Changes in operating assets and liabilities:
       Accounts receivable....................................     483.1     (557.2)
       Inventories............................................     458.8     (822.3)
       Prepaid expenses and other current assets..............     (17.1)     (18.2)
       Accounts payable.......................................    (268.1)     290.2
       Accrued expenses and other
        current liabilities...................................     (16.8)     413.4
                                                                ---------  ---------
     Net cash provided by (used in)
       operating activities...................................     766.8     (372.7)
                                                                ---------  ---------
Cash flows from investing activities:
  Sales and maturities of short-term investments..............     177.4      419.4
  Purchases of short-term investments.........................    (203.0)    (233.9)
  Acquisition of business, net of cash received...............    (321.5)       --
  Capital expenditures........................................     (62.7)    (248.9)
  Proceeds from sale of property and equipment................      25.8       12.9
  Other.......................................................       9.9      (35.9)
                                                                ---------  ---------
     Net cash used in investing
      activities..............................................    (374.1)     (86.4)
                                                                ---------  ---------
Cash flows from financing activities:
  Net proceeds from bank lines of credit......................     225.0       52.1
  Repayment of borrowings under line of credit................    (257.4)      (4.2)
  Net proceeds from long-term debt............................      21.0    1,511.3
  Principle Payment on long-term debt.........................     (14.5)       --
  Repurchase of LYONs.........................................    (221.6)       --
  Net proceeds from stock issued under
   option and employee purchase plans.........................       8.5       23.7
  Net proceeds from issuance of common stock..................       --     1,164.5
  Common Stock Repurchase.....................................      (4.5)       --
  Other.......................................................      (0.9)       6.2
                                                                ---------  ---------
    Net cash provided by (used in) financing
    activities................................................    (244.4)   2,753.6
                                                                ---------  ---------
Effect of exchange rate changes on
 cash and cash equivalents....................................     (77.3)     (24.3)
                                                                ---------  ---------
Net increase in cash and cash equivalents.....................      71.0    2,270.2
Cash and cash equivalents at beginning of period..............   2,482.3    1,475.5
                                                                ---------  ---------
Cash and cash equivalents at
 end of period................................................ $ 2,553.3  $ 3,745.7
                                                                =========  =========
SUPPLEMENTAL DISCLOSURES
Cash paid during the period:
   Income taxes............................................... $     9.6  $    32.2
   Interest................................................... $     5.5  $     5.5

Non-cash investing activities:
   Issuance of common stock for business
    combination, net of cash acquired......................... $   100.6  $       --

See accompanying notes to condensed consolidated financial statements.

SOLECTRON CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

NOTE 1 - Basis of Presentation

The accompanying unaudited condensed consolidated balance sheet as of November 30, 2001, and the related unaudited condensed consolidated statements of operations and comprehensive income (loss) for the three months ended November 30, 2001 and 2000, and cash flows for the three-months ended November 30, 2001 and 2000, have been prepared on substantially the same basis as the annual consolidated financial statements. Management believes the financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company's financial position, operating results and cash flows for the periods presented. The condensed consolidated balance sheet as of August 31, 2001 was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended August 31, 2001, included in the Company's Annual Report to Stockholders.

The Company's first quarter of fiscal 2002 ended November 30, 2001, its first quarter of fiscal 2001 ended December 1, 2000 and its 2001 fiscal year ended August 31, 2001. For clarity of presentation, the Company has indicated each period as having ended on the last day of the month.

NOTE 2 - Inventories

Inventories consisted of (in millions):
                                                       November 30,   August 31,
                                                           2001         2001
                                                       -----------  -----------
            Raw materials............................ $   2,116.9  $   2,503.5
            Work-in-process..........................       230.2        331.0
            Finished goods...........................       404.4        375.4
                                                       -----------  -----------
              Total.................................. $   2,751.5  $   3,209.9
                                                       ===========  ===========

NOTE 3 - Net Income (Loss) Per Share

The following table sets forth the computation of basic and diluted net income (loss) per share for the three - month periods ended November 30, 2001 and 2000.

                                                   Three Months Ended
                                                     November 30,
                                               -------------------------
                                                  2001             2000
                                               ------------  -----------
                                                 (in millions, except
                                                     per share data)

Income (loss) before extraordinary loss.......$      (50.5) $     190.6
Extraordinary loss, net of income tax.........        (2.0)          --
Interest expense from dilutive
  convertible LYON notes (net of taxes).......          --         17.0
                                               ------------  -----------
Net income (loss) - diluted...................$      (52.5) $     207.6
                                               ============  ===========

Weighted average shares - basic................      663.7        610.3
Common shares issuable upon
  exercise of stock options....................         --         20.6
LYON notes converted into
  Solectron common stock......................          --         78.2
                                               ------------  -----------
Weighted average shares diluted...............       663.7        709.1
                                               ============  ===========

Basic net income (loss) per share:
 Income (loss) before extraordinary loss......$      (0.08) $      0.31

  Extraordinary loss..........................          --           --
                                               ------------  -----------
    Net income (loss) per share...............$      (0.08) $      0.31
                                               ============  ===========
Diluted net income (loss) per share:
 Income (loss) before extraordinary loss......$      (0.08) $      0.29

  Extraordinary loss..........................          --           --
                                               ------------  -----------
     Net income (loss) per share..............$      (0.08) $      0.29
                                               ============  ===========

The calculation for the three months period ended November 30, 2001 did not include the 108.6 million common shares issuable upon conversion of the zero-coupon senior convertible notes or 63.9 million options to purchase common stock, as the effect would have been antidilutive.

For the three months ended November 30, 2000, options to purchase 8.1 million shares with exercise prices greater than the average fair market value during the period were not included in the calculation because the effect would have been antidilutive.

NOTE 4 - Commitments

Solectron leases various facilities under operating lease agreements. The facility leases outstanding on November 30, 2001 expire at various dates through 2004. All such leases require Solectron to pay property taxes, insurance and normal maintenance costs. Payments of some leases are periodically adjusted based on LIBOR rates. Certain leases for Solectron's facilities provide Solectron with an option at the end of the lease term to either acquire the property at its original cost or arrange for the property to be acquired. In the event Solectron does not purchase the properties or reach an agreement with the lessor to extend the lease at the end of the respective lease terms, Solectron is contingently liable under a first loss clause for a decline in market value of such leased facilities up to 85% of the original costs, or approximately $204.0 million in total as of November 30, 2001. Under such agreements, the Company must also maintain compliance with financial covenants similar to its credit facilities. We were in compliance with all of such financial covenants as of November 30, 2001. However, if certain of these financial covenants were measured immediately after the issuance of our 7.25% Adjustable Conversion Rate Equity Security Units, we would not be in compliance with them. The total amount outstanding under such facilities as of November 30, 2001 was $369 million. If we do not work out some arrangement or pre-pay these obligations, the lenders could accelerate our obligations and declare all amounts due thereunder due and payable. This acceleration, or the fact that we are in default under those agreements could in turn cause cross-defaults with respect to other indebtedness we have outstanding or have a material adverse effect on our financial condition.

Additionally, Solectron periodically enters into lease arrangements with third-party leasing companies under which it sells fixed assets and leases them back from the leasing companies. Solectron accounts for these leases as operating leases.

On November 30, 2001, approximately $213 million of Solectron's cash was restricted on a short term basis.

NOTE 5 - Segment Information

The Company operates as three strategic business units - global operations, technology solutions and global services. Each business unit has its own president and support staff. Solectron's management uses an internal management reporting system, which provides important financial data to evaluate performance and allocate resources for the three business units. Certain corporate expenses were allocated to these operating segments and were included for performance evaluation. Some amortization expenses were also allocated to these business units, but the related intangible assets were not allocated. The accounting policies for the segments were the same as for Solectron taken as a whole.

Segment information by business units and geography for the three months periods ended November 30, 2001 and 2000, was as follows:

                                                 Three Months Ended
                                                   November 30,
                                             -----------------------
                                                2001           2000
                                             ----------   ----------
                                                  (in millions)
Net sales:
 Global operations......................... $  2,855.9   $  5,143.2
 Technology solutions......................      154.5        489.4
 Global services...........................      141.8         62.9
                                             ----------   ----------
                                            $  3,152.2   $  5,695.5
                                             ==========   ==========
Depreciation and amortization:
 Global operations......................... $     90.4   $     75.8
 Technology solutions......................        7.1          6.7
 Global services...........................        5.1          2.7
                                             ----------   ----------
                                            $    102.6   $     85.2
                                             ==========   ==========
Interest income:
 Global operations......................... $      6.6   $      2.5
 Technology solutions......................        0.3          0.7
 Global services...........................        0.2            --
 Corporate.................................       12.8         33.4
                                             ----------   ----------
                                            $     19.9   $     36.6
                                             ==========   ==========
Interest expense:
 Global operations......................... $      3.0   $      2.6
 Technology solutions......................        0.2          0.2
 Global services...........................        0.5            --
 Corporate.................................       39.0         29.9
                                             ----------   ----------
                                            $     42.7   $     32.7
                                             ==========   ==========
Pre-tax income (loss) before extraordinary
 Global operations......................... $    (51.2)  $    243.7
 Technology solutions......................       (4.0)        26.8
 Global services...........................        3.7          8.3
 Corporate.................................      (19.8)         1.5
                                             ----------   ----------
                                            $    (71.3)  $    280.3
                                             ==========   ==========
Capital expenditures:
 Global operations......................... $     36.8   $    215.2
 Technology solutions......................        5.1         11.2
 Global services...........................       11.9          2.4
 Corporate.................................        8.9         20.1
                                             ----------   ----------
                                            $     62.7   $    248.9
                                             ==========   ==========

Geographic net sales:
 United States............................. $  1,178.8   $  2,897.1
 Latin America.............................      326.4        648.6
 Europe....................................      551.0      1,128.8
 Malaysia..................................      412.7        665.4
 Asia Pacific & Other......................      683.3        355.6
                                             ----------   ----------
                                            $  3,152.2   $  5,695.5
                                             ==========   ==========

                                             November 30, August 31,
                                                 2001         2001
                                             ----------   ----------
                                                  (in millions)
Total assets:
 Global operations......................... $  9,029.8   $  9,752.4
 Technology solutions......................      581.8        587.5
 Global services...........................      705.2        184.9
 Corporate.................................    2,187.4      2,405.6
                                             ----------   ----------
                                            $ 12,504.2   $ 12,930.4
                                             ==========   ==========
Total assets:
 United States............................. $  2,925.1   $  3,299.1
 Other North America and Latin America.....    1,311.6      1,543.7
 Europe....................................    1,819.1      1,904.0
 Corporate.................................    2,187.4      2,405.6
 Asia Pacific & Other......................    4,261.0      3,778.0
                                             ----------   ----------
                                            $ 12,504.2   $ 12,930.4
                                             ==========   ==========

NOTE 6 - Zero-Coupon Convertible Senior Notes

During the first quarter of the fiscal year 2002, Solectron repurchased a portion of its 4.0% Liquid Yield Option Notes (Zero Coupon-Senior) due 2019 (the Notes) with a carrying amount of approximately $218 million for approximately $222 million, resulting in an extraordinary loss of $2 million, net of tax. Solectron intends to repurchase the remaining Notes for cash in January 2002. As of November 30, 2001, approximately $615 million has been classified as a current liability to satisfy this obligation.

NOTE 7 - Stockholders' Equity

On September 17, 2001, Solectron's board of directors authorized a $200 million stock repurchase program. During the first fiscal quarter of 2002, Solectron repurchased 442,200 shares of its common stock at an average price of $10.10 for approximately $4.5 million.

NOTE 8 - Accounting Pronouncements

In July 2001, the FASB issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated or completed after June 30, 2001. SFAS No. 141 also specifies the criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated lives to their estimated residual values, and be reviewed for impairment in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 were amortized prior to adoption of SFAS No. 142.

In accordance with SFAS No. 141, the Company is accounting for all business combinations initiated or completed after June 30, 2001 using the purchase method of accounting. The Company adopted the remaining provisions of SFAS No. 141 and SFAS No. 142 effective September 1, 2001.

SFAS No. 141 requires, upon adoption of SFAS No. 142, that Solectron evaluates its existing intangibles assets and goodwill that were acquired in prior purchase business combinations, and to make any necessary reclassifications in order to conform with the new criteria in SFAS No. 141 for recognition apart from goodwill. Upon adoption of SFAS No. 142, Solectron reassessed the useful lives and residual values of all intangible assets acquired in purchase business combinations and no significant changes were deemed necessary. Solectron is also required to test the intangible assets for impairment in accordance with the provisions of SFAS No. 142 within the first interim period. No impairment loss as of the date of adoption was deemed necessary.

In connection with the transitional goodwill impairment evaluation, SFAS No. 142 requires Solectron to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this, Solectron must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. Solecton then has up to the end of second fiscal quarter of 2002 from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit's carrying value. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and Solectron must perform the second step of the transitional impairment test. In the second step, Solectron must compare the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all its assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with SFAS No. 141, to its carrying amount, both of which would be measured as of the date of adoption. This second step is required to be completed as soon as possible, but no later than the end of the year adoption. Any transitional impairment loss will be recognized as a cumulative effect of a change in accounting principle in our statement of operations.

The FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations, in August 2001, and SFAS No.144, Accounting for the Impairment or Disposal of Long-lived Assets, in October 2001. SFAS No. 143 requires that the fair value of an asset retirement obligation be recorded as a liability in the period in which it incurs the obligation. SFAS No. 144 serves to clarify and further define the provisions of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. SFAS No. 144 does not apply to goodwill and other intangible assets that are not amortized. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002 and SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. We expect to adopt both effective September 1, 2002. The adoption of these statements is not expected to have a material effect on the Company's consolidated financial position or results of operations.

NOTE 9 - Acquisitions

On October 16, 2001, the Company completed its acquisition of Iphotonics, Inc. for approximately 8.8 million shares of Solectron common stock and 428,000 options to purchase Solectron's common stock. The transaction was accounted for under the purchase method of accounting.

On October 26, 2001, the Company completed its acquisition of Stream International, Inc. for approximately $366.6 million in cash. The transaction was accounted for under the purchase method of accounting. The following table summarizes purchase price allocations.

                                         Stream       Iphotonics    Total
                                        ----------    ---------    ---------
                                              (amounts in millions)

          Assets acquired...........  $     155.4   $     25.5   $    180.9
          Goodwill..................        271.0         94.0        365.0
          Liabilities assumed.......        (59.8)        (7.6)       (67.4)
          Deferred compensation.....            --         1.8          1.8
                                        ----------    ---------    ---------
          Total purchase price......  $     366.6   $    113.7   $    480.3
                                        ==========    =========    =========

The allocations above are based on management's estimate of the purchase accounting and may be adjusted as additional information is obtained.

NOTE 10 - Restructuring and Impairment

Beginning in the second quarter of fiscal 2001, Solectron initiated a restructuring of company's operations in light of the current economic downturn. The measures, which included reducing the workforce, consolidating some facilities and changing the strategic focus of a number of sites, was largely intended to align its capacity and infrastructure to anticipated customer demand as well as rationalize its footprint worldwide.

During the second quarter of the fiscal 2001, the Company recorded restructuring costs of $25.3 million related to the consolidation of certain facilities. These restructuring costs included fixed asset write-offs of $19.7 million, severance costs of approximately $3.2 million, and other nonrecurring costs of $2.4 million.

During the third quarter of fiscal 2001, total restructuring and impairment costs of $285.0 million were charged against earnings. These restructuring and impairment charges included employee severance and benefit costs of approximately $41.8 million, costs related to leased facilities that will be abandoned and subleased of approximately $44.7 million, costs related to leased equipment that will be abandoned of approximately $56.2 million, impairment of equipment of approximately $99.9 million, impairment of facilities of approximately $11.3 million, impairment of goodwill and intangible assets related to closed facilities of approximately $28.2 million and other exit costs of approximately $2.9 million.

The employee severance and benefit costs related to the elimination of 7,700 positions worldwide. Approximately 67% of the positions eliminated were in the Americas region, 23% were in Europe and 10% were in Asia/Pacific. The employment reductions primarily affected employees in manufacturing and back office support functions. Facilities and equipment subject to restructuring were primarily located in the Americas and Europe. For leased facilities that will be abandoned and subleased, the lease costs represent future lease payments subsequent to abandonment less estimated sublease income. All 7,700 employees left the Company under this plan by May 31, 2001.

During the fourth quarter of fiscal 2001, total restructuring and impairment costs of $207.0 million were charged against earnings. These restructuring and impairment charges included employee severance and benefit costs of approximately $25.0 million, costs related to leased facilities that will be abandoned and subleased of approximately $11.7 million, costs related to leased equipment that will be abandoned of approximately $61.3 million, impairment of equipment of approximately $68.6 million, impairment of facilities of approximately $26.4 million, impairment of goodwill and intangible assets related to closed facilities of approximately $14.0 million.

The employee severance and benefit costs related to the elimination of 4,100 positions worldwide. Approximately 67% of the positions eliminated were in the Americas region, 23% were in Europe and 10% were in Asia/Pacific. The employment reductions primarily affected employees in manufacturing and back office support functions. Facilities and equipment subject to restructuring were primarily located in the Americas and Europe. For leased facilities that will be abandoned and subleased, the lease costs represent future lease payments subsequent to abandonment less estimated sublease income. All 4,100 employees left the Company under this plan by August 31, 2001.

During the first quarter of fiscal 2002, total restructuring and impairment costs of $72.9 million were charged against earnings. These restructuring and impairment charges included employee severance and benefit costs of approximately $28.3 million, costs related to leased facilities that will be abandoned and subleased of approximately $1.1 million, costs related to leased equipment that will be abandoned of approximately $1.3 million, impairment of equipment and other assets of approximately $34.2 million, impairment of facilities of approximately $4.0 million and other exit costs of approximately $4.0 million.

The employee severance and benefit costs related to the elimination of approximately 2,000 positions worldwide, as of November 30, 2001, all of them have left the Company under this plan. Approximately 76% of the positions eliminated were in the Americas region and 24% were in Europe. The employment reductions primarily affected employees in manufacturing and back office support functions. Facilities and equipment subject to restructuring were also primarily located in the Americas and Europe.

For leased facilities that will be abandoned and subleased, the lease costs represent future lease payments subsequent to abandonment less estimated sublease income. For facilities and equipment held for disposal, the impairment loss recognized was based on the fair value less costs to sell with fair value based on estimates of existing market prices for similar assets.

The following table summarizes restructuring activity excluding impairment since the second quarter of fiscal quarter of 2001:

                               Severance     Lease Payments     Lease Payments
                               and Benefits   on Facilities      on Equipment       Other      Total
                              ------------   ---------------    --------------    ---------    ------
Balance at December 1, 2000  $         --  $             --   $            --   $        --  $    --
Q2-FY provision                       3.2                --                --           2.4      5.6
Cash payments                          --                --                --            --       --
                              ------------   ---------------    --------------    ---------    ------
Balance at February 28, 2001 $        3.2  $             --  $             --   $      2.4   $   5.6
Q3-FY provision                      41.8              44.7              56.2          2.9     145.6
Cash payments                       (31.2)                --                --        (0.1)    (31.3)
                              ------------   ---------------    --------------    ---------    ------
Balance at May 31, 2001      $       13.8  $           44.7   $          56.2   $      5.2   $ 119.9

Q4-FY provision                      25.0              11.7              61.3           --      98.0
Cash payments                       (38.8)             (5.5)             (5.0)        (0.8)    (50.1)
                              ------------   ---------------    --------------    ---------    ------
Balance at August 31, 2001   $         --  $           50.9   $         112.5   $      4.4   $ 167.8
Current quarter provision            28.3               1.1               1.3          4.0      34.7
Cash payments                       (28.3)             (8.8)             (7.6)        (0.7)    (45.4)
                              ------------   ---------------    --------------    ---------    ------
Balance at November 30, 2001 $         --  $           43.2   $         106.2   $      7.7   $ 157.1
                              ============   ===============    ==============    =========    ======

NOTE 11 - Subsequent Events

On December 3, 2001, the Company announced the completion of its combination with C-MAC Industries Inc. The Company issued approximately 98.8 million shares of its common stock, 52.5 million exchangeable shares of Solectron Global Services Canada Inc., which is exchangeable on a one-to-one basis for its common stock, and 5.2 million options in the transaction. The purchase price was $2,565.3 million, consisting of stock valued at $2,487.2, stock options valued at $63.1 million and direct acquisition costs of $15.0 million.

On December 6, 2001, the Company announced the completion of its acquisition of Artesyn Solutions, Inc. for approximately $36.4 million in cash. Artesyn is a leading product support services company and wholly owned subsidiary of Artesyn Technologies, Inc. The acquisition expands the materials return processing, repair and refurbishment capabilities of Solectron's Global Services business unit.

On December 18, 2001, the Company announced its intention to use cash to meet its obligations in January to repurchase its zero-coupon senior convertible notes due in 2019. Note holders have the right to require the Company to repurchase all or portion of the notes they hold as of January 28, 2002. The accreted value of the notes outstanding, as of December 18, 2001, was about $530 million.

On December 18, 2001, the Company announced it had received a commitment for $500 million of revolving credit facilities. The Company expects to close on this transaction during the first quarter of calendar 2002. The commitment is subject to a number of conditions including (i) no occurence of a material adverse change in the financial or capital markets generally, (ii) rating by Standard & Poor's and Moody's Investor Service for the Company's senior unsecured debt of not lower than BB+ and Ba1, respectively, (iii) the issuance of at least $500 million of fixed rate unsecured debt securities and (iv) the receipt by the Company of any required consents of certain existing lenders. The new credit facilities are intended to replace its undrawn $100 million line of credit, expiring on April 30, 2002, which was cancelled on December 31, 2001. There can be no assurance this transaction will be consummated.

On December 27, 2001, the Company closed its public offering of $1 billion or 40 million units, of Adjustable Conversion-Rate Equity Security Units. Each unit has a stated amount of $25 and initially consists of (a) a contract to purchase, for $25, a number of shares of Solectron common stock to be determined on November 15, 2004 and (b) $25 in principal amount of 7.25% subordinated debentures due 2006. The Company received total net proceeds of approximately $969 million before expense from the transaction. The Company pledged cash of approximately $136.9 million to secure the first eight quarterly interest payments on the debentures.

On January 8, 2002, the Company's underwriters closed on the exercise of their option to purchase four million units of Solectron's 7.25% Adjustable Conversion Rate Equity Security Units. The company received net proceeds of approximately $97 million before expenses from the transaction. The Company pledged cash of approximately $13.7 million to secure the first eight quarterly interest payments on the debentures.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Regarding Forward-Looking Statements

With the exception of historical facts, the statements contained in this discussion are forward- looking statements within the meaning of Section 27A of the Security Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and are subject to the Safe Harbor provisions created by that statute. Certain statements contained in the following Management's Discussion and Analysis of Financial Condition and Results of Operations, including, without limitation, statements containing the words "believes," "anticipates," "estimates," "expects," and words of similar import, constitute forward-looking statements that involve risks and uncertainties. In particular, statements under the sub-heading "Liquidity and Capital Resources," relating to our future breaches of our facilities and options of holders of our various liquid yield option notes and statements regarding completion of the revolving credit facility and $500 million fixed rate unsecured debt offering are forward-looking statements. Such statements are based on current expectations and are subject to risk, uncertainties and changes in condition, significance, value and effect, including those discussed under the heading Risk Factors within the section of this report entitled "Item 2". "Management's Discussion and Analysis of Financial Condition and Results of Operations" and reports filed by Solectron with the Securities and Exchange Commission, specifically forms 8-K, 10-K, S-3 and S-8. Such risks, uncertainties and changes in condition, significance, value and effect could cause our actual results to differ materially from those anticipated events. Although we believe that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate, including, but not limited to, statements about our future operating results and business plans. We disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

The following table sets forth, for the periods indicated, certain items in the Consolidated Statements of Operations as a percentage of net sales. The financial information and the discussion below should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto.

                                                 Three Months Ended
                                                    November 30,
                                                --------------------
                                                   2001        2000
                                                ---------  ---------
Net sales.....................................     100.0%    100.0%
Cost of sales.................................      93.6       91.5
                                                ---------  ---------
Gross profit..................................       6.4        8.5
Operating expenses:
  Selling, general and
    administrative............................       5.2        3.3
  Research and development....................       0.4        0.3
  Restructuring and
    impairment costs..........................       2.3         --
                                                ---------  ---------
      Operating income (loss).................      (1.5)       4.9
Interest income...............................       0.6        0.6
Interest expense..............................      (1.4)      (0.6)
                                                ---------  ---------

Income (loss) before income taxes
  and extraordinary loss......................      (2.3)       4.9
Income taxes (benefit) .......................      (0.7)       1.6
                                                ---------  ---------

Income (loss) before extraordinary loss.......      (1.6)       3.3

Extraordinary loss, net of income tax benefit.      (0.1)         --
                                                ---------  ---------
     Net income (loss)........................      (1.7)%      3.3%
                                                =========  =========

Net Sales

We are organized in three business units including the global operations business unit, the technology solutions business unit and the global services business unit. Our core business unit, the global operations business unit, provided 90.6% of net sales for the first quarter of fiscal 2002 and 90.3% of net sales for the same period in fiscal 2001. Our technology solutions business unit contributed 4.9% and 8.6%, respectively, of net sales for the first quarter of fiscal 2002 and 2001. The global services business unit contributed 4.5% and 1.1% of net sales for the first quarter of fiscal 2002 and 2001, respectively.

Net sales for the first quarter of fiscal 2002 were $3.2 billion, compared with $5.7 billion in the same period of fiscal 2001, a decrease of 44.7%. The decrease in sales was primarily attributable to reduction in demand from our customers worldwide, especially in the personal computer and telecommunications segments.

Global Operations Business Unit

Net sales from our global manufacturing business unit fell to $2.9 billion for the first quarter in fiscal 2002, compared to $5.1 billion in the same period in fiscal 2001, a decrease of 44.4%. The decrease was principally due to reduction in customer demand, especially from personal computing and telecommunication customers.

Within the Americas, there are two sub-regions, North America and Latin America. Net sales in North America decreased to $855.0 million in the first quarter of fiscal 2002, a decrease of 65.6% from the same period of fiscal 2001. The Milpitas, California, Charlotte, North Carolina, and Austin, Texas sites accounted for most of the decline. Latin America sales decreased 49.7 % to $327.1 million in the first quarter of fiscal 2002. Our Guadalajara, Mexico site experienced the largest decline in Latin America. The decreases, both in North and Latin America, were primarily due to continued deterioration in general economic conditions and project transfers to low cost locations in Asia.

In Europe, net sales decreased 51.6% in the first quarter of fiscal 2002 as compared to the same period in fiscal 2001. The decrease primarily resulted from weaker demand from our customers in Europe. A majority of the decrease occurred at our sites in France and Ostersund, Sweden.

In Asia, net sales stayed relatively stable in the first quarter of fiscal 2002 as compared to the same period of fiscal 2001 in spite of continued weakening global demand. Sales remained steady through transfers of business from our Americas region as well as through our acquisitions of Shinei, NEL sites and two Sony manufacturing plants in Asia.

Technology Solutions Business Unit

Net sales from our technology solutions business unit fell 68.4% to $154.5 million in the first quarter of fiscal 2002 as compared to the same period of fiscal 2001. The decrease in net sales primarily resulted from lower customer demand and decreasing average selling prices of memory components.

Global Services Business Unit

Net sales from our global services business unit increased to $141.8 million in the first quarter of fiscal 2002 from $62.9 million in the same period of fiscal 2001. The increase of 125.4% is due to higher demand for the after-sales service support provided by this business unit and the recent acquisition of Stream International.

International Sales

Net sales from our international sites, as a percentage of total consolidated net sales, grew to 64.6% in the first quarter of fiscal 2002 compared to 45.1% in the same period of fiscal 2001. The increase was primarily due to project transfers from sites in the United States to Asian sites. Our international operations are subject to various risks of doing business abroad. See "Risk Factors" for additional factors relating to possible fluctuations of our international operating results. While these dynamic factors have not materially harmed our results of operations, we cannot ensure that there will not be such an impact in the future.

Major Customers

The following table details major customers and the percentage of net sales attributed to them.

                                         Three Months Ended
                                           November 30,
                                       --------------------
                                          2001        2000
                                       ---------  ---------
Ericsson ............................         *       14.8%
Cisco................................      11.1%      12.7%
Nortel ..............................      13.7%      12.3%

* Less than 10% of net sales.

Our top 10 customers accounted for approximately 69.6% and 77.8%, respectively, of consolidated net sales in the first quarters of fiscal 2002 and 2001. We depend on continued revenues from Ericsson, Cisco and Nortel as well as our other top 10 customers. We cannot guarantee that these or any other customers will not increase or decrease as a percentage of consolidated net sales either individually or as a group. Consequently, any material decrease in sales to these or other customers could materially harm Solectron's results of operations.

We believe that our ability to grow depends on increasing sales to existing customers for their current and future products and on successfully attracting new customers. Customer contracts can be canceled and volume levels can be changed or delayed. The timely replacement of delayed, canceled or reduced orders with new business cannot be ensured. In addition, we cannot ensure that any of our current customers will continue to utilize our services. Because of these factors, we cannot ensure that our historical revenue growth rate will continue.

Gross Profit

The gross margin decreased to 6.4% for the first quarter of fiscal 2002, compared with 8.5% for the same period of fiscal 2001. Our gross margin was affected by inefficiencies associated with reduced workload and restructuring activities. We continue to shift capacity to low-cost locations and programs are being transferred at an accelerated pace. Those transfer costs are accounted for as operational costs versus restructuring costs and consequently, they affected our margins. We have begun seeing the benefits of the restructuring activities on our margins. Gross margins improved from 5.8% in the fourth quarter of fiscal 2001 to 6.4% for first quarter fiscal 2002.

For our global operations business unit, we anticipate a larger percentage of our sales may be derived from systems-build projects that generally yield lower profit margins than PCB assembly. We expect most of our technology solutions sales may continue to be derived from turn-key projects, which typically yield lower profit margins than consignment projects. In addition, factors affecting technology solutions profit margins include the sales mix of specialty memory modules, standard memory modules, communication card products and embedded computer modules, as well as changes in average memory densities used in memory products.

In the foreseeable future, our overall gross margin will depend on several factors, including but not limited to, product mix, production efficiencies, utilization of manufacturing capacity, start-up and integration costs of new and acquired businesses, percentage of sales derived from systems-build and turn-key projects, pricing within the electronics industry, component costs and delivery linearity, and the cost structure at individual sites. Over time, gross margins at the individual sites and for Solectron as a whole may continue to fluctuate.

In past years, we have experienced component shortages. While component availability fluctuates from time to time and is subject to lead-time and other constraints, this could possibly have a negative impact on our sales and gross margins for the foreseeable future. Therefore, we cannot assure you that our gross margin will not fluctuate or decrease in future periods.

Selling, General and Administrative Expenses

In absolute dollars, selling, general and administrative (SG&A) expenses decreased 13.7% for the first quarter of fiscal 2002 over the same period of fiscal 2001. As a percentage of net sales, SG&A expenses were 5.2% and 3.3%, respectively, for the first quarter in fiscal 2002 and 2001. The decrease in absolute dollars for the first quarter of fiscal 2002 primarily resulted from a reduction in overall headcount due to restructuring. The increase as a percentage of net sales resulted from a decrease in net sales as a major portion of these expenses are fixed. SG&A expenses may increase in terms of absolute dollars in the future, as we continue to invest in infrastructure necessary to support our current and prospective business.

Research and Development Expenses

With the exception of our technology solutions unit, our research and development (R&D) activities have been primarily developing prototype and engineering design capabilities, developing common tools for electrical, mechanical design, standardizing a single functional test platform, developing methods for handling, processing and re-flow of high I/O ball grid array, high reliability environmental stress technology and the implementation of environmentally friendly assembly processes such as lead free and no-clean. Technology solutions' R&D efforts are concentrated on new product development and improvement of product designs through improvements in functionality and the use of microprocessors in embedded applications.

In absolute dollars, R&D expenses decreased 30.6% in the first quarter of fiscal 2002 over the same period of fiscal 2001. As a percentage of net sales, R&D expenses were 0.4% and 0.3%, respectively, for the first quarter in fiscal 2002 and fiscal 2001. The decrease in absolute dollars in R&D expenses in the first quarter of fiscal 2002 was primarily due to efforts to keep costs under control. The closure of our Force - Westborough site also contributed to the reduction.

Net Interest Income (Expense)

Net interest Expense was $22.8 million for the first quarter of fiscal 2002 compared to net interest income of $3.9 million in the same period of fiscal 2001. The increase in net interest expense in the first quarter of fiscal 2002 primarily resulted from our 3.25% yield zero-coupon convertible senior notes and a decrease in interest income earned on undeployed cash and investments due to lower average interest rates. We incurred minimal interest expense from the 3.25% yield zero-coupon convertible senior notes in the first quarter of fiscal year 2001 as these notes were issued only 11 days before the quarter end.

Income Taxes

For the first quarter of fiscal 2002, we recorded an income tax benefit of $20.8 million on a pretax net loss of $71.3 million. We incurred income tax expense of $89.7 million in the same period of fiscal 2001. The difference was primarily due to our loss before income taxes for the quarter. In general, the effective income tax rate is largely a function of the balance between income from domestic and international operations. Our international operations, taken as a whole, have been taxed at a lower rate than those in the United States primarily due to a tax holiday granted to several of Solectron's overseas sites in Malaysia, Singapore, and China. The Malaysian tax holiday is effective through July 2011, subject to some conditions, including certain levels of research and development expenditures. In addition, Solectron has also been granted a tax holiday for certain operations in Singapore, which is effective through March 2011. Solectron has also been granted various tax holidays in China, which are effective for various terms and are subject to some conditions.

Liquidity and Capital Resources

Net working capital was $4.9 billion on November 30, 2001, compared to $6.0 billion at the end of fiscal 2001. The decrease reflected our continued efforts to reduce inventory and accounts receivable.

Accounts receivable decreased $429.8 million during the first quarter of fiscal 2002 from the 2001 fiscal year end. The decrease in accounts receivable is primarily due to our revenue decrease during the first quarter of fiscal quarter 2002. Inventories decreased $458.4 million during the first quarter of fiscal 2002. The inventory decrease was primarily due to the sale of excess inventory to customers.

As of November 30, 2001, we had available a $100 million unsecured multicurrency revolving line of credit that expires April 30, 2002. Borrowings under the credit facility bear interest, at our option, at either the bank's prime rate, the London interbank offering rate (LIBOR) plus a margin, or the bank's certificate of deposit (CD) rate plus a margin. The margin under the LIBOR or CD rate options will vary depending on Solectron's Standard & Poor's Corporation and/or Moody's Investor Services, Inc. rating for its long-term senior unsecured debt. This margin was 0.4% at November 30, 2001. Under the credit agreement, we must meet certain financial covenants. There were no borrowings outstanding under this line of credit as of November 30, 2001. In addition, we had approximately $185 million and $597 million, respectively, in committed and uncommitted foreign lines of credit and other bank facilities as of November 30, 2001. Borrowings were payable on demand. The interest rates ranged from the bank's prime lending rate to the bank's prime rate plus 2.0%. As of November 30, 2001, borrowings and guaranteed amounts under committed and uncommitted foreign lines of credit were $140 million and $223 million, respectively. The weighted-average interest rate was 3.5% for committed and 4.2% for uncommitted foreign lines of credit. Under these lines of credit agreements and certain synthetic lease agreements, we must meet certain financial covenants at the end of each fiscal quarter. We were in compliance with all of such financial covenants as of November 30, 2001. However, if certain of these financial covenants were measured immediately after the issuance of our 7.25% Adjustable Conversion-Rate Equity Security Units, we would not be in compliance with them. The total amount outstanding under such facilities as of November 30, 2001 was $369 million. If we do not work out some arrangement or pre-pay these obligations, the lenders could accelerate our obligations and declare all amounts due thereunder due and payable. This acceleration, or the fact that we are in default under those agreements, could in turn cause cross-defaults with respect to other indebtedness we have outstanding or have a material adverse effect on our financial condition. These statements are forward-looking statements and actual results could vary. See Risk Factors -"As a result of our issuance of the 7.25% Adjustable Conversion-Rate Equity Security Units, we will be required to obtain waivers, consents or amendments wth respect to our compliance with certain of our financial instruments or we will be required to pre-pay those obligations." In this regard, we have requested waivers, consents, or amendments or submitted prepayment notices for all facilities which require significant advance notice for prepayment.

We have purchased in the past and may continue to purchase in the future our Liquid Yields Option Notes ("LYONs") on an opportunistic and unsolicited basis. In addition, our cash and liquidity could be adversely affected if we require substantial amounts of cash in connection with our obligations to purchase our LYONs as they become due. Instead of repurchasing the LYONs with cash, we may elect to offer holders our common stock or combination of our cash and common stock. On January 28, 2002, holders of our 4% LYONs due 2019 have the option to require us to repurchase their notes in the amount of $510.03 per $1,000 principal amount at maturity for a total of up to approximately $615 million as of November 30, 2001. We have elected to satisfy this obligation with cash. On May 8, 2003, holders of our 2.75% LYONs due 2020 have the option to require us to repurchase their notes in an amount of $628.57 per $1,000 principal amount at maturity for a total up to approximately $2,432 million as of November 30, 2001. On May 20, 2004, holders of our 3.25% LYONs due 2020 have the option to require us to repurchase their notes in an amount of $587.46 per $1,000 principal amount at maturity for a total of approximately $1,573 million as of November 30, 2001. These are forward-looking statements and actual results could vary. See Risk Factors -"We have significant debt leverage and debt service obligations; if we are unable to service these debt obligations, our business, operating results and financial conditions could be materially adversely impacted."

We believe that our current cash and cash equivalents, short-term investments, line of credit and cash generated from operations will satisfy our expected working capital, capital expenditure, investment and debt service requirements through at least the next 12 months.

RECENT DEVELOPMENTS

On December 3, 2001, we announced the completion of our combination with C-MAC Industries Inc. We issued approximately 98.8 million shares of our common stock, 52.5 million exchangeable shares of Solectron Global Services Canada Inc., which is exchangeable on a one-to-one basis for our common stock, and 5.2 million options in the transaction. The purchase price was $2,565.3 million, consisting of stock valued at $2,487.2 million, stock options valued at $63.1 million and direct acquisition costs of approximately $15.0 million.

On December 6, 2001, we announced the completion of our acquisition of Artesyn Solutions, Inc. for approximately $36.4 million in cash. Artesyn is a leading product support services company and wholly owned subsidiary of Artesyn Technologies, Inc. The acquisition expands the materials return processing, repair and refurbishment capabilities of Solectron's Global Services business unit.

On December 18, 2001, we announced our intention to use cash to meet any obligations in January to repurchase our zero-coupon senior convertible notes due in 2019. Note holders have the right to require us to repurchase all or portion of the notes they hold as of January 28, 2002. The accreted value of the notes outstanding, as of December 18, 2001, was about $530 million.

On December 18, 2001, we announced that we had received a commitment for $500 million of revolving credit facilities. We expect to close on this transaction during the first quarter of calendar 2002. The commitment is subject to a number of conditions including (i) no occurence of a material adverse change in the financial or capital market generally, (ii) rating by Standard & Poor's and Moody's Investor Services for our senior unsecured debt of not lower than BB+ and Ba1, respectively, (iii) the issuance of at least $500 million of fixed rate unsecured debt securities and (iv) the receipt by Solectron of any required consents of certain existing lenders. The new credit faciliites are intended to replace our undrawn $100 million line of credit, expiring on April 30, 2002, which was canceled on December 31, 2001. There can be no assurance this transaction will be consummated.

On December 27, 2001, we closed our public offering of $1 billion, or 40 million units, of 7.25% Adjustable Conversion- Rate Equity Security Units. Each unit has a stated amount of $25 and consists of (a) a contract to purchase, for $25, a number of shares of our common stock to be determined on November 15, 2004 and (b) $25 principal amount of 7.25% subordinated debentures due 2006. We received total net proceeds of approximately $969 million before expenses from the transaction. We pledged cash of approximately $136.9 million to secure the first eight quarterly interest payments on the debentures.

On January 8, 2002, our underwriters closed on the exercise of their option to purchase four million units of our 7.25% Adjustable Conversion Rate-Equity Security Units. We received net proceeds of approximately $97 million before expenses from the transaction. We pledged cash of approximately $13.7 million to secure the first eight quarterly interest payments on the debentures.

RISK FACTORS

AS A RESULT OF OUR ISSUANCE OF THE 7.25% ADJUSTABLE CONVERSION-RATE EQUITY SECURITY UNITS, WE WILL BE REQUIRED TO OBTAIN WAIVERS, CONSENTS OR AMENDMENTS WITH RESPECT TO OUR COMPLIANCE WITH CERTAIN OF OUR FINANCIAL INSTRUMENTS OR WE WILL BE REQUIRED TO PRE-PAY THOSE OBLIGATIONS.

We and our subsidiaries are parties to various financial instruments, including credit facilities and synthetic leases. Some of the agreements evidencing these obligations contain financial covenants with which we must be in compliance at the end of each fiscal quarter, with the next compliance date being March 2, 2002. If certain of these financial covenants were measured immediately after the issuance of our 7.25% Adjustable Conversion-Rate Equity Security Units, we would not be in compliance with them. The total obligations outstanding under financial instruments containing such covenants as of November 30, 2001 was approximately $369 million. We intend to seek waivers, consents, amendments, or any combination of the forgoing, from the lenders or lessors under these financial instruments with respect to these covenants. There can be no assurance, however, that we will be able to obtain such waivers, consents, or amendments on a timely basis, if at all. If we are unable to obtain such waivers, consents or amendments on a timely basis with respect to any particular credit facility or sythentic lease, we intend to work out some other accommodation or exercise our right under such facility and/or to pre-pay all of our obligations thereunder (which could require us to apply up to approximately $369 million of cash to such pre-payments). If we pre-pay those obligations, that particular credit facility or synthetic lease will be cancelled.

If we do not obtain the waivers, consents or amendments described above and we do not work out other accommodations or pre-pay the obligations referred to above, then the lenders or lessors, as the case may be, under those financing instruments could accelerate our obligations and declare all amounts thereunder due and payable. This acceleration, or the fact that we are in default under those agreements, could in turn cause cross-defaults with respect to other indebtedness we have outstanding or have a material adverse effect on our financial condition. In this regard, we have requested waivers, consents, or amendments or submitted prepayment notices for all facilities which require significant advance notice for prepayment.

WE ARE EXPOSED TO GENERAL ECONOMIC CONDITIONS, WHICH COULD HAVE A MATERIAL ADVERSE IMPACT ON OUR BUSINESS, OPERATING RESULTS AND FINANCIAL CONDITION.

As a result of recent unfavorable economic conditions and reduced capital spending, our sales have continued to decline in the recent fiscal quarters. In particular, we started to see sales decline in the telecommunications, workstation and server equipment manufacturing industry worldwide during the second half of fiscal 2001. If the economic conditions in the United States worsen we may experience a material adverse impact on our business, operating results and financial condition.

WE HAVE SIGNIFICANT DEBT LEVERAGE AND DEBT SERVICE OBLIGATIONS; IF WE ARE UNABLE TO SERVICE THESE DEBT OBLIGATIONS, OUR BUSINESS, OPERATING RESULTS AND FINANCIAL CONDITION COULD BE MATERIALLY ADVERSELY IMPACTED.

Our ratio of earnings to fixed charges for the first fiscal quarter of 2002 was (0.53x) as compared to 0.23x fiscal 2001 and 8.38x for fiscal 2000. This decline in the ratio is primarily due to interest expense growing at a greater rate than income during the first fiscal quarter of 2002. As of November 30, 2001, we had short-term indebtedness of $888.5 million and long-term indebtness of $4.2 billion. In addition, on December 3, 2001 we assumed approximately $341 million of indebtedness, in connection with our acquisition of C-MAC. The degree to which we may be leveraged could materially and adversely affect our ability to obtain financing for working capital, acquisitions or other purposes and could make us more vulnerable to industry downturns and competitive pressures. Our ability to meet our debt service obligations will be dependent upon our future performance, which will be subject to financial, business and other factors affecting our operations, many of which are beyond our control.

We will require substantial amounts of cash to fund scheduled payments of principal and interest on our outstanding indebtedness, as well as future capital expenditures and any increased working capital requirements. In addition, we may require substantial amounts of cash in connection with our obligations to purchase our Liquid Yield Option Notes ("LYONs"). On January 28, 2002, holders of our 4% LYONs due 2019 have the option to require us to repurchase their notes in an amount of $510.03 per $1,000 principal amount at maturity for a total of up to approximately $615 million as of November 30, 2001. On May 8, 2003, holders of our 2.75% LYONs due 2020 have the option to require us to repurchase their notes in an amount of $628.57 per $1,000 principal amount at maturity for a total of up to approximately $2,432 million as of November 30, 2001. On May 20, 2004, holder of our 3.25% LYONs due 2020 have the option to require us to repurchase their notes in an amount of $587.46 per $1,000 principal amount at maturity for a total of approximately $1,573 million as of November 30, 2001. Instead of repurchasing the LYONs with cash, we may elect to offer holders our common stock or a combination of our cash and common stock. See "- Our low stock price may reduce our earnings per share."

If we are unable to meet our cash requirements out of cash flow from operations, there can be no assurance that we will be able to obtain alternative financing, that any such financing would be on favorable terms, or that we will be permitted to do so under the terms of our existing financing arrangements, or our financing arrangements in effect in the future. In the absence of such financing, our ability to respond to changing business and economic conditions, make future acquisitions, experience adverse operating results or fund required capital expenditures or increased working capital requirements may be adversely affected.

MOST OF OUR NET SALES COME FROM A SMALL NUMBER OF CUSTOMERS; IF WE LOSE ANY OF THESE CUSTOMERS, OUR NET SALES COULD DECLINE SIGNIFICANTLY.

Most of our annual net sales come from a small number of our customers. Our 10 largest customers accounted for approximately 70% of net sales in the first quarter of fiscal 2002 and approximately 78% of net sales in the same period of fiscal 2001. Since we depend on continued net sales from our 10 largest customers, any material delay, cancellation or reduction of orders from these or other major customers could cause our net sales to decline significantly. Some of these customers individually account for more than 10 percent of our annual net sales. We cannot guarantee that we will be able to retain any of our 10 largest customers or any other accounts. In addition, our customers may materially reduce the level of services ordered from us at any time. This could cause a significant decline in our net sales and we may not be able to reduce the accompanying expenses at the same time. Moreover, our business, financial condition and results of operations will continue to depend significantly on our ability to obtain orders from new customers, as well as on the financial condition and success of our customers. Therefore, any adverse factors affecting any of our customers or their customers could have a material adverse effect on our business, financial condition and results of operations.

WE MAY ENCOUNTER SIGNIFICANT DELAYS OR DEFAULTS IN PAYMENTS OWED TO US BY CUSTOMERS FOR PRODUCTS WE HAVE MANUFACTURED OR COMPONENTS THAT ARE UNIQUE TO PARTICULAR CUSTOMERS.

We structure our agreements with customers to minimize our risks related to obsolete or unsold inventory. However, enforcement of these contracts may result in material expense and delay in payment for inventory. If any of our significant customers become unable or unwilling to purchase such inventory, our business may be material harmed.

OUR LONG-TERM CONTRACTS DO NOT INCLUDE MINIMUM PURCHASE REQUIREMENTS.

Although we have long-term contracts with a few of our top 10 customers, including Ericsson and Nortel under which these customers are obligated to obtain services from us, only Nortel is obligated to purchase any minimum amount of services. As a result, we cannot guarantee that we will receive any net sales from these contracts. In addition, customers with whom we have long-term contracts may materially reduce the level of services ordered at any time. This could cause a significant decline in our net sales, and we may not be able to reduce our accompanying expenses at the same time.

POSSIBLE FLUCTUATION OF OPERATING RESULTS FROM QUARTER TO QUARTER COULD AFFECT THE MARKET PRICE OF OUR COMMON STOCK.

Our quarterly earnings may fluctuate in the future due to a number of factors including the following:

  differences in the profitability of the types of manufacturing services we provide. For example, high-velocity and low-complexity Print Circuit Board and systems assembly services have lower gross margins than low-volume, high-complexity printed circuit boards and systems assembly services;

  our ability to maximize the use of our equipment and facilities depends on the duration of the production run time for each job and customer;

  the amount of automation we can use in the manufacturing process for cost reduction varies, depending upon the complexity of the product being made;

  our customers' ability to take delivery of our products and to make timely payments for delivered products;

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

We are dependent on certain suppliers, including limited and sole source suppliers, to provide key components used in our products. We have experienced and may continue to experience delays in component deliveries, which could cause delays in product shipments and require the redesign of certain products. Also, for our technology solutions business, we depend on certain limited or sole source suppliers for critical components used for our memory module, communications card and embedded computer products. The electronics industry has experienced in the past, and may experience in the future, shortages in semiconductor devices, including DRAM, SRAM, flash memory, tantalum capacitors and other commodities that may be caused by such conditions as overall market demand surges or supplier production capacity constraints. Except for certain commodity parts, we generally have no written agreements with our suppliers. We cannot ensure that we will receive adequate component supplies on a timely basis in the future. The inability to continue to obtain sufficient components as required, or to develop alternative sources as required, could cause delays, disruptions or reductions in product shipments or require product redesigns, which could damage relationships with current or prospective customers, thereby causing harm to our business.

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

IF WE ARE UNABLE TO MANAGE OUR RAPID GROWTH AND COST EFFECTIVELY ASSIMILATE NEW OPERATIONS, OUR PROFITABILITY COULD DECLINE.

We have experienced rapid growth over many years. Our historical growth may not continue. In recent years we have established operations in different locations throughout the world. For example, in fiscal 1998, we opened, acquired facilities or commenced manufacturing operations in nine foreign locations. Furthermore, through acquisitions in fiscal 1998 and 1999, we acquired or expanded our capabilities in six domestic facilities.

In fiscal 2000, we completed acquisitions of AMERICOM, SMART, and Bluegum. Through additional acquisitions, we also acquired foreign facilities in fourteen foreign locations. During fiscal 2001, we completed acquisitions of NEL, Shinei, Centennial, MCC-Sequel, and Sony's manufacturing facilities in Japan and Taiwan as well as IBM's repair center in the Netherlands. Thus far in fiscal 2002, we have completed acquisitions of Stream International, Iphotonics, Inc., Artesyn Solutions, Inc. and C-MAC Industries.

In order to achieve anticipated revenue and other financial performance targets; we must manage our assets and operations efficiently. Our expansion and growth place a heavy strain our personnel and management, manufacturing and other resources. Our ability to manage the expansion to date, as well as any future expansion, will require progressive increases in manufacturing infrastructure, as well as enhancements or upgrades of accounting and other internal management systems and the implementation of a variety of procedures and controls. We cannot assure you that significant problems in these areas will not occur. Any failure to enhance or expand these systems and implement such procedures and controls in an efficient manner and at a pace consistent with our business activities could harm our financial condition and results of operations. In addition, should we continue to expand geographically, we may experience inefficiencies from the management of geographically dispersed facilities.

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

Our profitability will suffer if we are unable to successfully integrate and manage recent or pending acquisitions including, in particular, the NEL, Shinei, MCC-Sequel, Centennial, Stream, Iphotonics and C-MAC transactions, as well as any future acquisitions that we might pursue, or if we do not achieve sufficient revenue to offset the increased expenses associated with these acquisitions.

OUR NON-U.S. LOCATIONS REPRESENT A SIGNIFICANT AND GROWING PORTION OF OUR NET SALES; WE ARE INCREASINGLY EXPOSED TO RISKS ASSOCIATED WITH OPERATING INTERNATIONALLY.

In the first quarter of fiscal 2002, approximately 65% of net sales came from sites outside the United States, while approximately 45% of net sales came from sites outside the United States in the same period of fiscal 2001. As a result of our foreign sales and facilities, our operations are subject to a variety of risks that are unique to international operations, including the following:

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

In addition, we have operations in several locations in emerging or developing economies that have a potential for higher risk. The risks associated with these economies include but are not limited to currency volatility, and other economic or political risks. In the future, these factors may harm our results of operations. Solectron locations in emerging or developing economies include Mexico, Brazil, China, Malaysia, Hungary and Romania. As of November 30, 2001, we recorded $336.0 million in cumulative foreign exchange translation losses on our balance sheet which was primarily due to dollar denominated debt held by our foreign subsidiaries. While, to date, these factors have not had a significant adverse impact on our results of operations, we cannot give any assurance that there will not be such an impact. Furthermore, while we may adopt measures to reduce the impact of losses resulting from volatile currencies and other risks of doing business abroad, we cannot assure that such measures will be adequate.

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

We have been granted tax holidays, which are effective through 2011, subject to some conditions, for our Malaysian and Singapore sites. We have also been granted various tax holidays in China. These tax holidays are effective for various terms and are subject to some conditions. It is possible that the current tax holidays will be terminated or modified or that future tax holidays that we may seek will not be granted. If the current tax holidays are terminated or modified, or if additional tax holidays are not granted in the future, our effective income tax rate would likely increase.

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

As of November 30, 2001, the majority of the foreign currency hedging contracts were scheduled to mature in approximately three months and there were no material deferred gains or losses. In addition, our international operations in some instances act as a natural hedge because both operating expenses and a portion of sales are denominated in local currency. In these instances, including our current experience involving the devaluation of the Brazilian real, although an unfavorable change in the exchange rate of a foreign currency against the U.S. dollar will result in lower sales when translated to U.S. dollars, operating expenses will also be lower in these circumstances. Also, since approximately 24% of our net sales in the first quarter fiscal 2002 were denominated in currencies other than U.S. dollar, we do not believe our total exposure to be significant.

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

WE ARE EXPOSED TO INTEREST RATE FLUCTUATIONS.

The primary objective of our investment activities is to preserve principal, while at the same time, maximize yields without significantly increasing risk. To achieve this objective, we maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including both government and corporate obligations, certificates of deposit and money market funds. As of November 30, 2001, approximately 89% of our total portfolio was scheduled to mature in less than six months. In addition, our investments are diversified and of relatively short maturity. A hypothetical 10% increase in interest rates would not have a material effect on our investment portfolios.

The following table presents the amounts of our cash equivalents and short-term investments that are subject to interest rate risk by calendar year of expected maturity and weighted average interest rates as of November 30, 2001:

                                                   2002         2003        Total      Fair Value
                                                             (amounts in millions)

Cash equivalents and short-
 term investments                             $    724.4    $    67.6   $    792.0   $    792.0
Average interest rate                               2.54%        3.55%

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

WE MAY NOT BE ABLE TO ADEQUATELY PROTECT OR ENFORCE OUR INTELLECTUAL PROPERTY RIGHTS; AND WE COULD BECOME INVOLVED IN INTELLECTUAL PROPERTY DISPUTES.

Our ability to effectively compete may be affected by our ability to protect our proprietary information. We hold a number of patents and other license rights. These patent and license rights may not provide meaningful protection for our manufacturing processes and equipment innovations. In the future, third parties may assert infringement claims against us or our customers. In the event of an infringement claim, we may be required to spend a significant amount of money to develop a non- infringing alternative or to obtain licenses. We may not be successful in developing such an alternative or obtaining a license on reasonable terms, if at all. In addition, any such litigation could be lengthy and costly and could harm our financial condition.

FAILURE TO COMPLY WITH ENVIRONMENTAL REGULATIONS COULD HARM OUR BUSINESS.

As a company in the electronics manufacturing services industry, we are subject to a variety of environmental regulations relating to the use, storage, discharge and disposal of hazardous chemicals used during our manufacturing process. Although we have never sustained any significant loss as a result of non-compliance with such regulations, any failure by us to comply with environmental laws and regulations could result in liabilities or the suspension of production. In addition, these laws and regulations could restrict our ability to expand our facilities or require us to acquire costly equipment or incur other significant costs to comply with regulations. The addition of numerous production and manufacturing service facilities as a result of our recent acquisition of C-MAC could generate additional risks that we have been unable to fully evaluate as of this time.

The investigation of the C-MAC facilities to date indicate that there are some contaminated sites for which C-MAC has been indemnified by third parties with respect to any required remediation, sites for which there is a risk for the presence of contamination, and sites with some levels of contamination for which C-MAC may be liable any which may or may not ultimately require any remediation. We have obtained environmental insurance to mitigate certain environmental liabilities posed by C-MAC's operations and facilities. We believe, based on our current knowledge, that the cost of any groundwater or soil clean-up that may be required at C-MAC facilities would not materially harm our business, financial condition and results of operations. Neverthless, the process of remediating contamination in soil and groundwater at the facilities is costly, and there can be no assurance that the costs of such activities would not harm our business, financial condition and results of operations in the future.

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

  downgrades of our securities by rating agencies;

  political and economic developments in countries in which we have operations; and

  general market conditions.

OUR LOW STOCK PRICE MAY REDUCE OUR EARNINGS PER SHARE.

On May 8, 2003, we may become obligated to purchase, at the option of the holders, all or a portion of the outstanding 2.75% LYONs at a price of $628.57 per note and on May 20, 2004 we may become obligated to purchase, at the option of the holders, all or a portion of the outstanding 3.25% LYON at a price of $587.46 per note. We have the option to pay the purchase price of LYONs in cash or common stock or any combination thereof. If we elect to pay the purchase price, in whole or part, in shares of our common stock, the number of shares of common stock to be delivered shall equal the purchase price divided by the average of the sale prices of the common stock for the five trading day period ending on the third business day prior to May 8, 2003 or May 20, 2004, as the case may be. On each respective repurchase date the 2.75% LYONs or the 3.25% LYONs are convertible into common stock at a price of $50.98 per share or 12.3309 shares per LYON in the case of the 2.75% LYONs or at a price of $49.84 per share or 11.7862 shares per LYON, in the case of the 3.25% LYONs. In the event that our stock price remains below $50.98 per share at May 8, 2003 or below $49.84 per share at May 20, 2004, as the case may be, we may have to issue additional shares to the holders. Accordingly, our earnings per share may be reduced.

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

OUR ANTI-TAKEOVER DEFENSE PROVISIONS MAY DETER POTENTIAL ACQUIRORS AND MAY DEPRESS OUR STOCK PRICE.

Our certificate of incorporation, bylaws and stockholder rights plan contain provisions that could have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from attempting to acquire, control of Solectron. These provisions allow us to issue preferred stock with rights senior to those of our common stock and impose various procedural and other requirements that could make it more difficult for our stockholders to effect certain corporate actions.

OUR HOLDING COMPANY STRUCTURE MAKES US DEPENDENT ON CASH FLOW FROM OUR SUBSIDIARIES TO MEET OUR OBLIGATIONS.

Most of our operations are conducted through, and most of our assets are held by, our subsidiaries, and therefore, we are dependent on the cash flow our subsidiaries to meet our debt obligations, including our obligations under certain securities described in this prospectus. Except to the extent we may ourself be a creditor with recognized claims against our subsidiaries, all claims of creditors and holders of preferred stock, if any, of the subsidiaries will have priority with respect to the assets of such subsidiaries over the claims of our creditors.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See management's Discussion and Analysis of Financial Condition and Results of Operations on pages 27-28 for factors related to fluctuations in the exchange rates of foreign currency and fluctuations in interest rates under "Risk Factors."

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
None

Item 3: Defaults upon Senior Securities
None

Item 4: Submission of Matters to a Vote of Security Holders

The next Annual Meeting of Stockholders of Solectron Corporation will be held on Wednesday, January 23, 2002, at 9 a.m., Pacific Standard Time, at the Westin Santa Clara, 5101 Great America Parkway, Santa Clara, California 95054. The following matters will be voted upon at this meeting:

    To elect (11) directors to serve for the ensuing year and until their successors are duly elected and qualified.

    To approve the Company's 2002 Stock Option Plan.

    To ratify the appointment of KPMG LLP as independent auditors of the Company for the fiscal year ending August 31, 2002.

    To transact such other business as may properly come before the meeting or any adjournment thereof.

Item 5: Other Information

None

Item 6: Exhibits and Reports on Form 8-K

(a) Exhibit

Exhibit Number	Description of Document
2.1

Combination Agreement dated as of August 8, 2001, by and among Registrant 3924548 Canada Inc. and C-MAC Industries Inc. (included as Annex A-1 to the C-MAC Management Information Circular and Solectron Proxy Statement of/Prospectus included in the Registrant's S-4 filed with the Commission on September 10, 2001, and incorporated herein by reference)

2.2

Amendment No.1 to the Combination Agreement dated September 7, 2001, by and among the Registrant, 3924548 Canada Inc., C-MAC Industries Inc. and Solectron Global Services Canada Inc. (included as Annex A-2 to the C-MAC Management Information Circular and Solectron Proxy Statement/Prospectus, included in the Registrant's S-4 filed with the Commission on September 10, 2001, and incorporated herein by reference)

3.1

Restated Certificate of Incorporation as amended (incorporated herein by reference to Exhibit 3.1 of Registrant's Form 10-Q filed with the Commission on April 13, 2001, Exhibit 3.1 of Registrant's 10-Q filed with the Commission on April 10, 2000, and Exhibit 3.1 of Registrant's 10-Q filed with Commission on April 12, 1999.

3.2	Amended and Restated Bylaws of the Registrant dated January 4, 2002.

(b) Reports on Form 8-K
On September 18, 2001, Solectron filed a Current Report on Form 8-K to include the Registrant's fourth quarter of fiscal 2001 financial statements and the registrant's announcement of stock repurchase program.

INDEX TO EXHIBITS

Exhibit Number	Description of Document
2.1

Combination Agreement dated as of August 8, 2001, by and among Registrant 3924548 Canada Inc. and C-MAC Industries Inc. (included as Annex A-1 to the C-MAC Management Information Circular and Solectron Proxy Statement of/Prospectus included in the Registrant's S-4 filed with the Commission on September 10, 2001, and incorporated herein by reference)

2.2

Amendment No.1 to the Combination Agreement dated September 7, 2001, by and among the Registrant, 3924548 Canada Inc., C-MAC Industries Inc. and Solectron Global Services Canada Inc. (included as Annex A-2 to the C-MAC Management Information Circular and Solectron Proxy Statement/Prospectus, included in the Registrant's S-4 filed with the Commission on September 10, 2001, and incorporated herein by reference)

3.1

Restated Certificate of Incorporation as amended (incorporated herein by reference to Exhibit 3.1 of Registrant's Form 10-Q filed with the Commission on April 13, 2001, Exhibit 3.1 of Registrant's 10-Q filed with the Commission on April 10, 2000, and Exhibit 3.1 of Registrant's 10-Q filed with Commission on April 12, 1999.

3.2	Amended and Restated Bylaws of the Registrant dated January 4, 2002.

SOLECTRON CORPORATION

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOLECTRON CORPORATION

(Registrant)

Dated: January 10, 2002

By:	/s/ Kiran Patel

Kiran Patel
Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)