Form 10-Q
period 2002-03-01
SOLECTRON CORP
filed 2002-04-12
CIK 835541

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (MARK ONE)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 1, 2002

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

At March 29, 2002, 822,912,257 shares of Common Stock of the Registrant were outstanding.

SOLECTRON CORPORATION
Index to Form 10-Q

PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SOLECTRON CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions) (Unaudited)

                                                                February 28,   August 31,
                                                                   2002          2001
                                                               ------------  ------------

ASSETS
Current assets:
  Cash, cash equivalents and short-term investments.......... $    2,614.3  $    2,790.1
  Restricted cash, cash equivalents & short-term investments.        638.9          --
  Accounts receivable, net...................................      2,223.4       2,443.6
  Inventories................................................      2,339.4       3,209.9
  Prepaid expenses and other current assets..................        401.8         260.5
                                                               ------------  ------------
    Total current assets.....................................      8,217.8       8,704.1
Net property and equipment...................................      1,392.8       1,304.7
Other assets.................................................        852.9         934.4
Goodwill.....................................................      4,437.1       1,987.2
                                                               ------------  ------------
Total assets................................................. $   14,900.6  $   12,930.4
                                                               ============  ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Short-term debt............................................ $      219.8  $      306.2
  Accounts payable...........................................      1,581.3       1,786.1
  Accrued employee compensation..............................        267.3         166.5
  Accrued expenses...........................................        550.5         363.7
  Other current liabilities..................................         --            66.8
                                                               ------------  ------------
    Total current liabilities................................      2,618.9       2,689.3
Long-term debt...............................................      4,581.4       5,027.5
Other long-term liabilities..................................        109.6          62.9
                                                               ------------  ------------
    Total liabilities........................................      7,309.9       7,779.7
                                                               ------------  ------------
Commitments

Stockholders' equity:
  Common stock...............................................          0.8           0.7
  Additional paid-in capital.................................      6,617.0       3,877.6
  Retained earnings..........................................      1,353.1       1,531.6
  Accumulated other comprehensive losses.....................       (380.2)       (259.2)
                                                               ------------  ------------
     Total stockholders' equity..............................      7,590.7       5,150.7
                                                               ------------  ------------
Total liabilities and stockholders' equity................... $   14,900.6  $   12,930.4
                                                               ============  ============

See accompanying notes to condensed consolidated financial statements.

SOLECTRON CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)
(Unaudited)

                                            Three Months Ended           Six Months Ended
                                           --------------------------  --------------------------
                                            February 28,  February 28,  February 28,  February 28,
                                              2002          2001          2002          2001
                                           ------------  ------------  ------------  ------------
Net sales................................ $    2,974.6  $    5,418.5  $    6,126.8  $   11,114.0
Cost of sales............................      2,773.9       4,930.3       5,725.0      10,141.1
                                           ------------  ------------  ------------  ------------
Gross profit.............................        200.7         488.2         401.8         972.9
Operating expenses:
  Selling, general and
    administrative.......................        213.5         189.1         377.7         377.7
  Research and development...............         21.2          18.3          33.7          36.3
  Goodwill amortization expense..........           --          33.8            --          35.5
  Acquisition costs......................           --          29.2            --          29.2
  Restructuring & impairment costs.......        174.7          25.3         247.6          25.3
                                           ------------  ------------  ------------  ------------
      Operating income (loss)............       (208.7)        192.5        (257.2)        468.9
Interest income..........................         21.4          36.6          41.3          73.2
Interest expense.........................        (62.5)        (47.1)       (105.2)        (79.8)
                                           ------------  ------------  ------------  ------------
Income (loss) before income taxes
  and extraordinary gain.................       (249.8)        182.0        (321.1)        462.3
Income tax (benefit).....................        (92.7)         60.1        (113.5)        149.8
                                           ------------  ------------  ------------  ------------
Income (loss) before extraordinary gain..       (157.1)        121.9        (207.6)        312.5

Extraordinary gain, net of tax...........         31.1            --          29.1            --
                                           ------------  ------------  ------------  ------------
     Net income (loss)................... $     (126.0) $      121.9  $     (178.5) $      312.5
                                           ============  ============  ============  ============
Basic net income (loss) per share:
 Income (loss) before extraordinary
    gain................................. $      (0.19) $       0.19  $      (0.28) $       0.50

Extraordinary gain, net of income tax....         0.04            --          0.04            --
                                           ------------  ------------  ------------  ------------
                                          $      (0.15) $       0.19  $      (0.24) $       0.50
                                           ============  ============  ============  ============
 Diluted net income per share:
 Income (loss) before extraordinary
    gain................................. $      (0.19) $       0.18  $      (0.28) $       0.48

Extraordinary gain, net of income tax....         0.04            --          0.04            --
                                           ------------  ------------  ------------  ------------
                                          $      (0.15) $       0.18  $      (0.24) $       0.48
                                           ============  ============  ============  ============
Shares used to compute
 net income (loss) per share:
     Basic...............................        818.0         648.4         740.9         628.6
                                           ============  ============  ============  ============

     Diluted.............................        818.0         664.3         740.9         722.0
                                           ============  ============  ============  ============

See accompanying notes to condensed consolidated financial statements.

SOLECTRON CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions)
(Unaudited)

                                                Three Months Ended            Six Months Ended
                                             --------------------------   ---------------------------
                                              February 28,  February 28,   February 28,   February 28,
                                                  2002          2001           2002           2001
                                             ------------  ------------   ------------   ------------
Net income (loss).......................... $     (126.0) $      121.9  $      (178.5) $       312.5
Other comprehensive income (loss):
 Foreign currency translation adjustments..        (42.0)         15.1         (118.6)         (29.1)
 Unrealized gain (loss) on investments and
  derivatives..............................         (1.7)          0.9           (2.4)          (4.7)
                                             ------------  ------------   ------------   ------------
Comprehensive income (loss)................ $     (169.7) $      137.9  $      (299.5) $       278.7
                                             ============  ============   ============   ============

_______

Accumulated foreign currency translation losses were ($378.0) million at February 28, 2002 and ($259.4) million at August 31, 2001. Accumulated unrealized gain (loss) on investments and derivatives was ($2.2) million at February 28, 2002, and $0.2 million at August 31, 2001.

See accompanying notes to condensed consolidated financial statements.

SOLECTRON CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

                                                                    Six Months Ended
                                                               --------------------------
                                                                February 28,   February 28,
                                                                   2002           2001
                                                               -----------    -----------
Cash flows from operating activities:
  Net income (loss) ......................................... $    (178.5)   $     312.5
  Adjustments to reconcile net income (loss) to net cash
   used in operating activities:
     Depreciation and amortization...........................       208.9          231.2
     Amortization of debt issuance costs and accretion
      of discount on notes payable...........................        69.9           71.4
     Tax benefit associated with the
      exercise of stock options..............................         2.9           36.5
     Extraordinary (gain), net of tax........................       (29.1)           --
     Loss (gain) on disposal of property and equipment.......        (1.5)           5.5
     Impairment of fixed assets and other long-term assets ..        93.3            --
     Other...................................................         --            13.1
     Changes in operating assets and liabilities:
       Accounts receivable...................................       567.9         (694.3)
       Inventories...........................................     1,245.4         (672.5)
       Prepaid expenses and other current assets.............        46.0          (12.1)
       Accounts payable......................................      (317.5)        (374.7)
       Accrued expenses and other
        current liabilities..................................        (4.9)         406.7
                                                               -----------    -----------
     Net cash provided by (used in)
       operating activities..................................     1,702.8         (676.7)
                                                               -----------    -----------
Cash flows from investing activities:
  Restricted cash............................................      (638.9)           --
  Sales and maturities of short-term investments.............       407.6          921.6
  Purchases of short-term investments........................      (490.2)        (376.6)
  Acquisition of business, net of cash acquired .............      (215.1)      (2,389.5)
  Acquisition of manufacturing assets and locations..........         --           (83.5)
  Capital expenditures.......................................      (117.5)        (414.6)
  Proceeds from sale of property and equipment...............        64.0           74.5
  Other......................................................       (17.8)        (157.3)
                                                               -----------    -----------
     Net cash used in investing
      activities.............................................    (1,007.9)      (2,425.4)
                                                               -----------    -----------
Cash flows from financing activities:
  Net proceeds from bank lines of credit.....................       357.6           99.1
  Repayment of borrowings under bank lines of credit.........      (448.1)         (66.8)
  Proceeds from issuance of ACES & Senior notes .............     1,553.8            --
  Net proceeds from long-term debt...........................       145.7        1,535.5
  Repurchase of LYONS .......................................    (1,839.2)           --
  Principal payments on long-term debt.......................      (578.5)          (5.3)
  Common stock repurchase....................................        (4.5)           --
  Net proceeds from stock issued under
   option and employee purchase plans........................        25.8           44.6
  Net proceeds from issuance of common stock.................         --         1,429.0
  Other......................................................       (29.4)          12.6
                                                               -----------    -----------
    Net cash provided by (used in) financing
    activities...............................................      (816.8)       3,048.7
                                                               -----------    -----------
Effect of exchange rate changes on
 cash and cash equivalents...................................      (140.0)         (16.5)
                                                               -----------    -----------
Net decrease in cash and cash equivalents....................      (261.9)         (69.9)
Cash and cash equivalents at beginning of period.............     2,482.3        1,475.5
                                                               -----------    -----------
Cash and cash equivalents at
 end of period............................................... $   2,220.4    $   1,405.6
                                                               ===========    ===========
SUPPLEMENTAL DISCLOSURES
Cash paid (received) during the period:
   Income taxes.............................................. $     (33.5)   $     130.4
   Interest.................................................. $      22.1    $      11.0
Non-cash investing and financing activities:
   Issuance of common stock for business
     combination, net of cash acquired....................... $   2,513.3    $       --

See accompanying notes to condensed consolidated financial statements.

SOLECTRON CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

NOTE 1 - Basis of Presentation

The accompanying unaudited condensed consolidated balance sheet as of February 28, 2002, and the related unaudited condensed consolidated statements of operations and comprehensive income (loss) for the three and six-months ended February 28, 2002 and 2001, and cash flows for the six-months ended February 28, 2002 and 2001, have been prepared on substantially the same basis as the annual consolidated financial statements. Management believes the financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company's financial position, operating results and cash flows for the periods presented. The condensed consolidated balance sheet as of August 31, 2001 was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended August 31, 2001, included in the Company's Annual Report to Stockholders.

The Company's second quarter of fiscal 2002 ended March 1, 2002, its second quarter of fiscal 2001 ended March 2, 2001. For clarity of presentation, the Company has indicated its second fiscal quarters as having ended on February 28.

NOTE 2 - Inventories

Inventories consisted of (in millions):

                                                  February 28,    August 31,
                                                    2002            2001
                                                -------------  --------------
          Raw materials........................$     1,622.6  $      2,503.5
          Work-in-process......................        358.2           331.0
          Finished goods.......................        358.6           375.4
                                                -------------  --------------
          Total................................$     2,339.4  $      3,209.9
                                                =============  ==============

NOTE 3 - Net Income (Loss) Per Share

The following table sets forth the computation of basic and diluted net income (loss) per share for the three- and six-month periods ended February 28, 2002 and 2001.

                                               Three Months Ended          Six Months Ended
                                           --------------------------  --------------------------
                                           February 28,  February 28,  February 28,  February 28,
                                               2002          2001          2002          2001
                                           ------------  ------------  ------------ -------------
                                                    (in millions, except per share data)

Income (loss) before
  extraordinary gain..................... $     (157.1) $      121.9  $     (207.6) $      312.5
Extraordinary gain, net of tax...........         31.1           --           29.1           --
Interest expense from dilutive
  convertible LYON notes (net of taxes)..          --            --            --           31.5
                                           ------------  ------------  ------------  ------------
Net income (loss) - diluted.............. $     (126.0) $      121.9  $     (178.5) $      344.0
                                           ============  ============  ============  ============

Weighted average shares - basic..........        818.0         648.4         740.9         628.6
Common shares issuable upon
  exercise of stock options..............          --           15.9           --           19.0
Common shares issuable upon conversion
  of LYONs...............................          --            --            --           74.4
                                           ------------  ------------  ------------  ------------
Weighted average shares
  diluted................................        818.0         664.3         740.9         722.0
                                           ============  ============  ============  ============

Basic net income per share:
Income (loss) before
  extraordinary gain..................... $      (0.19) $       0.19  $      (0.28) $       0.50
   Extraordinary gain per share..........         0.04           --           0.04           --
                                           ------------  ------------  ------------  ------------
    Net income (loss) per share.......... $      (0.15) $       0.19  $      (0.24) $       0.50
                                           ============  ============  ============  ============
Diluted net income per share:

Income (loss) before
  extraordinary gain..................... $      (0.19) $       0.18  $      (0.28) $       0.48
   Extraordinary gain per share..........         0.04           --           0.04           --
                                           ------------  ------------  ------------  ------------
    Net income (loss) per share.......... $      (0.15) $       0.18  $      (0.24) $       0.48
                                           ============  ============  ============  ============

The calculation for the three- and six-month periods ended February 28, 2002 did not include the 61.7 million common shares issuable upon conversion of the Company's Liquid Yield Option Notes (LYONs) or 66.9 million options to purchase common stock outstanding at February 28, 2002, as the effect would have been antidilutive.

For the three- and six-month periods ended February 28, 2001, the exercise prices for 14.7 million and 8.4 million options, respectively, were greater than the average market prices of Solectron's common stock for these periods. Consequently, these options were not included in the calculation because the effect would have been antidilutive. In addition, the calculation for the three and six-month periods ended February 28, 2001, did not include the 108.6 million and 18.4 million, respectively, common shares issuable upon conversion of the LYONs as the effect would have been antidilutive.

NOTE 4 - Commitments

Synthetic Leases

The Company has six lease agreements relating to 10 manufacturing sites. The Company has accounted for these arrangements as operating leases in accordance with Statement of Financial Accounting Standards No. 13, Accounting for Leases, as amended. The leases have expiration dates in 2002 to 2005. At the end of the lease term, the Company has an option, subject to certain conditions to purchase the facility for the "Termination Value", which approximates original cost, or to cause a third party to purchase the property. In addition, with respect to sites B), C) and D) below, the company has the option at the end of the lease term, subject to certain conditions, to lease the facilities subject thereto for an additional lease term. If the Company chooses or cause a third party to purchase the property, as applicable, or a third party purchases the facility for less than the "termination value," it will be contingently liable under a first loss clause for declines in market value of such leased facilities up to 85% of the original cost of the leased facility, which percentage of original cost is approximately $257 million in the aggregate as of February 28, 2002. The Company also is entitled to any proceeds from a sale of the property in excess of the Termination Value. The approximate maximum Termination Values for each of the leases are provided below.

A) $52 million - Milpitas, CA
B) $13 million - San Jose, CA
C) $24 million - Everett, WA
D) $35 million - Atlanta, GA
E) $115 million for a site in Milpitas, CA; Columbia, SC and three sites in Fremont, CA
F) $63 million - Nakaniida, Japan

If the Company determines that it is probable that the expected fair value of the property at the end of the lease term will be less than the Termination Value, the Company will accrue the expected loss on a straight line basis over the remaining lease term.

Each lease agreement contains various affirmative, negative and, except for site E), financial covenants. A default under the lease, including violation of these covenants, may require the Company to purchase the facility (or facilities) for the "Termination Value". Monthly lease payments are generally based on the 30-day LIBOR index (1.87% as of February 28, 2002) plus an interest rate margin applied against the unpaid portion of the lessor's investment. As of February 28, 2002, the Company was not in breach of any covenants since it obtained waivers from each of the financial institutions, (other than for site E), for which no waiver was necessary), which waivers have expiration dates of May 1, 2002, except that the waiver for site F) has an expiration date of March 8, 2002. On March 8, 2002, the Company purchased site F). These waivers were sought and obtained in relation to the Company's capital raising activities from December 2001 to February 2002. As of February 28, 2002, the Company provided $187 million of cash as collateral in order to obtain these waivers under these lease agreements. The Company previously provided cash collateral of $115 million for site E) in November 2001. The total cash collateral of $302 million is included in restricted cash, cash equivalent and short- term investments in the accompanying consolidated balance sheets as of February 28, 2002. The Company believes it will be able to refinance these leases with other institutions. If the Company is not able to refinance these leases, the Company will be required to purchase the sites for an aggregate purchase price of $122 million on May 1, 2002. The Company has not determined the loss, if any, which will be incurred on such purchase. In connection with the refinancing of these leases, the Company intends to purchase certain of the facilities for their "Termination Values" for a total of approximately $117 million. The Company has accrued $33.3 million for the probable loss on these purchases. See Note 12- Subsequent Events, regarding the purchase of site F).

Sale Lease-back Transactions

In addition, Solectron periodically enters into lease arrangements with third-party leasing companies under which it sells fixed assets and leases them back from the leasing companies. Solectron is accounting for these leases as operating leases. Any gains from sale lease-back transactions are deferred and amortized over the lease-back period.

Derivative Instruments

Solectron enters into foreign exchange forward contracts intended to reduce the short-term impact of foreign currency fluctuations on foreign currency receivables, investments and payables. The gains and losses on the foreign exchange forward contracts offset the transaction gains and losses on the foreign currency receivables, investment, and payables recognized in earnings. The Company does not enter into foreign exchange forward contracts for speculative purposes. Solectron's foreign exchange forward contracts related to current assets and liabilities are generally three months or less in original maturity.

Solectron periodically hedges foreign currency forecasted transactions related to certain operating expenses with foreign exchange forward contracts. These transactions are treated as cash flow hedges in accordance with Statement of Financial Accounting Standards No. 133. These foreign exchange forward contracts have original maturities of up to 18 months.

Solectron also uses interest rate swaps to hedge its mix of short-term and long-term interest rate exposures resulting from Solectron's long-term debt obligations. As of February 28, 2002, Solectron had one interest rate swap outstanding, under which Solectron pays a fixed rate of interest hedging against the variable interest rates implicit in the rent charged by the lessor for the facility lease at Milpitas, California. The interest rate swap expires June 3, 2002, which coincides with the maturity date of the lease term. The swap is designated as cash flow hedge under Statement of Financial Accounting Standards No. 133.

As of February 28, 2002, Solectron had outstanding foreign exchange forward contracts with a total notional amount of approximately $420 million. The interest rate swap had a total notional amount of $52 million. The fair values of these derivatives were not significant.

For all derivative transactions, Solectron is exposed to counterparty credit risk to the extent that the counter parties may not be able to meet their obligations towards Solectron. To manage the counterparty risk, Solectron limits its derivative transactions to those with major financial institutions. Solectron does not expect any material risks as a result of default by Solectron's counterparties.

Related Party Guarantees

Solectron guarantees $60 million of debt and $88 million of vendor contracts for its minority owned affiliate, Pacific City International Holdings, (PCI). The guarantee will expire during December 2002.

NOTE 5 - Segment Information

As a result of Solectron's acquisition of C-MAC on December 3, 2001, Solectron has made organizational changes and has created the Microsystems Business Unit. Solectron now has the following four business units: Global Operations, Microsystems, Technology Solutions and Global Services. Each business unit has its own president and support staff. Solectron's management uses an internal management reporting system, which provides important financial data to evaluate performance and allocate resources for the four business units. Certain corporate expenses have been allocated to Solectron's business units and were included for performance evaluation. The accounting policies for the segments were the same as for Solectron taken as a whole.

                                                Three Months Ended            Six Months Ended
                                            --------------------------    --------------------------
                                             February 28,  February 28,    February 28,  February 28,
                                                2002          2001            2002          2001
                                            ------------  ------------    ------------  ------------
                                                                   (in millions)
Net sales:
 Global operations........................ $    2,462.9  $    5,044.7    $    5,318.8  $   10,187.6
 Technology solutions.....................        187.4         298.8           341.9         788.5
 Global services..........................        223.1          75.0           364.9         137.9
 Microsystems.............................        101.2           --            101.2           --
                                            ------------  ------------    ------------  ------------
                                           $    2,974.6  $    5,418.5    $    6,126.8  $   11,114.0
                                            ============  ============    ============  ============
Depreciation and amortization:
 Global operations........................ $       81.1  $      135.0    $      171.5  $      210.5
 Technology solutions.....................          7.5           7.7            14.6          14.6
 Global services..........................          9.1           3.3            14.2           6.1
 Microsystems.............................          8.6           --              8.6           --
                                            ------------  ------------    ------------  ------------
                                           $      106.3  $      146.0    $      208.9  $      231.2
                                            ============  ============    ============  ============
Interest income:
 Global operations........................ $        9.8  $        5.1    $       16.4  $        7.7
 Technology solutions.....................          0.5           0.6             0.8           1.1
 Global services..........................          0.1           --              0.3           0.1
 Microsystems.............................          0.3           --              0.3           --
 Corporate................................         10.7          30.9            23.5          64.3
                                            ------------  ------------    ------------  ------------
                                           $       21.4  $       36.6    $       41.3  $       73.2
                                            ============  ============    ============  ============
Interest expense:
 Global operations........................ $        5.9  $        6.5    $        8.9  $        9.1
 Technology solutions.....................          0.2           0.2             0.4           0.4
 Global services..........................          0.7           --              1.2           --
 Microsystems.............................          0.5           --              0.5           --
 Corporate................................         55.2          40.4            94.2          70.3
                                            ------------  ------------    ------------  ------------
                                           $       62.5  $       47.1    $      105.2  $       79.8
                                            ============  ============    ============  ============
Income (loss) before extraordinary gain
   and income tax
 Global operations........................ $     (332.5) $      192.9    $     (383.7) $      435.7
 Technology solutions.....................        (14.5)         16.0           (18.5)         42.7
 Global services..........................         21.1           8.6            24.8          16.9
 Microsystems.............................         (1.6)          --             (1.6)          --
 Corporate................................         77.7         (35.5)           57.9         (33.0)
                                            ------------  ------------    ------------  ------------
                                           $     (249.8) $      182.0    $     (321.1) $      462.3
                                            ============  ============    ============  ============
Capital expenditures:
 Global operations........................ $       29.1  $      145.1    $       65.9  $      360.3
 Technology solutions.....................          2.0           5.8             7.1          17.0
 Global services..........................         14.8           5.2            26.7           7.6
 Microsystems.............................          3.4           --              3.4           --
 Corporate................................          5.6           9.6            14.4          29.7
                                            ------------  ------------    ------------  ------------
                                           $       54.9  $      165.7    $      117.5  $      414.6
                                            ============  ============    ============  ============
Geographic net sales:
 United States............................ $    1,225.5  $    2,719.4    $    2,404.3  $    5,471.0
 Other North America and latin America....        337.4         814.6           663.8       1,610.3
 Europe...................................        477.0         905.0         1,028.0       2,033.8
 Malaysia.................................        315.9         604.2           728.6       1,366.8
 Asia Pacific.............................        618.8         375.3         1,302.1         632.1
                                            ------------  ------------    ------------  ------------
                                           $    2,974.6  $    5,418.5    $    6,126.8  $   11,114.0
                                            ============  ============    ============  ============

                                             February 28,   August 31,
                                                2002          2001
                                            ------------  ------------
                                                   (in millions)
Total assets:
 Global operations........................ $    9,809.6  $    9,752.4
 Technology solutions.....................        682.8         587.5
 Global services..........................        839.1         184.9
 Microsystems.............................        878.0           --
 Corporate................................      2,691.1       2,405.6
                                            ------------  ------------
                                           $   14,900.6  $   12,930.4
                                            ============  ============

                                             February 28,   August 31,
                                                2002          2001
                                            ------------  ------------
                                                  (in millions)
Total assets:
 United States............................ $    6,635.8  $    5,704.7
 Other North America and Latin America....      2,819.5       1,543.7
 Europe...................................      1,623.5       1,904.0
 Asia Pacific.............................      3,821.8       3,778.0
                                            ------------  ------------
                                           $   14,900.6  $   12,930.4
                                            ============  ============

NOTE 6 - Long-Term Debt

Zero-Coupon Convertible Senior Notes

During the second quarter of the fiscal year 2002, Solectron repurchased a portion of its 4.0% zero coupon senior Liquid Yield Option Notes (LYONs) due 2019 with a carrying amount of approximately $607 million for approximately $618 million, a portion of its 2.75% LYONs due 2020 with a carrying amount of approximately $995 million for approximately $940 million, and a portion of its 3.25% LYONs due 2020 with a carrying amount of approximately $65 million for approximately $60 million. The total cash payments for the LYONs repurchased during the second quarter of fiscal 2002 was approximately $1.6 billion. These transactions resulted in an extraordinary gain of approximately $31 million, net of tax.

During the first quarter of the fiscal year 2002, Solectron repurchased a portion of its 4.0% LYONs due 2019 with a carrying amount of approximately $218 million for approximately $222 million resulting in an extraordinary loss of $2 million, net of tax.

Adjustable Conversion-Rate Equity Security units (ACES)

During the second quarter of fiscal year 2002, Solectron closed its public offering of $1.1 billion or 44 million units of 7.25% Adjustable Conversion-Rate Equity Security units (ACES). Each ACES unit has a stated amount of $25 and consists of (a) a contract to purchase, for $25, a number of shares of Solectron common stock to be determined on November 15, 2004, based on the average trading price of Solectron's common stock at that time and certain specified settlement rates ranging from 2.1597 shares of Solectron's common stock per purchase contract to 2.5484 shares of Solectron's common stock per purchase contract (subject to certain anti-dilution adjustments), and (b) $25 principal amount of 7.25% subordinated debentures due 2006. Solectron received net proceeds of approximately $1.067 billion from the transaction. Solectron allocated $48.4 million to the fair value of the stock purchase contracts. The debentures initially will be held and pledged for Solectron's benefit to secure the holders' obligation to purchase Solectron's common stock on November 15, 2004. On or about August 15, 2004, the ACES debentures will be remarketed and if the remarketing is successful, the interest rate will be reset at then current rates as described in the indentures and the proceeds from the remarketing will be used to satisfy the holders' obligation to repurchase Solectron's common stock in November 2004. If the debentures are not successfully remarketed, the interest rate will not be reset and Solectron may use the pledged debentures to satisfy the holders' obligation to purchase the Company's common stock in November 2004. Solectron used approximately $150.6 million in cash to purchase treasury securities sufficient to collateralize the Company's obligations under the debentures in an amount equal to the first eight quarterly interest payments on the debentures. These securities have been included in the Company's restricted cash, cash equivalents and short-term investments as of Febraury 28, 2002.

9.625% Senior Notes

On February 8, 2002, Solectron issued 9.625% Senior notes due 2009 for an aggregate principal amount of $500 million. Solectron received net proceeds of approximately $486.8 million. Solectron will pay interest on the notes on February 15 and August 15 of each year. The first such payment will be made on August 15, 2002. At any time prior to February 15, 2005, Solectron will have the option to redeem up to 35% of the notes at the premiums set forth in the indenture with the proceeds of certain equity offerings. In addition, prior to February 15, 2006, Solectron will have the option to redeem the notes, in whole or in part at the premium set forth in the indenture. On or after February 15, 2006, Solectron will have the option to redeem all or a portion of the notes at the premiums set forth in the indenture.

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

SFAS No. 141 requires, upon adoption of SFAS No. 142, that Solectron evaluate its existing intangibles assets and goodwill that were acquired in prior purchase business combinations, and to make any necessary reclassifications in order to conform with the new criteria in SFAS No. 141 for recognition apart from goodwill. Upon adoption of SFAS No. 142, Solectron reassessed the useful lives and residual values of all intangible assets acquired in purchase business combinations, and no significant changes were deemed necessary. Solectron was also required to test the intangible assets for impairment in accordance with the provisions of SFAS No. 142 within the first interim period. No impairment loss was deemed necessary related to intangible assets during the first interim period.

In connection with the transitional goodwill impairment evaluation, SFAS No. 142 requires Solectron to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this, Solectron identified its reporting units to be consistent with its business units as defined in Note 5, using the aggregation criteria included in the standard. Solectron then determined the carrying value of its global operations business unit which includes all but insignificant amounts of goodwill by allocating the assets and liabilities, including the goodwill and intangible assets, to the unit as of the date of adoption. Solectron then determined the fair value of the reporting unit using a discounted cash flow model and compared it to the unit's carrying value. Based on this test, the fair value of the unit according to the model exceeded the carrying amount and the second step of the impairment test required by the standard was not required and no impairment loss was recognized.

The following table presents the impact of adopting SFAS 142 on net income (loss) and net income (loss) per share had the standard been in effect for the three and six months ended February 28, 2001.

                                                       Three Months Ended           Six Months Ended
                                                   -------------------------    --------------------------
                                                   February 28,  February 28,   February 28,   February 28,
                                                      2002          2001           2002           2001
                                                   -----------   -----------    -----------  -------------
                                                              (in millions, except per share data)

Net income (loss) as reported................... $     (126.0)  $     121.9   $     (178.5)  $      312.5

Adjustments:
   Amortization of goodwill, net of tax.........          --           30.8            --            30.8
                                                   -----------   -----------    -----------    -----------
   Adjusted net income (loss)................... $     (126.0)  $     152.7   $     (178.5)  $      343.3
                                                   ===========   ===========    ===========    ===========

Basic net income (loss) per share as reported... $      (0.15)  $      0.19   $      (0.24)  $       0.50

Basic net income (loss) per share adjusted...... $      (0.15)  $      0.24   $      (0.24)  $       0.55

Diluted net income (loss) per share as reported. $      (0.15)  $      0.18   $      (0.24)  $       0.48

Diluted net income (loss) per share adjusted.... $      (0.15)  $      0.23   $      (0.24)  $       0.52

Shares used to compute
 net income (loss) per share:
     Basic......................................        818.0         648.4          740.9          628.6
                                                   ===========   ===========    ===========    ===========
     Diluted....................................        818.0         664.3          740.9          722.0
                                                   ===========   ===========    ===========    ===========

Solectron has intangible assets (net of accumulated amortization) of $569.2 million as of February 28, 2002. The Company's intangible assets are categorized into three main classes; supply agreements, intellectual property and other intangible assets. The supply agreements resulted from the Company's acquisition of several Nortel manufacturing facilities during the third quarter of fiscal 2000. The second class consists of intellectual property resulting from Solectron's acquisition of various IBM facilities in fiscal 1999 and 2000. The third class, other, consists of miscellaneous acquisition related costs from the Company's various asset purchases. The following table summarizes the gross amounts and accumulated amortization for each major class (in millions):

                              Supply      Intellectual
                            Agreement       Property     Other       Total
                           ------------   ------------  ---------  ---------
Gross amount............. $      382.5   $      106.4  $   211.2  $   700.1
Accumulated amortization.        (47.7)         (29.1)     (54.1)    (130.9)
                           ------------   ------------  ---------  ---------
Carrying value........... $      334.8   $       77.3  $   157.1  $   569.2
                           ============   ============  =========  =========

Amortization expense for the second quarter of fiscal 2002 was $21.3 million. The Company expects that its annual amortization expense for each of the next five fiscal years will be approximately $85 million.

The FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations, in August 2001, and SFAS No.144, Accounting for the Impairment or Disposal of Long-lived Assets, in October 2001. SFAS No. 143 requires that the fair value of an asset retirement obligation be recorded as a liability in the period in which it incurs the obligation. SFAS No. 144 serves to clarify and further define the provisions of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. SFAS No. 144 does not apply to goodwill and other intangible assets that are not amortized. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002 and SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. Solectron expects to adopt both effective September 1, 2002. The adoption of these statements is not expected to have a material effect on the Company's consolidated financial position or results of operations.

NOTE 9 - Acquisitions

On December 3, 2001, the Company completed its acquisition of 100% of the outstanding common stock of C-MAC Industries Inc. (C-MAC). C-MAC provides a comprehensive portfolio of electronic manufacturing services and solutions to customers worldwide. The Company believes that the acquisition will enable Solectron to create a diversified provider of integrated electronic manufacturing solutions that can benefit from complementary high-end technology capabilities, selected vertical integration and improved access to growth opportunities and meet the growing demand by customers for complete supply chain management solutions.

The Company issued approximately 98.8 million shares of its common stock, 52.5 million exchangeable shares of Solectron Global Services Canada Inc., which are exchangeable on a one-to-one basis for Solectron's common stock, and 5.2 million options in the transaction. The purchase price was $2,565.3 million, consisting of stock valued at $2,487.2 million, stock options valued at $63.1 million and direct acquisition costs of $15 million. The value of the common stock issued was determined based on the average market price of Solectron's common stock over the four day period before and after the terms of the acquisition were agreed to and announced.

On December 6, 2001, the Company completed its acquisition of Artesyn Solutions, Inc. for approximately $36.4 million in cash. The transaction was accounted for under the purchase method of accounting. The following table summarizes purchase price allocations.

                                  C-MAC      Artesyn     Total
                               -----------  ---------  ----------
                                          (in millions)
 Assets acquired............. $   1,212.1  $     7.6  $  1,219.7
 Goodwill....................     2,030.4       32.9     2,063.3
 Liabilities assumed.........      (683.3)      (4.1)     (687.4)
 Deferred compensation.......         6.1        --          6.1
                               -----------  ---------  ----------
 Total purchase price........ $   2,565.3  $    36.4  $  2,601.7
                               ===========  =========  ==========

The allocations above are based on management's preliminary estimate of assets acquired and liabilities assumed. In connection with the C-MAC acquisition, Solectron intends to close certain locations and terminate employees at those sites. Solectron estimated the impact of these activities and has recorded the affected assets at net realizable value and estimated employee severance liabilities to be incurred. The Company is presently awaiting a final appraisal of the C-MAC assets acquired and certain of the recorded amounts may change based on the results of the appraisals.

The Company's statements of operations include C-MAC's results from the acquisition date. The following unaudited pro forma financial information presents the combined results of operations of Solectron and C-MAC as if the acquisition had occurred as of the beginning of the six-month periods in fiscal 2002 and 2001. The pro forma financial information does not necessarily reflect the results of operations that would have occurred if Solectron and C-MAC constituted a single entity during such periods. This information is not presented for the three-month period ended Febraury 28, 2002 as the acuisition occurred at the beginning of the quarter.

                                                       2002         2001
                                                    ----------   ----------
                                             (in millions, except per share data)

Revenue........................................... $  6,369.3   $ 12,150.5
Net income (loss) before extraordinary gain ...... $   (231.1)  $    363.0
Net income (loss)................................. $   (202.0)  $    363.0
Basic income (loss) per share
   before extraordinary gain...................... $    (0.28)  $     0.47
Basic income (loss) per share..................... $    (0.25)  $     0.47
Diluted income (loss) per share
   before extraordinary gain...................... $    (0.28)  $     0.45
Diluted income (loss) per share................... $    (0.25)  $     0.45

NOTE 10 - Restructuring and Impairment

Fiscal Year 2002

During the first quarter of fiscal 2002, Solectron continued its restructuring activities and total restructuring and impairment costs of $72.9 million were charged against earnings. These restructuring and impairment charges included employee severance and benefit costs of approximately $28.3 million, costs related to leased facilities that will be abandoned and subleased of approximately $1.1 million, costs related to leased equipment that will be abandoned of approximately $1.3 million, impairment of equipment and other assets of approximately $34.2 million, impairment of facilities of approximately $4.0 million and other exit costs of approximately $4.0 million.

The employee severance and benefit costs included in these restructuring charges related to the elimination of approximately 2,000 positions worldwide, as of November 30, 2001, and all of such positions have been eliminated under this plan. Approximately 76% of the positions eliminated were in the Americas region and 24% were in Europe. The employment reductions primarily affected employees in manufacturing and back office support functions. Facilities and equipment subject to restructuring were also primarily located in the Americas and Europe. For leased facilities that will be abandoned and subleased, the lease costs represent future lease payments subsequent to abandonment less estimated sublease income. For facilities and equipment held for disposal, the impairment loss recognized was based on the fair value less costs to sell with fair value based on estimates of existing market prices for similar assets.

During the second quarter of fiscal 2002, Solectron continued its restructuring activities and total restructuring and impairment costs of $174.7 million were charged against earnings. These restructuring and impairment charges included employee severance and benefit costs of approximately $40.4 million, costs related to leased facilities that will be abandoned and subleased of approximately $55.0 million, costs related to leased equipment that will be abandoned of approximately $16.5 million, impairment of equipment and other assets of approximately $45.2 million, impairment of facilities of approximately $9.9 million and other exit costs of approximately $7.7 million.

The employee severance and benefit costs included in these restructuring charges relate to the elimination of approximately 5,500 positions worldwide, as of February 28, 2002, and all of such positions have been eliminated under this plan. Approximately 78% of the positions eliminated were in the Americas region, 16% were in Europe, and 6% in Asia. The employment reductions primarily affected employees in manufacturing and back office support functions. Facilities and equipment subject to restructuring were primarily located in the Americas and Europe. For leased facilities that will be abandoned and subleased, the lease costs represent future lease payments subsequent to abandonment less estimated sublease income. For facilities and equipment held for disposal, the impairment loss recognized was based on the fair value less costs to sell with fair value based on estimates of existing market prices for similar assets.

The following table summarizes quarterly restructuring activities in fiscal 2002 (in millions):

                                    First      Second     Six Months
                                   Quarter     Quarter      2002      Nature of
                                   Charges     Charges     Charges     Charges
                                  ---------  -----------  ----------  ---------
Impairment of equipment......... $    34.2  $      45.2  $     79.4   non-cash
Impairment of facilities........       4.0          9.9        13.9   non-cash
                                  ---------  -----------  ----------
Total fixed assets impairment... $    38.2  $      55.1  $     93.3

Severance.......................      28.3         40.4        68.7   cash
Loss on leased equipment........       1.3         16.5        17.8   cash
Loss on leased facilities.......       1.1         55.0        56.1   cash
Other exit costs................       4.0          7.7        11.7   cash/non-cash
                                  ---------  -----------  ----------
Total                            $    72.9  $     174.7  $    247.6
                                  =========  ===========  ==========

Fiscal Year 2001

Beginning in the second quarter of fiscal 2001, Solectron initiated a restructuring of its operations in light of the current economic downturn. The measures, which included reducing the workforce, consolidating some facilities and changing the strategic focus of a number of sites, was largely intended to align Solectron's capacity and infrastructure to anticipated customer demand as well as to rationalize its footprint worldwide.

During fiscal 2001, the Company recorded total restructuring and impairment costs of $517.3 million against earnings. These restructuring and impairment charges included employee severance and benefit costs of approximately $70.0 million, costs related to leased facilities that will be abandoned and subleased of approximately $56.4 million, costs related to equipment that will be abandoned of approximately $117.5, impairment of equipment of approximately $188.2 million, impairment of facilities of approximately $37.7 million, impairment of goodwill, intangible and other assets related to closed facilities of approximately $42.2 million and other exit costs of approximately $5.3 million.

The employee severance and benefit costs included in these restructuring charges relate to the elimination of 11,800 positions worldwide and all such positions have been eliminated under this plan. Approximately 67% of the positions eliminated were in the Americas region, 23% were in Europe and 10% were in Asia/Pacific. The employment reductions primarily affected employees in manufacturing and back office support functions. Facilities and equipment subject to restructuring were primarily located in the Americas and Europe. For leased facilities that will be abandoned and subleased, the lease costs represent future lease payments subsequent to abandonment less estimated sublease income.

The following table summarizes quarterly restructuring activities in fiscal 2001(in millions):

                                                                        Total
                                   Second       Third       Fourth     Fiscal
                                   Quarter     Quarter     Quarter      2001       Nature of
                                   Charges     Charges     Charges     Charges       Charges
                                  ---------  -----------  ---------- ----------    -----------
Impairment of equipment......... $    19.7  $      99.9  $     68.6  $   188.2     non-cash
Impairment of facilities........        --         11.3        26.4       37.7     non-cash
                                  ---------  -----------  ----------  ---------
Total fixed assets impairment... $    19.7  $     111.2  $     95.0  $   225.9

Severance.......................       3.2         41.8        25.0       70.0     cash
Loss on leased equipment........        --         56.2        61.3      117.5     cash
Loss on leased facilities.......        --         44.7        11.7       56.4     cash
Goodwill impairment.............        --         28.2        14.0       42.2     non-cash
Other exit costs................       2.4          2.9          --        5.3     cash/non-cash
                                  ---------  -----------  ----------  ---------
Total .......................... $    25.3  $     285.0  $    207.0  $   517.3
                                  =========  ===========  ==========  =========

The following table summarizes cash restructuring activities in fiscal 2001 and fiscal 2002 (in millions):

                                  Severance     Lease       Lease
                                     and     Payments on  Payments on
                                  Benefits   Facilities   Equipment     Other         Total
                                  ---------  -----------  ----------  ---------    -----------
Balance at December 1, 2000..... $      --  $        --  $       --  $      --   $         --
Q2-FY01 provision...............       3.2           --          --        2.4            5.6
Cash payments...................        --           --          --         --             --
                                  ---------  -----------  ---------- ----------    -----------
Balance at February 28, 2001.... $     3.2  $        --  $       --  $     2.4   $        5.6

Q3-FY01 provision...............      41.8         44.7        56.2        2.9          145.6
Cash payments...................     (31.2)          --          --       (0.1)         (31.3)
                                  ---------  -----------  ---------- ----------    -----------
Balance at May 31, 2001......... $    13.8  $      44.7  $     56.2  $     5.2   $      119.9

Q4-FY01 provision...............      25.0         11.7        61.3         --           98.0
Cash payments...................     (38.8)        (5.5)       (5.0)      (0.8)         (50.1)
                                  ---------  -----------  ---------- ----------    -----------
Balance at August 31, 2001...... $      --  $      50.9  $    112.5  $     4.4   $      167.8

Q1-FY02 provision...............      28.3          1.1         1.3        4.0           34.7
Cash payments...................     (28.3)        (8.8)       (7.6)      (0.7)         (45.4)
                                  ---------  -----------  ---------- ----------    -----------
Balance at November 30, 2001.... $      --  $      43.2  $    106.2  $     7.7   $      157.1

Current quarter provision.......      40.4         55.0        16.5        7.7          119.6
Cash payments...................     (38.5)        (6.0)      (54.5)      (7.8)        (106.8)
                                  ---------  -----------  ---------- ----------    -----------
Balance at February 28, 2002.... $     1.9  $      92.2  $     68.2  $     7.6   $      169.9
                                  =========  ===========  ==========  =========    ===========

NOTE 11 - Related Party Transactions

Solectron guarantees $60 million of debt and $88 million of vendor contracts for its minority owned affiliate, Pacific City International Holdings, (PCI). The guarantees will expire during December 2002.

NOTE 12 - Subsequent Events

On March 8, 2002, Solectron purchased its Nakaniida site building, previously under lease, for $62.8 million. In connection with this transaction, the Company incurred a loss of approximately $15 million.

On December 18, 200, Moody's Investor's Service and Standard & Poor's downgraded Solectron's corporate debt rating to "Ba1" and "BB+" respectively with a negative outlook. On March 22, 2002, Standard and Poor's downgraded Solectron's senior unsecured debt rating to "BB" with a negative outlook. These rating downgrades may increase Solectron's cost of capital should the Company borrow under its revolving line of credit, and may make it more difficult for the Company to raise additional capital in the future on terms that are acceptable.

On March 28, 2002, Solectron announced that it has entered into a three-year supply agreement to produce optical networking equipment for Lucent Technologies. As part of the three year supply agreement, Solectron intends to purchase equipment and inventory related to Lucent's optical product lines for approximately $125 million.

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

Critical Accounting Policies

Our management is required to make judgments, assumptions and estimates that affect the amounts reported when we prepare financial statements and related disclosures in conformity with accounting principles generally accepted in the United States. Note 1 to the Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended August 31, 2001 describes the significant accounting policies and methods used in the preparation of our consolidated financial statements. Estimates are used for, but not limited to, our accounting for contingencies, inventory allowances, goodwill impairments, and restructuring costs. Actual results could differ from these estimates. The foregoing critical accounting policies are impacted significantly by judgments, assumptions and estimates used in the preparation of our consolidated financial statements.

We are subject to the possibility of various loss contingencies arising in the ordinary course of business. We consider the likelihood of the loss or impairment of an asset or the incurrence of a liability as well as our ability to reasonably estimate the amount of loss in determining loss contingencies. Estimated loss contingencies are accrued when it is probable that a liability has been incurred or an asset has been impaired and the amount of loss can be reasonably estimated. We regularly evaluate current information available to us to determine whether such accruals should be adjusted.

Inventory purchases and commitments are based upon future customer demand forecasts. Exposure related to raw materials that are purchased pursuant to such demand forecasts and/or result from changes in accordance with our supply agreements' contractual terms are the responsibility of our customers. We are responsible for remaining inventory exposures such as those resulting from inventory purchases in excess of customer demand forecasts and other similar situations generally not covered by our supply agreements with our customers. If our customers do not comply with their contractual obligations, the inventory allowances included in our financial statements may not be adequate to cover our exposure.

We perform goodwill impairment tests annually and more frequently if an event or circumstance indicates that is more likely than not that an impairment loss has been incurred. We perform the impairment tests at the reporting unit level which we have determined to be consistent with our business units. The tests are performed by determining the fair value of our reporting units using a discounted future cash flow model and comparing those fair values to the carrying values of the reporting units, including goodwill. Adverse changes in the electronics industry, customer demand and other market conditions could result in future impairments of goodwill.

From time to time, we have recorded restructuring and impairment costs in light of customer demand declines and economic downturns. These restructuring and impairment charges included employee severance and benefit costs, costs related to leased facilities that will be abandoned and subleased, costs related to leased equipment that will be abandoned and impairment of equipment and facilities. Severance and benefit costs are recorded when incurred. For leased facilities that will be abandoned and subleased, the estimated lease loss is accrued for future lease payments subsequent to abandonment less estimated subleased income. For owned facilities and equipment held for disposal, the impairment losses recognized are based on the fair value estimated using existing market prices for similar assets less costs to sell. See footnote 10 -Restructuring and Impairment for further discussion of our restructuring activities.

Certain customers contract for us to provide fulfillment services such as warehousing, distribution, or billing to third parties. In order for us to recognize revenues, the following conditions are met: upon shipment of product to the warehousing location and invoicing the customer for the manufacturing service, we have completed the manufacturing process, with no further performance obligations other than storage of the product. Completed products for which revenue has been recognized are segregated from work in process and not used to fill other orders. Title and risk of ownership have passed to the customer. The customer has a business reason for storing the inventory at Solectron's or the third party's warehouse and requests this arrangement. Delivery schedules are fixed by the customer and no special payment terms are given to the customer.

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

                                               Three Months Ended           Six Months Ended
                                           --------------------------  --------------------------
                                            February 28,  February 28,  February 28,  February 28,
                                               2002          2001          2002          2001
                                           ------------  ------------  ------------  ------------
Net sales................................        100.0%       100.0%       100.0%       100.0%
Cost of sales............................         93.3          91.0          93.4          91.2
                                           ------------  ------------  ------------  ------------
Gross profit.............................          6.7           9.0           6.6           8.8
Operating expenses:
  Selling, general and
    administrative.......................          7.2           3.5           6.2           3.4
  Research and development...............          0.7           0.3           0.6           0.3
  Goodwill amortization expense..........          --            0.6           --            0.3
  Acquisition costs......................          --            0.5           --            0.3
  Restructuring & impairment costs.......          5.8           0.5           4.0           0.2
                                           ------------  ------------  ------------  ------------
      Operating income (loss)............         (7.0)          3.6          (4.2)          4.3
Interest income..........................          0.7           0.7           0.7           0.7
Interest expense.........................         (2.1)         (0.9)         (1.7)         (0.8)
                                           ------------  ------------  ------------  ------------
Income (loss) before income taxes
  and extraordinary gain.................         (8.4)          3.4          (5.2)          4.2
Income tax (benefit).....................         (3.1)          1.1          (1.9)          1.4
                                           ------------  ------------  ------------  ------------

Income (loss) before
  extraordinary gain ....................         (5.3)          2.3          (3.3)          2.8

Extraordinary gain, net of income tax....         (1.0)          --           (0.5)          --
                                           ------------  ------------  ------------  ------------
     Net income (loss)...................         (4.3)%         2.3%        (2.8)%         2.8%
                                           ============  ============  ============  ============

Net Sales

We are organized in four business units including global operations, technology solutions, global services and newly established microsystems created from our acquisition of C-MAC in December 2001. Our core business unit, global operations, provided 82.8% and 86.8% of net sales, respectively, for the three- and six-month periods of fiscal 2002 compared to 93.1% and 91.7% of net sales for the same periods in fiscal 2001. Our technology solutions unit contributed 6.3% and 5.6%, respectively, for the three- and six-month periods of fiscal 2002 compared to 5.5% and 7.1%, respectively, for the same periods in fiscal 2001. The global services unit contributed 7.5% and 6.0% of net sales, respectively, for the three- and six-month periods of fiscal 2002 compared to 1.4% and 1.2% respectively, for the same period in fiscal 2001. Our microsystems business unit contributed 3.4% and 1.6% of net sales for the three and six-month periods of February 28, 2002.

Net sales for the three- and six-month periods of fiscal 2002 were $3.0 billion and $6.1 billion, respectively, compared to $5.4 billion and $11.1 billion, respectively, for the same periods in fiscal 2001. This represents a 45.1% and 44.9% decrease for the three and six-month periods, respectively. The decreases in sales are primarily attributable to continued weakness in our customer demand resulting from the worldwide economic slowdown. This decrease was partially offset by revenues of our recent acquisitions including approximately $350 million from C-MAC.

Global Operations Business Unit

Net sales from our global operations business unit decreased to $2.5 billion and $5.3 billion, respectively, for the three- and six-month periods in fiscal 2002 compared to $5.0 billion and $10.2 billion for the corresponding periods in fiscal 2001. This represented decreases of 51.2% and 47.8%, respectively, for the three- and six-month periods in fiscal 2002 from the comparable periods of fiscal 2001. The decrease in net sales was principally due to continued weakeness in customer demand, particularly in our telecommunications segment. The biggest contributors to the sales decline were our sites in Milpitas, California, Guadalajara, Mexico and France. This was partially offset by revenue increases resulting from our acquisition of CMAC.

Technology Solutions Business Unit

Net sales from our technology solutions business unit decreased to $187.4 million and $341.9 million, respectively, for the three- and six-month periods in fiscal 2002, compared to $298.8 million and $788.5 million for the corresponding periods of fiscal 2001. This represents decreases of 37.3% for the three-month period and 56.6% for the six-month period. The decrease in net sales primarily resulted from lower customer demand and decreasing average selling prices of memory components.

Global Services Business Unit

Net sales from our global services business unit increased to $223.1 million and $364.9 million, respectively, for the three- and six-month periods in fiscal 2002, compared to $75.0 million and $137.9 million for the corresponding periods in fiscal 2001. This represents increases of 197.5% and 164.6%, respectively, for the three- and six-month periods of fiscal 2002 over the corresponding periods of fiscal 2001. Our recent acquisitions of Stream International and Artesyn Solutions, Inc. were main contributors to the increase as well as higher demand for after-sale support service provided by this business unit.

MicroSystems Business Unit

This new business unit was formed as a result of our recent acquisitions of C-MAC. MicroSystems business unit is a provider of sensors, controllers, actuators and other sophisticated componentry for key sectors of the economy such as automotive and aviation. Net sales for the second quarter of fiscal 2002 were $101.2 million. This represented 3.4% and 1.6% of our net sales for three- and six-month periods of fiscal 2002.

International Sales

In the three- and six-month periods of fiscal 2002, our international locations contributed 58.8% and 61.8%, respectively, of consolidated net sales compared to 46.6% and 45.8% for the same periods of fiscal 2001. The increase was primarily due to project transfers from sites in the United States to Asian sites. These transfers are occurring due to weaker demand for our services in the United States as compared to internationally. Our international operations are subject to various risks of doing business abroad. See "Risk Factors" for additional factors relating to possible fluctuations of our international operating results. While these dynamics have not materially harmed our results of operations, we cannot ensure that there will not be such an impact in the future.

Major Customers

Several of our customers accounted for 10% or more of our net sales in the three- and six-month periods of fiscal 2002 and 2001. The following table details these customers and the percentage of net sales attributed to them.

                                      Three Months Ended          Six Months Ended
                                 --------------------------  ---------------------------
                                 February 28,  February 28,  February 28,   February 28,
                                      2002          2001          2002           2001
                                 ------------  ------------  -------------  ------------
Cisco..........................         10.9%         15.2%          11.0%         13.9%
Ericsson ......................            *          13.2%             *          14.0%
Nortel ........................         15.9%         12.0%          14.7%         12.1%

* less than 10%

Our top ten customers accounted for approximately 64% and 67%, respectively, of consolidated net sales in the three- and six-month periods of fiscal 2002 compared to 71% and 74% respectively, for the corresponding periods in fiscal 2001. We are dependent upon continued revenues from Cisco and Nortel as well as our other large customers. We cannot guarantee that these or any other customers will not increase or decrease as a percentage of consolidated net sales either individually or as a group. Consequently, any material decrease in sales to these or other customers could materially harm our results of operations.

We believe that our ability to grow depends on increasing sales to existing customers for their current and future product generations and on successfully attracting new customers. Customer contracts can be canceled and volume levels can be changed or delayed. The timely replacement of delayed, canceled or reduced orders with new business cannot be ensured. In addition, we cannot assume that any of our current customers will continue to utilize our services. Consequently, our results of operations may be materially adversely affected.

Gross Profit

Our gross margin percentage decreased to 6.7% and 6.6% respectively, for the three- and six-month periods of fiscal 2002 compared to 9.0% and 8.8% for the corresponding periods of fiscal 2001. Our gross margin was affected by inefficiencies associated with reduced workload and restructuring activities. We continue to shift capacity to low-cost locations at an accelerated pace. Those transfer costs are accounted for as operational costs versus restructuring costs and, consequently, they affected our margins. We have begun to see the benefits of our restructuring activities and improved product mix on our margin. Gross margins have improved for two consecutive quarters. Gross margins were 5.8%, 6.4% and 6.7% during the fourth quarter of fiscal 2001, and the first and second quarters of fiscal 2002, respectively.

For our global operations unit, we anticipate that a larger percentage of our sales may be derived from systems-build projects that generally yield lower profit margins than PCB assembly. We expect most of our technology solutions sales may continue to be derived from turn-key projects, which typically yield lower profit margins than consignment projects. In addition, factors affecting technology solutions profit margins include the sales mix of specialty memory modules, standard memory modules, communication card products and embedded computer modules, as well as changes in average memory densities used in memory products.

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

In addition, we have experienced component shortages. While component availability fluctuates from time to time and is still subject to lead-time and other constraints, this could possibly limit our gross profit growth and might have a negative impact on our sales and gross margins for the foreseeable future. Therefore, we cannot ensure that our gross margin will not fluctuate or decrease in future periods.

Selling, General and Administrative Expenses

In absolute dollars, selling, general and administrative (SG&A) expenses increased 12.9% for the three-month period ended February 28, 2002 over the corresponding period of fiscal 2001. For the six months ended February 28, 2002, SG&A expenses remained consistent compared to the same period of fiscal 2001. As a percentage of net sales, SG&A expenses were 7.2% for the three-month period ended February 28, 2002, compared to 3.5% for the corresponding period in fiscal 2001, and 6.2% for the six-month period in fiscal 2002 compared to 3.4% for the corresponding period in fiscal 2001. The increase in absolute dollars for the three-month period ended February 28, 2002 was primarily due to our recent acquisitions including C-MAC and Stream International. The increase as a percentage of net sales for the three- and six-month periods resulted from a decrease in net sales as a major portion of these expense are fixed.

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

In absolute dollars, R&D expenses increased 15.8% for the three-month period ended February 28, 2002 from the corresponding period in fiscal 2001. For the six-month period ended February 28, 2002, R&D expenses decreased 7.2% from the corresponding period in fiscal 2001. As a percentage of net sales, R&D expenses increased to 0.7% and 0.6% for the three- and six-month periods in fiscal 2002 compared to 0.3% for each of the corresponding periods in fiscal 2001. The increase in absolute dollars for the second quarter of fiscal 2002 compared to the same period in fiscal 2001 was primarily due the acquisition of C-MAC. In spite of the C-MAC acquisition, there was a decrease in absolute dollars for the six-month period ended February 28, 2002. This was mainly due to continued efforts to keep costs under control and the closure of our Force-Westborough site during the first quarter of fiscal 2002.

Net Interest Income (Expense)

Net interest expense was $41.1 million for the three-month period ended February 28, 2002 compared to net interest expense of $10.5 million for the corresponding period of fiscal 2001. For the six months ended February 28, 2002, net interest expense was $63.9 million compared to net interest expense of $6.6 million for the corresponding period of fiscal 2001. The increase in net interest expense in the second quarter of fiscal 2002 primarily resulted from our issuance of the Adjustable Conversion-Rate Equity Security units (ACES) and the 9.625% Senior Notes due 2009 during the quarter. Additionally, our interest income decreased due to lower average interest rates as compared to the same period in fiscal 2001. The increase in net interest expense during the six-month period of fiscal 2002 is further due to the fact that the 3.25% zero-coupon convertible senior notes were only outstanding for approximately three months during the six-month period of fiscal 2001. We expect interest expense to increase in absolute dollars in future periods since the ACES and the 9.625% Senior Notes due 2009 were issued later in the quarter and interest expense related to these securities was not accumulated for the entire quarter.

Income Taxes

For the six-month period ended February 28, 2002, we recorded an income tax benefit of $113.5 million on pretax net loss of $321.1 million. We incurred income tax expense of $149.8 million in the corresponding period of fiscal 2001. The difference was primarily due to our loss before income taxes during the first six months of fiscal 2002. In general, the effective income tax rate is largely a function of the balance between income from domestic and international operations. Our international operations, taken as a whole, have been taxed at a lower rate than those in the United States, primarily due to a tax holiday granted to several of our overseas sites in Malaysia, Singapore, and China. The Malaysian tax holiday is effective through July 2011, subject to some conditions, including maintaining certain levels of research and development expenditures. The tax holidays in China are effective for various terms and are subject to some conditions.

Liquidity and Capital Resources

Cash, cash equivalents and short-term investments, including restricted balances of $638.9 million, increased to $3.3 billion at February 28, 2002 from $2.8 billion at August 31, 2001. The increase was primarily a result of cash provided by operating activities of approximately $1.7 billion and financing activities in the second quarter of fiscal 2002. This increase was partially offset by cash used in investing activities of $369 million (primarily for acquisition of businesses and capital expenditures). Through our recent offering of ACES due 2006, and the 9.625% Senior Notes due 2009, we raised net proceeds of $1.067 billion and $486.8 million, respectively. We applied $1.8 billion of our available cash towards repurchase of our LYONs debt during the six months ended February 28, 2002. We also repaid other debt including C-MAC's outstanding debt assumed upon acquisition of approximately $341 million. Approximately $638.9 million of our cash, cash equivalents and short-term investments are restricted primarily related to leasing transactions (see further discussion in footnote 4) and collateral for our obligations under the ACES securities in an amount equal to the first eight quarterly interest payments on the debentures constituting part of the ACES.

Accounts receivable decreased $220.2 million during the first six months of fiscal 2002 over the fiscal year-end of 2001. The decrease in accounts receivable is primarily due to our revenue decrease during the first six months of fiscal 2002. Inventories decreased $870.5 million during the first six months of fiscal 2002 over the fiscal year-end of 2001. The inventory decrease was primarily due to the sale of excess raw materials inventory back to customers.

As of February 28, 2002, we had available a $250 million secured, revolving line of credit that expires on February 12, 2003, and a $250 million secured, revolving line of credit that expires on February 14, 2005. Borrowings under the credit facilities bear interest at the London interbank offering rate (LIBOR) plus a margin. As of February 28, 2002, there were no borrowings outstanding under these lines of credit.

On December 18, 2001, Moody's Investor's Service and Standard & Poor's downgraded our senior unsecured debt rating to "Ba1" and "BB+" respectively with a negative outlook. On March 22, 2002, Standard and Poor's downgraded our senior unsecured debt rating to "BB" with a negative outlook. These rating downgrades will increase our cost of capital should we borrow under our revolving lines of credit, and may make it more expensive for us to raise additional capital in the future and such capital raising activities may be on terms that are not be acceptable to us.

In addition, we had approximately $24.9 million and $541.6 million, respectively, in committed and uncommitted foreign lines of credit and other bank facilities as of February 28, 2002. The interest rates range from the bank's prime lending rate to the bank's prime rate plus 2.0%. As of February 28, 2002, borrowings and guaranteed amounts were $4.1 million and $267.2 million under committed and uncommitted foreign lines of credit, respectively. Borrowings were payable on demand. The weighted-average interest rate was 7.65% for committed and 2.24% for uncommitted foreign lines of credit.

We have purchased in the past and may continue to purchase in the future our Liquid Yield Option Notes ("LYONs") on an opportunistic basis. In addition, our cash and liquidity could be adversely affected if we require substantial amounts of cash in connection with our obligations to purchase our LYONs as they become due. Instead of repurchasing the LYONs with cash, we may elect to offer holders our common stock or a combination of our cash and common stock. At the time of such election, it may be in the best interests of our shareholders to satisfy such obligation in cash, however, we may not have sufficient cash available and we may not be able to finance the required amount on acceptable terms if at all. As a result we may be required to satisfy such obligations with our common stock, which would be extremely dilutive at our current stock prices. See "Risk factors-Our Low Stock Price May Reduce Our Earnings Per Share." Based on the aggregate amount outstanding on February 28, 2002, on May 8, 2003, holders of our 2.75% LYONS due 2020 have the option to require us to repurchase their notes in an amount of $628.57 per $1,000 principal amount for a total of approximately $1.5 billion. Based on the aggregate amount outstanding on Febraury 28, 2002, on May 20, 2004 holders of our 3.25% LYONS due 2020 have the option to require us to repurchase their notes in an amount of $587.46 per $1,000 principal amount for a total of approximately $1.6 billion. On January 27, 2009 holders of our 4% LYONS due 2019 have the option to require us to repurchase their notes in an amount of $672.97 per $1,000 principal amount for a total of approximately $1.1 million. Our 7.25% subordinated ACES debentures are due November 15, 2006. On or about August 15, 2004, the ACES debentures will be remarketed and if the remarketing is successful, the interest rate will be reset at then current rates as described in the indentures and the proceeds from the remarketing will be used to satisfy the holders' obligation to purchase our common stock in November 2004. If the debentures are not successfully remarketed, the interest rate will not be reset and Solectron may use the pledged debentures to satisfy the holder's obligation to purchase our common stock in November 2004. In addition, our 9.625% Senior Notes are due February 15, 2009.

We have six lease agreements relating to 10 manufacturing sites. We have accounted for these arrangements as operating leases in accordance with Statement of Financial Accounting Standards No. 13, Accounting for Leases, as amended. The leases have expiration dates in 2002 to 2005. At the end of the lease term, we have an option, subject to certain conditions, to purchase the facility for the "Termination Value", which approximates original cost, or to cause a third party to purchase the property. In addition, with respect to sites B), C), and D) below, we have the option at the end of the lease term, subject to certain conditions, to lease the facilities subject thereto for an additional lease term. If we choose to or cause a third party to purchase the property, as applicable, or a third party purchases the facility for less than the "termination value," we will be contingently liable under a first loss clause for declines in market value of such leased facilities up to 85% of the original costs of the leased facility, which percentage of original cost is approximately $257 million in the aggregate as February 28, 2002. We are also entitled to any proceeds from a sale of the property in excess of the Termination Value. The approximate maximum Termination Values for each of the leases are provided below.

A) $52 million - Milpitas, CA
B) $13 million - San Jose, CA
C) $24 million - Everett, WA
D) $35 million - Atlanta, GA
E) $115 million for a site in Milpitas, CA; Columbia, SC and three sites in Fremont, CA
F) $63 million - Nakaniida, Japan

If we determine that it is probable that the expected fair value of the property at the end of the lease term will be less than the Termination Value, we will accrue the expected loss on a straight line basis over the remaining lease term.

Each lease agreement contains various affirmative, negative and, except for site E), financial covenants. A default under the lease, including violation of these covenants, may require us to purchase the facility (or facilities) for the "Termination Value". Monthly lease payments are generally based on the 30-day LIBOR index (1.87% as of February 28, 2002) plus an interest rate margin applied against the unpaid portion of the lessor's investment. As of February 28, 2002, we were not in breach of any covenants since we had obtained waivers from each of the financial institutions, (other than for sites E), for which no waiver was necessary), which waivers have expiration dates of May 1, 2002, except that the waiver for site F) has an expiration date of March 8, 2002. On March 8, 2002, we purchased site F). These waivers were sought and obtained in relation to our capital raising activities from December 2001 to February 2002. As of February 28, 2002, we provided $187 million of cash as collateral in order to obtain these waivers under these lease agreements. We provided cash collateral of $115 million for site E) in November 2001. The total cash collateral of $302 million is included in restricted cash, cash equivalent, and short-term investments in the accompanying consolidated balance sheet as of February 28, 2002. We believe we will be able refinance these leases with other institutions. If we are not able to refinance these leases, we will be required to purchase the sites for an aggregate price of $122 million on May 1, 2002. We have not determined the loss, if any, which will be incurred on such purchase. In connection with the refinancing of these leases, we intend to purchase certain of the facilities for their Termination Values, for total of approximately $117 million. We have accrued $33.3 million for the probable loss on these purchases. See Note 12- Subsequent Events, regarding the purchase of site F).

We believe that our current cash and cash equivalents, short-term investments, lines of credit and cash generated from operations will satisfy our expected working capital, capital expenditure, debt service and investment requirements through at least the next 12 months.

The following is a summary of certain obligations and commitments (excluding lease commitments) of the Company as of February 28, 2002:

                                                Payment Due by Period ( in millions)
                                         -----------------------------------------------------
                                                    Less than     1-3        4-5      After 5
                                          Total      1 year      years      years      years
                                         ---------  ---------  ---------  ---------  ---------
Long term debt......................... $ 4,581.4  $     --   $ 2,948.0  $ 1,203.9  $   429.5
Borrowing against lines of credit (1)..     212.6      212.6        --         --         --
Standby letters of credit..............      17.7       17.2        0.5        --         --

(1) Solectron guarantees lines of credit, provided by various financial institutions, for its operating subsidiaries worldwide. Lines of credit which Solectron guarantees total $566.6 million. In addition, Solectron guarantees other financial transactions totaling $523.7 million. These transactions include, among others, certain real estate and equipment operating leases.

RECENT ACQUISITIONS

On December 3, 2001, we completed our acquisition of C-MAC Industries, Inc. We issued approximately 98.8 million shares of our common stock, 52.5 million exchangeable shares of Solectron Global Services Canada Inc., which are exchangeable on a one-to one basis for our common stock, and 5.2 million options in the transaction. The purchase price was $2,565.3 million, consisting of stock valued at $2,487.2 million, stock options valued at $63.1 million and direct acquisition costs of $15 million.

On December 6, 2001, we completed our acquisition of Artesyn Solutions, Inc. for approximately $36.4 million in cash. The transaction was accounted for under the purchase method of accounting

On March 28, 2002, we announced that we have entered into a three-year supply agreement to produce optical networking equipment for Lucent Technologies. As part of the three year supply agreement, we intend to purchase equipment and inventory related to Lucent's optical product lines for approximately $125 million.

RECENT DEVELOPMENT

Synthetic Lease Purchase

On March 8, 2002, we purchased the properties at our Nakaniida, Japan site, previously under a lease, for $62.8 million. In connection with this transaction, the Company incurred a loss of approximately $15 million.

RISK FACTORS

WE ARE EXPOSED TO GENERAL ECONOMIC CONDITIONS, WHICH COULD HAVE A MATERIAL ADVERSE IMPACT ON OUR BUSINESS, OPERATING RESULTS AND FINANCIAL CONDITION.

As a result of unfavorable general economic conditions in the U.S. and internationally, and reduced capital spending, our sales have continued to decline in recent fiscal quarters. In particular, we started to see sales decline in the telecommunications, workstation and server equipment manufacturing industry worldwide during the second half of fiscal 2001. If the economic conditions in the United States and the other markets we serve worsen, we may experience a material adverse impact on our business, operating results and financial condition.

WE HAVE SIGNIFICANT DEBT LEVERAGE AND DEBT SERVICE OBLIGATIONS; IF WE ARE UNABLE TO SERVICE THESE DEBT OBLIGATIONS, OUR BUSINESS, OPERATING RESULTS AND FINANCIAL CONDITION COULD BE MATERIALLY ADVERSELY IMPACTED.

For the six months ended February 28, 2002 our fixed charges exceeded our earnings by $320.8 million as compared to our ratio of earnings to fixed charges for the six months ended February 28, 2001 of 5.97x, and our ratio of earnings to fixed charges of 0.23x for fiscal year 2001. This decline in the ratio is primarily due to interest expense growing at a greater rate than income during the second half of fiscal 2001 and fiscal 2002. We have computed the ratio of earnings to fixed charges by dividing earnings available for fixed charges by fixed charges. The computations include us and our consolidated subsidiaries. For these ratios, "earnings" represents (1) income (loss) before taxes and before adjustment for minority interests, plus (2) fixed charges (excluding capitalized interest), plus (3) amortization of capitalized interest. Fixed charges consist of (1) interest on all indebtedness and amortization of debt discount and expense, plus (2) capitalized interest, plus (3) an interest factor attributable to rentals.

As of February 28, 2002, we had approximately $220 million of short-term indebtedness and $4.6 billion of long-term indebtedness. In addition on December 3, 2001 we assumed approximately $341 million of indebtedness in connection of our combination of C-MAC which we repaid in the second quarter of fiscal 2002. The degree to which we may be leveraged could materially and adversely affect our ability to obtain financing for working capital, acquisitions or other purposes, could make us more vulnerable to industry downturns and competitive pressures, or could limit our flexibility in planning for, or reacting to, changes and opportunities in, the electronics manufacturing industry, which may place us at a competitive disadvantage compared to our competitors. Our ability to meet our debt service obligations will be dependent upon our future performance, which will be subject to financial, business and other factors affecting our operations, many of which are beyond our control.

We will require substantial amounts of cash to fund scheduled payments of principal and interest on our outstanding indebtedness, as well as future capital expenditures and any increased working capital requirements. In addition, we may require substantial amounts of cash in connection with our obligations to purchase our LYONs. On January 28, 2002, holders of our 4% LYONs due 2019 exercised their option to require us to repurchase their notes in an amount of $510.03 per $1,000 principal amount, of which we purchased $482.8 million. As of February 28, 2002, following our repurchase of these LYONs for cash, approximately $1 million of accreted value of these LYONs remained outstanding. Based on the aggregate amount outstanding on February 28, 2002, on May 8, 2003, holders of our 2.75% LYONs due 2020 will have the option to require us to repurchase their notes in an amount of $628.57 per $1,000 principal amount for a total of up to approximately $1.5 billion. Based on the aggregate amount outstanding on February 28, 2002, on May 20, 2004, holders of our 3.25% LYONs due 2020 will have the option to require us to repurchase their notes in an amount of $587.46 per $1,000 principal amount for a total of approximately $1.6 billion. Instead of repurchasing the LYONs with cash, we may elect to offer holders our common stock or a combination of our cash and common stock. At the time of such election, it may be in the best interests of our shareholders to satisfy such obligation in cash, however, we may not have sufficient cash available and we may not be able to finance the required amount on acceptable terms if at all. As a result we may be required to satisfy such obligations with our common stock, which would be extremely dilutive at our current stock prices. See "Risk factors-Our Low Stock Price May Reduce Our Earnings Per Share."

If we are unable to meet our cash requirements from operations we would be required to fund these cash requirements by alternative financings. There can be no assurance that we will be able to obtain alternative financing, that any such financing would be on favorable terms, or that we will be permitted to do so under the terms of our existing financing arrangements, or our financing arrangements in effect in the future. In the absence of such financing, our ability to respond to changing business and economic conditions, make future acquisitions, experience adverse operating results or fund required capital expenditures or increased working capital requirements may be adversely affected.

We had a net loss of $126.0 million for the second quarter of fiscal 2002 as compared to net income of $121.9 million for the second quarter of fiscal 2001.

THE AGREEMENTS GOVERNING OUR EXISTING AND FUTURE DEBT CONTAIN AND WILL CONTAIN VARIOUS COVENANTS THAT LIMIT OUR DISCRETION IN THE OPERATION OF OUR BUSINESS.

The agreements and instruments governing our existing and future debt and our secured credit facilities contain and may in the future contain various restrictive covenants that, among other things, require us to comply with or maintain certain financial tests and ratios and restrict our ability to:

  incur debt;

  incur or maintain liens;

  redeem and/or prepay subordinated debt;

  make acquisitions of businesses or entities;

  make investments, including loans and advances;

  make capital expenditures;

  engage in mergers, consolidations or certain sales of assets;

  engage in transactions with affiliates;

  pay dividends or engage in stock redemptions; and

  enter into certain restrictive agreements.

Our secured credit facilities are secured by a pledge of all of the capital stock of our material domestic subsidiaries, 65% of the capital stock of our first-tier material foreign subsidiaries and certain of our intercompany loans.

Our ability to comply with covenants contained in our existing debt and our secured credit facilities and other indebtedness to which we are or may become a party may be affected by events beyond our control, including prevailing economic, financial and industry conditions. Our failure to comply with our debt-related obligations could result in an event of default which, if not cured or waived, could result in an acceleration of our indebtedness and cross-defaults under our other indebtedness, which would have a material adverse effect on our financial condition. Even if we are able to comply with all applicable covenants, the restrictions on our ability to operate our business could harm our business by, among other things, limiting our ability to take advantage of financings, mergers, acquisitions and other corporate opportunities.

MOST OF OUR NET SALES COME FROM A SMALL NUMBER OF CUSTOMERS; IF WE LOSE ANY OF THESE CUSTOMERS, OUR NET SALES COULD DECLINE SIGNIFICANTLY.

Most of our annual net sales come from a small number of our customers. Our ten largest customers accounted for approximately 64% and 67% of net sales in the three- and six-month periods ended February 28, 2002 and approximately 71% and 74% of net sales in the corresponding periods of fiscal 2001. Since we depend on continued net sales from our largest customers, any material delay, cancellation or reduction of orders from these or other major customers could cause our net sales to decline significantly. Some of these customers individually account for more than ten percent of our annual net sales. We cannot guarantee that we will be able to retain any of our largest customers or any other accounts. In addition, our customers may materially reduce the level of services ordered from us at any time. This could cause a significant decline in our net sales and we may not be able to reduce the accompanying expenses at the same time. Moreover, our business, market share, financial condition and results of operations will continue to depend significantly on our ability to obtain orders from new customers, as well as on the financial condition and success of our customers. Therefore, any adverse factors affecting any of our customers or their customers could have a material adverse effect on our business, financial condition and results of operations. In addition to the above, some industry sources have projected that our market share by revenues may decline in the near term.

WE MAY ENCOUNTER SIGNIFICANT DELAYS OR DEFAULTS IN PAYMENTS OWED TO US BY CUSTOMERS FOR PRODUCTS WE HAVE MANUFACTURED OR COMPONENTS THAT ARE UNIQUE TO PARTICULAR CUSTOMERS.

We structure our agreements with customers to minimize our risks related to obsolete or unsold inventory. However, enforcement of these contracts may result in material expense and delay in payment for inventory. If any of our significant customers become unable or unwilling to purchase such inventory, our business may be materially harmed.

OUR CONTRACTS GENERALLY DO NOT INCLUDE MINIMUM PURCHASE REQUIREMENTS AND OUR PROJECTIONS OF FUTURE REVENUES FROM CUSTOMER BID WINS MAY BE LOWER THAN EXPECTED.

Although we have long-term contracts with a few of our top ten customers, including Ericsson and Nortel, under which these customers are obligated to obtain services from us, only Nortel is obligated to purchase any minimum amount of services. As a result, we cannot guarantee that we will receive any net sales from these contracts or any of our other contracts with customers. In addition, the customers with whom we have contracts may materially reduce the level of services ordered at any time, which they have done in the past. This could cause a significant decline in our net sales, and we may not be able to reduce our accompanying expenses at the same time.

IF WE ARE UNABLE TO MANAGE OUR GROWTH AND COST-EFFECTIVELY ASSIMILATE NEW OPERATIONS, OUR PROFITABILITY COULD DECLINE FURTHER.

We have experienced rapid growth over many years. In recent years, we have established operations in different locations throughout the world. For example, in fiscal 1998, we opened offices, acquired facilities or commenced manufacturing operations in nine foreign locations. Furthermore, through acquisitions in fiscal 1998 and 1999, we acquired or expanded our capabilities in six domestic facilities.

In fiscal 2000, we completed acquisitions of AMERICOM, SMART and Bluegum. Through additional acquisitions, we also acquired facilities in fourteen foreign locations. During fiscal 2001, we completed acquisitions of NEL, Shinei, Centennial, MCC-Sequel, and Sony's manufacturing facilities in Japan and Taiwan as well as IBM's repair center in the Netherlands. Thus far in fiscal 2002, we have completed acquisitions of Stream International, Iphotonics, Inc., Artesyn Solutions, Inc., C-MAC Industries Inc. We intend to continue to make acquisitions of companies and strategic assets under our acquisition strategy. These acquisitions may be for cash, capital stock or any combination of cash and capital stock, and may include the incurrence or assumption of indebtedness and a reduction of our available cash.

In order to achieve anticipated revenue and other financial performance targets, we must manage our assets and operations efficiently. Our expansion and growth place a heavy strain on our personnel and management, manufacturing and other resources. Our ability to manage the expansion to date, as well as any future expansion, will require progressive increases in manufacturing infrastructure, as well as enhancements or upgrades of accounting and other internal management systems and the implementation of a variety of procedures and controls. We cannot assure you that significant problems in these areas will not occur. Any failure to enhance or expand these systems and implement such procedures and controls in an efficient manner and at a pace consistent with our business activities could harm our financial condition and results of operations. In addition, should we continue to expand geographically, we may experience inefficiencies from the management of geographically dispersed facilities.

As we manage and continue to expand new operations, we may incur substantial infrastructure and working capital costs. If we do not achieve sufficient growth to offset increased expenses associated with rapid expansion, our ability to return to profitability will be harmed.

POSSIBLE FLUCTUATION OF OPERATING RESULTS FROM QUARTER TO QUARTER COULD AFFECT THE MARKET PRICE OF OUR SECURITIES.

Our quarterly earnings may fluctuate in the future due to a number of factors including the following:

  differences in the profitability of the types of manufacturing services we provide. For example, high velocity and low complexity printed circuit boards and systems assembly services have lower gross margins than low volume/complex printed circuit boards and systems assembly services;

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

WE DEPEND UPON ECONOMIC DEVELOPMENTS IN THE ELECTRONICS INDUSTRY AS A WHOLE, WHICH CONTINUALLY PRODUCES TECHNOLOGICALLY ADVANCED PRODUCTS WITH SHORT LIFE CYCLES; OUR INABILITY TO CONTINUALLY MANUFACTURE SUCH PRODUCTS IN A COST EFFECTIVE MANNER WOULD HARM OUR BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

WE DEPEND ON LIMITED OR SOLE SOURCE SUPPLIERS FOR CRITICAL COMPONENTS. THE INABILITY TO OBTAIN SUFFICIENT COMPONENTS AS REQUIRED WOULD CAUSE HARM TO OUR BUSINESS.

We are dependent on certain suppliers, including limited and sole source suppliers, to provide key components used in our products. We have experienced, and may continue to experience, delays in component deliveries, which could cause delays in product shipments and require the redesign of certain products. Also for our technology solutions business, we are dependent upon certain limited or sole source suppliers for critical components used for our memory module, communications card and embedded computer products. The electronics industry has experienced in the past, and may experience in the future, shortages in semiconductor devices, including DRAM, SRAM, flash memory, tantalum capacitors and other commodities that may be caused by such conditions as overall market demand surges or supplier production capacity constraints. Except for certain commodity parts, we generally have no written agreements with our suppliers. We cannot give any assurance that we will receive adequate component supplies on a timely basis in the future. The inability to continue to obtain sufficient components as required, or to develop alternative sources as required, could cause delays, disruptions or reductions in product shipments or require product redesigns which could damage relationships with current or prospective customers, thereby causing harm to our business.

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

WE DEPEND ON THE MEMORY MODULE PRODUCT MARKET.

Most of our technology solutions net sales are derived from memory modular products. The market for these products is characterized by frequent transitions in which products rapidly incorporate new features and performance standards. A failure to develop products with required feature sets or performance standards or a delay as short as a few months in bringing a new product to market could reduce our net sales which may materially harm our business, financial condition and results of operations. In addition, the market for semiconductor memory devices has been cyclical. The industry has experienced significant economic downturns at various times including at the present time, characterized by diminished product demand, accelerated erosion of average selling prices and excess production. In the past, there have been significant declines in the prices for DRAM, SRAM and flash memory. Similar occurrences will reduce our profit.

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

In the three- and six-month periods ended February 28 2002, approximately 59% and 62%, respectively, of net sales came from sites outside the United States, while approximately 47% and 46% of net sales came from sites outside the United States in the same period of fiscal 2001. As a result of our foreign sales and facilities, our operations are subject to a variety of risks that are unique to international operations, including the following:

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

In addition, we have operations in several locations in emerging or developing economies that have a potential for higher risk. The risks associated with these economies include but are not limited to currency volatility, and other economic or political risks. In the future, these factors may harm our results of operations. Our locations in emerging or developing economies include Mexico, Brazil, China, Malaysia, Hungary and Romania. While, to date, these factors have not had a significant adverse impact on our results of operations, we cannot give any assurance that there will not be such an impact. Furthermore, while we may adopt measures to reduce the impact of losses resulting from volatile currencies and other risks of doing business abroad, we cannot assure that such measures will be adequate.

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

WE ARE EXPOSED TO FLUCTUATIONS IN FOREIGN CURRENCY EXCHANGE RATES.

We enter into foreign exchange forward contracts intended to reduce the short-term impact of foreign currency fluctuations on foreign currency receivables, investments and payables. The gains and losses on the foreign exchange forward contracts offset the transaction gains and losses on the foreign currency receivables, investments, and payables recognized in earnings. We do not enter into foreign exchange forward contracts for speculative purposes. Our foreign exchange forward contracts related to current assets and liabilities are generally three months or less in original maturity.

We periodically hedge foreign currency forecasted transactions related to certain operating expenses with foreign exchange forward contracts. These transactions are treated as cash flow hedges. These foreign exchange forward contracts generally have original maturities of 18 months.

As of February 28, 2002, the majority of the foreign currency hedging contracts were scheduled to mature in approximately three months and there were no material deferred gains or losses. In addition, our international operations in some instances act as a natural hedge because both operating expenses and a portion of sales are denominated in local currency. In these instances, although an unfavorable change in the exchange rate of a foreign currency against the U.S. dollar will result in lower sales when translated to U.S. dollars, operating expenses will also be lower in these circumstances. Although approximately 21% of our net sales in the second quarter of fiscal 2002 were denominated in currencies other than U.S. dollar, we do not believe our total exposure to be significant because of natural hedges.

We have currency exposure arising from both sales and purchases denominated in currencies other than the functional currency of our sites. Fluctuations in the rate of exchange between the currency of the exposure and the functional currency of our site could seriously harm our business, operating results and financial condition. For example, if there is an increase in the rate at which a foreign currency is exchanged for U.S. dollars, it will require more of the foreign currency to equal a specified amount of U.S. dollars than before the rate increase. In such cases, and if we price our products and services in the foreign currency, we will receive less in U.S. dollars than we did before the rate increase went into effect. If we price our products and services in U.S. dollars and competitors price their products in local currency, an increase in the relative strength of the U.S. dollar could result in our prices being uncompetitive in markets where business is transacted in the local currency.

WE ARE EXPOSED TO INTEREST RATE FLUCTUATIONS.

The primary objective of our investment activities is to preserve principal, while at the same time, maximize yields without significantly increasing risk. To achieve this objective, we maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including both government and corporate obligations, certificates of deposit and money market funds. As of February 28, 2002, approximately 82% of our total portfolio was scheduled to mature in less than six months. In addition, our investments are diversified and of relatively short maturity. A hypothetical 10% increase in interest rates would not have a material effect on our investment portfolios.

The following table presents the amounts of our cash equivalents and short-term investments that are subject to interest rate risk by fiscal year of expected maturity and weighted average interest rates as of February 28, 2002:

                                   2002     2003     2004    Total    Fair Value
                                  -------  -------  -------  -------  ---------
Cash equivalents and short-term
  investments (in millions)..... $ 516.7  $  91.6  $  22.1  $ 630.4  $   630.4

Average interst rate............    2.12%    3.09%    2.65%

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

Our long-term debt instruments are subject to fixed interest rates. In addition, the amount of principal to be repaid at maturity is also fixed. In the case of the convertible notes, such notes are based on fixed conversion ratios into common stock. Therefore, we are not exposed to variable interest rates related to our long-term debt instruments, but we may become exposed if there were to be material borrowings under the facility.

WE MAY NOT BE ABLE TO ADEQUATELY PROTECT OR ENFORCE OUR INTELLECTUAL PROPERTY RIGHTS; AND WE COULD BECOME INVOLVED IN INTELLECTUAL PROPERTY DISPUTES.

Our ability to effectively compete may be affected by our ability to protect our proprietary information. We hold a number of patents and other license rights. These patent and license rights may not provide meaningful protection for our manufacturing processes and equipment innovations. In the past, third parties have asserted infringement claims against us or our customers and are likely to do so in the future. In the event of a successful infringement claim, we may be required to spend a significant amount of money to develop a non-infringing alternative or to obtain licenses. We may not be successful in developing such an alternative or obtaining a license on reasonable terms, if at all. In addition, any such litigation could be lengthy and costly and could harm our financial condition.

FAILURE TO COMPLY WITH ENVIRONMENTAL REGULATIONS COULD HARM OUR BUSINESS.

As a company in the electronics manufacturing services industry, we are subject to a variety of environmental regulations relating to the use, storage, discharge and disposal of hazardous chemicals used during our manufacturing process. Although we have never sustained any significant loss as a result of non-compliance with such regulations, any failure by us to comply with environmental laws and regulations could result in liabilities or the suspension of production. In addition, these laws and regulations could restrict our ability to expand our facilities or require us to acquire costly equipment or incur other significant costs to comply with regulations. The addition of numerous production and manufacturing service facilities as a result of our recent combination with C-MAC could generate additional risks that we have been unable to fully evaluate as of this time.

The investigations of the C-MAC facilities to date indicate that there are some contaminated sites for which C-MAC has been indemnified by third parties with respect to any required remediation, sites for which there is a risk of the presence of contamination, and sites with some levels of contamination for which C-MAC may be liable and which may or may not ultimately require any remediation. We have obtained environmental insurance to mitigate certain environmental liabilities posed by C-MAC's operations and facilities. We believe, based on our current knowledge, that the cost of any groundwater or soil clean-up that may be required at C-MAC facilities would not materially harm our business, financial condition and results of operations. Nevertheless, the process of remediating contamination in soil and groundwater at the facilities is costly, and there can be no assurance that the costs of such activities would not harm our business, financial condition and results of operations in the future.

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

  ratings downgrades may have a negative impact on our stock price;

  political and economic developments in countries in which we have operations; and

  general market conditions.

OUR RATING DOWNGRADES MAKES IT MORE EXPENSIVE FOR US TO BORROW MONEY

On December 18, 2001 Moody's Investor's Service and Standard & Poor's downgraded our senior unsecured debt rating to "Ba1" and "BB+" respectively with a negative outlook. On March 22, 2002, Standard and Poor's downgraded our senior unsecured debt rating to "BB" with a negative outlook. These rating downgrades will increase our cost of capital should we borrow under our revolving lines of credit, and may make it more expensive for us to raise additional capital in the future on terms that are acceptable to us or at all. In addition, ratings downgrades may negatively impact the price of our common stock and many have other negative implications on our business, many of which are beyond our control.

OUR LOW STOCK PRICE MAY REDUCE OUR EARNINGS PER SHARE.

On May 8, 2003, we may become obligated to purchase, at the option of the holders, all or a portion of the outstanding 2.75% LYONs at a price of $628.57 per note and on May 20, 2004 we may become obligated to purchase, at the option of the holders, all or a portion of the outstanding 3.25% LYONs at a price of $587.46 per note. We have the option to pay the purchase price of LYONs in cash or common stock or any combination thereof. At the time of such election, it may be in the best interests of our shareholders to satisfy such obligation in cash, however, we may not have sufficient cash available and we may not be able to finance the required amounts on acceptable terms if at all. As a result we may be required to satisfy such obligations with our common stock. If we elect to pay the purchase price, in whole or part, in shares of our common stock, the number of shares of common stock to be delivered shall equal the purchase price divided by the average of the sale prices of the common stock for the five trading day period ending on the third business day prior to May 8, 2003 or May 20, 2004, as the case may be. On each respective repurchase date the 2.75% LYONs or the 3.25% LYONs are convertible into common stock at a price of $50.98 per share or 12.3309 shares per LYON in the case of the 2.75% LYONs or at a price of $49.84 per share or 11.7862 shares per LYON, in the case of the 3.25% LYONs. In the event that our stock price remains below $50.98 per share at May 8, 2003 or below $49.84 per share at May 20, 2004, as the case may be, we may have to issue a significant amount of additional shares to such holders. Accordingly, our earnings per share may be significantly reduced.

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

OUR ANTI TAKEOVER DEFENSE PROVISIONS MAY DETER POTENTIAL ACQUIRORS AND MAY DEPRESS OUR STOCK PRICE.

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

None

Item 3: Defaults upon Senior Securities

None

Item 4: Submission of Matters to a Vote of Security Holders

Annual Meeting of Stockholders Held January 23, 2002

Final Report of The Inspector Of Election

1) At the Meeting, the votes on the election of eleven (11) directors to serve for the ensuing year and until their successor are duly elected and qualified, was as follows:

	In Favor	Withheld
Dr. Koichi Nishimura Richard A. D'Amore Charles A. Dickinson Heinz Fridrich William A. Hasler Dr. Kenneth E. Haughton Dr. Paul R. Low C. Wesley M. Scott Ajay B. Shah Dennis Wood Osamu Yamada	529,996,557 528,912,521 523,039,736 529,333,055 525,086,737 528,947,413 529,084,215 528,903,503 530,037,841 529,557,856 529,195,491	13,530,383 14,614,419 20,487,204 14,193,885 18,440,203 14,579,527 14,442,725 14,623,437 13,489,099 13,969,084 14,331,449

2) At the Meeting, the vote to approve the Company's 2002 Stock Option Plan, was as follows:

For	Against	Abstain
370,458,413	61,670,227	3,236,357

3) At the Meeting, the vote to ratify the appointment of KPMG LLP as independent auditors for the fiscal year ending August 31, 2002, was as follows:

For	Against	Abstain
531,538,295	9,797,046	2,191,598

IN WITNESS WHEREOF, I have made this Final Report and have hereunto set my hand this 28th day of January 2002.

Respectfully submitted,

Solectron Corporation

/s/_______________
Susan Wang
Secretary

Item 5: Other Information

None

Item 6: Exhibits and Reports on Form 8-K

(a) Exhibits:

Exhibit No.	Exhibit Description
4.1***	Senior Debt Securities Indenture, dated as of February 6, 2002, between the Registrant and State Street Bank and Trust Company of California, N.A., as Trustee.
4.2*	Subordinated Debt Securities Indenture dated as of December 27, 2001 between the Registrant and State Street Bank and Trust Company of California, N.A. as Trustee
4.3***	First Supplemental Indenture, dated as of February 6, 2002, between the Registrant and State Street Bank and Trust Company of California, N.A., as Trustee.
4.4*	First Supplemental Indenture dated as of December 27, 2001 between the Registrant and State Street Bank and Trust Company of California, N.A. as Trustee
4.5*	Purchase Contract Agreement dated as of December 27, 2001 between the Registrant and State Street Bank and Trust Company of California, N.A., as purchase contract agent.
4.6*

Pledge Agreement dated as of December 27, 2001 among the Registrant, U.S. Bank Trust, N.A., as collateral agent, custodial agent, and securities intermediary, and State Street Bank and Trust Company of California, N.A., as purchase contract agent.

4.7*	Pledge Agreement dated as of December 27, 2001 between the Registrant and State Street Bank and Trust Company of California, N.A., as the Trustee for the holders of the Debentures.
4.8**

Amendment No. 1 made and entered into as of January 8, 2002 to Pledge Agreement dated as of December 27, 2001 between the Registrant and State Street Bank and Trust Company of California, N.A., as the Trustee for the holders of the Debentures.

4.9*	Control Agreement dated as of December 27, 2001 between the Registrant and State Street Bank and Trust Company of California, N.A., as Trustee and as securities intermediary and depository bank.
4.10**

Amendment No. 1 made and entered into as of January 8, 2002 to Control Agreement dated as of December 27, 2001 between the Registrant and State Street Bank and Trust Company of California, N.A., as Trustee and as securities intermediary and depository bank

10.1

Three-Year facility Credit Agreement dated as of February 14, 2002, among the Registrant and Goldman, Sachs Credit Partners, L.P., Bank of America, N.A., JP Morgan Chase Bank and The Bank of Nova Scotia.

10.2	364-Day Facility Credit Agreement dated as of February 14, 2002, among the Registrant and Goldman, Sachs Credit Partners, L.P., Bank of America, N.A., JP Morgan Chase Bank and The bank of Nova Soctia.

* Exhibit previously filed in Registrant's Form 8-K filed with the Securities and Exchange Commission on January 7, 2002

** Exhibit previously filed in Registrant's Amendment No. 1 to Form 8-K dated January 7, 2002 filed with the Securities and Exchange Commission on January 10, 2002

*** Exhibit previously filed in Registrant's Form 8-K filed with the Securities and Exchange Commission on February 8, 2002

(b) Reports on Form 8-K

On December 14, 2001, Solectron filed a Current Report on Form 8-K regarding its completion of acquisition of C-MAC Industries ("C-MAC"). As of December 3, 2001, the Registrant issued 1.755 shares of Solectron common stock in exchange for each C-MAC common share outstanding. Upon timely elections, C-MAC Canadian shareholders received common shares in a Solectron Canadian subsidiary, exchangeable into Solectron common shares.

On December 18, 2001, Solectron filed Amendment No.1 to Form 8-K filed on December 14, 2001, pursuant to which Solectron filed certain financial information under Item 7 of Form 8-K related to the acquisition of C- MAC.

On December 18, 2001, Solectron filed a Current Report on Form 8-K to include the Registrant's fiscal first quarter results and outlook for its fiscal second quarter. Solectron also issued a press release announcing that it intends to use cash to meet any obligations next month to repurchase its zero-coupon senior convertible notes due in 2019.

On January 7, 2002, Solectron filed a Current Report on Form 8-K related to the offering of $1,000,000,000 of the Registrant's 7.25% Adjustable Conversion-Rate Equity Security Units (the "Units").

On January 10, 2002, Solectron filed an Amendment No. 1 to Form 8-K filed on January 7, 2002 related to the offering of $1,100,000 of the Registrant's 7.25% Adjustable Conversion-Rate Equity Security Units (the "Units").

On February 1, 2002, Solectron filed a Current Report on Form 8-K to announce its negotiations with Lucent Technologies.

On February 6, 2002, Solectron filed a Current Report on Form 8-K regarding long-time senior executive and corporate officer Susan Wang's intention to retire after 18 years with the company.

On February 8, 2002, Solectron filed a Current Report on Form 8-K related to the offering of $500,000,000 aggregate principal amount of the Registrant's 9.625% Senior Notes due 2009.

On April 2, 2002, Solectron filed a Current Report on Form 8-K related to the announcement of the purchase of equipment and inventory, and Three Year Supply Agreement with Lucent Technologies.

SOLECTRON CORPORATION

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOLECTRON CORPORATION
(Registrant)

Date: April 12, 2002

By:	/s/ Kiran Patel

Kiran Patel
Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)