Form 10-Q
period 2002-05-31
SOLECTRON CORP
filed 2002-07-10
CIK 835541

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2002

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

(408) 957-8500

(Registrant’s telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days.

     YES [X]  NO [   ]

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

     At July 1, 2002, 823,849,559 shares of Common Stock of the Registrant were outstanding.

SOLECTRON CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SOLECTRON CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions)

	May 31,	August 31,
	2002	2001

	(unaudited)
ASSETS
Current assets:
Cash, cash equivalents and short-term investments	$2,806.6	$2,790.1
Restricted cash, cash equivalents and short-term investments	425.7	—
Accounts receivable, net	2,016.7	2,443.6
Inventories	2,098.7	3,209.9
Prepaid expenses and other current assets	706.4	410.0

Total current assets	8,054.1	8,853.6
Net property and equipment	1,439.6	1,304.7
Goodwill	4,506.1	1,987.2
Other assets	878.6	934.4

Total assets	$14,878.4	$13,079.9

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$1,650.2	$306.2
Accounts payable	1,552.5	1,786.1
Accrued employee compensation	213.2	166.5
Accrued expenses	593.8	363.7
Other current liabilities	119.3	216.3

Total current liabilities	4,129.0	2,838.8
Long-term debt	3,250.8	5,027.5
Other long-term liabilities	95.8	62.9

Total liabilities	7,475.6	7,929.2

Commitments and contingencies
Stockholders’ equity:
Common stock	0.8	0.7
Additional paid-in capital	6,625.4	3,877.6
Retained earnings	1,068.7	1,531.6
Accumulated other comprehensive losses	(292.1)	(259.2)

Total stockholders’ equity	7,402.8	5,150.7

Total liabilities and stockholders’ equity	$14,878.4	$13,079.9

See accompanying notes to condensed consolidated financial statements.

SOLECTRON CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended

	May 31,	May 31,	May 31,	May 31,
	2002	2001	2002	2001

Net sales	$3,032.8	$3,983.4	$9,159.6	$15,097.4
Cost of sales	2,821.6	3,677.7	8,546.6	13,818.8

Gross profit	211.2	305.7	613.0	1,278.6
Operating expenses:
Selling, general and administrative	225.1	203.1	602.8	580.8
Research and development	20.4	19.5	54.1	55.8
Goodwill amortization expense	—	52.3	—	87.8
Acquisition costs	—	0.3	—	29.5
Restructuring & impairment costs	313.4	285.0	561.0	310.3

Operating income (loss)	(347.7)	(254.5)	(604.9)	214.4
Interest income	14.0	22.7	55.3	95.9
Interest expense	(72.2)	(48.2)	(177.4)	(128.0)

Income (loss) before income taxes and extraordinary gain	(405.9)	(280.0)	(727.0)	182.3
Income tax provision (benefit)	(118.9)	(94.3)	(232.4)	55.5

Income (loss) before extraordinary gain	(287.0)	(185.7)	(494.6)	126.8
Extraordinary gain, net of tax	2.6	—	31.7	—

Net income (loss)	$(284.4)	$(185.7)	$(462.9)	$126.8

Basic net income (loss) per share:
Income (loss) before extraordinary gain	$(0.35)	$(0.28)	$(0.64)	$0.20
Extraordinary gain, net of income tax	—	—	0.04	—

	$(0.35)	$(0.28)	$(0.60)	$0.20

Diluted net income per share:
Income (loss) before extraordinary gain	$(0.35)	$(0.28)	$(0.64)	$0.19
Extraordinary gain, net of income tax	—	—	0.04	—

	$(0.35)	$(0.28)	$(0.60)	$0.19

Shares used in per-share calculation:
Basic	823.2	654.1	768.4	636.9
Diluted	823.2	654.1	768.4	653.1

See accompanying notes to condensed consolidated financial statements.

SOLECTRON CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions)
(Unaudited)

	Three Months Ended		Nine Months Ended

	May 31,	May 31,	May 31,	May 31,
	2002	2001	2002	2001

Net income (loss)	$(284.4)	$(185.7)	$(462.9)	$126.8
Other comprehensive income (loss):
Foreign currency translation adjustments	83.3	(72.0)	(35.3)	(101.1)
Unrealized gain (loss) on investments and derivatives	4.7	(0.2)	2.3	(4.9)

Comprehensive income (loss)	$(196.4)	$(257.9)	$(495.9)	$20.8

Accumulated foreign currency translation losses were $294.4 million at May 31, 2002 and $259.4 million at August 31, 2001. Accumulated unrealized gains on investments and derivatives were $2.3 million at May 31, 2002, and $0.2 million at August 31, 2001.

See accompanying notes to condensed consolidated financial statements.

SOLECTRON CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine Months Ended

	May 31,	May 31,
	2002	2001

Cash flows from operating activities:
Net income (loss)	$(462.9)	$126.8
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	299.5	389.8
Amortization of debt issuance costs and accretion of discount on notes payable	105.7	108.8
Tax benefit associated with the exercise of stock options	3.5	40.1
Extraordinary gain, net of tax	(31.7)	—
Loss (gain) on disposal of property and equipment	(2.3)	3.2
Impairment of property and equipment and other long-term assets	334.3	139.4
Other	—	18.6
Changes in operating assets and liabilities:
Accounts receivable	797.6	84.9
Inventories	1,501.2	(21.9)
Prepaid expenses and other current assets	(267.8)	(27.0)
Accounts payable	(374.5)	(989.9)
Accrued expenses and other current liabilities	78.5	(103.1)

Net cash provided by (used in) operating activities	1,981.1	(230.3)

Cash flows from investing activities:
Change in restricted cash	(425.7)	—
Sales and maturities of short-term investments	534.8	1,169.1
Purchases of short-term investments	(533.6)	(540.5)
Acquisition of business, net of cash acquired	(231.3)	(2,391.4)
Acquisition of manufacturing assets and locations	(102.2)	(84.0)
Capital expenditures	(189.0)	(454.9)
Purchase of facilities under synthetic leases	(179.3)	—
Proceeds from sale of property and equipment	100.0	83.6
Other	(31.6)	(148.5)

Net cash used in investing activities	(1,057.9)	(2,366.6)

Cash flows from financing activities:
Net proceeds from bank lines of credit	528.1	121.0
Repayment of borrowings under bank lines of credit	(629.3)	(113.8)
Proceeds from issuance of ACES and Senior notes	1,553.8	—
Net proceeds from long-term debt	152.4	1,544.2
Repurchase of LYONS	(1,861.0)	—
Principal payments on long-term debt	(603.0)	(15.3)
Common stock repurchase	(4.5)	—
Net proceeds from stock issued under option and employee purchase plans	30.1	54.8
Net proceeds from issuance of common stock	—	1,429.0
Other	(21.8)	17.0

Net cash provided by (used in) financing activities	(855.2)	3,036.9

Effect of exchange rate changes on cash and cash equivalents	(53.8)	(69.5)

Net increase (decrease) in cash and cash equivalents	14.2	370.5
Cash and cash equivalents at beginning of period	2,482.3	1,475.5

Cash and cash equivalents at end of period	$2,496.5	$1,846.0

SUPPLEMENTAL DISCLOSURES
Cash paid (received) during the period:
Income taxes	$(30.6)	$144.5
Interest	$42.0	$11.0
Non-cash investing and financing activities:
Issuance of common stock for business combination, net of cash acquired	$2,513.3	$—

See accompanying notes to condensed consolidated financial statements.

SOLECTRON CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

NOTE 1 — Basis of Presentation

The accompanying unaudited condensed consolidated balance sheet as of May 31, 2002, and the related unaudited condensed consolidated statements of operations and comprehensive income (loss) for the three and nine months ended May 31, 2002 and 2001, and cash flows for the nine months ended May 31, 2002 and 2001, have been prepared on substantially the same basis as the annual consolidated financial statements. Management believes the financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company’s financial position, operating results and cash flows for the periods presented. The condensed consolidated balance sheet as of August 31, 2001 was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended August 31, 2001, included in the Company’s Annual Report to Stockholders.

The Company’s third quarter of fiscal 2002 ended May 31, 2002, its third quarter of fiscal 2001 ended June 1, 2001. For clarity of presentation, the Company has indicated its third fiscal quarters as having ended on May 31.

Certain prior-year amounts have been reclassified to conform with the current-year presentation.

NOTE 2 — Inventories

Inventories consisted of (in millions):

	May 31,	August 31,
	2002	2001

Raw materials	$1,522.6	$2,503.5
Work-in-process	275.8	331.0
Finished goods	300.3	375.4

Total	$2,098.7	$3,209.9

NOTE 3 — Net Income (Loss) Per Share

The following table sets forth the computation of basic and diluted net income (loss) per share for the three- and nine-month periods ended May 31, 2002 and 2001.

	Three Months Ended		Nine Months Ended

	May 31,	May 31,	May 31,	May 31,
	2002	2001	2002	2001

		(in millions, except per share data)
Income (loss) before extraordinary gain	$(287.0)	$(185.7)	$(494.6)	$126.8
Extraordinary gain, net of tax	2.6	—	31.7	—

Net income (loss) — diluted	$(284.4)	$(185.7)	$(462.9)	$126.8

Weighted average shares — basic	823.2	654.1	768.4	636.9
Common shares issuable upon exercise of stock options	—	—	—	16.2

Weighted average shares — diluted	823.2	654.1	768.4	653.1

Basic net income per share:
Income (loss) before extraordinary gain	$(0.35)	$(0.28)	$(0.64)	$0.20
Extraordinary gain per share	—	—	0.04	—

Net income (loss) per share	$(0.35)	$(0.28)	$(0.60)	$0.20

Diluted net income per share:
Income (loss) before extraordinary gain	$(0.35)	$(0.28)	$(0.64)	$0.19
Extraordinary gain per share	—	—	0.04	—

Net income (loss) per share	$(0.35)	$(0.28)	$(0.60)	$0.19

The calculation for the three- and nine-month periods ended May 31, 2002 did not include the 61.2 million common shares issuable upon conversion of the Company’s Liquid Yield Option Notes (LYONs), or 64.7 million options to purchase common stock outstanding at May 31, 2002, as the effect would have been antidilutive. In addition, the calculation for the three-month and nine-month periods ended May 31, 2002 did not include 112.1 million and 66.9 million common shares, respectively, issuable upon conversion of the Company’s Adjustable Conversion-Rate Equity Security Units (ACES), as the effect would have been antidilutive.

For the three-month period ended May 31, 2001, a total of 45.5 million options were not included in the calculation because the effect would have been antidilutive. For the nine-month period ended May 31, 2001, the exercise prices for 15.3 million options were greater than the average market prices of Solectron’s common stock for this period. Consequently, these options were not included in the calculation because the effect would have been antidilutive. In addition, the calculation for the three- and nine-month periods ended May 31, 2001, did not include 108.6 million and 97.9 million common shares, respectively, issuable upon conversion of the Company’s LYONs, as the effect would have been antidilutive.

NOTE 4 — Commitments and contingencies

Synthetic Leases

The Company and its subsidiaries have three synthetic lease agreements relating to five manufacturing sites. The Company has accounted for these arrangements as operating leases in accordance with Statement of Financial Accounting Standards No. 13, Accounting for Leases, as amended. The leases have expiration dates in 2002 to 2004. At the end of the lease term, the Company has an option, subject to certain conditions to purchase the facility for the “Termination Value,” which approximates original cost, or to cause a third party to purchase the property for the Termination Value. If the Company, one of its subsidiaries, or a third party purchases the facility for less than the Termination Value or if the property is not purchased, the Company or the subsidiary leasing the facility, will be contingently liable under a first loss clause for up to 85% of original cost of the facility, which percentage of original cost was approximately $105 million in the aggregate as of May 31, 2002. The Company is entitled to any proceeds from a sale of the property to a third party in excess of the Termination Value. The approximate maximum Termination Values for each of the leases are provided below, which have been fully cash collateralized by the Company:

A)	$52 million — Milpitas, CA

B)	$13 million — San Jose, CA

C)	$58 million for one site in Columbia, SC; and two sites in Fremont, CA

If the Company determines that it is probable that the expected fair value of the property at the end of the lease term will be less than the Termination Value, the Company will accrue the expected loss on a straight line basis over the remaining lease term.

Each lease agreement contains various affirmative, negative and, except for C), financial covenants. A default under a lease, including violation of these covenants, may require the Company to purchase the facility (or facilities) for the Termination Value. Monthly lease payments are generally based on the 30-day LIBOR index (1.84% as of May 31, 2002) plus an interest rate margin, which may vary depending upon the Company’s, Moody’s, Standard and Poor’s ratings, based on the Termination Value. Prior to May 31, 2002, the Company obtained written waivers of breaches of financial covenants contained in the leases for A) and B) above. As of May 31, 2002, the Company was not in breach of any covenants since it obtained waivers from each of the financial institutions, other than for C), for which no waiver was necessary. The waivers have expiration dates of August 1, 2002. These waivers were sought and obtained in relation to the Company’s capital raising activities from December 2001 to February 2002. As of May 31, 2002, the Company provided $65 million of cash as collateral in support of these waivers under these lease agreements. The Company believes it will be able to refinance these leases with other institutions. If the Company is not able to refinance these leases, the Company will be required to purchase the facilities for an aggregate purchase price of $65 million on or before August 1, 2002. The lease with respect to C) expires on June 4, 2004, is not subject to any temporary waivers, and is cash collateralized in an amount equal to $58 million. The total cash collateral of $123 million is included in restricted cash, cash equivalents and short-term investments in the accompanying consolidated balance sheet as of May 31, 2002.

The Company purchased its Nakaniida, Japan site on March 8, 2002 for $63 million, which was paid for with cash collateral previously provided under the synthetic lease for this site. On May 1, 2002, the Company purchased two California sites from its lessors for $58 million, which were paid for with cash collateral previously provided under the synthetic leases for these sites. On May 1, 2002, the Company also paid down the synthetic leases for $59 million for sites in Washington and Georgia, which were paid for with cash collateral previously provided under the synthetic leases for these sites. The Company recorded approximately $35 million of impairment charges during the current quarter related to these acquired facilities.

Sale Lease-back Transactions

In addition, Solectron periodically enters into lease arrangements with third-party leasing companies under which it sells fixed assets and leases them back from the leasing companies. Solectron is accounting for these leases as operating leases. Any gains from sale lease-back transactions are deferred and amortized over the lease period.

Derivative Instruments

Solectron enters into foreign exchange forward contracts intended to reduce the short-term impact of foreign currency fluctuations on foreign currency receivables, investments and payables. The gains and losses on the foreign exchange forward contracts offset the transaction gains and losses on the foreign currency receivables, investments, and payables recognized in earnings. The Company does not enter into foreign exchange forward contracts for speculative purposes. Solectron’s foreign exchange forward contracts related to current assets and liabilities are generally three months or less in original maturity.

Solectron periodically hedges foreign currency forecasted transactions related to certain operating expenses with foreign exchange forward contracts. These transactions are treated as cash flow hedges in accordance with Statement of Financial Accounting Standards No. 133. These foreign exchange forward contracts have original maturities of up to 18 months.

Solectron also uses interest rate swaps to hedge its mix of short-term and long-term interest rate exposures resulting from Solectron’s debt obligations. During the quarter, Solectron entered into interest rate swap transactions under which it pays variable rates and receives fixed rates. The interest rate swaps have a total notional amount of $1 billion. $500 million relates to the Company’s $1.1 billion Adjustable Conversion-Rate Equity Security (ACES) and expires on November 15, 2004. The other $500 million which relates to 9.625% $500 million senior notes expires on February 15, 2009. Under each of these swap transactions, Solectron pays an interest rate equal to the 3-month LIBOR rate plus a fixed spread. In exchange, Solectron receives fixed interest rate of 7.25% on the first $500 million and 9.625% on the second $500 million. These swap transactions effectively replace the fixed interest rates that the Company must pay on some of its ACES and its 9.625% senior notes with variable interest rates. These swaps are designated as fair value hedges under Statement of Financial Accounting Standards No. 133.

The Company’s prior $52 million interest rate swap, designated as a cash flow hedge, under which Solectron paid a fixed rate of interest hedging against the variable interest rates implicit in the rent charged by the lessor for the facility lease at Milpitas, California, expired June 3, 2002.

As of May 31, 2002, Solectron had outstanding foreign exchange forward contracts with a total notional amount of approximately $580 million. The interest rate swaps had aggregate notional amounts of $1,052 million. The fair values of these derivatives were not significant.

For all derivative transactions, Solectron is exposed to counterparty credit risk to the extent that the counter parties may not be able to meet their obligations towards Solectron. To manage the counterparty risk, Solectron limits its derivative transactions to those with major financial institutions. Solectron does not expect to experience any material adverse financial consequences as a result of default by Solectron’s counterparties.

Related Party Guarantees

Solectron guarantees $60 million of debt and $88 million of vendor contracts for its minority owned affiliate, Pacific City International Holdings, (PCI). The guarantee will expire during December 2002.

NOTE 5 — Segment Information

As a result of Solectron’s acquisition of C-MAC on December 3, 2001, Solectron has made organizational changes and has created the Microsystems Business Unit. Solectron now has the following four business units: Global Operations, Technology Solutions, Global Services and Microsystems. Each business unit has its own president and support staff. Solectron’s management uses an internal management reporting system, which provides important financial data to evaluate performance and allocate resources for the four business units. Certain corporate expenses have been allocated to Solectron’s business units and were included for performance evaluation. The accounting policies for the segments were the same as for Solectron taken as a whole.

	Three Months Ended		Nine Months Ended

	May 31,	May 31,	May 31,	May 31,
	2002	2001	2002	2001

		(in millions)
Net sales:
Global operations	$2,447.5	$3,606.0	$7,766.3	$13,793.6
Technology solutions	257.8	293.4	599.7	1,082.0
Global services	221.4	84.0	586.3	221.8
Microsystems	106.1	—	207.3	—

	$3,032.8	$3,983.4	$9,159.6	$15,097.4

Depreciation and amortization:
Global operations	$68.5	$149.0	$240.0	$359.5
Technology solutions	6.4	6.7	21.0	21.3
Global services	8.0	2.9	22.2	9.0
Microsystems	7.7	—	16.3	—

	$90.6	$158.6	$299.5	$389.8

Interest income:
Global operations	$3.0	$4.2	$19.4	$11.9
Technology solutions	0.4	0.4	1.2	1.6
Global services	0.1	—	0.4	0.1
Microsystems	—	—	0.3	—
Corporate	10.5	18.1	34.0	82.3

	$14.0	$22.7	$55.3	$95.9

Interest expense:
Global operations	$4.8	$4.9	$13.7	$13.9
Technology solutions	0.2	0.6	0.6	1.0
Global services	0.3	—	1.5	—
Microsystems	0.3	—	0.8	—
Corporate	66.6	42.7	160.8	113.1

	$72.2	$48.2	$177.4	$128.0

Income (loss) before income taxes and extraordinary gain:
Global operations	$(214.6)	$(222.9)	$(598.3)	$212.6
Technology solutions	(15.4)	(33.9)	(33.9)	8.9
Global services	(7.6)	11.1	17.2	28.1
Microsystems	(0.4)	—	(2.0)	—
Corporate	(167.9)	(34.3)	(110.0)	(67.3)

	$(405.9)	$(280.0)	$(727.0)	$182.3

Capital expenditures:
Global operations	$215.1	$35.0	$281.0	$395.3
Technology solutions	1.9	1.7	9.0	18.7
Global services	14.9	0.8	41.6	8.4
Microsystems	0.8	—	4.2	—
Corporate	18.0	2.8	32.5	32.5

	$250.7	$40.3	$368.3	$454.9

Geographic net sales:
United States	$1,181.4	$1,540.3	$3,585.7	$7,011.3
Other North America and Latin America	395.1	629.9	1,058.9	2,240.2
Europe	506.5	798.9	1,534.5	2,832.7
Malaysia	323.5	398.1	1,052.1	1,764.9
Asia Pacific	626.3	616.2	1,928.4	1,248.3

	$3,032.8	$3,983.4	$9,159.6	$15,097.4

	May 31,	August 31,
	2002	2001

	(in millions)
Total assets:
Global operations	$9,677.7	$9,752.4
Technology solutions	708.7	587.5
Global services	796.7	184.9
Microsystems	616.8	—
Corporate	3,078.5	2,555.1

	$14,878.4	$13,079.9

	May 31,	August 31,
	2002	2001

	(in millions)
Total assets:
United States	$6,817.3	$5,854.2
Other North America and Latin America	2,736.0	1,543.7
Europe	1,455.4	1,904.0
Asia Pacific	3,869.7	3,778.0

	$14,878.4	$13,079.9

NOTE 6 — Long-Term Debt

Zero-Coupon Convertible Senior Notes

During the third quarter of the fiscal year 2002, Solectron repurchased a portion of its 3.25% Zero Coupon Senior Liquid Yield Option Notes (LYONs) due 2020 with a carrying amount of approximately $25 million for approximately $21 million. These transactions resulted in an extraordinary gain of approximately $3.3 million, net of tax.

During the second quarter of the fiscal year 2002, Solectron repurchased substantially all of its remaining 4.0% LYONs due 2019 with a carrying amount of approximately $607 million for approximately $618 million, a portion of its 2.75% LYONs due 2020 with a carrying amount of approximately $995 million for approximately $940 million, and a portion of its 3.25% LYONs due 2020 with a carrying amount of approximately $65 million for approximately $60 million. The total cash payments for the LYONs repurchased during the second quarter of fiscal 2002 was approximately $1.6 billion. These transactions resulted in an extraordinary gain of approximately $31 million, net of tax.

During the first quarter of the fiscal year 2002, Solectron repurchased a portion of its 4.0% LYONs due 2019 with a carrying amount of approximately $218 million for approximately $222 million resulting in an extraordinary loss of $2 million, net of tax.

Adjustable Conversion-Rate Equity Security units (ACES)

During the second quarter of fiscal year 2002, Solectron closed its public offering of $1.1 billion or 44 million units of 7.25% Adjustable Conversion-Rate Equity Security units (ACES). Each ACES unit has a stated amount of $25 and consists of (a) a contract requiring the holder to purchase, for $25, a number of shares of Solectron common stock to be determined on November 15, 2004, based on the average trading price of Solectron’s common stock at that time and certain specified settlement rates ranging from 2.1597 shares of Solectron’s common stock per purchase contract to 2.5484 shares of Solectron’s common stock per purchase contract (subject to certain anti-dilution adjustments), and (b) $25 principal amount of 7.25% subordinated debentures due 2006. Solectron received net proceeds of approximately $1.1 billion from the transaction. Solectron allocated $48.4 million of the fair value to the purchase contracts. The debentures initially will be held and pledged for Solectron’s benefit to secure the holders’ obligation to purchase Solectron’s common stock on November 15, 2004. On or about August 15, 2004, the ACES debentures will be remarketed and if the remarketing is successful, the interest rate will be reset at then current rates as described in the indentures and the proceeds from the remarketing will be used to satisfy the holders’ obligation to purchase Solectron’s common stock in November 2004. If the debentures are not successfully remarketed, the interest rate will not be reset and Solectron may use the pledged debentures to satisfy the holders’ obligation to purchase the Company’s common stock in November 2004. Solectron used approximately $150.6 million in cash to purchase treasury securities sufficient to collateralize the Company’s obligations under the debentures in an amount equal to the first eight quarterly interest payments on the debentures. The remaining treasury securities are included in restricted cash, cash equivalents and short term investments in the consolidated balance sheet as of May 31, 2002.

9.625% Senior Notes

On February 8, 2002, Solectron issued an aggregate principal amount of $500 million of 9.625% senior notes due 2009. Solectron received net proceeds of approximately $486.8 million. Solectron is required to pay interest on the notes in cash on February 15 and August 15 of each year. The indenture governing the terms of these notes contains restrictive covenants that limit Solectron and its subsidiaries from making distributions on their capital stock, investments, incurring debt, issuing preferred stock, engaging in assets sales and other important covenants and restrictions.

NOTE 7 — Stockholders’ Equity

On September 17, 2001, Solectron’s board of directors authorized a $200 million stock repurchase program. During the first fiscal quarter of 2002, Solectron repurchased 442,200 shares of its common stock at an average price of $10.10 for approximately $4.5 million. No purchases were made in the second or third quarter of 2002.

NOTE 8 — Accounting Pronouncements

The FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations, in August 2001, SFAS No.144, Accounting for the Impairment or Disposal of Long-lived Assets, in October 2001 and SFAS No.145 Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 143 requires that the fair value of an asset retirement obligation be recorded as a liability in the period in which it incurs the obligation. SFAS No. 144 serves to clarify and further define the provisions of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. SFAS No. 144 does not apply to goodwill and other intangible assets that are not amortized. SFAS No. 145 requires that certain gains and losses from extinguishment of debt no longer be classified as an extraordinary item. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002, SFAS No. 144 is effective for fiscal years beginning after December 15, 2001 and SFAS No. 145 is effective for fiscal years beginning after May 15, 2002 (with accounting for certain transactions effective May 15, 2002). Solectron expects to adopt these three statements effective September 1, 2002. The adoption of these statements is not expected to have a material effect on the Company’s consolidated financial position or results of operations.

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

SFAS No. 141 required, upon adoption of SFAS No. 142, that Solectron evaluate its existing intangibles assets and goodwill that were acquired in prior purchase business combinations, and to make any necessary reclassifications in order to conform with the new criteria in SFAS No. 141 for recognition apart from goodwill. Upon adoption of SFAS No. 142, Solectron reassessed the useful lives and residual values of all intangible assets acquired in purchase business combinations, and no significant changes were deemed necessary. Solectron was also required to test the intangible assets for impairment in accordance with the provisions of SFAS No. 142 within the first interim period. No impairment loss was deemed necessary related to intangible assets during the first interim period.

Goodwill

In connection with the transitional goodwill impairment evaluation, SFAS No. 142 required Solectron to perform an assessment of whether there was an indication that goodwill was impaired as of the date of adoption. To accomplish this, Solectron identified its reporting units to be consistent with its business units as defined in Note 5, using the aggregation criteria included in the standard. Solectron then determined the carrying value of its global operations business unit which includes all but insignificant amounts of goodwill by allocating the assets and liabilities, including the goodwill and intangible assets, to the unit as of the date of adoption. Solectron then determined the fair value of the reporting unit using a discounted cash flow model and compared it to the unit’s carrying value. Based on this test, the fair value of the unit according to the model exceeded the carrying amount, and the second step of the impairment test required by the standard was not required and no impairment loss was recognized.

The following table presents the impact of adopting SFAS 142 on net income (loss) and net income (loss) per share had the standard been in effect for the three and nine months ended May 31, 2002 and 2001.

	Three Months Ended		Nine Months Ended

	May 31,	May 31,	May 31,	May 31,
	2002	2001	2002	2001

	(in millions, except per share data)
Net income (loss) as reported	$(284.4)	$(185.7)	$(462.9)	$126.8
Adjustments:
Amortization of goodwill, net of tax	—	47.2	—	78.0

Adjusted net income (loss)	$(284.4)	$(138.5)	$(462.9)	$204.8

Basic net income (loss) per share as reported	$(0.35)	$(0.28)	$(0.60)	$0.20
Basic net income (loss) per share adjusted	$(0.35)	$(0.21)	$(0.60)	$0.32
Diluted net income (loss) per share as reported	$(0.35)	$(0.28)	$(0.60)	$0.19
Diluted net income (loss) per share adjusted	$(0.35)	$(0.21)	$(0.60)	$0.31
Shares used to compute:
Basic	823.2	654.1	768.4	636.9

Diluted	823.2	654.1	768.4	653.1

Goodwill information for each reportable segment is as follows:

	As of		As of
	August 31,	Goodwill	May 31,
	2001	Acquired	2002

		(in millions)
Global operations	$1,927.8	$2,107.3	$4,035.1
Technology solutions	50.7	39.7	90.4
Global services	8.7	305.8	314.5
Microsystems	—	66.1	66.1

	$1,987.2	$2,518.9	$4,506.1

At May 31, 2002, Solectron had approximately $4.5 billion of goodwill, which was primarily related to the acquisitions of C-MAC and Natsteel Electronic Ltd. Pursuant to SFAS 142, Solectron will perform its annual goodwill impairment test in the fourth quarter of fiscal 2002. If as a result of this analysis Solectron determines that there has been an impairment of the Company’s goodwill, asset impairment charges will be recognized in the fourth quarter of fiscal 2002. Asset impairment charges of this nature could have a material impact on the Company’s consolidated financial position and results of operations. Since the date of the C-MAC acquisition, there has been a decline in Solectron’s stock price resulting in the net book value exceeding the market capitalization of the Company. In addition, the demand for Solectron’s services has been adversely affected by the general economic slowdown. Solectron will take these and other factors into account in making its goodwill impairment determination.

Other Intangible Assets

Solectron has intangible assets other than goodwill (net of accumulated amortization) of $562.3 million as of May 31, 2002. The Company’s intangible assets are categorized into three main classes; supply agreements, intellectual property and other intangible assets. The supply agreements resulted primarily from the Company’s acquisition of several Nortel manufacturing facilities during the third quarter of fiscal 2000. The second class consists of intellectual property resulting from Solectron’s acquisition of various IBM facilities in fiscal 1999 and 2000. The third class, other, consists of miscellaneous acquisition related costs from the Company’s various asset purchases. The following table summarizes the gross amounts and accumulated amortization for each major class (in millions):

	Supply Agreement	Intellectual Property	Other	Total

		(in millions)
Gross amount	$434.0	$106.4	$165.7	$706.1
Accumulated amortization	(64.4)	(31.9)	(47.5)	(143.8)

Carrying value	$369.6	$74.5	$118.2	$562.3

Amortization expense for the third quarter of fiscal 2002 was $11.8 million. The Company expects that its annual amortization expense reportable as required by SFAS No. 142 for these intangibles for each of the next five fiscal years would be approximately $68 million based on existing acquisitions.

NOTE 9 — Acquisitions

Third Quarter of Fiscal Year 2002

On April 1, 2002, the Company announced the completion of its acquisition of NEC Ibaraki, a provider of manufacturing, fulfillment and demand forecasting services. The purchase price of the acquisition was approximately $16.6 million in cash. The transaction was accounted for as a purchase of a business during the third fiscal quarter of 2002.

On May 9, 2002, the Company completed its acquisition of certain assets of NC&C for approximately $2.8 million in cash. This transaction was accounted for as a purchase of assets during the third fiscal quarter of 2002.

On May 31, 2002, the Company announced the completion of a three-year supply agreement to produce optical networking equipment for Lucent Technologies. As part of the three-year supply agreement, the Company purchased equipment and inventory related to Lucent’s optical product lines for approximately $99.4 million in cash. This transaction was accounted for as a purchase of assets during the third fiscal quarter of 2002.

The following table summarizes purchase price allocations:

	NEC
	Ibaraki	NC&C	Lucent	Total

		(in millions)
Assets acquired	$46.1	$0.7	$72.5	$119.3
Intangible assets acquired	—	2.1	28.0	30.1
Liabilities assumed	(29.5)	—	(1.1)	(30.6)

Total purchase price	$16.6	$2.8	$99.4	$118.8

Pro forma financial information related to NEC Ibaraki, Lucent and NC&C is not provided as its operations were not significant to Solectron as a whole.

Second Quarter of Fiscal Year 2002

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

The Company issued approximately 98.8 million shares of its common stock, 52.5 million exchangeable shares of Solectron Global Services Canada Inc., which are exchangeable on a one-to-one basis for Solectron Corporation’s common stock, and 5.2 million options to purchase Solectron Corporation’s common stock in the transaction. The purchase price was $2,571.3 million, consisting of stock valued at $2,487.2 million, stock options valued at $63.1 million and direct acquisition costs of $21 million. The value of the common stock issued was determined based on the average market price of Solectron’s common stock over the five-day period before and after the terms of the acquisition were agreed to and announced.

On December 6, 2001, the Company completed its acquisition of Artesyn Solutions, Inc. for approximately $36.4 million in cash. Artesyn Solutions, Inc. is a provider of extensive repair, refurbishment, logistics and supply chain management and end-of-life planning services for customers in the computer, printer, storage, server, wireless and consumer electronics sector. The transaction was accounted for as a purchase of a business during the second fiscal quarter of 2002. The following table summarizes purchase price allocations:

	C-MAC	Artesyn	Total

		(in millions)
Assets acquired	$1,182.6	$7.6	$1,190.2
Goodwill	2,066.7	32.9	2,099.6
Liabilities assumed	(683.8)	(4.1)	(687.9)
Deferred compensation	5.8	—	5.8

Total purchase price	$2,571.3	$36.4	$2,607.7

Certain allocations above are based on management’s preliminary estimate of assets acquired and liabilities assumed. In connection with the C-MAC acquisition, Solectron intends to close certain locations and terminate employees at those sites. Solectron estimated the impact of these activities and has recorded the affected assets at net realizable value and estimated employee severance liabilities to be incurred. The Company is presently awaiting a final appraisal of the C-MAC assets acquired and certain of the recorded amounts may change based on the results of the appraisals.

The Company’s statements of operations include C-MAC’s results from the acquisition date. The following unaudited pro forma financial information presents the combined results of operations of Solectron and C-MAC as if the acquisition had occurred as of the beginning of the nine-month periods in fiscal 2002 and 2001. The pro forma financial information does not necessarily reflect the results of operations that would have occurred if Solectron and C-MAC constituted a single entity during such periods.

	Pro Forma
	Nine Months Ended

	May 31, 2002	May 31, 2001

	(in millions, except per share data)
Revenue	$9,402.1	$16,655.9
Income (loss) before extraordinary gain	$(518.1)	$196.0
Net income (loss)	$(486.4)	$196.0
Basic income (loss) per share before extraordinary gain	$(0.63)	$0.25
Basic income (loss) per share	$(0.59)	$0.25
Diluted income (loss) per share before extraordinary gain	$(0.63)	$0.24
Diluted income (loss) per share	$(0.59)	$0.24

Pro forma financial information related to Artesyn is not provided as its operations were not significant to Solectron as a whole.

First Quarter of Fiscal Year 2002

On October 16, 2001, the Company completed its acquisition of Iphotonics, Inc, for approximately 8.8 million shares of Solectron common stock and 428,000 options to purchase Solectron’s common stock. The purchase price was $125.2 million, consisting of stock valued at $121.6 million, stock options valued at $3.1 million and direct acquisition costs of $0.5 million. The value of the common stock issued was determined based on the average market price of Solectron’s common stock over the five-day period before, including, and after the terms of the acquisition were agreed to and announced. This transaction was accounted for as a purchase of a business.

On October 26, 2001, the Company completed its acquisition of Stream International, Inc. for approximately $366.6 million in cash. This transaction was accounted for as a purchase of a business. The following table summarizes purchase price allocations for the first fiscal quarter of 2002:

	Stream	Iphotonics	Total

		(in millions)
Assets acquired	$155.4	$25.5	$180.9
Goodwill	271.0	105.1	376.1
Liabilities assumed	(59.8)	(7.6)	(67.4)
Deferred compensation	—	2.2	2.2

Total purchase price	$366.6	$125.2	$491.8

Pro forma financial information related to the Iphotonics and Stream acquisitions is not provided as the operations of these acquired corporations were not significant to Solectron as a whole.

NOTE 10 — Restructuring and Impairment

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

The employee severance and benefit costs included in these restructuring charges related to the elimination of approximately 2,000 positions worldwide, all of which were eliminated by November 30, 2001. Approximately 76% of the positions eliminated were in the Americas region and 24% were in Europe. The employment reductions primarily affected employees in manufacturing and back office support functions. Facilities and equipment subject to restructuring were also primarily located in the Americas and Europe. For leased facilities that will be abandoned and subleased, the lease costs represent future lease payments subsequent to abandonment less estimated sublease income. For facilities and equipment held for disposal, the impairment loss recognized was based on the fair value less costs to sell with fair value based on estimates of existing market prices for similar assets.

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

The employee severance and benefit costs included in these restructuring charges relate to the elimination of approximately 5,500 positions worldwide, all of which were eliminated by February 28, 2002. Approximately 78% of the positions eliminated were in the Americas region, 16% were in Europe, and 6% in Asia. The employment reductions primarily affected employees in manufacturing and back office support functions. Facilities and equipment subject to restructuring were primarily located in the Americas and Europe. For leased facilities that will be abandoned and subleased, the lease costs represent future lease payments subsequent to abandonment less estimated sublease income. For facilities and equipment held for disposal, the impairment loss recognized was based on the fair value less costs to sell with fair value based on estimates of existing market prices for similar assets.

During the third quarter of fiscal 2002, Solectron continued its restructuring activities and total restructuring and impairment costs of $313.4 million were charged against earnings. These restructuring and impairment charges included employee severance and benefit costs of approximately $31.8 million, costs related to leased facilities that will be abandoned and subleased of approximately $28.1 million, costs related to leased equipment that will be abandoned of approximately $12.5 million, impairment of equipment of approximately $61.7 million, and impairment of facilities of approximately $47.8 million. Included in impairment of facilities of approximately $47.8 million, approximately $35 million related to impairment losses from purchases of properties previously under synthetic leases during the quarter. The impairment of other assets was approximately $131.5 million which related primarily to IT software no longer in use.

The employee severance and benefit costs included in these restructuring charges relate to the elimination of approximately 4,000 positions worldwide, all of which were eliminated by May 31, 2002. Approximately 62% of the positions eliminated were in the Americas region, 13% were in Europe, and 25% in Asia. The employment reductions primarily affected employees in manufacturing and back office support functions. Facilities and equipment subject to restructuring were primarily located in the Americas and Europe. For leased facilities that will be abandoned and subleased, the lease costs represent future lease payments subsequent to abandonment less estimated sublease income. For facilities and equipment held for disposal, the impairment loss recognized was based on the fair value less costs to sell with fair value based on estimates of existing market prices for similar assets.

The following table summarizes quarterly restructuring activities in fiscal 2002 (in millions):

	First	Second	Third	Nine Months
	Quarter	Quarter	Quarter	2002	Nature of
	Charges	Charges	Charges	Charges	Charges

Impairment of equipment	$31.4	$34.7	$61.7	$127.8	non-cash
Impairment of facilities	4.0	9.9	47.8	61.7	non-cash
Impairment of IT software and other assets	2.8	10.5	131.5	144.8	non-cash

Total property, equipment and other long-term assets impairment	$38.2	$55.1	$241.0	$334.3
Severance	28.3	40.4	31.8	100.5	cash
Loss on leased equipment	1.3	16.5	12.5	30.3	cash
Loss on leased facilities	1.1	55.0	28.1	84.2	cash
Other exit costs	4.0	7.7	—	11.7	cash

Total	$72.9	$174.7	$313.4	$561.0

Fiscal Year 2001

Beginning in the second quarter of fiscal 2001, Solectron initiated a restructuring of its operations in light of the current economic downturn. The measures, which included reducing the workforce, consolidating some facilities and changing the strategic focus of a number of sites, was largely intended to align Solectron’s capacity and infrastructure to anticipated customer demand as well as to rationalize its footprint worldwide.

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

The following table summarizes quarterly restructuring activities in fiscal 2001(in millions):

	Second	Third	Fourth	Fiscal
	Quarter	Quarter	Quarter	2001	Nature of
	Charges	Charges	Charges	Charges	Charges

Impairment of equipment	$19.7	$99.9	$68.6	$188.2	non-cash
Impairment of facilities	—	11.3	26.4	37.7	non-cash

Total property and equipment impairment	$19.7	$111.2	$95.0	$225.9
Severance	3.2	41.8	25.0	70.0	cash
Loss on leased equipment	—	56.2	61.3	117.5	cash
Loss on leased facilities	—	44.7	11.7	56.4	cash
Goodwill impairment	—	28.2	14.0	42.2	non-cash
Other exit costs	2.4	2.9	—	5.3	cash/non-cash

Total	$25.3	$285.0	$207.0	$517.3

The following table summarizes cash restructuring activities in fiscal 2001 and fiscal 2002 (in millions):

	Severance	Lease Payments	Lease Payments
	and Benefits	on Facilities	on Equipment	Other	Total

Balance at December 1, 2000	$—	$—	$—	$—	$—
Q2-FY01 provision	3.2	—	—	2.4	5.6
Cash payments	—	—	—	—	—

Balance at February 28, 2001	$3.2	$—	$—	$2.4	$5.6
Q3-FY01 provision	41.8	44.7	56.2	2.9	145.6
Cash payments	(31.2)	—	—	(0.1)	(31.3)

Balance at May 31, 2001	$13.8	$44.7	$56.2	$5.2	$119.9
Q4-FY01 provision	25.0	11.7	61.3	—	98.0
Cash payments	(38.8)	(5.5)	(5.0)	(0.8)	(50.1)

Balance at August 31, 2001	$—	$50.9	$112.5	$4.4	$167.8
Q1-FY02 provision	28.3	1.1	1.3	4.0	34.7
Cash payments	(28.3)	(8.8)	(7.6)	(0.7)	(45.4)

Balance at November 30, 2001	$—	$43.2	$106.2	$7.7	$157.1
Q2-FY02 provision	40.4	55.0	16.5	7.7	119.6
Cash payments	(38.5)	(6.0)	(54.5)	(7.8)	(106.8)

Balance at February 28, 2002	$1.9	$92.2	$68.2	$7.6	$169.9
Q3-FY02 provision	31.8	28.1	12.5	—	72.4
Cash payments	(31.9)	(5.8)	(8.4)	(5.9)	(52.0)

Balance at May 31, 2002	$1.8	$114.5	$72.3	$1.7	$190.3

Accruals related to restructuring activities are included in accrued expenses in the consolidated balance sheet.

Under the Company’s prior restructuring plans, the Company believes that it will continue to experience restructuring and impairment charges in the range of an aggregate of $150 million over the next several quarters, although no certainty can be attributed to this amount or the timing of its recognition.

NOTE 11 — Related Party Transactions

Solectron guarantees $60 million of debt and $88 million of vendor contracts for its minority owned affiliate, Pacific City International Holdings, (PCI). The guarantees will expire during December 2002.

NOTE 12 — Subsequent Events

On June 11, 2002, the Company completed its acquisition of Magnetic Data Technologies (MDT), a global provider of after-sales services for the communications, computer and electronic storage markets for $70 million in cash. This acquisition will be accounted for as a purchase of a business.

On June 20, 2002, the Company announced its plan to purchase up to $1.5 billion principal amount at maturity of its 2.75% LYONs due 2020, having a carrying value of $919 million as of May 31, 2002, under a Modified Dutch Auction tender offer. The tender offer commenced Friday June 21, 2002 and is set to expire July 19, 2002, unless extended. The Company intends to fund the tender offer with approximately $900 million of cash on hand.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Regarding Forward-Looking Statements

With the exception of historical facts, the statements contained in this discussion are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are subject to the Safe Harbor provisions created by that statute. Certain statements contained in the following Management’s Discussion and Analysis of Financial Condition and Results of Operations, including, without limitation, statements containing the words “believes,” “anticipates,” “estimates,” “expects,” and words of similar import, constitute forward-looking statements that involve risks and uncertainties. Such statements are based on current expectations and are subject to risk, uncertainties and changes in condition, significance, value and effect, including those discussed under the heading Risk Factors within the section of this report entitled “Item 2,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and reports filed by Solectron with the Securities and Exchange Commission, specifically, forms 8-K, 10-Q, 10-K, S-3, S-4 and S-8. Such risks, uncertainties and changes in condition, significance, value and effect could cause our actual results to differ materially from our anticipated outcomes. Although we believe that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate, including, but not limited to, statements about our future operating results and business plans. We disclaim any intention or obligation to update or revise any forward-looking statements as a result of new information, future events or otherwise.

Critical Accounting Policies

Management is required to make judgments, assumptions and estimates that affect the amounts reported when we prepare financial statements and related disclosures in conformity with generally accepted accounting principles in the United States. Note 1 to the Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended August 31, 2001 describes the significant accounting policies and methods used in the preparation of our consolidated financial statements. See also Note 8 hereto. Estimates are used for, but not limited to, our accounting for contingencies, bad debt reserves, inventory allowances, goodwill impairments, and restructuring costs. Actual results could differ from these estimates. The foregoing critical accounting policies are impacted significantly by judgments, assumptions and estimates used in the preparation of our consolidated financial statements.

We are subject to the possibility of various loss contingencies arising in the ordinary course of business. We consider the likelihood of the loss or impairment of an asset or the incurrence of a liability as well as our ability reasonably to estimate the amount of loss in determining loss contingencies. Estimated loss contingencies are accrued when it is probable that a liability has been incurred or an asset has been impaired and the amount of loss can be reasonably estimated. We regularly evaluate current information available to us to determine whether such accruals should be adjusted.

Inventory purchases and commitments are based upon future customer demand forecasts. For the global operations, exposure related to raw materials that are purchased pursuant to such demand forecasts and/or result from changes in accordance with our supply agreements’ contractual terms are the responsibility of our customers. We are responsible for remaining inventory exposures such as those resulting from inventory purchases in excess of customer demand forecasts and other similar situations generally not covered by our supply agreements with our customers. If our customers do not comply with their contractual obligations, the inventory allowances included in our financial statements may not be adequate to cover our exposure.

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

At May 31, 2002, we had approximately $4.5 billion of goodwill, which was primarily related to the acquisitions of C-MAC and Natsteel Electronic Ltd. Pursuant to SFAS 142, we will perform our annual goodwill impairment test in the fourth quarter of our fiscal 2002. If as a result of this analysis we determine that there has been an impairment of our goodwill, asset impairment charges will be recognized in the fourth quarter of fiscal 2002. Asset impairment charges of this nature could have a material impact on our consolidated financial position and results of operations. Since the date of the C-MAC acquisition, there has been a decline in our stock price resulting in net book value exceeding our market capitalization. In addition, the demand for our services has been adversely affected by the general economic slowdown. We will take these and other factors into account in making our goodwill impairment determination.

Recently, we have recorded restructuring and impairment costs in light of customer demand declines and economic downturns. These restructuring and impairment charges include employee severance and benefit costs, costs related to leased facilities that will be abandoned and subleased, costs related to leased equipment that will be abandoned and impairment of equipment and facilities. Severance and benefit costs are recorded in compliance with EITF No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity. For leased facilities that will be abandoned and subleased, the estimated lease loss is accrued for future lease payments subsequent to abandonment less estimated sublease income. For owned facilities and equipment held for disposal, the impairment losses recognized are based on the fair value estimated using existing market prices for similar assets less costs to sell. See Note 10 -Restructuring and Impairment for further discussion of our restructuring activities.

Certain customers contract for us to provide fulfillment services such as warehousing, distribution, or billing to third parties. In order for us to recognize revenues, the following conditions must be met: upon shipment of product to the warehousing location and invoicing the customer for the manufacturing service, we have completed the manufacturing process, with no further performance obligations other than storage of the product. Completed products for which revenue has been recognized are segregated from work in process and not used to fill other orders. Title and risk of ownership have passed to the customer. The customer has a business reason for storing the inventory at Solectron’s or the third party’s warehouse and requests this arrangement. Delivery schedules are fixed by the customer and no special payment terms are given to the customer.

Results of Operations

The electronics industry is subject to rapid technological change, product obsolescence and price competition. These and other factors affecting the electronics industry, or any of Solectron’s major customers in particular, could materially harm Solectron’s results of operations. See “Risk Factors” for additional factors relating to possible fluctuations of our operating results.

The following table sets forth, for the periods indicated, certain items in the consolidated statements of operations as a percentage of net sales. The financial information and the discussion below should be read in conjunction with the condensed consolidated financial statements and notes thereto.

	Three Months Ended		Nine Months Ended

	May 31,	May 31,	May 31,	May 31,
	2002	2001	2002	2001

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	93.0	92.3	93.3	91.5

Gross profit	7.0	7.7	6.7	8.5
Operating expenses:
Selling, general and administrative	7.4	5.1	6.6	3.8
Research and development	0.7	0.5	0.6	0.4
Goodwill amortization expense	—	1.3	—	0.6
Acquisition costs	—	—	—	0.2
Restructuring & impairment costs	10.3	7.2	6.1	2.1

Operating income (loss)	(11.4)	(6.4)	(6.6)	1.4
Interest income	0.4	0.6	0.6	0.6
Interest expense	(2.4)	(1.2)	(1.9)	(0.8)

Income (loss) before income taxes and extraordinary gain	(13.4)	(7.0)	(7.9)	1.2
Income tax provision (benefit)	(3.9)	(2.4)	(2.5)	0.4

Income (loss) before extraordinary gain	(9.5)	(4.6)	(5.4)	0.8
Extraordinary gain, net of income tax	0.1	—	0.4	—

Net income (loss)	(9.4)%	(4.6)%	(5.0)%	0.8%

Net Sales

We are organized in four business units including global operations, technology solutions, global services and newly established microsystems created from our acquisition of C-MAC in December 2001. Our largest business unit, global operations, provided 80.7% and 84.8% of net sales, respectively, for the three- and nine-month periods of fiscal 2002 compared to 90.6% and 91.3% of net sales for the same periods in fiscal 2001. Our technology solutions unit contributed 8.5% and 6.5%, respectively, for the three- and nine-month periods of fiscal 2002 compared to 7.3% and 7.2%, respectively, for the same periods in fiscal 2001. The global services unit contributed 7.3% and 6.4% of net sales, respectively, for the three- and nine-month periods of fiscal 2002 compared to 2.1% and 1.5% respectively, for the same period in fiscal 2001. Our microsystems business unit contributed 3.5% and 2.3% of net sales for the three and nine-month periods ended May 31, 2002.

Net sales for the three- and nine-month periods of fiscal 2002 were $3.0 billion and $9.2 billion, respectively, compared to $4.0 billion and $15.1 billion, respectively, for the same periods in fiscal 2001. This represents a 23.9% and 39.3% decrease for the three and nine-month periods, respectively. The decrease in net sales was principally due to continued weakness in customer demand, particularly in our telecommunications segment, resulting from the worldwide economic slowdown. This decrease was partially offset by revenues of our recent acquisitions including approximately $465 million and $817 million from C-MAC for the three- and nine-month periods of fiscal 2002, respectively.

Global Operations Business Unit

Net sales from our global operations business unit decreased to $2.4 billion and $7.8 billion, respectively, for the three- and nine-month periods in fiscal 2002 compared to $3.6 billion and $13.8 billion for the corresponding periods in fiscal 2001. This represented decreases of 32.1% and 43.7%, respectively, for the three- and nine-month periods in fiscal 2002 from the comparable periods of fiscal 2001. The decrease in net sales was principally due to continued weakness in customer demand, particularly in our telecommunications segment. The biggest contributors to the sales decline were our sites in Milpitas, California, Charlotte, North Carolina, Guadalajara, Mexico and France. This was partially offset by revenue increases resulting from our acquisition of C-MAC.

Technology Solutions Business Unit

Net sales from our technology solutions business unit decreased to $257.8 million and $599.7 million, respectively, for the three- and nine-month periods in fiscal 2002, compared to $293.4 million and $1,082.0 million for the corresponding periods of fiscal 2001. This represents decreases of 12.1% for the three-month period and 44.6% for the nine-month period. The decrease in net sales primarily resulted from lower customer demand and decreasing average selling prices of memory components.

Global Services Business Unit

Net sales from our global services business unit increased to $221.4 million and $586.3 million, respectively, for the three- and nine-month periods in fiscal 2002, compared to $84.0 million and $221.8 million for the corresponding periods in fiscal 2001. This represents increases of 163.6% and 164.3%, respectively, for the three- and nine-month periods of fiscal 2002 over the corresponding periods of fiscal 2001. Our recent acquisitions of Stream International and Artesyn Solutions, Inc. were main contributors to the increase as well as higher demand for after-sale support service provided by this business unit.

MicroSystems Business Unit

This new business unit was formed as a result of our acquisitions of C-MAC. MicroSystems business unit is a provider of sensors, controllers, actuators and other sophisticated componentry for key sectors of the economy such as automotive and aviation. Net sales for the three- and nine-month periods of fiscal 2002 were $106.1 million and $207.3 million respectively. This represented 3.5% and 2.3% of our net sales for the three- and nine-month periods of fiscal 2002.

International Sales

In the three- and nine-month periods of fiscal 2002, our international locations contributed 61% of consolidated net sales compared to 61% and 54% for the same periods of fiscal 2001. The increase was primarily due to project transfers from sites in the United States to Asian sites. These transfers are occurring due to weaker demand for our services in the United States as compared to internationally and lower costs in selected international locations. Our international operations are subject to various risks of doing business abroad. See “Risk Factors” for additional factors relating to possible fluctuations of our international operating results. While these dynamics have not materially harmed our results of operations, we cannot ensure that there will not be such an impact in the future.

Major Customers

Several of our customers accounted for 10% or more of our net sales in the three- and nine-month periods of fiscal 2002 and 2001. The following table details these customers and the percentage of net sales attributed to them:

	Three Months Ended		Nine Months Ended
	May 31,		May 31,

	2002	2001	2002	2001

Cisco	10.8%	*	10.9%	12.3%
Ericsson	*	13.7%	*	13.9%
Nortel	13.3%	11.8%	14.3%	12.0%

* Less than 10%

Our top ten customers accounted for approximately 60% and 65%, respectively, of consolidated net sales in the three- and nine-month periods of fiscal 2002 compared to 65% and 72% respectively, for the corresponding periods in fiscal 2001. We are dependent upon continued revenues from Cisco and Nortel as well as our other large customers. We cannot guarantee that these or any other customers will not increase or decrease as a percentage of consolidated net sales either individually or as a group. Consequently, any material decrease in sales to these or other customers could materially harm our results of operations.

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

Gross Profit

Our gross margin percentage decreased to 7.0% and 6.7% respectively, for the three- and nine-month periods of fiscal 2002 compared to 7.7% and 8.5% for the corresponding periods of fiscal 2001. Our gross margin was affected by inefficiencies associated with reduced workload and restructuring activities. We continue to shift capacity to low-cost locations. Those transfer costs are accounted for as operational costs versus restructuring costs and, consequently, they affected our gross margins. We have begun to see the benefits of our restructuring activities and improved product mix on our margin. Gross margins have improved for three consecutive quarters. Gross margins were 5.8%, 6.4%, 6.7% and 7.0% during the fourth quarter of fiscal 2001, and the first, second and third quarters of fiscal 2002, respectively. However, there is no assurance that this trend will continue.

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

Selling, General and Administrative Expenses

In absolute dollars, selling, general and administrative (SG&A) expenses increased 10.8% and 3.8% for the three- and nine-month period ended May 31, 2002 over the corresponding period of fiscal 2001. As a percentage of net sales, SG&A expenses were 7.4% for the three-month period ended May 31, 2002, compared to 5.1% for the corresponding period in fiscal 2001, and 6.6% for the nine-month period in fiscal 2002 compared to 3.8% for the corresponding period in fiscal 2001. The increase in absolute dollars for the three- and nine-month periods ended May 31, 2002 was primarily due to our recent acquisitions including C-MAC and Stream International. The increase as a percentage of net sales for the three- and nine-month periods resulted from a decrease in net sales as a major portion of these expenses are fixed.

Research and Development Expenses

With the exception of our technology solutions business unit, our research and development (R&D) activities have been primarily developing prototype and engineering design capabilities, developing common tools for electrical, mechanical design, standardizing a single functional test platform, developing methods for handling, processing and re-flow of high I/O ball grid array, high reliability environmental stress technology and the implementation of environmentally friendly assembly processes such as lead free and no-clean. Technology solutions’ R&D efforts are concentrated on new product development and improvement of product designs through improvements in functionality and the use of microprocessors in embedded applications.

In absolute dollars, R&D expenses increased 4.6% for the three-month period ended May 31, 2002 from the corresponding period in fiscal 2001. For the nine-month period ended May 31, 2002, R&D expenses decreased 3.1% from the corresponding period in fiscal 2001. As a percentage of net sales, R&D expenses increased to 0.7% and 0.6% for the three- and nine-month periods in fiscal 2002 compared to 0.5% and 0.4% for the corresponding periods in fiscal 2001. The increase in absolute dollars for the third quarter of fiscal 2002 compared to the same period in fiscal 2001 was primarily due the acquisition of C-MAC. In spite of the C-MAC acquisition, there was a decrease in absolute dollars for the nine-month period ended May 31, 2002. This was mainly due to continued efforts to keep costs under control and the closure of our Force-Westborough site during the first quarter of fiscal 2002. Also, the C-MAC acquisition on December 3, 2001 had only a six-month period impact on the nine-month data.

Net Interest Income (Expense)

Net interest expense was $58.2 million for the three-month period ended May 31, 2002 compared to net interest expense of $25.5 million for the corresponding period of fiscal 2001. For the nine-months ended May 31, 2002, net interest expense was $122.1 million compared to net interest expense of $32.1 million for the corresponding period of fiscal 2001. The increase in net interest expense in the third quarter of fiscal 2002 primarily resulted from our issuance of the Adjustable Conversion-Rate Equity Security units (ACES) and the 9.625% Senior Notes due 2009 during the second quarter of fiscal 2002 which bear interest at higher rates than our LYONs. Additionally, our interest income decreased due to lower average interest rates as compared to the same period in fiscal 2001. The increase in net interest expense during the nine-month period of fiscal 2002 is further due to the fact that the 3.25% LYONs were only outstanding for approximately six months during the nine-month period of fiscal 2001.

Income Taxes

For the nine-month period ended May 31, 2002, we recorded an income tax benefit of $232.4 million on pretax net loss of $727.0 million. We incurred income tax expense of $55.5 million in the corresponding period of fiscal 2001. The difference was primarily due to our loss before income taxes during the first nine months of fiscal 2002. In general, the effective income tax rate is largely a function of the balance between income from domestic and international operations. Our international operations, taken as a whole, have been taxed at a lower rate than those in the United States, primarily due to a tax holiday granted to several of our overseas sites in Malaysia, Singapore, and China. The Malaysian tax holiday is effective through July 2011, subject to some conditions, including maintaining certain levels of research and development expenditures. The Singapore tax holiday is effective through March 2011, subject to some conditions. The tax holidays in China are effective for various terms and are subject to some conditions. Our effective tax rate for the third quarter of fiscal 2002 (29.3%) is less than that for the third quarter of fiscal 2001 (33.7%) because we are not recognizing some of the tax benefits in connection with certain foreign operating loss carryforwards.

Liquidity and Capital Resources

Cash, cash equivalents and short-term investments, including restricted balances of $425.7 million, increased to $3.2 billion at May 31, 2002 from $2.8 billion at August 31, 2001. The increase was primarily a result of cash provided by operating activities of approximately $2.0 billion. This increase was partially offset by cash used in investing activities of $1.2 billion (primarily for acquisition of businesses, restricted cash and capital expenditures). Through our recent offering of ACES due 2006, and the 9.625% Senior Notes due 2009, we raised net proceeds of approximately $1.1 billion and $486.8 million, respectively. We used $1.9 billion of our available cash towards repurchase of our LYONs debt during the nine months ended May 31, 2002. We also repaid other debt including C-MAC’s outstanding debt assumed upon acquisition of approximately $341 million. Approximately $425.7 million of our cash, cash equivalents and short-term investments are restricted primarily related to leasing transactions (see further discussion in Note 4) and collateral for our obligations under the ACES securities in an amount equal to the first eight quarterly interest payments on the debentures constituting part of the ACES.

Accounts receivable decreased $426.9 million during the first nine months of fiscal 2002 from August 31, 2001. The decrease in accounts receivable was primarily due to our revenue decrease and our collection effort during the first nine months of fiscal 2002. Inventories decreased $1.1 billion during the first nine months of fiscal 2002 over the fiscal year-end 2001. The inventory decrease was primarily due to the sale of excess raw materials inventory back to customers.

As of May 31, 2002, we had available a $250 million secured, revolving line of credit that expires on February 12, 2003, and a $250 million secured, revolving line of credit that expires on February 14, 2005. Borrowings under the credit facilities bear interest at the London interbank offering rate (LIBOR) plus a margin. As of May 31, 2002, there were no borrowings outstanding under these lines of credit. In light of our recent financial performance, we amended these credit facilities on June 18, 2002 in order to make them less restrictive. We amended the liens, capital expenditures, consolidated tangible net worth and cash interest coverage ratio covenants as well as certain other terms of the credit facilities. We also added a liquidity ratio covenant. These amendments were effective as of May 31, 2002.

On December 18, 2001, Moody’s Investor’s Service and Standard & Poor’s downgraded our senior unsecured debt rating to “Ba1” and “BB+” respectively with a negative outlook. On March 22, 2002, Standard and Poor’s downgraded our senior unsecured debt rating to “BB” with a negative outlook. On May 14, 2002, Moody’s Investors Services further downgraded our senior unsecured debt rating to Ba3 with a stable outlook. These rating downgrades will increase our cost of capital should we borrow under our revolving lines of credit, and may make it more expensive for us to raise additional capital in the future and such capital raising activities may be on terms that are not be acceptable to us or otherwise not available.

In addition, we had approximately $25.0 million and $502.1 million, respectively, in committed and uncommitted foreign lines of credit and other bank facilities as of May 31, 2002. The interest rates range from the bank’s prime lending rate to the bank’s prime rate plus 2.0%. As of May 31, 2002, borrowings and guaranteed amounts were $4.5 million and $261.7 million under committed and uncommitted foreign lines of credit, respectively. Borrowings were payable on demand. The weighted-average interest rate was 7.65% for committed and 3.10% for uncommitted foreign lines of credit.

We have purchased in the past and may continue to purchase in the future our LYONs on an opportunistic basis. In addition, our cash and liquidity could be adversely affected if we require substantial amounts of cash in connection with our obligations to purchase our LYONs as they become due. Instead of repurchasing the LYONs with cash, we may elect to offer holders our common stock or a combination of our cash and common stock. At the time of such election, it may be in the best interests of our shareholders to satisfy such obligation in cash, however, we may not have sufficient cash available and we may not be able to finance the required amount on acceptable terms if at all. As a result, we may be required to satisfy such obligations with our common stock, which would be extremely dilutive at our current stock prices. See “Risk factors-Our Low Stock Price May Reduce Our Earnings Per Share.” Based on the aggregate amount outstanding on May 31, 2002, on May 8, 2003, holders of our 2.75% LYONS due 2020 have the option to require us to repurchase their notes in an amount of $628.57 per $1,000 principal amount for a total of approximately $1.5 billion. Based on the aggregate amount outstanding on May 31, 2002, on May 20, 2004 holders of our 3.25% LYONS due 2020 have the option to require us to repurchase their notes in an amount of $587.46 per $1,000 principal amount for a total of approximately $1.6 billion.

Our 7.25% subordinated ACES debentures are due November 15, 2006. On or about August 15, 2004, the ACES debentures will be remarketed and if the remarketing is successful, the interest rate will be reset at then current rates as described in the indentures and the proceeds from the remarketing will be used to satisfy the holders’ obligation to purchase our common stock in November 2004. If the debentures are not successfully remarketed, the interest rate will not be reset and Solectron may use the pledged debentures to satisfy the holder’s obligation to purchase our common stock in November 2004. In addition, our $500 million aggregate principal amount of 9.625% senior notes are due February 15, 2009.

On June 20, 2002, the Company announced its plan to purchase up to $1.5 billion principal amount at maturity of its 2.75% LYONs due 2020, having a carrying value of $919 million as of May 31, 2002, under a Modified Dutch Auction tender offer. The tender offer commenced Friday June 21, 2002 and is set to expire July 19, 2002, unless extended. The Company intends to fund the tender offer with about $900 million of cash on hand.

We and our subsidiaries have three synthetic lease agreements relating to five manufacturing sites. We have accounted for these arrangements as operating leases in accordance with Statement of Financial Accounting Standards No. 13, Accounting for Leases, as amended. The leases have expiration dates in 2002 to 2004. At the end of the lease term, we have an option, subject to certain conditions to purchase the facility for the “Termination Value,” which approximates original cost, or to cause a third party to purchase the property for the Termination Value. If we, one of our subsidiaries, or a third party purchases the facility for less than the Termination Value or if the property is not purchased, we or the subsidiary leasing the facility, will be contingently liable under a first loss clause for up to 85% of original cost of the facility, which percentage of original cost was approximately $105 million in the aggregate as of May 31, 2002. We are entitled to any proceeds from a sale of the property to a third party in excess of the Termination Value. The approximate maximum Termination Values for each of the leases are provided below, which have been fully cash collateralized by us:

A)	$52 million — Milpitas, CA

B)	$13 million — San Jose, CA

C)	$58 million for one site in Columbia, SC; and two sites in Fremont, CA

If we determine that it is probable that the expected fair value of the property at the end of the lease term will be less than the Termination Value, we will accrue the expected loss on a straight line basis over the remaining lease term.

Each lease agreement contains various affirmative, negative and, except for C), financial covenants. A default under a lease, including violation of these covenants, may require us to purchase the facility (or facilities) for the Termination Value. Monthly lease payments are generally based on the 30-day LIBOR index (1.84% as of May 31, 2002) plus an interest rate margin, which may vary depending upon our, Moody’s, Standard and Poor’s ratings, based on the Termination Value. Prior to May 31, 2002, we obtained written waivers of breaches of financial covenants contained in the leases for A) and B) above. As of May 31, 2002, we were not in breach of any covenants since we obtained waivers from each of the financial institutions, other than for C), for which no waiver was necessary. The waivers have expiration dates of August 1, 2002. These waivers were sought and obtained in relation to our capital raising activities from December 2001 to February 2002. As of May 31, 2002, we provided $65 million of cash as collateral in support of these waivers under these lease agreements. We believe we will be able to refinance these leases with other institutions. If we are not able to refinance these leases, we will be required to purchase the facilities for an aggregate purchase price of $65 million on or before August 1, 2002. The lease with respect to C) expires on June 4, 2004, is not subject to any temporary waivers, and is cash collateralized in an amount equal to $58 million. The total cash collateral of $123 million is included in restricted cash, cash equivalents and short-term investments in the accompanying consolidated balance sheet as of May 31, 2002.

We purchased our Nakaniida, Japan site on March 8, 2002 for $63 million, which was paid for with cash collateral previously provided under the synthetic lease for this site. On May 1, 2002, we purchased two California sites from our lessors for $58 million, which were paid for with cash collateral previously provided under the synthetic leases for these sites. On May 1, 2002, we also paid down the synthetic leases for $59 million for sites in Washington and Georgia, which were paid for with cash collateral previously provided under the synthetic leases for these sites. We recorded approximately $35 million of impairment charges during the current quarter related to these acquired facilities.

We believe that our current cash and cash equivalents, short-term investments, lines of credit and cash generated from operations will satisfy our expected working capital, capital expenditure, debt service and investment requirements through at least the next 12 months.

The following is a summary of certain obligations and commitments as of May 31, 2002:

	Payment Due by Period

		Less than	1-3	4-5	After 5
	Total	1 year	years	years	years

	(in millions)
Long term debt(1)	$4,834.2	$1,484.7	$1,637.2	$1,206.7	$505.6
Operating leases	498.1	167.7	148.6	76.1	105.7
Capital leases	9.3	4.5	3.5	0.6	0.7
Borrowing against lines of credit(2)	202.9	202.9	—	—	—
Standby letters of credit	23.7	15.4	8.3	—	—

(1)	Since the holders of our 2.75% LYONS due 2020 have the option to require us to repurchase their notes on May 8, 2003 in an amount of $628.57 per $1,000 principal amount at maturity, in the table above, the payment date for the 2.75% LYONS due 2020 is May 8, 2003 and the purchase price is $628.57 per $1,000 principal amount at maturity based on amounts outstanding as of May 31, 2002. Since the holders of our 3.25% LYONS due 2020 have the option to require us to repurchase on May 20, 2004 their notes in an amount of $587.46 per $1,000 principal amount at maturity, in the table above, the payment date for the 3.25% LYONS due 2020 is May 20, 2004 and the purchase price is $587.46 per $1,000 principal amount at maturity based on amounts outstanding as of May 31, 2002.

(2)	We guarantee lines of credit, provided by various financial institutions, for our operating subsidiaries worldwide. Lines of credit, used and unused, which we guarantee total $527.1 million. In addition, we guarantee other financial transactions, totaling $320.7 million. These transactions include, among others, certain real estate and equipment operating leases entered into by our subsidiaries.

We guarantee $60 million of debt and $88 million of vendor contracts for our minority owned affiliate, Pacific City International Holdings, (PCI). The guarantee will expire during December 2002.

RECENT ACQUISITIONS

On June 11, 2002, we completed our acquisition of Magnetic Data Technologies (MDT), a global provider of after-sales services for the communications, computer and electronic storage markets for $70 million in cash. The acquisition will be accounted for as a purchase of a business.

On May 31, 2002, we announced the completion of a three-year supply agreement to produce optical networking equipment for Lucent Technologies. As part of the three-year supply agreement, we purchased equipment and inventory related to Lucent’s optical product lines for approximately $99.4 million in cash. This acquisition was accounted for as a purchase of assets.

On May 9, 2002, we completed our acquisition of the assets of NC&C for approximately $2.8 million in cash. This transaction was accounted for as a purchase of assets.

On April 1, 2002, we announced the completion of the acquisition of NEC Ibaraki. The purchase price of the acquisition was approximately $16.6 million in cash. The transaction was accounted for as a purchase of a business.

On December 6, 2001, we completed our acquisition of Artesyn Solutions, Inc. for approximately $36.4 million in cash. The transaction was accounted for as a purchase of a business.

On December 3, 2001, we completed our acquisition of C-MAC Industries, Inc. We issued approximately 98.8 million shares of our common stock, 52.5 million exchangeable shares of Solectron Global Services Canada Inc., which are exchangeable on a one-to-one basis for our common stock, and 5.2 million options in the transaction. The purchase price was $2,571.3 million, consisting of stock valued at $2,487.2 million, stock options valued at $63.1 million and direct acquisition costs of $21 million.

RECENT DEVELOPMENT

Tender offer for a portion of outstanding 2.75% LYONs

On June 20, 2002, we announced our plan to purchase up to $1.5 billion principal amount at maturity of our 2.75% LYONs due 2020, having a carrying value of $919 million as of May 31, 2002, under a Modified Dutch Auction tender offer. The tender offer commenced Friday June 21, 2002 and is set to expire July 19, 2002, unless extended. We intend to fund the tender offer with about $900 million of cash on hand.

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

WE HAVE SIGNIFICANT DEBT LEVERAGE AND DEBT SERVICE OBLIGATIONS.

For the nine months ended May 31, 2002 our fixed charges exceeded our earnings by $727.8 million as compared to our ratio of earnings to fixed charges for the nine months ended May 31, 2001 of 2.10x, and our ratio of earnings to fixed charges of 0.23x for fiscal year 2001. This decline in the ratio is primarily due to our operating losses and interest expense growing at a greater rate since the second half of fiscal 2001 and during the nine-month period of fiscal 2002. We have computed the ratio of earnings to fixed charges by dividing earnings available for fixed charges by fixed charges. The computations include us and our consolidated subsidiaries. For these ratios, “earnings” represents (1) income (loss) before taxes and before adjustment for minority interests, plus (2) fixed charges (excluding capitalized interest), plus (3) amortization of capitalized interest. Fixed charges consist of (1) interest on all indebtedness and amortization of debt discount and expense, plus (2) capitalized interest, plus (3) an interest factor attributable to rentals under operating leases.

As of May 31, 2002, the Company had approximately $203 million of short-term indebtedness, $1.447 billion of current portion of long-term indebtedness and $3.251 billion of long-term indebtedness (which in the case of all Liquid Yield Option Notes were the accreted values as of that date). The degree to which we may be leveraged could materially and adversely affect our ability to obtain financing for working capital, acquisitions or other purposes, could make us more vulnerable to industry downturns and competitive pressures, or could limit our flexibility in planning for, or reacting to, changes and opportunities in, the electronics manufacturing industry, which may place us at a competitive disadvantage compared to our competitors. Our ability to meet our debt service obligations will be dependent upon our future performance, which will be subject to financial, business and other factors affecting our operations, many of which are beyond our control.

We will require substantial amounts of cash to fund scheduled payments of principal and interest on our outstanding indebtedness, as well as future capital expenditures and any increased working capital requirements. In addition, we may require substantial amounts of cash in connection with our obligations to purchase our LYONs. On January 28, 2002, holders of our 4% LYONs due 2019 exercised their option to require us to repurchase their LYONs in an amount of $510.03 per $1,000 principal amount at maturity, of which we purchased $482.8 million. As of May 31, 2002, following our repurchase of these LYONs for cash, approximately $919,000 of accreted value of these LYONs remained outstanding. Based on the aggregate amount outstanding on May 31, 2002, on May 8, 2003, holders of our 2.75% LYONs due 2020 will have the option to require us to repurchase their notes in an amount of $628.57 per $1,000 principal amount for a total of up to approximately $1.5 billion. If our publicly announced tender offer on June 20, 2002 for the LYONs is consummated on the terms currently proposed, we will purchase up to $1.5 billion aggregate principal amount at maturity of these LYONs and $850 million aggregate principal amount at maturity of these LYONs would remain outstanding. Based on the aggregate amount outstanding on May 31, 2002, on May 20, 2004, holders of our 3.25% LYONs due 2020 will have the option to require us to repurchase their notes in an amount of $587.46 per $1,000 principal amount for a total of approximately $1.6 billion. Instead of repurchasing the LYONs with cash, we may elect to offer holders our common stock or a combination of our cash and common stock. At the time of such election, it may be in the best interests of our shareholders to satisfy such obligation in cash, however, we may not have sufficient cash available and we may not be able to finance the required amount on acceptable terms if at all. As a result, we may be required to satisfy such obligations with our common stock, which would be extremely dilutive at our current stock prices. See “Risk factors-Our Low Stock Price May Reduce Our Earnings Per Share.”

If we are unable to meet our cash requirements from operations we would be required to fund these cash requirements by alternative financings. There can be no assurance that we will be able to obtain alternative financing, that any such financing would be on acceptable terms, or that we will be permitted to do so under the terms of our existing financing arrangements, or our financing arrangements in effect in the future. In the absence of such financing, our ability to respond to changing business and economic conditions, make future acquisitions, react to adverse operating results or fund required capital expenditures or increased working capital requirements may be adversely affected.

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

The agreements and instruments governing our existing and future debt and our secured credit facilities contain and may in the future contain various restrictive covenants that, among other things, require us to comply with or maintain certain financial tests and ratios and restrict our ability to:

•	incur debt;

•	incur or maintain liens;

•	redeem and/or prepay subordinated debt;

•	make acquisitions of businesses or entities;

•	make investments, including loans and advances;

•	make capital expenditures;

•	engage in mergers, consolidations or certain sales of assets;

•	engage in transactions with affiliates;

•	pay dividends or engage in stock redemptions; and

•	enter into certain restrictive agreements.

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

In light of our recent financial performance, we amended our credit facilities on June 18, 2002 in order to make them less restrictive. We amended the liens, capital expenditures, consolidated tangible net worth and cash interest coverage ratio covenants as well as certain other terms of the credit facilities. We also added a liquidity ratio covenant. These amendments were effective as of May 31, 2002.

MOST OF OUR NET SALES COME FROM A SMALL NUMBER OF CUSTOMERS; IF WE LOSE ANY OF THESE CUSTOMERS, OUR NET SALES COULD DECLINE SIGNIFICANTLY.

Most of our annual net sales come from a small number of our customers. Our ten largest customers accounted for approximately 60% and 65% of net sales in the three- and nine-month periods ended May 31, 2002 and approximately 65% and 72% of net sales in the corresponding periods of fiscal 2001. Since we depend on continued net sales from our largest customers, any material delay, cancellation or reduction of orders from these or other major customers could cause our net sales to decline significantly. Some of these customers individually account for more than ten percent of our annual net sales. We cannot guarantee that we will be able to retain any of our largest customers or any other accounts. In addition, our customers may materially reduce the level of services ordered from us at any time. This could cause a significant decline in our net sales and we may not be able to reduce the accompanying expenses at the same time. Moreover, our business, market share, financial condition and results of operations will continue to depend significantly on our ability to obtain orders from new customers, as well as on the financial condition and success of our customers. Therefore, any adverse factors affecting any of our customers or their customers could have a material adverse effect on our business, financial condition and results of operations. In addition to the above, some industry sources have projected that our market share by revenues may decline in the near term.

WE MAY ENCOUNTER SIGNIFICANT DELAYS OR DEFAULTS IN PAYMENTS OWED TO US BY CUSTOMERS FOR PRODUCTS WE HAVE MANUFACTURED OR COMPONENTS THAT ARE UNIQUE TO PARTICULAR CUSTOMERS.

We structure our agreements with customers to minimize our risks related to obsolete or unsold inventory. However, enforcement of these contracts may result in material expense and delay in payment for inventory. If any of our significant customers becomes unable or unwilling to purchase such inventory, our business may be materially harmed.

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

In fiscal 2000, we completed acquisitions of AMERICOM, SMART and Bluegum. Through additional acquisitions, we also acquired facilities in fourteen foreign locations. During fiscal 2001, we completed acquisitions of NEL, Shinei, Centennial, MCC-Sequel, and Sony’s manufacturing facilities in Japan and Taiwan as well as IBM’s repair center in the Netherlands. Thus far in fiscal 2002, we have completed acquisitions of Iphotonics, Inc., Stream International, C-MAC Industries Inc., Artesyn Solutions, Inc., certain assets of Lucent Technologies, NEC Ibaraki and NC&C. We intend to continue to make acquisitions of companies and strategic assets under our acquisition strategy, subject to compliance with any restrictions that may exist under our financial instruments. These acquisitions may be for cash, capital stock or any combination of cash and capital stock, and may include the incurrence or assumption of indebtedness and a reduction of our available cash.

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

POSSIBLE FLUCTUATION OF OPERATING RESULTS FROM QUARTER TO QUARTER COULD AFFECT THE MARKET PRICE OF OUR SECURITIES.

Our quarterly earnings may fluctuate in the future due to a number of factors including the following:

•	differences in the profitability of the types of manufacturing services we provide. For example, high velocity and low complexity printed circuit boards and systems assembly services have lower gross margins than low volume/complex printed circuit boards and systems assembly services;

•	our ability to maximize the hours of use of our equipment and facilities is dependent on the duration of the production run time for each job and customer;

•	the amount of automation that we can use in the manufacturing process for cost reduction varies, depending upon the complexity of the product being made;

•	our customers’ demand for our products, and their ability to take delivery of our products and to make timely payments for delivered products;

•	our ability to optimize the ordering of inventory as to timing and amount to avoid holding inventory in excess of immediate production needs;

•	fluctuations in demand for our services or the products being manufactured;

•	fluctuations in the availability and pricing of components;

•	timing of expenditures in anticipation of increased sales;

•	cyclicality in our target markets; and

•	expenses associated with acquisitions.

Therefore, our operating results in the future could be below the expectations of securities analysts and investors. If this occurs, the market price of our outstanding securities could be harmed.

WE DEPEND UPON ECONOMIC DEVELOPMENTS IN THE ELECTRONICS INDUSTRY AS A WHOLE, WHICH CONTINUALLY PRODUCES TECHNOLOGICALLY ADVANCED PRODUCTS WITH SHORT LIFE CYCLES; OUR INABILITY TO CONTINUALLY MANUFACTURE SUCH PRODUCTS IN A COST EFFECTIVE MANNER WOULD HARM OUR BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Most of our net sales are to companies in the electronics industry, which is subject to rapid technological change and product obsolescence. If our customers are unable to create products that keep pace with the changing technological environment, our customers’ products could become obsolete and the demand for our services could decline significantly. If we are unable to offer technologically advanced, cost effective, quick response manufacturing services to customers, demand for our services will also decline. In addition, a substantial portion of our net sales is derived from our ability to offer complete service solutions for our customers. For example, if we fail to maintain high-quality design and engineering services, our net sales would significantly decline.

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

WE POTENTIALLY BEAR THE RISK OF PRICE INCREASES ASSOCIATED WITH POTENTIAL SHORTAGES IN THE AVAILABILITY OF ELECTRONICS COMPONENTS.

At various times, there have been shortages of components in the electronics industry. One of the services that we perform for many customers is purchasing electronics components used in the manufacturing of the customers’ products. As a result of this service, we potentially bear the risk of price increases for these components because we are unable to purchase components at the pricing level anticipated to support the margins assumed in our agreements with our customers.

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

WE DEPEND ON THE CONTINUING TREND OF OEMS TO OUTSOURCE.

A substantial factor in our revenue growth was attributable to the transfer of manufacturing and supply base management activities from our OEM customers. Future growth is partially dependent on new outsourcing opportunities. To the extent that these opportunities are not available, our future growth would be unfavorably impacted. These outsourcing opportunities may include the transfer of assets such as facilities, equipment and inventory.

OUR NON-U.S. LOCATIONS REPRESENT A SIGNIFICANT AND GROWING PORTION OF OUR NET SALES; WE ARE INCREASINGLY EXPOSED TO RISKS ASSOCIATED WITH OPERATING INTERNATIONALLY.

In the three- and nine-month periods ended May 31, 2002, approximately 61% of net sales came from sites outside the United States, while approximately 61% and 54% of net sales came from sites outside the United States in the same periods of fiscal 2001. As a result of our foreign sales and facilities, our operations are subject to a variety of risks that are unique to international operations, including the following:

•	adverse movement of foreign currencies against the U.S. dollar in which our results are reported;

•	import and export duties, and value added taxes;

•	import and export regulation changes that could erode our profit margins or restrict exports;

•	potential restrictions on the transfer of funds;

•	inflexible employee contracts in the event of business downturns; and

•	the burden and cost of compliance with foreign laws.

In addition, we have operations in several locations in emerging or developing economies that have a potential for higher risk. The risks associated with these economies include but are not limited to currency volatility, and other economic or political risks. In the future, these factors may harm our results of operations. Our locations in emerging or developing economies include Mexico, Brazil, China, Malaysia, Hungary, Indonesia and Romania. While, to date, these factors have not had a significant adverse impact on our results of operations, we cannot give any assurance that there will not be such an impact. Furthermore, while we may adopt measures to reduce the impact of losses resulting from volatile currencies and other risks of doing business abroad, we cannot assure that such measures will be adequate.

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

As of May 31, 2002, the majority of the foreign currency hedging contracts were scheduled to mature in approximately three months and there were no material deferred gains or losses. In addition, our international operations in some instances act as a natural hedge because both operating expenses and a portion of sales are denominated in local currency. In these instances, although an unfavorable change in the exchange rate of a foreign currency against the U.S. dollar will result in lower sales when translated to U.S. dollars, operating expenses will also be lower in these circumstances. Although approximately 21% of our net sales in the third quarter of fiscal 2002 were denominated in currencies other than U.S. dollar, we do not believe our total exposure to be significant because of natural hedges.

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

WE ARE EXPOSED TO INTEREST RATE FLUCTUATIONS.

The primary objective of our investment activities is to preserve principal, while at the same time, maximize yields without significantly increasing risk. To achieve this objective, we maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including both government and corporate obligations, certificates of deposit and money market funds. As of May 31, 2002, approximately 90% of our total portfolio was scheduled to mature in less than six months. In addition, our investments are diversified and of relatively short maturity. A hypothetical 10% increase in interest rates would not have a material effect on our investment portfolios.

The following table presents the amounts of our cash equivalents and short-term investments that are subject to interest rate risk by fiscal year of expected maturity and weighted average interest rates as of May 31, 2002:

	2002	2003	2004	Total	Fair Value

Cash equivalents and short-term investments (in millions)	$511.6	$46.5	$10.8	$568.9	$568.9
Average interest rate	1.56%	3.66%	3.94%

Interest on long-term debt instruments are payable at fixed rates. In addition, the amount of principal to be repaid at maturity is also fixed. During the quarter ended May 31, 2002, we entered into interest rate swap transactions under which we pay variable rates and we receive fixed rates. The interest swaps effectively convert $1 billion of our long-term debt with a fixed interest rate into debt with a variable rate of interest. Since our investment portfolio earns variable interest rates, the interest rate swaps allow us to partially offset the variable rate risk from the investment portfolio. In the case of the convertible notes, such notes are based on fixed conversion ratios into common stock. We are exposed to variable interest rates on this $1 billion of interest rate swaps, and we may increase our exposure if there were to be material borrowings under our revolving lines of credit.

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

FAILURE TO COMPLY WITH ENVIRONMENTAL REGULATIONS COULD HARM OUR BUSINESS.

As a company in the electronics manufacturing services industry, we are subject to a variety of environmental regulations relating to the use, storage, discharge and disposal of hazardous chemicals used during our manufacturing process. Although we have never sustained any significant loss as a result of non-compliance with such regulations, any failure by us to comply with environmental laws and regulations could result in liabilities or the suspension of production. In addition, these laws and regulations could restrict our ability to expand our facilities or require us to acquire costly equipment or incur other significant costs to comply with regulations. The addition of numerous production and manufacturing service facilities as a result of our recent combination with C-MAC could generate additional risks that we have yet been unable to evaluate fully.

The investigations of the C-MAC facilities to date indicate that there are some contaminated sites for which C-MAC has been indemnified by third parties for any required remediation, sites for which there is a risk of the presence of contamination, and sites with some levels of contamination for which C-MAC may be liable and which may or may not ultimately require any remediation. We have obtained environmental insurance to mitigate certain environmental liabilities posed by C-MAC’s operations and facilities. We believe, based on our current knowledge, that the cost of any groundwater or soil clean-up that may be required at C-MAC facilities would not materially harm our business, financial condition and results of operations. Nevertheless, the process of remediating contamination in soil and groundwater at the facilities is costly and cannot be estimated with high levels of confidence, and there can be no assurance that the costs of such activities would not harm our business, financial condition and results of operations in the future.

OUR STOCK PRICE MAY BE VOLATILE DUE TO FACTORS OUTSIDE OF OUR CONTROL.

Our stock price could fluctuate due to the following factors, among others:

•	announcements of operating results and business conditions by our customers;

•	announcements by our competitors relating to new customers or technological innovation or new services;

•	economic developments in the electronics industry as a whole;

•	ratings downgrades may have a negative impact on our stock price;

•	political and economic developments in countries in which we have operations; and

•	general market conditions.

OUR RATING DOWNGRADES MAKES IT MORE EXPENSIVE FOR US TO BORROW MONEY.

On December 18, 2001 Moody’s Investor’s Service and Standard & Poor’s downgraded our senior unsecured debt rating to “Ba1” and “BB+”, respectively, both with negative outlooks. On March 22, 2002, Standard and Poor’s downgraded our senior unsecured debt rating to “BB” with a negative outlook. On May 14, 2002, Moody’s Investor Services further downgraded our senior unsecured debt rating to Ba3 with a stable outlook. These rating downgrades will increase our cost of capital should we borrow under our revolving lines of credit, and may make it more expensive for us to raise additional capital in the future on terms that are acceptable to us or at all. In addition, any further ratings downgrades may further negatively impact the price of our common stock and many have other negative implications on our business, many of which are beyond our control.

OUR LOW STOCK PRICE MAY REDUCE OUR EARNINGS PER SHARE.

On May 8, 2003, we may become obligated to purchase, at the option of the holders, all or a portion of the outstanding 2.75% LYONs at a price of $628.57 per note and on May 20, 2004 we may become obligated to purchase, at the option of the holders, all or a portion of the outstanding 3.25% LYONs at a price of $587.46 per note. We have the option to pay the purchase price of LYONs in cash or common stock or any combination thereof. At the time of such election, it may be in the best interests of our shareholders to satisfy such obligation in cash, however, we may not have sufficient cash available and we may not be able to finance the required amounts on acceptable terms, if at all. As a result, we may be required to satisfy such obligations with our common stock. If we elect to pay the purchase price, in whole or part, in shares of our common stock, the number of shares of common stock to be delivered shall equal the purchase price divided by the average of the sale prices of the common stock for the five trading day period ending on the third business day prior to May 8, 2003 or May 20, 2004, as the case may be. On each respective repurchase date the 2.75% LYONs or the 3.25% LYONs are convertible into common stock at a price of $50.98 per share or 12.3309 shares per LYON in the case of the 2.75% LYONs or at a price of $49.84 per share or 11.7862 shares per LYON, in the case of the 3.25% LYONs. In the event that our stock price remains below $50.98 per share at May 8, 2003 or below $49.84 per share at May 20, 2004, as the case may be, we may have to issue a significant amount of additional shares to such holders. Accordingly, our earnings per share may be significantly reduced.

FAILURE TO ATTRACT AND RETAIN KEY PERSONNEL AND SKILLED ASSOCIATES COULD HURT OUR OPERATIONS.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See Management’s Discussion and Analysis of Financial Condition and Results of Operations for factors related to fluctuations in the exchange rates of foreign currency and fluctuations in interest rates under “Risk Factors.”

PART II. OTHER INFORMATION

Item 1: Legal Proceedings

In the semiconductor, computer, telecommunications and networking industries, companies receive notices from time to time alleging infringement of patents, copyrights, or other intellectual property rights. Solectron has been and may from time to time continue to be notified of claims that it may be infringing patents, copyrights or other intellectual property rights owned by other third parties. Any litigation could result in substantial costs and diversion of resources and could have a material adverse effect on Solectron’s business, financial condition and results of operations. In the future, third parties may assert infringement claims against Solectron or its customers. In the event of an infringement claim, Solectron may be required to spend a significant amount of money to develop a non-infringing alternative or to obtain licenses. Solectron may not be successful in developing such an alternative or obtaining a license on reasonable terms, if at all. In addition, any such litigation could be lengthy and costly and could harm Solectron’s financial condition.

Item 2: Changes in Securities

     None

Item 3: Defaults upon Senior Securities

     None

Item 4: Submission of Matters to a Vote of Security Holders

     None

Item 5: Other Information

     None

Item 6: Exhibits and Reports on Form 8-K

     (a) Exhibits:

Exhibit No.	Exhibit Description

3.1*	Restated Certificate of Incorporation of the Company, as amended.

3.2**	Bylaws of the Company, as amended.

3.3***	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of the Company.

10.1	Amendment of 364-Day facility Credit Agreement dated as of June 18, 2002, among the registrant and Goldman Sachs Credit Partners L.P., Bank of America, N.A., JPMorgan Chase Bank and The Bank of Nova Scotia.

10.2	Amendment of Three-Year facility Credit Agreement dated as of June 18, 2002, among the registrant and Goldman Sachs Credit Partners L.P., Bank of America, N.A., JPMorgan Chase Bank and The Bank of Nova Scotia.

*	Incorporated by reference from Exhibit 3.1 filed with the Company's Form 10-Q for the quarter ended February 28, 2001, Exhibit 3.1 filed with the Company's Form 10-Q for the quarter ended February 25, 2000, and Exhibit 3.1 filed with the Company's Form 10-Q for quarter ended February 26, 1999.
**	Incorporated by reference from Exhibit 3.2 filed with the Company's Form 10-Q for the quarter ended February 26, 1999.
***	Incorporated by reference from Exhibit 3.3 filed with the Company's Annual Report on Form 10-K for fiscal year ended August 31, 2001.

(b)	Reports on Form 8-K

On April 2, 2002, Solectron filed a Current Report on Form 8-K regarding its completion of the purchase of equipment and inventory, and the three-year supply agreement with Lucent Technologies.

SOLECTRON CORPORATION

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOLECTRON CORPORATION (Registrant)

Date: July 10, 2002	By /S/ Kiran Patel
Kiran Patel Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.	Exhibit Description

3.1*	Restated Certificate of Incorporation of the Company, as amended.

3.2**	Bylaws of the Company, as amended.

3.3***	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of the Company.

10.1	Amendment of 364-Day facility Credit Agreement dated as of June 18, 2002, among the registrant and Goldman Sachs Credit Partners L.P., Bank of America, N.A., JPMorgan Chase Bank and The Bank of Nova Scotia.

10.2	Amendment of Three-Year facility Credit Agreement dated as of June 18, 2002, among the registrant and Goldman Sachs Credit Partners L.P., Bank of America, N.A., JPMorgan Chase Bank and The Bank of Nova Scotia.

*	Incorporated by reference from Exhibit 3.1 filed with the Company's Form 10-Q for the quarter ended February 28, 2001, Exhibit 3.1 filed with the Company's Form 10-Q for the quarter ended February 25, 2000, and Exhibit 3.1 filed with the Company's Form 10-Q for quarter ended February 26, 1999.
**	Incorporated by reference from Exhibit 3.2 filed with the Company's Form 10-Q for the quarter ended February 26, 1999.
***	Incorporated by reference from Exhibit 3.3 filed with the Company's Annual Report on Form 10-K for fiscal year ended August 31, 2001.