Form 10-K
period 2002-08-30
SOLECTRON CORP
filed 2002-11-13
CIK 835541

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(MARK ONE)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 30, 2002
OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM ___________ TO _____________

Commission File Number 001-11098

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
7.25% Adjustable Conversion-Rate Equity Security Units
3.25% Liquid Yield Option Notes due 2020
2.75% Liquid Yield Option Notes due 2020
Common Stock
Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]  No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K. [   ]

The aggregate market value of the Registrant’s Common Stock held by non-affiliates on November 1, 2002 was approximately $1,588 million (based upon the last reported price of the Common Stock on the New York Stock Exchange on such date). Shares of Common Stock held by each officer, director, and holder of 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of November 1, 2002, there were approximately 826 million shares of the Registrant’s common stock outstanding (including approximately 37 million shares of Solectron Global Services Canada, Inc. which are exchangeable on a one-to-one basis for the Registrant’s common stock).

DOCUMENTS INCORPORATED BY REFERENCE

The Registrant’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on January 15, 2003, which Solectron will file with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this report, is incorporated by reference in Part III of this Form 10-K to the extent stated herein.

SOLECTRON CORPORATION

2002 FORM 10-K ANNUAL REPORT

Solectron and the Solectron logo are registered trademarks of Solectron Corporation. All other names are trademarks and/or registered trademarks of their respective owners.

PART I

ITEM 1: BUSINESS

The information contained in this business overview is qualified in its entirety by, and is subject to, the detailed information, consolidated financial statements and notes thereto contained within this document under the Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Financial Statements and Supplementary Data sections.

Overview

We provide supply-chain and product life-cycle services to original equipment manufacturers (OEMs) around the world. These companies contract with us to build their products or to obtain services related to product development, manufacturing and post-production requirements. In many cases, we build and service products that carry the brand names of our customers.

We serve several segments of the electronics products and technology markets. Much of our business is related to the following products:

•	Networking equipment such as routers and switches that move traffic across the Internet;

•	Telecommunications equipment;

•	Computing equipment, including workstations, notebooks, desktops, servers, storage systems and peripherals;

•	Consumer products such as high-end cellular phones, set-top boxes, personal/handheld communications devices and home game consoles;

•	Electronic sub-systems for the automotive, aviation and industrial markets; and

•	Other electronics equipment and products.

Our customers include many of the world’s leading technology companies, such as Cisco, Nortel, Ericsson, Sun Microsystems, IBM, Apple, Sony, Lucent, HP/Compaq and Wavecom.

We have a comprehensive range of services that meet customer supply chain needs throughout the product life cycle. Our services include:

•	Advanced technology building block products and design;

•	Product design;

•	New product introduction (NPI) management;

•	Prototyping;

•	Product testing;

•	Full product manufacturing, including printed circuit board assembly (PCBA) and complete product systems assembly;

•	Materials purchasing and supply-base management;

•	Distribution and installation;

•	Product repair and warranty service; and

•	End-consumer technical support and customer relationship management (CRM) services.

We bring these services together to provide integrated solutions for customers in electronics and technology markets. By utilizing our services, customers gain cost and time advantages that help improve their competitiveness and enable them to focus on their core competencies of sales, marketing, and research and development. More specifically, we provide several benefits to OEMs:

Faster Time-to-Market: Due to intense competitive pressures in the electronics industry, shorter product life cycles require OEMs to reduce the time needed to bring a product to market. OEMs can reduce time-to-market by using our services, expertise and infrastructure. For example, our customer engineered products, such as embedded systems and microcircuits, form technology building blocks that enable OEMs to rapidly develop complex electronic products and systems. OEMs can further reduce time-to-market by partnering with us during the stages of product design and product improvement to expedite the transition into large volume production in our manufacturing centers.

Lower Total Costs: OEMs that work with us can realize significantly lower costs as a result of several factors: our ability to perform services in the most value-adding, cost-effective locations around the world; our ability to pool purchasing across our customer base resulting in lower costs; our ability to produce multiple products within a given facility; and our flexibility to adapt our operations to changing customer demand.

Better Asset Utilization: By using us to provide supply-chain services, OEMs can lower their investment in property, plant and equipment, as well as systems and infrastructure. This lower investment can lead to better asset utilization and higher return on assets for our OEM customers.

Focused Resource Allocation: As a result of market demands, many OEMs focus their resources on activities that add the greatest value. By offering comprehensive electronics supply-chain and product life-cycle services, we allow OEMs to focus on their own core competencies, such as next-generation product development, marketing and sales.

Access to Leading Manufacturing and Service Technologies: Electronic products, electronics manufacturing and service technologies have become increasingly sophisticated and complex. This makes it difficult for OEMs to maintain the necessary technological expertise to manufacture and repair products internally. OEMs are motivated to work with us to gain access to our expertise in interconnect, test, process, repair and other technologies.

Access to Worldwide Capabilities: We have facilities in Asia/Pacific, Europe, North America and Latin America. Through our global presence, we perform supply-chain and product life-cycle services in locations to best address our customers’ objectives, including cost containment; compliance with local content regulations; proximity to end markets and end consumers; and the elimination of expensive freight costs, tariffs and time-consuming customs clearances.

We are benefiting from increased worldwide market acceptance of, and reliance upon, the outsourcing of manufacturing, supply-chain and product life-cycle services by electronics OEMs. Many OEMs in the electronics and other industries outsource manufacturing and related supply-chain services as part of their business strategies.

Solectron was first incorporated in California in August 1977 and was reincorporated in Delaware in February 1997. Our principal executive offices are at 777 Gibraltar Drive, Milpitas, California 95035. Our telephone number is (408) 957-8500 and Internet address is www.solectron.com.

Industry Overview

OEMs in electronics and technology markets around the world are seeking to increase their competitiveness by expanding their utilization of Electronic Manufacturing Service (EMS) companies. Faced with shorter product life cycles, more complex technology and market pressures to reduce costs and product ramp time, OEMs are turning to EMS providers for a broader range of supply-chain and product life-cycle services. Outsourcing enables OEMs to concentrate on their core competencies of product research and development, marketing and sales.

Strategy

Our strategy is to offer our customers significant competitive advantages by having them outsource to us their supply-chain and product life-cycle service needs. We differentiate ourselves from our competitors by providing superior levels of quality, service and value. We accomplish this by offering value-added solutions based on our broad range of services. As a result, we create compelling outsourcing solutions that our customers can utilize in whole or in part.

Capitalize on Industry Growth Trends
Our business benefits from the increased OEM acceptance of, and reliance upon, outsourced manufacturing services and supply-chain management services. To meet the growing outsourcing needs of OEMs, we have strategically expanded our range of services to cover the entire supply chain and product life cycle including technology building block products, product design, manufacturing and extensive after-sales technical support, repair and CRM services.

Uncompromising Quality
Quality is a core part of our culture. We strive to continuously improve our processes, and we use several quality improvement and measurement techniques to monitor our performance. We have received many service and quality awards, including the Malcolm Baldrige National Quality Award for Manufacturing in 1991 and again in 1997. Substantially all of our manufacturing facilities are certified under ISO-9000 international quality standards for design, manufacturing and distribution management systems.

Strategic Relationships
We seek to establish long-term strategic relationships with major and emerging OEM leaders in diverse electronics and technology industry segments. Our goal is to strengthen these relationships by delivering total supply-chain solutions across the entire product life cycle, from design to full product manufacturing and distribution, to after-sales services such as product repair and support.

Turn-key Capabilities
We believe that, as technologies become more complex and as product life cycles continue to shorten, OEMs will outsource more of their supply-chain and product life-cycle needs. As they do this, we believe they will look to a primary provider of these services on a turn-key, or seamless, basis. We believe we are positioned to be a primary provider to OEMs by delivering value-added services and solutions.

Advanced Technology Processes
We offer customers access to advanced technology processes, including design, NPI and repair expertise. Our involvement during the early design stage helps reduce product time-to-market and enable a fast ramp to volume manufacturing. We have developed common tools for industrial, electrical, mechanical and manufacturing applications designed to shorten the design cycle and maintain cost effectiveness. Our repair expertise also spans a wide range of products and advanced technologies, from the system to the component level.

Diverse Geographic Operations
We locate our operations based on several considerations including where we can generate manufacturing efficiencies and lower total costs, proximity to customers, proximity to end markets and end users, and where we can cost-effectively generate the greatest value. We have operations throughout the Asia/Pacific region, the Americas and Europe. We believe our facilities in these regions enable us to best meet our customers’ requirements.

Global Footprint

Our footprint – or facilities location – strategy is to locate specific services and capabilities where they can generate the greatest value at the lowest total cost. These decisions are made based on low-cost manufacturing options, proximity to our customers, proximity to end markets and end users, and the location of specific resources needed to deliver value.

Regarding our manufacturing footprint, we are shifting our capacity to lower-cost locations – Mexico, Eastern Europe and, particularly, Asia. This reflects our belief that OEM customers will be driven by the cost advantages associated with these locations, among other factors, in the coming years. By the end of fiscal 2003, we expect that approximately 60% of our manufacturing capacity for our Global Operations business unit will be in low-cost regions including Eastern Europe, Latin America and Asia. As part of this effort, we are consolidating selected facilities in the Americas and Europe and transferring work to lower cost locations, particularly in Asia.

We locate our other services based on how best to add value and to gain access to pools of people with the skills and experience we need to create solutions and deliver world-class services. For example, we have a major design and NPI center in California. This enables us to draw from a highly skilled pool of resources, and it gives us close proximity and immediate access to interact with customers at critical phases of the product life cycle.

For our after-sales services, we operate repair and warranty centers based on proximity to transportation infrastructure and proximity to end users. We also operate customer contact centers in various locations that provide qualified workers skilled at handling end-user inquiries.

Our ability to serve our customers effectively is also dependent upon our materials management and logistic capabilities. Our locations are served by a world-class materials organization, consisting of multiple groups across multiple locations, backed by information technology. The materials group is responsible for ordering, tracking and ensuring that the correct parts are delivered to the correct locations on a just-in-time basis to meet our customers needs.

North America

Our North American facilities are increasingly focused on higher value activities, such as a variety of design services, technology development, after-sales services, and manufacturing low-volume, highly complex products.

In fiscal 2002, we expanded our optical manufacturing capabilities through the acquisition of Iphotonics in the United States. We also further strengthened our post-manufacturing services through the addition of U.S. sites related to the acquisition of Artesyn Solutions, Inc. In addition, we enhanced our total service offerings through the acquisition of Stream International, a global CRM outsourcing and support services provider. In addition, we added after-sales capabilities in the communications, computer and electronics storage markets with our acquisition of Magnetic Data Technologies (MDT).

Approximately 50 additional facilities in Canada and the U.S. came with our fiscal 2002 acquisition of C-MAC Industries, Inc. (C-MAC). Many of these facilities are smaller in size and perform services complementary to PCBA work performed at selected other North American locations. Some of these locations also design and manufacture advanced technology building block products, such as microcircuits and sensors.

Throughout the year, we reduced our overall manufacturing presence in North America as a result of our restructuring activities and our strategic shift of manufacturing capacity toward lower-cost regions.

Asia/Pacific

In line with our strategy to provide low-cost solutions for our customers, we are growing our facilities footprint in the Asia/Pacific region. This region is emerging as a significant end-market for our customers and our facilities in Asia/Pacific are located to take advantage of the region’s well-developed supply-base, transportation and logistics infrastructure, and educated workforce. In particular, we have strategically located several of our manufacturing facilities in China and Malaysia to better serve the needs of OEMs requiring price-sensitive, high-volume production capabilities. The demand for low-cost, high-complexity manufacturing in these countries is also growing. During fiscal 2002, the acquisition of Northern C&C Technology Ltd. (NC&C) expanded our after-sales service presence in Beijing, Shanghai and Hong Kong.

In addition, we have located facilities in countries such as Japan and Singapore to provide high value activities, such as NPI, systems assembly, fulfillment and repair services near our customers’ end-markets. Our recent acquisition of MDT also added a repair and logistics hub in Singapore.

Latin America

Our Mexican facility provides low-cost, medium complexity manufacturing and related services, mainly for the North American market. The Latin American region’s proximity to North America is also ideal for production where low-cost and time-to-market are particular concerns for OEMs. Our operations in Brazil support the South American market.

Europe

Driven by our strategy and the general economic downturn, we are streamlining our operations in Europe. Our Western Europe operations in France and Scotland will be focused on providing high value services to our customers, such as design, systems assembly and integration, and repair. Our Eastern Europe locations in Romania and Hungary continue to provide our customers with high-volume, low-cost manufacturing services for the European region.

Our operations are divided into four business units as follows:

Global Operations Business Unit

Global Operations is the largest of our four business units. In fiscal 2002, it generated sales of $10.3 billion, or 83.8% of our total net sales. Through Global Operations, we provide customers with pre-manufacturing, manufacturing, materials management and fulfillment services for printed circuit boards, backplanes, system enclosures and complete electronic products.

We offer a wide selection of pre-manufacturing services to customers, from electrical and mechanical design, structural and functional test development, prototyping, qualification and agency approval. All of our pre-manufacturing services are guided by Solectron’s NPI process, dedicated to shorten product development cycles and optimize a product’s design for manufacturing.

The core function of Global Operations provides manufacturing services to meet a wide range of customer needs, from large-volume/low-complexity products to highly complex configure-to-order/build-to-order systems. These manufacturing services include systems and product testing, PCBA, sub-systems assembly, configure-to-order and build-to-order systems assembly; and product installation. Our advanced manufacturing technology processes and failure analysis and test capabilities enable customers’ products to reach the market faster and at lower cost.

During the year we added to our manufacturing capabilities through acquisitions that enhanced our optical technology expertise, as well as sub-system and full-system manufacturing services. The addition of these new capabilities is consistent with our intent to build full products and our strategy to provide complete product life-cycle solutions.

Our materials management and fulfillment services ensure that the necessary parts and products are in the right place at the right time to meet customer requirements. Materials management includes the planning, purchasing, expediting, warehousing and preparation of components and materials required to assemble products or portions of products. Our global materials and procurement expertise helps customers lower materials costs and improve their overall materials reliability, availability and flexibility. Through product fulfillment, we manufacture, package and ship the products directly to our customers or their customers.

Technology Solutions Business Unit

Technology Solutions provides modular memory and embedded systems design and related manufacturing services. Within Technology Solutions, SMART Modular Technologies (SMART) and Force Computers offer a wide range of memory and input/output (I/O) products, and embedded computer boards and systems that form pre-developed technology building blocks to increase product time to market for our customers. With sophisticated design and product expertise, Technology Solutions plays a significant role in our life-cycle solutions. In fiscal 2002, Technology Solutions generated sales of $860.3 million, or 7.0% of our total net sales.

Through SMART, Technology Solutions offers memory and communications products for OEMs that demand proven technology, quality and logistical support. SMART’s memory division is a market leader with an array of high-end products, including DRAM and SRAM modules, flash modules and flash cards. SMART’s I/O division focuses on both standard and customized I/O products, such as wireless modems for use with CDMA and GSM cell phones, and xDSL adapters, as well as advanced wireless product design and manufacturing.

Through Force Computers, Technology Solutions offers a variety of embedded boards and systems serving the telecom/datacom, military and aerospace, medical, and industrial markets. These products are based on a variety of standards (cPCI, VME, cPSB, PMC) as well as custom form factors utilizing the latest Intel, Power PC, and Sparc CPU technology. Force’s building block approach to boards, peripheral cards, backplanes, and systems tied together with value-added software offerings allow OEMs a time-to-market advantage at a competitive cost.

Global Services Business Unit

Global Services is our primary provider of post-manufacturing services with solutions from the time a product is put in service until it is removed from the market. These services include: product repair; upgrades; re-manufacturing and maintenance through factory and fast-hub service centers located around the world; help-desk support through customer call centers for end users; logistics and parts management including management of strategic stocking locations; returns processing; warehousing; engineering change management; and end-of-life manufacturing. In fiscal 2002, Global Services generated sales of $822.7 million, or 6.7% of our total net sales.

Through these services and working directly with end users on technical support and returns, we provide faster service to end users and provide greater value to our OEM customers. In this way, we add value to their business by enhancing their brand with their customers.

Whether at the system or the component levels, we provide the technical expertise necessary to service a wide range of electronic products. Our highly skilled technicians support today’s most advanced technologies, including liquid crystal display, optical and radio frequency products, components and systems. We also minimize shipping costs and repair time by handling repairs at our various international locations. In addition, our data collection systems can provide valuable information from customers and repair history to improve product design and reliability.

We operate service and support centers worldwide, including specially designated rapid-repair hubs in Memphis, Tennessee; Amsterdam, the Netherlands; and Singapore. Our service and support facilities are located in strategic end markets to provide the fast turnaround essential to service products, such as laptop and desktop computers, cell phones, and advanced telecommunications and networking equipment, all of which contain information vital to the product’s end user. By offering a broad array of global, post-manufacturing service options across multiple market segments, we can provide a full range of integrated solutions to our diverse customer base.

In fiscal 2002, our acquisition of MDT added after-sales capabilities in the communications, computer and electronic storage markets. In addition, our acquisition of NC&C increased our repair capabilities and presence in China.

During the year, we also acquired Artesyn Solutions, which expanded our materials return processing, repair and refurbishment capabilities. Also, the acquisition of Stream International significantly increased Global Services’ capabilities extending to global CRM outsourcing and support services.

MicroSystems Business Unit

MicroSystems was established as a business unit upon the completion of our acquisition of C-MAC. It offers a broad portfolio of enabling solutions to the communications, automotive and military markets. It has manufacturing facilities in the United States, Canada, the United Kingdom, France, Germany, Belgium, and India, which in turn are supported by an international network of technical sales offices and distributors. In fiscal 2002, MicroSystems generated sales of $305.8 million, or 2.5% of total net sales.

MicroSystems aims to satisfy specific customer or application requirements through industry-leading design and manufacturing expertise in advanced electronic components, sub-systems and systems. MicroSystems’ customers include many of the world’s leading telecommunications, automotive, military, aerospace and wireless communications manufacturers that demand exacting product and service standards.

MicroSystems is involved in every stage of the fabrication of hybrid microcircuits from design to manufacturing. It uses state-of-the-art technologies to provide integrated solutions for applications as varied as optical transceivers and pressure sensors. Customer needs for high functionality and miniaturization are supported by MicroSystems’ low-temperature co-fired ceramic (LTCC) operations. The ceramic-based technologies find broad application within the automotive, military, aerospace and telecommunications markets.

A second core technology is based on quartz crystals and frequency products. MicroSystems offers a full range of products and technologies from low-end oscillators to highly sophisticated TCXOs, OCXOs and SAWs. In addition, state of the art ceramic-based and micro-machined silicon (MEM) sensors satisfy a comprehensive range of applications in automotive, industrial and aerospace applications.

Sales and Marketing

Sales and marketing are integrated processes involving direct salespersons, project managers and senior executives. We direct our sales resources and activities at several management and staff levels within customer and prospective customer companies. We also use independent sales representatives in certain geographic areas. We receive unsolicited inquiries resulting from word of mouth, from advertising and public relations activities, and through referrals from current customers. We evaluate these opportunities against our customer selection criteria and assign direct salespersons or independent sales representatives, as appropriate.

Historically, we have had substantial recurring sales from existing customers. About 96% of our fiscal 2002 net sales came from customers that also used our services in fiscal 2001. While we seek to diversify our customer base, a small number of customers currently generate a significant portion of our sales.

Our top 10 customers accounted for approximately 65% of net sales in fiscal 2002, 72% of net sales in fiscal 2001 and 74% of net sales in fiscal 2000. Several customers each accounted for more than 10% of net sales during these periods: Nortel (14%), HP/Compaq (11%) and Cisco (11%) in fiscal 2002; Ericsson (14%), Cisco (12%), Nortel (12%) and HP/Compaq (11%) in fiscal 2001; and HP/Compaq (16%), Ericsson (13%) and Cisco (12%) in fiscal 2000. Sales to HP and Compaq are combined in each period for comparability purposes due to their merger in May 2002.

Backlog

Backlog consists of contracts or purchase orders with delivery dates scheduled within the next 12 months. At August 31, 2002, our backlog was approximately $1.6 billion, compared with backlog of approximately $2.2 billion at August 31, 2001. Because customers may cancel or reschedule deliveries, backlog is not a meaningful indicator of future financial results.

Competition

The EMS industry consists of a large number of companies, several of which have substantial market share. We also face competition from current and prospective customers that evaluate our capabilities against the merits of manufacturing products internally. We compete with different companies depending on the type of service or geographic area. We believe the primary basis of competition in our targeted markets is proven execution, reliability, manufacturing technology, continuity of supply, quality, responsiveness, a full range of value-adding services, ability to serve global customers and price. To remain competitive, we must continue to provide technologically advanced services; deliver solutions that integrate our range of services; maintain high quality levels; offer flexible delivery schedules; deliver finished products on a reliable basis; and compete favorably on price.

Associates

As of August 31, 2002, we employed approximately 73,000 associates worldwide, including approximately 9,000 temporary associates. Our international operations employed approximately 50,000 associates.

Patents and Trademarks

We have United States patents related to the processes and equipment used in our surface mount technology, as well as patents related to memory module technology and Versa Module Eurocard (VME) technology. In addition, we have access to a number of IBM patents and license rights. We also have registered trademarks (service marks) in the United States and many countries throughout the world.

Although we do not believe that our trademarks, manufacturing process, patents and license rights to which we have access infringe on the intellectual property rights of others, we cannot ensure that third parties will not assert infringement claims against us in the future. If such an assertion were to be made, it may become necessary or useful for us to enter into licensing arrangements or to resolve such an issue through litigation. However, we cannot ensure that such license rights would be available to us on commercially acceptable terms or that any such litigation would be resolved favorably. Any litigation could be lengthy and costly and, regardless of its outcome, could materially harm our financial condition.

Environmental Matters

We are required to comply with local, state, federal and international environmental laws and regulations relating to the treatment, storage, use, discharge, emission and disposal of hazardous materials used in our manufacturing and service processes. We are also required to comply with laws and regulations relating to occupational safety and health, product take back and product content and labeling. Failing to comply with these present and future laws and regulations could restrict our ability to expand facilities, or could require us to acquire costly equipment or to incur other significant expenses to comply with environmental regulations. Moreover, to the extent we are found non-compliant with any of these laws and regulations, we may incur substantial fines and penalties. We are committed to maintaining compliance in all of our facilities and to continuously improving our environmental practices.

We are also required to obtain and maintain environmental permits for many of our facilities. These permits, which must be renewed periodically, are subject to revocation if we violate environmental laws. There can be no assurance that violations will not occur as a result of equipment failure, human error or other causes. If a violation of environmental laws occurs, we could be held liable for damages, fines and costs of remedial actions, and our permits could be revoked. Any such revocation could require us to cease or limit production at one or more of our facilities, and may adversely impact our results of operations.

We obtained a large number of facilities through the 2002 acquisitions of C-MAC and other companies as well as various asset purchases. It is possible that some of those facilities could have soil, groundwater or interior facility contamination that requires remediation. We have obtained environmental insurance to mitigate certain environmental liabilities posed by C-MAC’s operations and facilities. We believe, based on our current knowledge, that the cost of any groundwater or soil clean-up that may be required at C-MAC facilities or any other facility we have acquired would not materially harm our business, financial condition and results of operations. Nevertheless, it is costly to remediate contamination, and there can be no assurance that any remediation costs would not harm our business, financial condition and results of operations in the future. In addition, we have been, and in the future may be, held liable for remediation of sites where our hazardous materials (or those of companies we have acquired) have been disposed of. To date, these liabilities have not been substantial or material to our business, financial condition and results of operations.

ITEM 2: PROPERTIES

Our manufacturing facilities are located throughout the Americas, Europe, and Asia/Pacific. The table below lists the major facilities leased or owned as of August 31, 2002.

Location	Square Footage	Leased/Owned	Primarily Used

Global Operations
Milpitas, Fremont, Mountain View; California	554,000	leased*	PCBA & Systems Integration
Westborough, Massachusetts	198,000	leased	PCBA
Charlotte, North Carolina	706,000	76,000 leased/630,000 owned	PCBA
Creedmoor, North Carolina	290,000	owned	Systems Integration
Columbia, South Carolina	357,000	leased*	Systems Integration
Austin, Texas	824,000	leased	PCBA
Sherbrooke, Quebec, Canada	108,000	7,000 leased/101,000 owned	Systems Integration
Kanata, Ontario, Canada	87,000	leased	PCBA & Systems Integration
Dollard des Ormeaux, Quebec, Canada	165,000	leased	Metal Fabrication
Winnipeg, Manitoba, Canada	94,000	owned	PCBA & Systems Integration
Guadalajara, Mexico	632,000	leased	PCBA & Systems Integration
Hortolandia, Brazil	191,000	leased	Back Plane
Bordeaux, France	480,000	owned	PCBA & Systems Integration
Herrenberg, Germany	110,000	owned	Systems Integration
Budapest, Hungary	307,000	owned	Systems Integration
Carrickfergus, Northern Ireland	211,000	leased	Systems Integration
Timisoara, Romania	358,000	owned	PCBA & Systems Integration
Dunfermline, Scotland	221,000	owned	PCBA
Ostersund, Sweden	280,000	owned	PCBA
Suzhou, China	333,000	owned	PCBA
Shanghai, China	272,000	leased	PCBA
Shenzhen, China	230,000	owned	PCBA
Batam, Indonesia	106,000	leased	PCBA
Ibaraki, Japan	137,000	leased	PCBA
Nakaniida, Japan	379,000	leased	PCBA
Penang, Malaysia	1,063,000	31,000 leased/1,032,000 owned	PCBA
Singapore	443,000	326,000 leased/117,000 owned	PCBA, Systems Integration & Metal Fabrication
Others	622,000	leased/owned	PCBA, Systems Integration & Metal Fabrication

Total	9,758,000

Technology Solutions
Aguada, Puerto Rico	84,000	leased	Memory Mfg & Engineering
Aguadilla, Puerto Rico	90,000	leased	Memory Mfg & Engineering
Fremont, California	191,000	leased	Memory Mfg & Engineering
Munich, Germany	276,000	leased	Boards, Systems & Engineering
Others	171,000	leased	Boards, Systems, Memory Mfg & Engineering

Total	812,000

Global Services
Sacramento, California	405,000	leased	Systems Repair & Refurbish
Milpitas, California	253,000	leased	Systems Repair & Refurbish
Canton, Massachusetts	184,000	leased	Call center
Austin, Texas	113,000	leased	Systems Repair & Refurbish
Dallas, Texas	248,000	leased	Systems Repair & Refurbish
Memphis, Tennessee	185,000	leased	Systems Repair & Refurbish
Lavergne, Tennessee	113,000	leased	Warehouse
Louisville, Kentucky	407,000	leased	Systems Repair & Refurbish
Kalispell, Montana	89,000	leased	Call center
Beaverton, Oregon	93,000	leased	Call center
Belleville, Ontario, Canada	104,000	leased	Call center
Newmarket, Ontario, Canada	185,000	leased	Systems Repair & Refurbish
Cape Breton, Nova Scotia, Canada	100,000	leased	Call center
Bordeaux, France	107,000	leased	Systems Repair & Refurbish
Amsterdam, Netherlands	268,000	68,000 leased/200,000 owned	Systems Repair & Refurbish
Sydney, Australia	133,000	leased	Systems Repair & Refurbish
Singapore	98,000	leased	Systems Repair & Refurbish
Others	780,000	leased	Systems Repair, Refurbish & Call center

Total	3,865,000

MicroSystems
Moorpark, California	279,000	leased	Sensor Design & Manufacture
Argenteuil, France	84,000	owned	Design & Manufacture Oscillators
Ronse, Belgium	90,000	owned	Design & Manufacture Resistor Networks
Others	354,000	leased/owned	Design & Manufacture Electronics

Total	807,000

Corporate
Milpitas, California	169,000	leased	Headquarters
San Jose, California	93,000	leased*	Administration
Others	9,000	leased	Administration

Total	271,000
Grand total	15,513,000

*	includes properties under synthetic leases, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations for a discussion of the synthetic leases.

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

ITEM 3: LEGAL PROCEEDINGS

We from time to time are involved in various litigation and legal matters including those described below. We are not a party to legal proceedings that individually or in the aggregate are believed to be material to our business.

On August 29, 2002, ATEL Leasing Corporation, a lessor of manufacturing equipment to us, filed suit against us in the California Superior Court for the City and County of San Francisco (ATEL Leasing Corp. v. Solectron Corp., Case No. 412011), alleging that ATEL is entitled to recover as “liquidated damages and not as a penalty” amounts equal to the “stipulated loss value” of all of the equipment leased to us by ATEL under two equipment lease agreements, even though the equipment in question was neither lost nor damaged, and even though we were current on all lease installment payments (and had paid all applicable late payment fees) under the leases. ATEL’s complaint seeks “liquidated damages” of approximately $26 million, plus additional interest allegedly accruing thereon, and litigation expenses. We believe ATEL’s claims are without merit, and that we have meritorious defenses, including that the “liquidated damages” provision upon which ATEL relies is an unenforceable penalty under California law. In fact, the United States District Court for the Northern District of California ruled in a March 2001 opinion (ATEL Financial Corp. v. Quaker Coal Company, 132 F.Supp.2d 1233) that a “liquidated damages” provision which ATEL had attempted to enforce in that case was an unenforceable penalty under California law. While ATEL has appealed that ruling, we believe the U.S. District Court’s decision was correct, and that the “liquidated damages” provisions which ATEL is attempting to enforce against us should similarly be held unenforceable under applicable California law. We have filed a crosscomplaint against ATEL seeking damages and other appropriate relief.

On September 19, 2002, one of our former employees filed a complaint in the Superior Court of the State of California, Santa Clara County, against us asserting two claims for wrongful termination. The case is encaptioned Ronald Sorisho v. Solectron Corporation, et al., Case No. CV811243. In the complaint, plaintiff alleges that he was wrongfully terminated by us in supposed retaliation for his alleged efforts to ensure that we timely recognized a charge for excess, obsolete and slow moving inventory in the Technology Solutions business unit. Plaintiff seeks compensatory damages in an amount “not less than $2.5 million” as well as punitive damages. We believe Mr. Sorisho’s claims of wrongful termination are without merit and intend to vigorously defend ourselves.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

Executive Officers of Solectron

Our executive officers and their ages as of November 13, 2002 are as follows:

Name	Age	Position

Koichi Nishimura, Ph.D.	64	Chairman of the Board of Directors, President and Chief Executive Officer

Brian Hamilton Antell	64	Senior Vice President and President, Solectron MicroSystems

Massued Behrouzi	47	Senior Vice President and President, Solectron North America

Kevin Burns	38	Executive Vice President and Chief Materials Officer

Harry H. (Kurt) Colehower	38	Senior Vice President and President, Solectron Europe

Philip Fok	41	Senior Vice President, Chief Administrative Officer and Corporate Secretary

Alejandro Gomez-Montoy	51	Senior Vice President and President, Solectron Latin America

Chester Chien Lin	61	Executive Vice President and President, Solectron Asia/Pacific

Craig London	56	Executive Vice President and President, Technology Solutions

William Mitchell	58	Executive Vice President and President, Solectron Global Services

George W. Moore	46	Executive Vice President and President, Solectron Electronics Manufacturing and Test Solutions

Kevin O’Connor	44	Senior Vice President, Worldwide Human Resources

Kiran Patel	54	Executive Vice President and Chief Financial Officer

Daniel Perez	51	Executive Vice President, Worldwide Account Management and Marketing

Sen-Yuan (Sandy) Ro	45	Senior Vice President and General Manager, System Components and Asia Systems Solutions

Frederick (Rick) Rollinson III	46	Senior Vice President and President, Solectron Systems Solutions

Joe Tang	52	Senior Vice President and Managing Director, Solectron Asia/Pacific

Saeed Zohouri, Ph.D.	51	Executive Vice President and Chief Operating Officer

Dr. Nishimura oversees Solectron’s corporate, strategic and emerging business units worldwide. He has served as Chairman of the Board since 1996, Chief Executive Officer since 1992 and President since 1990. Dr. Nishimura was Co-Chief Executive Officer from 1991 to 1992 and Chief Operating Officer from 1988 to 1991. Dr. Nishimura was elected a director of the Board in 1991. From 1964 to 1988, Dr. Nishimura was with IBM in various technology and management positions. Dr. Nishimura serves as a Director on the Boards of OMM Inc., Investor AB, E2open, the Center for Quality Management and the Silicon Valley Manufacturing Group, and serves on the board of trustees of the Santa Fe Institute. Dr. Nishimura is the 2001 recipient of the Silicon Valley Manufacturing Group’s Lifetime Achievement Award.

Mr. Antell joined Solectron in 2001 during the acquisition of C-MAC Industries. As Senior Vice President and President of Solectron MicroSystems Division since December 2001, he is responsible for increasing Solectron’s penetration in Automotive, Industrial and Military market sectors at the component, module and integrated system levels. Previously, Mr. Antell spent 25 years in general management in a variety of international companies including STC Components Ltd, Analog Devices Inc. and Nortel.

Mr. Behrouzi joined Solectron in 1981, and has more than 20 years experience in operations, electronics manufacturing and management. As Senior Vice President and President of Solectron’s North American Region since September 2001, Mr. Behrouzi is responsible for all manufacturing operations in the United States, Canada and Puerto Rico. Prior to Solectron, Mr. Behrouzi was a design engineer for 2 years at Brentwell’s Corp. in Palo Alto, California.

Mr. Burns joined Solectron in 1998 and has more than 17 years of experience in operations and supply-chain management. As Executive Vice President and Chief Materials Officer since September 2001, he is responsible for Solectron’s global materials management activities. Prior to joining Solectron, Mr. Burns worked for Westinghouse Electric Corporation, where he was the Vice President and General Manager of Operations

for the Power Generation division. Before Westinghouse, Mr. Burns was with McKinsey & Company Inc. and General Electric Corporation.

Mr. Colehower joined Solectron in 1992 with extensive experience in management, operations and consulting. In his role as Senior Vice President and President of Solectron Europe since December 2001, he is responsible for directing the development, growth and strategic deployment of Solectron’s operations in the European region. Prior to Solectron, Mr. Colehower worked at Merrill Lynch in investment banking and corporate finance.

Mr. Fok joined Solectron in 1993 with extensive experience in industrial and mechanical engineering. As Senior Vice President and Chief Administrative Officer since September 2001, Mr. Fok is responsible for the Company’s corporate communications, government and community affairs, corporate facilities, corporate quality and business transformation organizations. He also serves as the Company’s Corporate Secretary. Prior to Solectron, Mr. Fok worked at IBM for 8 years as a manufacturing engineer. Mr. Fok is currently a member of the Institute of Industrial Engineers and the American Society of Mechanical Engineers.

Mr. Gomez-Montoy joined Solectron in 1996. In his role as Senior Vice President and President of Solectron Latin America since September 2001, Mr. Gómez-Montoy is responsible for all manufacturing operations in Mexico and Brazil. Prior to Solectron, Mr. Gomez-Montoy was one of the founders of Aerolitoral, a company of Aeromexico, the first regional airline company in Mexico. Mr. Gómez-Montoy is also the first Executive Vice President of the American Chamber of Commerce of Guadalajara for 2000-2002. In addition, he is resident of the In-Bond Association and sits on a number of boards dedicated to developing business throughout Latin and North Americas.

Mr. Lin joined Solectron in 2001 as a result of the Company’s acquisition of NatSteel Electronics. As Executive Vice President and President of Solectron’s Asia/Pacific region since September 2001, he is responsible for customer satisfaction, profit and loss, performance and organizational growth. In addition, he specializes in the region’s manufacturing operations. Prior to joining Solectron, Mr. Lin was Chief Executive Officer of NatSteel Electronics from 1993 to 2001. Previously, Mr. Lin held management positions with SCI Systems, General Electric and General Instruments. Mr. Lin serves as a Director on the Boards of ECS Holdings Limited, Pacific City International Holdings (PCI) and Lite-On Enclosure Inc.

Mr. London joined Solectron in 2002 with nearly 30 years of sales, marketing and engineering management experience in the electronics industry. As Executive Vice President and President, Technology Solutions since March 2002, Mr. London is responsible for leading Solectron’s Technology Solutions business unit, which is the combination of SMART Modular Technologies Inc., FORCE Computers and Solectron’s corporate technology centers. Prior to joining Solectron, Mr. London worked for Safeguard Scientifics Inc., where he was an Executive Officer and Managing Director, technology products. Previously, Mr. London was President and Chief Executive Officer of Diva Communications Inc. Mr. London’s experience also includes 8 years with Nortel and various management positions at Rockwell International Telecommunications, Electronic Systems Associates, Pacific Telephone and AT&T.

Mr. Mitchell joined Solectron in March 1999 as a result of the acquisition of Sequel Inc. As Executive Vice President and President of Solectron Global Services since September 2001, he is responsible for providing strategic direction, day-to-day management, and new business development for Solectron’s after-sales service business unit. Prior to joining Solectron, Mr. Mitchell was President and Chief Executive Officer of Sequel Inc. Previously, Mr. Mitchell worked in various senior management roles for Nashua, Raychem and Exxon.

Mr. Moore joined Solectron in 2000 with an extensive background in manufacturing operations, engineering and corporate management. As a corporate officer, Executive Vice President and President, Solectron Electronics Manufacturing and Test Solutions since September 2001, Mr. Moore is responsible for worldwide electronics manufacturing operations across Europe, Asia and North and South Americas. Prior to Solectron, Mr. Moore spent 22 years with IBM. Mr. Moore currently serves on the board of directors of the National Association of Manufacturers.

Mr. O’Connor joined Solectron in October 2002 with more than 20 years of experience in human resources. As Senior Vice President, Worldwide Human Resources, he is responsible for Solectron’s corporate human resources program and infrastructure to support the needs of the corporation and its business units. Prior to joining Solectron, Mr. O’Connor was Senior Vice President, Global Human Resources for Axcelis Technologies. Previously, Mr. O’Connor worked in various senior human resources roles for Iomega Corporation, Dell Computer and Frito-Lay.

Mr. Patel joined Solectron in 2001, and has more than 29 years of financial and senior management experience. As Executive Vice President and Chief Financial Officer since September 2001, Mr. Patel directs Solectron’s investor relations, legal and financial operations worldwide. Prior to Solectron, Mr. Patel was the Chief Financial Officer of iMotors. Previously, Mr. Patel was with Cummins Inc. for 27 years, serving in a broad range of finance and operations positions at the operating unit and corporate level. He is a member of the American Institute of Certified Public Accountants (AICPA), the Tennessee Society of Certified Public Accountants (TSCPA) and the Financial Executive Institute.

Mr. Perez joined Solectron in 1991 and has more than 25 years of experience in electronics, program management, materials management and administration. As Executive Vice President of Worldwide Account Management and Marketing since September 2001, he is responsible for the demand creation processes, including strategic planning, marketing and market research functions. Prior to joining Solectron, Mr. Perez spent 14 years with IBM in various management positions in corporate administration, manufacturing, materials planning, and acquisition and control. Mr. Perez serves on the board of directors of the American Electronics Association, the Tech Museum of Innovation, the Mexican Heritage Corporation, the Center for Training and Careers in San Jose, California, El Teatro Campesino, and Lifeguard, Inc., and is the Vice Chairman of California State Center for Quality Education and Development.

Mr. Ro joined Solectron in 1984 and has extensive engineering, materials, finance and operations experience. As Senior Vice President and General Manager of systems components and Asia systems solutions since September 2001, Mr. Ro provides direction for all system component operations, including sheet metal, PCB fabrication, backplane assembly, connector fabrication and enclosure assembly. Prior to Solectron, Mr. Ro worked with the Industrial Technology Research Institution in Taiwan. Mr. Ro is also an advisor for the Taiwanese Engineering Association.

Mr. Rollinson joined Solectron in 2001 as a result of the acquisition of C-MAC Industries. As Senior Vice President and President of the Solectron Systems Solutions Group since December 2001, Mr. Rollinson has global responsibility for the strategic development, implementation and management of Solectron's systems solutions capabilities Previously, Mr. Rollinson was Vice President of C-MAC Industries and President of its Electronics Manufacturing Services division. Mr. Rollinson began his career at Nortel Networks, where he spent 17 years in various senior management positions. Mr. Rollinson is also a member of the Vance Granville Community College Advisory Council, the Granville County United Way board of directors and the North Carolina Citizens for business and Industry Council.

Mr. Tang joined Solectron in 1990 and has an extensive background in manufacturing management in the electronics industry. In his role as Senior Vice President and managing director of Solectron’s Asia/Pacific region since September 2001, Mr. Tang has responsibility for all manufacturing operations in the Asia/Pacific region. Before joining Solectron, Mr. Tang was a business manager at Intel for 10 years and also worked for General Instruments. Mr. Tang was also awarded the Pingat Kelakuan Terpuji, a medal of exemplary conduct presented by the governor of the state of Penang, for his contributions to the local community.

Dr. Zohouri joined Solectron in 1980 and has more than 23 years of experience in research and development, operations, electronics manufacturing and senior management experience. As Executive Vice President and Chief Operating Officer since September 2001, he is responsible for the efficient execution and integration of the company’s business operations. Dr. Zohouri’s prior experience includes teaching chemistry at a major international university.

There is no family relationship among any of the executive officers.

PART II

ITEM 5: MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Common Stock Information

The following table sets forth the quarterly high and low per share sales prices of our common stock for the fiscal periods, as quoted on the New York Stock Exchange under the symbol “SLR.”

	High	Low

Fiscal 2002
Fourth quarter	$8.11	$2.56
Third quarter	10.68	6.99
Second quarter	16.45	8.09
First quarter	15.50	9.91

Fiscal 2001
Fourth quarter	$23.35	$13.44
Third quarter	30.69	16.06
Second quarter	41.95	24.53
First quarter	52.63	28.00

We have not paid any cash dividends since inception and do not intend to pay any cash dividends in the foreseeable future. Additionally, the covenants to our financing agreements prohibit the payment of cash dividends. As of November 1, 2002, there were approximately 9,600 stockholders of record based on data obtained from our transfer agent.

Recent Sales of Unregistered Securities

Iphotonics Acquisition

On October 16, 2001, we issued 10,163,509 shares of our common stock to the shareholders of Iphotonics, Inc. in exchange for their outstanding shares of capital stock pursuant to the Agreement and Plan of Reorganization executed on August 15, 2001. We issued our shares based on the exemption from registration under Section 3(a)10 of the Securities Act after a hearing on the fairness of the transaction by the California Corporations Commissioner and the Commissioner’s subsequent qualification of our common stock by the issuance of a permit under Section 25121 of the California Corporate Securities Law of 1968, as amended.

Series B Preferred Stock – Special Voting Share

On December 3, 2001, a special voting share of our Series B preferred stock, par value of $0.001 per share, was issued in a private placement to National Bank Trust Company Inc., the trustee appointed under the voting and exchange trust agreement entered into in connection with the transaction with C-MAC pursuant to the amended combination agreement and plan of arrangement for $1.00 and other good and valuable consideration. We relied on section 4(2) of the Securities Act based upon the fact that the issuance of the Series B preferred stock was a transaction not involving any public offering.

ITEM 6: SELECTED FINANCIAL DATA

The following selected historical financial information of Solectron has been derived from the historical consolidated financial statements and should be read in conjunction with the consolidated financial statements and the notes included therein. For further discussion of factors that could affect comparability of these financial statements, see Note 1 to the consolidated financial statements, “Summary of Significant Accounting Policies.”

Five-Year Selected Financial Highlights
(in millions, except per-share data)

Consolidated Statements of Operations Data:	Years Ended August 31,*

	2002	2001	2000	1999	1998

Net Sales	$12,276.2	$18,692.3	$14,137.5	$9,669.2	$6,102.2
Operating income (loss)	(3,479.2)	(98.6)	704.2	516.1	368.6
Income (loss) before income taxes and cumulative effect of change in accounting principle	(3,577.5)	(157.7)	739.5	514.5	375.5
Income (loss) before cumulative effect of change in accounting principle	(3,110.2)	(123.5)	500.7	350.3	251.3
Net income (loss)	(3,110.2)	(123.5)	497.2	350.3	251.3
Basic net income (loss) per share:
Income (loss) before cumulative effect of change in accounting principle	(3.98)	(0.19)	0.84	0.65	0.49
Cumulative effect of change in accounting principle	—	—	(0.01)	—	—

	$(3.98)	$(0.19)	$0.83	$0.65	$0.49

Diluted net income (loss) per share:
Income (loss) before cumulative effect of change in accounting principle	$(3.98)	$(0.19)	$0.80	$0.61	$0.47
Cumulative effect of change in accounting principle	—	—	—	—	—

	$(3.98)	$(0.19)	$0.80	$0.61	$0.47

Consolidated Balance Sheet Data:	August 31,*

	2002	2001	2000	1999	1998

Working capital	$3,654.8	$6,014.8	$5,411.4	$3,162.7	$1,278.1
Total assets	11,014.0	13,079.9	10,375.6	5,420.5	2,843.7
Long-term debt	3,183.9	5,027.5	3,319.5	922.7	386.8
Stockholders’ equity	4,772.7	5,150.7	3,802.1	3,166.9	1,475.4

* On September 1, 1999, Solectron adopted American Institute of Certified Public Accountants’ Statement of Position No. 98-5, “Reporting on the Costs of Start-Up Activities.” In accordance with Statement of Financial Accounting Standards (SFAS) No. 141, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” Solectron is accounting for all business combinations initiated or completed after June 30, 2001 using the purchase method of accounting. Solectron adopted the remaining provisions of SFAS No. 141 and SFAS No. 142, “Goodwill and Other Intangible Assets” effective September 1, 2001. These accounting changes are discussed in Notes 1 and 17 to the consolidated financial statements. In addition, business combinations are discussed and related pro forma disclosures are provided in Note 15 to the consolidated financial statements.

ITEM 7: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Regarding Forward-Looking Statements

With the exception of historical facts, the statements contained in this discussion are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are subject to the Safe Harbor provisions created by that statute. Certain statements contained in the following Management’s Discussion and Analysis of Financial Condition and Results of Operations, including, without limitation, statements containing the words “believes,”

“anticipates,” “estimates,” “expects,” and words of similar import, constitute forward-looking statements that involve risks and uncertainties. Such statements are based on current expectations and are subject to risk, uncertainties and changes in condition, significance, value and effect, including those discussed under the heading Risk Factors within the section of this report entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and reports filed by Solectron with the Securities and Exchange Commission, specifically, Forms 8-K, 10-Q, 10-K, S-3, S-4 and S-8. Such risks, uncertainties and changes in condition, significance, value and effect could cause our actual results to differ materially from our anticipated outcomes. Although we believe that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate, including, but not limited to, statements about our future operating results and business plans. We disclaim any intention or obligation to update or revise any forward-looking statements as a result of new information, future events or otherwise.

Critical Accounting Policies

Management is required to make judgments, assumptions and estimates that affect the amounts reported when we prepare financial statements and related disclosures in conformity with generally accepted accounting principles in the United States. Note 1 to the consolidated financial statements describes the significant accounting policies and methods used in the preparation of our consolidated financial statements. Estimates are used for, but not limited to, our accounting for contingencies, allowance for doubtful accounts, inventory reserves, goodwill and other intangible asset impairments, and restructuring costs. Actual results could differ from these estimates. The following critical accounting policies are impacted significantly by judgments, assumptions and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition

Our net sales are primarily derived from full product manufacturing including, but not limited to, PCBA, sub-system and complete system assembly and manufacturing of memory products and embedded systems. We also offer services consisting of repair, warranty and end-customer technical support services. Revenue from manufacturing services is recognized upon shipment of the manufactured product. Revenue from other services is recognized as the services are performed.

Loss Contingencies

We are subject to the possibility of various loss contingencies arising in the ordinary course of business. We consider the likelihood and our ability to reasonably estimate the amount of loss in determining loss contingencies. Estimated loss contingencies are accrued when it is probable that a liability has been incurred or an asset has been impaired and the amount of loss can be reasonably estimated. We regularly evaluate information available to us to determine whether such accruals should be adjusted.

Inventory Reserves

The majority of our inventory purchase commitments are based upon demand forecasts that our customers provide to us. The forecasted period is generally three months, except for long lead-time items for which the period is longer. Customers frequently make changes to their forecasts, thereby often requiring that we make changes to our inventory purchases, commitments, and production scheduling and may require us to cancel open purchase commitments with our vendors. This process may lead to on-hand inventory quantities and on-order purchase commitments that are in excess of the customer’s revised needs, or parts that become obsolete before use in production.

We execute supply agreements with our most significant customers in our Global Operations business unit. Under these supply agreements, the responsibility for excess or obsolete inventory related to raw materials that we purchased or ordered to meet customers’ demand forecasts lies with the customers. However, we are responsible for excess and obsolete inventory resulting from inventory purchases in excess of inventory needed to meet customer demand forecasts at the time the purchase commitments were made, as well as inventory purchases generally not covered by our supply agreements with our customers or for inventory purchases for customers with whom we have no supply agreements (as is generally the case in our business units other than Global Operations).

Each supply agreement specifies the agreed-upon definition of excess and obsolete inventory and the procedures for disposition including our right to sell the inventory back to the customer. The supply agreements generally allow a period of time during which we and our customers work together to reduce or eliminate the amount of potentially excess and obsolete inventory. After the expiration of the specified time period, we may exercise our contractual right to sell the remaining excess and obsolete inventory back to the customer. The time period allowed to mitigate excess and obsolete inventory can be up to 12 months. Consequently, there will be time lags between when excess or obsolete inventory is first identified and when we are paid from the exercise of our right to sell this inventory to the customer.

We do not provide inventory allowances for excess and obsolete inventory when (i) the supply agreement provides us with the contractual right to sell inventory that is considered excess or obsolete back to our customers, and (ii) we believe the customer is capable of honoring its contractual obligation to purchase the inventory. If our customers do not comply with their contractual obligations, the inventory reserves included in our financial statements may be understated. For example, we are subject to the risk that a customer may not comply with its contractual obligation to purchase the excess and obsolete inventory under a supply agreement because the customer is experiencing weakening financial conditions. In fiscal 2002, several of our customers, including customers who accounted for 10% or more of our fiscal 2002 revenue, were in the telecommunications industry, an industry that has experienced declining revenue, large losses, negative cash flows, and several bankruptcies or defaults on borrowing arrangements. There is a risk that these customers may not purchase inventory back from us which could harm our financial condition. During 2002, no material customer informed us that it would be unable to honor its contractual obligation under a supply agreement to purchase excess or obsolete inventory from us.

For our Global Operations business unit, we record inventory reserves for excess and obsolete inventory for inventory which we have determined that our customers are not responsible for or for which we believe they are unable to live up to their obligation to purchase such inventory from us. For our other business units, we make judgments with respect to recording inventory reserves based on various factors such as the aging and anticipated future demand of the inventory. In these other units, we generally do not have the right to require our customers to purchase excess or obsolete inventory.

Allowance for Doubtful Accounts

We evaluate the collectibility of our accounts receivable based on a combination of factors. In cases where we are aware of circumstances that may impair a specific customer’s ability to meet its financial obligations to us, we record a specific allowance against amounts due to us, and thereby reduce the net recognized receivable to the amount we reasonably believe will be collected. For all other customers, we recognize allowances for doubtful accounts based on the length of time the receivables are outstanding, industry and geographic concentrations, the current business environment and our historical experience. If the financial condition of our customers deteriorates or if economic conditions worsen, additional allowances may be required in the future.

Goodwill

We perform goodwill impairment tests annually during the fourth quarter of our fiscal year and more frequently if an event or circumstance indicates that an impairment loss has been incurred. Such events or circumstances may include significant adverse changes in the general business climate, among others. We perform the impairment tests at the reporting unit level which we have determined to be consistent with our business units as defined in Note 12 to the consolidated financial statements except for our Technology Solutions and Global Services business units which were disaggregated further. The tests are performed by determining the fair values of our reporting units using a discounted future cash flow model and comparing those fair values to the carrying values of the reporting units, including goodwill. If the fair value of a reporting unit is less than its carrying value, we then allocate the fair value of the unit to all the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit’s fair value was the purchase price to acquire the reporting unit. The excess of the fair value of the reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of the goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The process of evaluating the potential impairment of goodwill is subjective and requires judgment at many points during the test including future revenue forecasts, discount rates and various reporting unit allocations.

Other Intangible Assets

We perform quarterly impairment tests for other intangible assets. Our intangible assets are primarily related to supply agreements and intellectual property obtained from asset acquisitions. Such an asset is considered impaired if its carrying amount exceeds the future net undiscounted cash flows that the asset is expected to generate. If such asset is considered to be impaired, the impairment to be recognized is the amount by which the carrying amount of the asset, if any, exceeds its fair value determined using a discounted cash flow model. While our cash flow assumptions and estimated useful lives are consistent with our business plans, there is significant judgment involved in determining the cash flows attributable to our other intangible assets.

Restructuring and Related Impairment Costs

We have recorded restructuring and impairment costs in light of customer demand declines and economic downturns. These restructuring and impairment charges include employee severance and benefit costs, costs related to leased facilities that will be abandoned and subleased and owned facilities no longer used by us which will be disposed of, costs related to leased equipment that will be abandoned and impairment of owned equipment that will be disposed of. For owned facilities and equipment, the impairment loss recognized was based on the fair value less costs to sell, with fair value estimated based on existing market prices for similar assets. Severance and benefit costs are recorded in compliance with Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity.” For leased facilities that will be abandoned and subleased, the estimated lease loss is accrued for future lease payments subsequent to abandonment less any estimated sublease income. In order to estimate future sublease income, we work with an independent broker to determine the length of time until we believe we can sublease a facility (generally estimated at 24 months) and the amount of rent we expect to receive. As of August 31, 2002, the majority of the facilities we plan to sublease have not been and, accordingly, our estimates of expected sublease income could change based on factors that affect our ability to sublease those facilities such as general economic conditions and the real estate market, among others. For owned facilities and equipment held for disposal, the impairment losses recognized in accordance with Statement of Financial Accounting Standards (SFAS) No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” are based on the fair value estimated using existing market prices for similar assets less the costs to sell. See Note 16 to the consolidated financial statements, “Restructuring” for further discussion of our restructuring activities.

RESULTS OF OPERATIONS

The electronics industry is subject to rapid technological change, product obsolescence and price competition. These and other factors affecting the electronics industry, or any of our major customers in particular, could materially harm our results of operations. See “Risk Factors” for additional factors relating to possible fluctuations of our operating results.

RESULTS OF OPERATIONS FOR YEARS ENDED AUGUST 31, 2002, 2001 AND 2000

The following table summarizes certain items in the consolidated statements of operations as a percentage of net sales. The financial information and the discussion below should be read in conjunction with the accompanying consolidated financial statements and notes thereto.

	Years Ended August 31,

	2002	2001	2000

Net sales	100.0%	100.0%	100.0%
Cost of sales	94.1	92.0	91.0

Gross profit	5.9	8.0	9.0
Operating expenses:
Selling, general and administrative	6.7	4.4	3.3
Research and development	0.6	0.4	0.4
Goodwill amortization expense	—	0.7	—
Acquisition costs	—	0.2	0.2
Restructuring and impairment costs	26.9	2.8	0.1

Operating income (loss)	(28.3)	(0.5)	5.0
Net interest income (expense)	(1.4)	(0.3)	0.2
Gain on retirement of debt	0.6	—	—

Income (loss) before income taxes	(29.1)	(0.8)	5.2
Income tax expense (benefit)	(3.8)	(0.2)	1.7

Net income (loss)	(25.3)%	(0.6)%	3.5%

NET SALES

For the year ended August 31, 2002, net sales fell to $12.3 billion, a decrease of 34.3% from fiscal 2001. Net sales of $18.7 billion in fiscal 2001 were 32.2% greater than fiscal 2000. The sales decline in fiscal 2002 compared with fiscal 2001 was primarily attributable to continued weakness in customer demand, particularly in our telecommunications sector, resulting from the worldwide economic slowdown. The decrease was partially offset by revenues from our recent acquisitions including C-MAC which contributed approximately 7% to 9% of our total revenues in fiscal 2002. The sales growth in fiscal 2001 compared with fiscal 2000 was primarily attributable to increased demand from our personal computer, notebook computer, consumer and automotive business sectors in the first half of fiscal 2001, and our acquisitions during fiscal 2001.

We are organized in four business units including Global Operations, Technology Solutions, Global Services and the newly established MicroSystems created from our acquisition of C-MAC in December 2001. Our largest business unit, Global Operations, provided 83.8%, 91.9% and 87.8% of net sales, respectively, for fiscal 2002, 2001 and 2000. Our Technology Solutions business unit contributed 7.0%, 6.4%, and 10.5% of net sales, respectively, for fiscal 2002, 2001 and 2000. Our Global Services business unit contributed 6.7%, 1.7% and 1.7% of net sales, respectively, in fiscal 2002, 2001 and 2000. Our MicroSystems business unit contributed 2.5% of net sales during fiscal 2002.

Global Operations Business Unit

Fiscal 2002 net sales declined to $10.3 billion, a decrease of 40.1% from fiscal year 2001. This decrease was due to continued weakness in customer demand, particularly in our telecommunications sector. Fiscal 2001 net sales grew to $17.2 billion, an increase of 38.4% over fiscal 2000. This increase was due to higher demand growth from our customers during the first half of fiscal 2001 and the acquisition of NatSteel Electronics Ltd (NEL) and Shinei as well as two Sony manufacturing plants during fiscal 2001.

Technology Solutions Business Unit

Net sales for fiscal years 2002, 2001 and 2000 were $860.3 million, $1.2 billion and $1.5 billion, respectively. The reduction in fiscal 2002 of 28.4% from fiscal 2001 and the decrease in fiscal 2001 of 19.2% from fiscal 2000 were principally due to sluggish demand and declines in average selling prices of memory components.

Global Services Business Unit

Net sales were $822.7 million, $309.6 million and $232.5 million in fiscal years 2002, 2001 and 2000, respectively. Net sales increased 165.7% in fiscal 2002 compared to fiscal 2001. Our recent acquisitions of Stream International and Artesyn Solutions, Inc. were the main contributors to the increase as well as higher demand by customers for after-sales support service provided by this business unit. The increase of 33.2% in net sales in fiscal 2001 compared to fiscal 2000 was primarily due to stronger customer demand and acquisitions of IBM Netherlands service facilities as well as MCC-Sequel during fiscal 2001.

MicroSystems Business Unit

This new business unit was formed as a result of our acquisition of C-MAC. Our MicroSystems business unit is a provider of sensors, controllers, actuators and other sophisticated componentry for key sectors of the economy such as automotive and aviation. Net sales were $305.8 million in fiscal 2002.

International Sales

Net sales from our international sites, as a percentage of consolidated net sales, have grown over the last three fiscal years. International locations contributed 61% of consolidated net sales in fiscal 2002, compared with 51% in fiscal 2001 and 41% in fiscal 2000. The increase was primarily due to project transfers from sites in the United States to Asian sites. These transfers are primarily due to lower costs in Asia. As a result of our international sales and facilities, our operations are subject to the risks of doing business abroad. See “Risk Factors” for additional factors relating to possible fluctuations of our international operating results. While these dynamics have not materially harmed our results of operations, we cannot assure that there will not be such an impact in the future.

Major Customers

Net sales to major customers as a percentage of consolidated net sales were as follows:

	Years Ended August 31,

	2002	2001	2000

Nortel	13.6%	11.9%	*
HP/Compaq**	11.2%	10.6%	15.7%
Cisco	10.9%	11.5%	12.0%
Ericsson	*	13.7%	13.0%

   *less than 10%
**percents in all periods presented reflect the combined net sales to HP and Compaq due to their merger in May 2002.

Our top ten customers accounted for 65% of net sales in fiscal 2002, 72% of net sales in fiscal 2001 and 74% of net sales in fiscal 2000. We are dependent upon continued revenues from Nortel, Cisco and HP/Compaq as well as our other large customers. We cannot guarantee that these or any other customers will not increase or decrease as a percentage of consolidated net sales either individually or as a group. Consequently, any material decrease in sales to these or other customers could materially harm our results of operations.

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

GROSS PROFIT

Our gross margin percentages were 5.9%, 8.0% and 9.0% for fiscal 2002, 2001 and 2000, respectively. During the fourth quarter of fiscal 2002, we recorded a charge of approximately $97 million to reduce the carrying value of excess and obsolete inventory. This charge recorded in cost of sales resulted in reduction of gross margin and included excess and obsolete inventory identified in our product-oriented Technology Solutions and other business units. In addition, our gross margin was affected by inefficiencies associated with reduced workload and restructuring activities. We continue to shift capacity to low-cost locations. Those transfer costs were accounted for as operational costs versus restructuring costs and, consequently, they affected our gross margins.

For our Global Operations business unit, we anticipate a larger percentage of our sales may be derived from systems-build projects that generally yield lower profit margins than PCBA. We expect most of our Technology Solutions sales may continue to be derived from turn-key projects, which typically yield lower profit margins than consignment projects. In addition, factors affecting Technology Solutions profit margins include the sales mix of specialty memory modules, standard memory modules, communication card products and embedded computer systems, as well as changes in average memory densities used in memory products.

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

In addition, we have in the past experienced component shortages. While the component availability fluctuates from time to time and is subject to lead time and other constraints, this could possibly have a negative impact on our sales and gross margins in the foreseeable future. Therefore, we cannot assure that our gross margin will not fluctuate or decrease in future periods.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

In absolute dollars, our selling, general and administrative (SG&A) expenses remained consistent in fiscal 2002 compared to fiscal 2001, and increased 77.2% in fiscal 2001 compared to fiscal 2000. As a percentage of net sales, SG&A expenses were 6.7% in fiscal 2002, 4.4% in fiscal 2001 and 3.3% in fiscal 2000. The increase as a percentage of net sales in fiscal 2002 as compared to fiscal 2001 resulted from a large reduction in net sales and the fact that some portions of these expenses were fixed. The increases in absolute dollars and as a percentage of net sales in fiscal 2001 compared to fiscal 2000 were due to higher human resource costs, information systems costs, and higher SG&A resulting from our acquisitions of NEL, Centennial, MCC-Sequel, Shinei and two Sony manufacturing facilities.

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

In absolute dollars, R&D expenses increased 7.0% in fiscal 2002 compared to fiscal 2001 and increased 15.0% in fiscal 2001 compared to fiscal 2000. As a percentage of net sales, R&D expense was 0.6%, 0.4% and 0.4% of net sales for fiscal 2002, 2001 and 2000. The increase in absolute dollars in R&D expenses in fiscal 2002 was primarily due to the acquisition of C-MAC. The increase in absolute dollars in 2001 was primarily due to our increased R&D effort in SMART and Force and new R&D projects at our various sites.

GOODWILL AMORTIZATION EXPENSE

We adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” effective September 1, 2001, and discontinued amortization of goodwill in fiscal 2002. The goodwill amortization expense of $139.9 million in fiscal 2001 primarily resulted from the NEL acquisition. During the second quarter of fiscal 2001, we purchased all of the outstanding issued share capital and convertible bonds of NEL for approximately $2.3 billion and $122.4 million, respectively. The NEL acquisition was accounted for under the purchase accounting method and, as a result, we recorded approximately $1.97 billion of goodwill that was amortized over ten years prior to our adoption of the new standard in fiscal 2002.

ACQUISITION COSTS

During fiscal 2001, we recorded $29.7 million in acquisition and integration costs, which were primarily related to the NEL acquisition and were not includable in the purchase price. A charge for acquisition costs of $26.8 million was incurred in fiscal 2000 as a result of our pooling transactions with SMART, AMERICOM and Bluegum during fiscal 2000. Our acquisition costs consisted of investment banker fees, legal fees, accounting fees, registration fees and other direct costs.

RESTRUCTURING AND IMPAIRMENT COSTS

Restructuring

Beginning in fiscal 2001, we embarked on a restructuring plan to review our operations in light of the economic downturn and began undertaking several measures to restructure the company. The measures, which included reducing the workforce, consolidating certain facilities and changing the strategic focus of a number of sites, were largely intended to align our capacity and infrastructure to anticipated customer demand as well as rationalize our footprint worldwide.

During fiscal 2002, we recorded restructuring and impairment costs related to this plan of $615.5 million against earnings. These restructuring and impairment charges occurred primarily in the second and third quarters, included employee severance and benefit costs of approximately $119.8 million, costs related to leased facilities that will be abandoned and subleased of $80.3 million, costs related to leased equipment that will be abandoned of $23.8 million, impairment of equipment of $127.8 million, impairment of facilities of $81.0 million, impairment of IT software and other assets of $162.1 million and other exit costs of $20.7 million.

The employee severance and benefit costs included in these restructuring charges relate to the elimination of approximately 15,000 full-time positions worldwide and all such positions have been eliminated under this plan. Approximately 69% of the positions eliminated were in the Americas region, 20% were in Europe and 11% were in Asia/Pacific. The employment reductions primarily affected employees in manufacturing and back office support functions. Facilities and equipment subject to restructuring were primarily located in the Americas and Europe within the Global Operations business unit. For leased facilities that will be abandoned and subleased, the lease costs represent future lease payments subsequent to abandonment less estimated sublease income. For owned facilities and equipment, the impairment loss recognized was based on the fair value less cost to sell, with fair value based on estimates of existing market prices for similar assets.

During fiscal 2001, we recorded total restructuring and impairment costs of $517.3 million against earnings. These restructuring and impairment charges occurred primarily in the third and fourth quarters, included employee severance and benefit costs of $70.0 million, costs related to leased facilities that will be abandoned and subleased of $56.4 million, costs related to leased equipment that will be abandoned of approximately $117.5 million, impairment of equipment of $188.2 million, impairment of facilities of $37.7 million, impairment of goodwill, intangible and other assets related to closed facilities of $42.2 million and other exit costs of $5.3 million.

The employee severance and benefit costs included in the fiscal 2001 restructuring charges related to the elimination of approximately 11,800 full-time positions worldwide and all such positions have been eliminated under this plan. Approximately 67% of the positions eliminated were in the Americas region, 23% were in Europe and 10% were in Asia/Pacific. The employment reductions primarily affected employees in manufacturing and back office support functions. Facilities and equipment subject to restructuring were primarily located in the Americas and Europe within the Global Operations business unit. For leased facilities that were abandoned and subleased, the lease costs represent future lease payments subsequent to abandonment less estimated sublease income. For owned facilities and equipment, the impairment loss recognized was based on the fair value less cost to sell, with fair value based on estimates of existing market prices for similar assets.

We recorded restructuring costs of $11.1 million in fiscal 2000 primarily related to the consolidations of certain facilities acquired in the SMART and Sequel mergers.

In furtherance of the implementation of the restructuring plan, we expect to incur restructuring-related charges in the range of an aggregate of $100 million over the next few quarters, although no certainty can be attributed to this amount or the timing of its recognition. We continue to evaluate our cost structure relative to our revenue levels and may take additional restructuring charges in the future. If we incur additional restructuring-related charges, our financial condition and results of operations may suffer.

Goodwill and other intangible asset charges

In July 2001, the Financial Accounting Standard Board (FASB) issued SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually. SFAS No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated lives to their estimated residual values, and be reviewed for impairment according to SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.”

SFAS No. 142 required that we evaluate existing intangible assets and goodwill that we acquired in prior purchase business combinations, and to make any necessary reclassifications in order to conform to the new criteria in SFAS No. 141, “Business Combinations,” for recognition apart from goodwill. Upon adoption of SFAS No. 142, we reassessed the useful lives and residual values of all intangible assets acquired in purchase business combinations, and no significant changes were deemed necessary. We were also required to test the intangible assets for impairment within the first interim period and no impairment loss was deemed necessary.

For the transitional goodwill impairment evaluation, SFAS No. 142 required us to perform an assessment of whether there was an indication that goodwill was impaired as of the date of adoption, or step one of the impairment test. To accomplish this, we identified the reporting units to be consistent with the business units as defined in Note 12 except for our Technology Solutions and Global Services business units which were disaggregated further. We then determined the carrying value of each reporting unit by allocating the assets and liabilities, including the goodwill and intangible assets, to the units as of the date of adoption. We had up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit’s carrying value. If a reporting unit’s carrying amount exceeds its fair value, an indication exists that the reporting unit’s goodwill is impaired and we are required to perform the second step of the transitional impairment test. During the second quarter of fiscal 2002, we performed step one of the transitional test and concluded that there was no impairment and no second step was necessary.

During the fourth quarter of fiscal 2002, we performed our annual goodwill impairment test in accordance with SFAS No.142 which included step one as described above for each of our reporting units. Results of step one indicated that an impairment existed within our Global Operations business unit since the estimated fair value, based on expected future discounted cash flows to be generated from the unit, was less than its carrying value. Pursuant to the second step of the test, we compared the implied fair value of the unit’s goodwill (determined by allocating the unit’s fair value, based on the expected future discounted cash flows, to all its assets, recognized and unrecognized, and liabilities in a manner similar to a purchase price allocation for an acquired business) to its carrying amount. In connection with allocating the fair value of the Global Operations business unit, we also obtained independent valuations of certain unrecognized intangible assets as well as our fixed assets.

The discounted cash flow models used to determine the fair values of the reporting units in the tests were prepared using revenue and expense projections based on our current operating plan. The revenue projections are our best estimates considering current and expected economic and industry conditions. The discounted cash flow model also included a terminal value for years six and beyond that assumes future free cash flow growth ranging from 3% to 4% based on our estimates and standard industry rates used by analysts monitoring our industry. The cash flows were discounted using a weighted average cost of capital ranging from 12% to 13% which is our best estimate considering the debt and equity structure of the Company and external industry data. The discounted cash flows related to the terminal value represents approximately 84% of total expected future discounted cash flows.

Significant negative industry and economic trends affecting our current and future operations as well as a significant decline in our stock price contributed to our fourth quarter impairment test resulting in an impairment of our goodwill related to our Global Operations business unit of approximately $2.5 billion.

In addition, we performed our quarterly impairment test of other intangible assets during the fourth quarter of fiscal 2002. As a result, we recorded an impairment charge related to a supply agreement with a major customer of approximately $191 million. This impairment occurred due to reduced expectations of our realized sales under our supply agreement with that customer and was measured by comparing the intangible asset’s carrying amount to the fair value as determined using a discounted cash flow model.

The impairments referred to above were recorded within “Restructuring and Impairment Costs” in the accompanying consolidated statements of operations for the quarter and year ended August 31, 2002.

The process of evaluating the potential impairment is subjective and requires judgment at many points during the test including future revenue forecasts, discount rates and various reporting unit allocations. We may continue to experience goodwill and other intangible asset impairment charges in the future as a result of adverse changes in the electronics industry, customer demand and other market conditions, which may have a material adverse effect on our financial condition.

NET INTEREST INCOME (EXPENSE)

Net interest expense was $174.0 million in fiscal 2002 compared to $59.1 million in fiscal 2001, and net interest income of $35.3 million in fiscal 2000. The net interest expense increase in fiscal 2002 primarily resulted from our issuance of the 7.25% Adjustable Conversion-Rate Equity Security units (ACES) and the 9.625% Senior Notes due 2009 during the second quarter of fiscal 2002 which bear interest at a higher rate than the Liquid Yield Option™ Notes (LYONs) securities they effectively replaced. The net interest expense in fiscal 2001 primarily resulted from our issuances of 4.0%, 2.75% and 3.25% LYONs and 7.375% senior notes. The net interest income in fiscal 2000 was attributed primarily to interest income earned on cash and investments from the proceeds of the 2.75% LYONs which were issued in May 2000.

™ Trademark of Merrill Lynch & Co., Inc.

GAIN ON RETIREMENT OF DEBT

During fiscal 2002, in our continuing effort to strengthen our balance sheet, we retired approximately $2.9 billion of accreted values of LYONs for cash of approximately $2.8 billion resulting in a gain of $76.4 million. See footnote (2) to our unaudited quarterly financial information. Due to our early adoption of SFAS No. 145, “Rescission of FASB Statements Nos. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections,” such gains were reclassified from extraordinary to a separate line within non-operating income (expense). See Note 1 to the consolidated financial statements, “Summary of Significant Accounting Policies.” Also, there was a loss of $0.7 million resulting from retirement of other long-term debt.

INCOME TAXES

We reported income tax benefits of $467.3 million in fiscal 2002 and $34.2 million in fiscal 2001 arising from the loss incurred in those periods. Income tax expense was $238.8 million in fiscal 2000. Our effective income tax benefit rates were 13.1% and 21.7% in fiscal 2002 and 2001, respectively. Our effective income tax expense rate was 32.3% in fiscal 2000. Our benefit rate in fiscal 2002 was less than the fiscal 2001 rate due principally to goodwill impairment expense, which for the most part is nondeductible for tax purposes. Our benefit rate in fiscal 2001 was lower than our expense rate in preceding years because we did not recognize certain income tax benefits in foreign jurisdictions for which future realization is uncertain.

In general, the effective income tax rate is largely a function of the balance between income from domestic and international operations. Our international operations, taken as a whole, have been taxed at a lower rate than those in the United States, primarily due to tax holidays granted to several of our overseas sites in Malaysia, Singapore, and China. The Malaysian tax holiday is effective through July 2011, subject to some conditions, including maintaining certain levels of research and development expenditures. The Singapore tax holiday is effective through March 2011, subject to some conditions. Seven of our China sites have separate tax holiday agreements. Each agreement expires five years from the first profitable year for each site. Five of these sites have tax holidays expiring from December 2002 through December 2007. Two sites have not yet incurred a profitable year, thus the expiration of the tax holiday status for those sites has not yet been determined. The net impact of these tax holidays was to decrease net loss by approximately $37 million, or $0.05 per diluted share, in 2002 and approximately $58 million, or $0.08 per diluted share, in 2001.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents decreased to $1.8 billion at August 31, 2002 from $2.5 billion at August 31, 2001. We also had $135.7 million in restricted cash and cash equivalents. Our short-term investments decreased to $232.5 million at August 31, 2002, from $307.8 million at August 31, 2001. In addition, we had $99.7 million of restricted short-term investments at August 31, 2002. Our restricted cash, cash equivalents and short-term investments are restricted primarily related to leasing transactions (see further discussion in Note 8 to the consolidated financial statements) and collateral for our obligations under the ACES securities in an amount equal to the next five quarterly interest payments.

The decrease in cash and cash equivalents was primarily a result of cash used in financing activities of approximately $1.9 billion. We also used $893.6 million in investing activities primarily for capital expenditures, business and asset acquisitions. The decrease was partially offset by cash provided by operating activities of approximately $2.1 billion. Through our recent offering of ACES due 2006 and the 9.625% Senior Notes due 2009, we raised net proceeds of approximately $1.1 billion and $486.8 million, respectively. We used approximately $2.8 billion of our available cash towards repurchase of approximately $2.9 billion of accreted value of our LYONs during fiscal 2002. We also repaid other debt including C-MAC’s outstanding debt assumed upon acquisition of approximately $341 million.

Accounts receivable decreased to approximately $1.8 billion at August 31, 2002 from approximately $2.4 billion at August 31, 2001. The decrease in accounts receivable was primarily due to our revenue reduction and our collection efforts during fiscal 2002. Inventories decreased to $1.9 billion at August 31, 2002 from approximately $3.2 billion at August 31, 2001. The inventory decrease was primarily due to the sale of excess raw materials inventory back to customers and continued efforts on inventory management.

As of August 31, 2002, we had available a $250 million revolving line of credit that expires on February 12, 2003, and a $250 million revolving line of credit that expires on February 14, 2005. Each of our revolving lines of credit is guaranteed by certain of our domestic subsidiaries and secured by the pledge of equity interest in certain of our subsidiaries and notes evidencing intercompany debt. Borrowings under the credit facilities bear interest, at our option, at the London interbank offering rate (LIBOR) plus a margin of 1.75% based on our current senior unsecured debt ratings, or the higher of the Federal Funds Rate plus ½ of 1% or Bank of America N.A.’s publicly announced prime rate. As of August 31, 2002, there were no borrowings outstanding under these lines of credit. These credit facilities are subject to compliance with certain covenants including capital expenditures, consolidated tangible net worth, cash interest coverage, liquidity and other restrictions. As of August 31, 2002, we were in compliance with all such covenants.

On December 18, 2001, Moody’s Investor’s Service and Standard & Poor’s downgraded our senior unsecured debt rating to “Ba1” and “BB+,” respectively, with a negative outlook. On March 22, 2002, Standard and Poor’s downgraded our senior unsecured debt rating to “BB” with a negative outlook. On May 14, 2002, Moody’s Investors Services further downgraded our senior unsecured debt rating to

“Ba3” with a stable outlook. These rating downgrades will increase our cost of capital should we borrow under our revolving lines of credit, and may make it more expensive for us to raise additional capital in the future. Such capital raising activities may be on terms that may not be acceptable to us or otherwise not available.

In addition, we had $34.9 million in committed and $443.6 million in uncommitted foreign lines of credit and other bank facilities as of August 31, 2002. A committed line of credit obligates a lender to loan us amounts under the credit facility as long as we adhere to the terms of the credit agreement. An uncommitted line of credit is extended to us at the sole discretion of a lender. The interest rates range from the bank’s prime lending rate to the bank’s prime rate plus 2.0%. As of August 31, 2002, borrowings and guaranteed amounts were $10.9 million and $128.3 million under committed and uncommitted foreign lines of credit, respectively. Borrowings were payable on demand. The weighted-average interest rate was 5.5% for committed and 2.5% for uncommitted foreign lines of credit as of August 31, 2002.

We have purchased in the past and may continue to purchase in the future our remaining LYONs on an opportunistic basis. In addition, our liquidity could be adversely affected if we require substantial amounts of cash in connection with our obligations to purchase our LYONs as they become due. Instead of repurchasing the LYONs with cash, we may elect to offer holders our common stock or a combination of our cash and common stock. At the time of such election, it may be in the best interest of our shareholders to satisfy such obligation in cash, however, we may not have sufficient cash available and we may not be able to finance the required amount on acceptable terms if at all. As a result, we may be required to satisfy such obligations with our common stock, which would be extremely dilutive at our current stock prices. See “Risk factors - Our Obligations Under LYONs May Cause Dilution and Reduction of Earnings Per Share.” Based on the aggregate amount outstanding on August 31, 2002, holders of our 2.75% LYONs due 2020 have the option to require us to repurchase their notes in an amount of $628.57 per $1,000 principal amount for a total of $535.9 million on May 8, 2003. These 2.75% LYONs due 2020 are classified as short-term debt as of August 31, 2002 in the accompanying consolidated balance sheet. Based on the aggregate amount outstanding on August 31, 2002, holders of our 3.25% LYONs due 2020 have the option to require us to repurchase their notes in an amount of $587.46 per $1,000 principal amount for a total of approximately $1.5 billion on May 20, 2004.

Our 7.25% subordinated ACES debentures are due November 15, 2006. On or about August 15, 2004, the ACES debentures will be remarketed and if the remarketing is successful, the interest rate will be reset at then current rates as described in the indentures and the proceeds from the remarketing will be used to satisfy the holders’ obligation to purchase our common stock in November 2004. If the debentures are not successfully remarketed, the interest rate will not be reset and we may use the pledged debentures to satisfy the holder’s obligation to purchase our common stock in November 2004. In addition, our $500 million aggregate principal amount of 9.625% senior notes are due February 15, 2009.

During our fourth fiscal quarter ended August 31, 2002, we and our subsidiaries restructured our synthetic lease agreements relating to five manufacturing sites. The synthetic leases have expiration dates in 2007. At the end of the lease term, we have an option, subject to certain conditions, to purchase or to cause a third party to purchase the facilities subject to the synthetic leases for the “Termination Value,” which approximates the lessor’s original cost, or may market the property to a third party at a different price. We are entitled to any proceeds from a sale of the properties to third parties in excess of the Termination Value. In connection with our restructuring of these synthetic leases, we and our subsidiaries provided loans to the lessor under each synthetic lease, equaling approximately 85% of its initial Termination Value. These loans are repayable solely from the sale of the properties to third parties in the future, are subordinated to the amounts payable to the lessor at the end of the terms of the synthetic leases, and may be credited against the Termination Value payable if we or our subsidiaries purchase the properties. The approximate maximum Termination Values and loan amounts for each of the synthetic leases are provided below (in millions).

		Termination Value	Loan Amount

A)	Milpitas, CA for land	$35.0	$29.8
B)	Milpitas, CA for improvements	18.4	15.7
C)	San Jose, CA	13.6	11.5
D)	Columbia, SC	24.7	21.0
E)	Fremont, CA	23.4	19.9
F)	Fremont, CA	9.6	8.1

	Total	$124.7	$106.0

Cash collateral, in an aggregate amount of $18.7 million is pledged for the difference between the Termination Values and the loan amounts. Each lease agreement contains various affirmative and financial covenants. A default under a lease, including violation of these covenants, may accelerate the termination date of the arrangement. As of August 31, 2002 we were in compliance with all such covenants. Monthly lease payments are generally based on the Termination Value and 30-day LIBOR index (1.82% as of August 31, 2002) plus an interest-rate margin, which may vary depending upon our Moody’s Investors’ Services, and Standard and Poor’s ratings and are allocated between the lessor and us and our subsidiaries based on the proportion of our loan amount to the total Termination Value for each synthetic lease.

After the restructuring, we have continued to account for these synthetic lease arrangements as operating leases in accordance with SFAS No. 13, “Accounting for Leases,” as amended. Our loans to the lessor are included in long-term other assets in our consolidated balance sheet as of August 31, 2002. The cash collateral is included in restricted cash and cash equivalents in the accompanying consolidated balance sheet as of August 31, 2002. If we should determine that it is probable that the expected fair value of the property at the end of the lease term will be less than the Termination Value, we will recognize any expected loss on a straight-line basis over the remaining lease term.

We believe that our current cash and cash equivalents, short-term investments, lines of credit and cash generated from operations will satisfy our expected working capital, capital expenditure, debt service and investment requirements through at least the next 12 months.

The following is a summary of certain obligations and commitments as of August 31, 2002:

	Payments Due by Period (in millions)

	Total	FY03	FY04	FY05	FY06	FY07	Thereafter

Short term debt (1)	$651.7	$651.7	$—	$—	$—	$—	$—
Long term debt (2)	3,266.4	—	1,518.8	19.6	150.6	1,073.0	504.4
Operating lease	458.8	107.9	96.8	68.8	43.1	33.8	108.4
Standby letters of credit and guaranteed amounts (3)	88.1	82.9	4.8	—	—	0.4	—

(1)	Since the holders of our 2.75% LYONs due 2020 have the option to require us to repurchase their notes on May 8, 2003 in an amount of $628.57 per $1,000 principal amount at maturity, the payment due amount here reflects a total of $535.9 million on such commitment date of May 8, 2003 based on the notes outstanding as of August 31, 2002.

(2)	Since the holders of our 3.25% LYONs due 2020 have the option to require us to repurchase on May 20, 2004 their notes in an amount of $587.46 per $1,000 principal amount at maturity, the payment due amount here reflects a total of approximately $1.5 billion on such commitment date of May 20, 2004 based on the notes outstanding as of August 31, 2002. In addition, the total amount above includes approximately $9 million of capital lease commitments.

(3)	We guarantee lines of credit, provided by various financial institutions, for our operating subsidiaries worldwide. Lines of credit, used and unused, which we guarantee totaled $468.5 million as of August 31, 2002. In addition, we guarantee other financial transactions, totaling $293.5 million as of August 31, 2002. These transactions include, among others, certain real estate and equipment operating leases entered into by our subsidiaries.

In addition, we guarantee $60 million of debt and $88 million of vendor contracts for our minority owned affiliate, Pacific City International Holdings (PCI). The guarantee will expire during December 2002.

RECENT ACCOUNTING PRONOUNCEMENTS:

In July 2001, the FASB issued SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated or completed after June 30, 2001. SFAS No. 141 also specifies the criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually. SFAS No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated lives to their estimated residual values, and be reviewed for impairment according to SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” In accordance with SFAS No. 141, we are accounting for all business combinations initiated or completed after June 30, 2001 using the purchase method of accounting. We adopted the remaining provisions of SFAS No. 141 and SFAS No. 142 effective September 1, 2001. See further discussion under “Restructuring and Impairment Costs - Goodwill and Other Intangible Assets” and Note 17 to the consolidated financial statements, “Goodwill and other Intangible Assets.”

In August 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 requires that the fair value of an asset retirement obligation be recorded as a liability in the period in which it incurs the obligation. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. We will adopt SFAS No. 143 for our fiscal year beginning September 1, 2002 and do not expect such adoption will have a material impact on our consolidated financial statements.

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets,” which supersedes SFAS No. 121. The primary objectives of SFAS No. 144 are to develop one accounting model based on the framework established in SFAS No. 121 for long-lived assets to be disposed of by sale, and to address significant implementation issues identified after the issuance of SFAS No. 121. We will adopt SFAS No. 144 for our fiscal year beginning September 1, 2002. The adoption is not expected to have a material impact on our consolidated financial statements.

In May 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements Nos. 4, 44 and 64, Amendment of FASB Statement No.13 and Technical Corrections.” SFAS No. 145 requires that certain gains and losses from extinguishments of debt no longer be classified as an extraordinary item. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002 (with accounting for certain transactions effective May 15, 2002). We early adopted SFAS No. 145 and reclassified our gains on retirement of debt from extraordinary to a separate line item within non-operating income (expense).

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 requires that a liability for costs associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. We do not expect adoption of SFAS No. 146 to have a material impact on our consolidated financial statements.

RECENT DEVELOPMENTS

On June 11, 2002, we completed our acquisition of Magnetic Data Technologies (MDT), a global provider of after-sales services for the communications, computer and electronic storage markets for $70 million in cash. The acquisition was accounted for as a purchase of a business.

On May 31, 2002, we announced the completion of a three-year supply agreement to produce optical networking equipment for Lucent. As part of the three-year supply agreement, we purchased equipment and inventory related to Lucent’s optical product lines for approximately $99.4 million in cash. This acquisition was accounted for as a purchase of assets. Subsequently, as a result of significant changes in the marketplace and decreased demand, both parties reached a mutual agreement in principle on October 21, 2002 to unwind this supply agreement. We have agreed in principle with Lucent to unwind the outsourcing and asset purchase transaction involving Lucent’s optical networking systems in Andover, Massachusetts. We expect to enter into with Lucent a definitive agreement to unwind the May 31, 2002 transaction in our first quarter of fiscal 2003. Under the general terms of the agreement in principle, Lucent will repurchase the equipment and unused inventory that we acquired in May 2002. We will continue to produce and support a portion of Lucent’s optical networking products through March of 2003. We do not anticipate any losses on changes to this supply agreement.

RISK FACTORS

WE ARE EXPOSED TO GENERAL ECONOMIC CONDITIONS, WHICH COULD HAVE A MATERIAL ADVERSE IMPACT ON OUR BUSINESS, OPERATING RESULTS AND FINANCIAL CONDITION.

As a result of unfavorable general economic conditions in the U.S. and internationally, and reduced capital spending as well as end-market demand, our sales have continued to decline in recent fiscal quarters. We began to see a sales decline in the telecommunications, workstation and server equipment manufacturing industry worldwide during the second half of fiscal 2001. In particular, we depend on the telecommunications industry for a significant amount of our revenues. Continued weakness in this industry or any further deterioration in the business or financial condition of our customers in this industry could have a material adverse impact on our business, operating results and financial condition. In addition, if the economic conditions in the United States and the other markets we serve worsen, we may experience a material adverse impact on our business, operating results and financial condition.

WE HAVE SIGNIFICANT DEBT LEVERAGE AND DEBT SERVICE OBLIGATIONS.

For the fiscal year ended August 31, 2002 our fixed charges exceeded our earnings by $3.6 billion as compared to our ratio of earnings to fixed charges of 0.23x for fiscal year 2001. The fixed charge excess is primarily due to our operating losses and interest expense growing at a greater rate since the second half of fiscal 2001 and during fiscal year 2002. We have computed the ratio of earnings to fixed charges by dividing earnings available for fixed charges by fixed charges. The computations include us and our consolidated subsidiaries. For these ratios, “earnings” represents (1) income (loss) before taxes and before adjustment for minority interests, plus (2) fixed charges (excluding capitalized interest), plus (3) amortization of capitalized interest. Fixed charges consist of (1) interest on all indebtedness and amortization of debt discount and expense, plus (2) capitalized interest, plus (3) an interest factor attributable to rentals under operating leases.

As of August 31, 2002, we had approximately $643 million of short-term indebtedness, including $527 million of current portion of long-term indebtedness, and $3.2 billion of long-term indebtedness (which in the case of all Liquid Yield Option Notes were the accreted values as of that date). We will require substantial amounts of cash to fund scheduled payments of principal and interest on our outstanding indebtedness, as well as future capital expenditures and any increased working capital requirements. In addition, we may require substantial amounts of cash in connection with our obligations to repurchase our LYONs. In connection with our tender offer for our 2.75% LYONs due 2020, which expired on July 19, 2002, we purchased $1.5 billion aggregate principal amount at maturity of these

LYONs and $852 million aggregate principal amount at maturity of these LYONs remained outstanding as of August 31, 2002. Based on the aggregate amount outstanding on August 31, 2002, on May 8, 2003, holders of our 2.75% LYONs due 2020 will have the option to require us to repurchase their notes in an amount of $628.57 per $1,000 principal amount for a total of up to approximately $535.9 million. Based on the aggregate amount outstanding on August 31, 2002, on May 20, 2004, holders of our 3.25% LYONs due 2020 will have the option to require us to repurchase their notes in an amount of $587.46 per $1,000 principal amount for a total of approximately $1.5 billion. Instead of repurchasing the LYONs with cash, we may elect to offer holders our common stock or a combination of our cash and common stock. At the time of such election, it may be in the best interests of our shareholders to satisfy such obligation in cash, however, we may not have sufficient cash available and we may not be able to finance the required amount on acceptable terms if at all. As a result, we may be required to satisfy such obligations with our common stock, which would be extremely dilutive at our current stock prices.

OUR ABILITY TO MEET OUR CASH REQUIREMENTS DEPENDS ON A NUMBER OF FACTORS, MANY OF WHICH ARE BEYOND OUR CONTROL.

Our ability to meet our cash requirements (including our debt service obligations) is dependent upon our future performance, which will be subject to financial, business and other factors affecting our operations, many of which are beyond our control. If we are unable to meet our cash requirements from operations we would be required to fund these cash requirements by alternative financings. The degree to which we may be leveraged could materially and adversely affect our ability to obtain financing for working capital, acquisitions or other purposes, could make us more vulnerable to industry downturns and competitive pressures, or could limit our flexibility in planning for, or reacting to, changes and opportunities in the electronics manufacturing industry, which may place us at a competitive disadvantage compared to our competitors. There can be no assurance that we will be able to obtain alternative financing, that any such financing would be on acceptable terms, or that we will be permitted to do so under the terms of our existing financing arrangements. In the absence of such financing, our ability to respond to changing business and economic conditions, make future acquisitions, react to adverse operating results, meet our debt service obligations or fund required capital expenditures or increased working capital requirements may be adversely affected.

WE MAY NOT BE ABLE TO SELL EXCESS OR OBSOLETE INVENTORY TO CUSTOMERS OR OTHERWISE WHICH COULD HAVE A MATERIAL ADVERSE IMPACT ON OUR FINANCIAL CONDITION.

The majority of our inventory purchases and commitments are based upon demand forecasts that our customers provide to us. The customer forecast, and any changes to the forecasts, including cancellations, may lead to on hand inventory quantities and on order purchase commitments that are in excess of the customer’s revised needs, or that become obsolete.

We execute supply agreements with our most significant customers in our Global Operations business unit, which accounts for a majority of the inventory we purchase. Under the supply agreements, the responsibility for excess or obsolete inventory related to raw materials that were previously purchased or ordered to meet a customer’s demand forecast lies with the customer. If our customers do not comply with their contractual obligations to purchase excess or obsolete inventory back from us, our financial condition could be materially harmed. In addition, enforcement of these supply agreements may result in material expenses or delays in payment for inventory.

We are solely responsible for excess and obsolete inventory resulting from inventory purchases in excess of inventory needed to meet customer demand forecasts at the time the purchase commitments were made, as well as inventory purchases generally not covered by our supply agreements or for inventory purchased for customers with whom we have no supply agreements (as is generally the case for the customers in our Technology Solutions, Global Services and MicroSystems business units). In these instances, since we do not have the right to sell back excess or obsolete inventory to our customers, we must bear the economic loss of any such excess or obsolete inventory which could have a material adverse impact on our financial condition. In the fourth quarter of 2002, we recorded a charge of $97 million to reduce the carrying value of excess and obsolete inventory. This charge resulted in a reduction in our gross margin and included excess and obsolete inventory identified in our product-oriented Technology Solutions and other business units.

THE AGREEMENTS GOVERNING OUR EXISTING AND FUTURE DEBT CONTAIN AND WILL CONTAIN VARIOUS COVENANTS THAT LIMIT OUR DISCRETION IN THE OPERATION OF OUR BUSINESS.

The agreements and instruments governing our existing and future debt and our secured credit facilities contain and may, in the future, contain various restrictive covenants that, among other things, require us to comply with or maintain certain financial tests and ratios thereby restricting our ability to:

•	incur debt;

•	incur or maintain liens;

•	redeem and/or prepay subordinated debt;

•	make acquisitions of businesses or entities;

•	make investments, including loans, guarantees and advances;

•	make capital expenditures;

•	engage in mergers, consolidations or certain sales of assets;

•	engage in transactions with affiliates;

•	pay dividends or engage in stock redemptions; and

•	enter into certain restrictive agreements.

Our secured credit facilities are secured by a pledge of all of the capital stock of our material domestic subsidiaries, 65% of the capital stock of our first-tier material foreign subsidiaries and certain of our intercompany loans.

Our ability to comply with covenants contained in our existing debt and our secured credit facilities and other indebtedness to which we are or may become a party may be affected by events beyond our control, including prevailing economic, financial and industry conditions. Our failure to comply with our debt-related covenants could result in an acceleration of our indebtedness and cross-defaults under our other indebtedness, which may have a material adverse effect on our financial condition. Even if we are able to comply with all applicable covenants, the restrictions on our ability to operate our business could harm our business by, among other things, limiting our ability to take advantage of financings, mergers, acquisitions and other corporate opportunities.

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

MOST OF OUR NET SALES COME FROM A SMALL NUMBER OF CUSTOMERS; IF WE LOSE ANY OF THESE CUSTOMERS, OUR NET SALES COULD DECLINE SIGNIFICANTLY.

Most of our annual net sales come from a small number of our customers. Our ten largest customers accounted for approximately 65%, 72%, and 74% of net sales in fiscal 2002, 2001, and 2000 respectively. Some of these customers individually account for more than ten percent of our annual net sales. Any material delay, cancellation or reduction of orders from these or other major customers could cause our net sales to decline significantly, and we may not be able to reduce the accompanying expenses at the same time. We cannot guarantee that we will be able to retain any of our largest customers or any other accounts, or that we will be able to realize the expected revenues under existing supply agreements with these customers. Our business, market share, financial condition and results of operations will continue to depend significantly on our ability to obtain orders from new customers, retain existing customers, realize expected revenues under existing supply agreements, as well as on the financial condition and success of our customers and their customers. In addition to the above, some industry sources have projected that our market share by revenues may decline in the near term.

Net sales may decline in future periods due to the continued weakness in customer demand, particularly in our telecommunications sector, resulting from the worldwide economic slowdown. In addition, net sales may be adversely affected due to our unwinding of the Lucent supply agreement which was expected to generate $2 billion in revenues over the next three years.

OUR CUSTOMERS MAY CANCEL THEIR ORDERS, CHANGE PRODUCTION QUANTITIES OR LOCATIONS, OR DELAY PRODUCTION.

Electronics manufacturing services (EMS) companies must provide increasingly rapid product turnaround for their customers. Although we have long-term contracts with a few of our top ten customers, including Ericsson and Nortel, under which these customers are obligated to obtain services from us, only Nortel is obligated to purchase any minimum amount of services. As a result, we cannot guarantee that we will receive any net sales from these contracts or any of our other contracts with customers. Customers may cancel their orders, change production quantities or delay production for a number of reasons. Many of our customers’ industries are experiencing a significant decrease in demand for their products and services. The generally uncertain economic condition of several of the industries of our customers has resulted, and may continue to result, in some of our customers delaying the purchase orders on some of the products we manufacture for them, and placing purchase orders for lower volumes of products than previously anticipated. Cancellations, reductions or delays by a significant customer or by a group of customers would seriously harm our results of operations by reducing the volumes of products manufactured by us for the customers and delivered in that period, as well as causing a delay in the repayment of our expenditures for inventory in preparation for customer orders and lower asset utilization resulting in lower gross margins. In addition, customers may require that manufacturing of their products be transitioned from one facility to another to achieve cost and other objectives. Such transfers, if unanticipated, can result in inefficiencies and costs due to resulting excess capacity and overhead at one facility and capacity constraints and related strains on our resources at the other.

OUR STRATEGIC RELATIONSHIPS WITH MAJOR CUSTOMERS CREATE RISKS.

In the past couple of years, we have completed several strategic transactions with OEM customers. Under these arrangements, we generally acquire inventory, equipment and other assets from the OEM, and lease (or in some cases acquire) their manufacturing facilities, while simultaneously entering into multi-year supply agreements for the production of their products. We intend to continue to pursue these OEM divestiture transactions in the future. There is strong competition among EMS companies for these transactions, and this competition may increase. These transactions have contributed to a significant portion of our past revenue growth, and if we fail to complete similar transactions in the future, our revenue could be harmed. As part of these arrangements, we typically enter into manufacturing services agreements with these OEMs. These agreements generally do not require any minimum volumes of purchases by the OEM, and the actual volume of purchases may be less than anticipated. The arrangements entered into with divesting OEMs typically involve many risks, including the following:

•	we may pay a purchase price to the divesting OEMs that exceeds the value we may realize from the future business of the OEM;

•	the integration into our business of the acquired assets and facilities may be time-consuming and costly;

•	we, rather than the divesting OEM, bear the risk of excess capacity;

•	we may not achieve anticipated cost reductions and efficiencies;

•	we may be unable to meet the expectations of the OEM as to volume, product quality, timeliness and cost reductions; and

•	if demand for the OEM’s products declines, the OEM may reduce its volume of purchases, and we may not be able to sufficiently reduce the expenses of operating the facility or use the facility to provide services to other OEMs.

As a result of these and other risks, we may be unable to achieve anticipated levels of profitability under these arrangements, and they may not result in any material revenues or contribute positively to our earnings. Additionally, other OEMs may not wish to obtain logistics or operations management services from us.

IF WE ARE UNABLE TO MANAGE OUR ACQUISITIONS AND COST EFFECTIVELY ASSIMILATE NEW OPERATIONS, OUR PROFITABILITY COULD BE ADVERSELY AFFECTED.

We have experienced rapid growth over many years. Concurrently, we have established operations in different locations throughout the world. During fiscal 2002, we completed acquisitions of C-MAC and MDT, among others. We intend to consider making acquisitions of companies and strategic assets under our acquisition strategy subject to compliance with any restrictions that may exist under certain of our financing instruments. These acquisitions may be for cash, capital stock or any combination of cash and capital stock, or other property, and may include the incurrence or assumption of indebtedness and a reduction of our available cash.

In order to achieve anticipated revenue and other financial performance targets, we must manage our assets and operations efficiently and integrate our acquisitions. Our acquisitions place a heavy strain on our personnel and management, manufacturing and other resources. Our ability to manage and integrate our acquisitions, as well as any future acquisitions, will require progressive increases in manufacturing infrastructure, as well as enhancements or upgrades of accounting and other internal management systems and the implementation of a variety of procedures and controls. We cannot assure that significant problems in these areas will not occur. Any failure to enhance or expand these systems and implement such procedures and controls in an efficient manner and at a pace consistent with our business activities could harm our financial condition and results of operations. In addition, should we continue to expand geographically, we may experience inefficiencies from the management of geographically dispersed facilities. As we manage and continue to expand new operations, we may incur substantial infrastructure and working capital costs. We incurred $615.5 million of restructuring-related charges in fiscal 2002 and expect to incur approximately $100 million of such charges over the next few quarters. See the risk factor entitled “If we incur more restructuring-related charges than currently anticipated, our financial condition and results of operations may suffer.”

POSSIBLE FLUCTUATION OF OPERATING RESULTS FROM QUARTER TO QUARTER AND FACTORS OUT OF OUR CONTROL COULD AFFECT THE MARKET PRICE OF OUR SECURITIES.

Our quarterly earnings and/or stock price may fluctuate in the future due to a number of factors including the following:

•	differences in the profitability of the types of manufacturing services we provide. For example, high velocity and low complexity printed circuit boards and systems assembly services have lower gross margins than low volume/complex printed circuit boards and systems assembly services;

•	our ability to maximize the hours of use of our equipment and facilities is dependent on the duration of the production run time for each job and customer;

•	the amount of automation that we can use in the manufacturing process for cost reduction varies, depending upon the complexity of the product being made;

•	our customers’ demand for our products, and their ability to take delivery of our products and to make timely payments for delivered products;

•	our ability to optimize the ordering of inventory as to timing and amount to avoid holding inventory in excess of immediate production needs;

•	our ability to offer technologically advanced cost-effective, quick response, manufacturing services;

•	fluctuations in demand for our services or the products being manufactured;

•	fluctuations in the availability and pricing of components;

•	timing of expenditures in anticipation of increased sales;

•	cyclicality in our target markets;

•	expenses associated with acquisitions;

•	announcements of operating results and business conditions by our customers;

•	announcements by our competitors relating to new customers or technological innovation or new services;

•	economic developments in the electronics industry as a whole;

•	credit ratings downgrades may have a negative impact on our stock price; and

•	political and economic developments in countries in which we have operations; and general market conditions.

If our operating results in the future are below the expectations of securities analysts and investors, the market price of our outstanding securities could be harmed.

IF WE INCUR MORE RESTRUCTURING-RELATED CHARGES THAN CURRENTLY ANTICIPATED, OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS MAY SUFFER.

In furtherance of the implementation of the restructuring plan we announced in fiscal 2001, we expect to incur restructuring-related charges in the range of an aggregate of $100 million over the next few quarters, although no certainty can be attributed to this amount or the timing of its recognition. We continue to evaluate our cost structure relative to our revenue levels and may take additional restructuring charges in the future. If we incur additional restructuring-related charges, our financial condition and results of operations may suffer.

WE DEPEND ON LIMITED OR SOLE SOURCE SUPPLIERS FOR CRITICAL COMPONENTS. THE INABILITY TO OBTAIN SUFFICIENT COMPONENTS AS REQUIRED WOULD CAUSE HARM TO OUR BUSINESS.

We are dependent on certain suppliers, including limited and sole source suppliers, to provide key components used in our products. We have experienced, and may continue to experience, delays in component deliveries, which in turn could cause delays in product shipments and require the redesign of certain products. Also for our Technology Solutions business unit, we are dependent upon certain limited or sole source suppliers for critical components used for our memory module, communications card and embedded computer products. The electronics industry has experienced in the past, and may experience in the future, shortages in semiconductor devices, including application-specific integrated circuits, DRAM, SRAM, flash memory, certain passive devices such as tantalum capacitors, and other commodities that may be caused by such conditions as overall market demand surges or supplier production capacity constraints. The inability to continue to obtain sufficient components as required, or to develop alternative sources as required, could cause delays, disruptions or reductions in product shipments or require product redesigns which could damage relationships with current or prospective customers and increase inventory levels, thereby causing harm to our business.

WE POTENTIALLY BEAR THE RISK OF PRICE INCREASES ASSOCIATED WITH SHORTAGES IN THE AVAILABILITY OF ELECTRONICS COMPONENTS.

At various times, there have been shortages of components in the electronics industry leading to increased component prices. One of the services that we perform for many customers is purchasing electronics components used in the manufacturing of the customers’ products. As a result of this service, we potentially bear the risk of price increases for these components if we are unable to purchase components at the pricing level anticipated to support the margins assumed in our agreements with our customers.

OUR NET SALES COULD DECLINE IF OUR COMPETITORS PROVIDE COMPARABLE MANUFACTURING SERVICES AND IMPROVED PRODUCTS AT A LOWER COST.

We compete with different contract manufacturers, depending on the type of service we provide or the geographic locale of our operations. The memory module, communications card and embedded computer subsystem industries are also intensely competitive. These competitors may have greater manufacturing, financial, R&D and/or marketing resources than we have. In addition, we may not be able to offer prices as low as some of our competitors because those competitors may have lower cost structures as a result of their geographic location or the services they provide. Our inability to provide comparable or better manufacturing services at a lower cost than our competitors could cause our net sales to decline. We also expect our competitors to continue to improve the performance of their current products or services, to reduce their current products or service sales prices and to introduce new products or services that may offer greater value-added performance and improved pricing. Any of these could cause a decline in sales, loss of market acceptance of our products or services, or profit margin compression.

WE DEPEND ON THE CONTINUING TREND OF OEMS TO OUTSOURCE.

A substantial factor in our past revenue growth was attributable to the transfer of manufacturing and supply based management activities from our OEM customers. Future growth is partially dependent on new outsourcing opportunities. To the extent that these opportunities are not available, our future growth would be unfavorably impacted.

OUR NON-U.S. LOCATIONS REPRESENT A SIGNIFICANT AND GROWING PORTION OF OUR NET SALES; WE ARE INCREASINGLY EXPOSED TO RISKS ASSOCIATED WITH OPERATING INTERNATIONALLY.

In fiscal 2002, approximately 61% of net sales came from sites outside the United States, while approximately 51% of net sales came from sites outside the United States in fiscal 2001. As a result of our foreign sales and facilities, our operations are subject to a variety of risks that are unique to international operations, including the following:

•	adverse movement of foreign currencies against the U.S. dollar in which our results are reported;

•	import and export duties, and value added taxes;

•	import and export regulation changes that could erode our profit margins or restrict exports;

•	potential restrictions on the transfer of funds;

•	disruption of local labor supply;

•	inflexible employee contracts in the event of business downturns;

•	the burden and cost of compliance with foreign laws;

•	economic and political risks in emerging or developing economies; and

•	exposure to increased inefficiency as a result of a work stoppage caused by a labor dispute between dockworkers and shipping companies.

We have been granted tax holidays, which are effective through 2011, subject to some conditions, for our Malaysian and Singapore sites. We have also been granted various tax holidays in China. These tax holidays are effective for various terms and are subject to some conditions. It is possible that the current tax holidays will be terminated or modified or that future tax holidays that we may seek will not be granted. If the current tax holidays are terminated or modified, if additional tax holidays are not granted in the future or when our current tax holidays expire, our effective income tax rate would likely increase.

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

We periodically hedge foreign currency forecasted transactions related to certain operating expenses with foreign exchange forward contracts. These transactions are treated as cash flow hedges. These foreign exchange forward contracts generally have original maturities of 18 months or less.

As of August 31, 2002, we had outstanding foreign exchange forward contracts with a total notional amount of approximately $580 million. The change in value of the foreign exchange forward contracts resulting from a hypothetical 10% change in foreign exchange rates would be offset by the remeasurement of the related balance sheet items. The net result would not be significant.

As of August 31, 2002, the majority of our foreign currency hedging contracts were scheduled to mature in approximately three months and there were no material deferred gains or losses. In addition, our international operations in some instances act as a natural hedge because both operating expenses and a portion of sales are denominated in local currency. In these instances, although an unfavorable change in the exchange rate of a foreign currency against the U.S. dollar will result in lower sales when translated to U.S. dollars, operating expenses will also be lower in these circumstances. Although approximately 22% of our net sales in fiscal 2002 were denominated in currencies other than U.S. dollar, we do not believe our total exposure to be significant because of natural hedges.

We have currency exposure arising from both sales and purchases denominated in currencies other than the functional currency of our sites. Fluctuations in the rate of exchange between the currency of the exposure and the functional currency of our sites could seriously harm our business, operating results and financial condition. For example, if there is an increase in the rate at which a foreign currency is exchanged for U.S. dollars, it will require more of the foreign currency to equal a specified amount of U.S. dollars than before the rate increase. In such cases, and if we price our products and services in the foreign currency, we will receive less in U.S. dollars than we did before the rate increase went into effect. If we price our products and services in U.S. dollars and competitors price their products in local currency, an increase in the relative strength of the U.S. dollar could result in our prices being uncompetitive in markets where business is transacted in the local currency.

WE ARE EXPOSED TO INTEREST RATE FLUCTUATIONS.

The primary objective of our investment activities is to preserve principal, while at the same time, maximize yields without significantly increasing risk. To achieve this objective, we maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including both government and corporate obligations, certificates of deposit and money market funds. As of August 31, 2002, approximately 91% of our total portfolio was scheduled to mature in less than six months. In addition, our investments are diversified and of relatively short maturity. A hypothetical 10% increase in interest rates would not have a material effect on our investment portfolios.

We had $536.8 million of cash equivalents and short-term investments that are subject to interest rate risk as of August 31, 2002. The weighted average interest rate of these balances as of August 31, 2002 was 2.08%. The fair value of these cash equivalents and short-term investments totaled approximately $537 million as of August 31, 2002.

Interest on long-term debt instruments is payable at fixed rates. In addition, the amount of principal to be repaid at maturity is also fixed. During the quarter ended May 31, 2002, we entered into interest rate swap transactions under which we pay variable rates and we receive fixed rates. The interest swaps effectively convert $1 billion of our long-term debt with a fixed interest rate into debt with a variable rate of interest. Our interest rate swaps have a total notional amount of $1 billion as of August 31, 2002. The first $500 million relates to our 7.25% $1.1 billion ACES and expires on November 15, 2004. The second $500 million relates to the 9.625% $500 million senior notes and expires on February 15, 2009. Under each of these swap transactions, we pay an interest rate equal to the 3-month LIBOR rate plus a fixed spread. As of August 31, 2002, the interest rates we paid were 5.0% for the first $500 million and 6.1% for the second $500 million. In exchange, we receive fixed interest rates of 7.25% on the first $500 million and 9.625% on the second $500 million. Since our investment portfolio earns variable interest rates, the interest rate swaps allow us to partially offset the variable rate risk from the investment portfolio. We may increase our variable-rate exposure if there were to be material borrowings under our revolving lines of credit.

WE MAY NOT BE ABLE TO ADEQUATELY PROTECT OR ENFORCE OUR INTELLECTUAL PROPERTY RIGHTS.

Our ability to effectively compete may be affected by our ability to protect our proprietary information. We hold a number of patents and other license rights. These patents and license rights may not provide meaningful protection for our manufacturing processes and equipment innovations, which could result in litigation. Any resulting litigation could be lengthy and costly and could harm our financial condition.

WE COULD BECOME INVOLVED IN INTELLECTUAL PROPERTY DISPUTES.

In the past we have been and may from time to time continue to be notified of claims that we may be infringing patents, copyrights or other intellectual property rights owned by other parties. In the event of an infringement claim, we may be required to spend a significant amount of money to develop a non-infringing alternative or to obtain licenses. Solectron may not be successful in developing such an alternative or obtaining a license on reasonable terms, if at all. Any litigation, even without merit, could result in substantial costs and diversion of resources and could have a material adverse effect on Solectron’s business, financial condition and results of operations.

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

OUR RATING DOWNGRADES MAKES IT MORE EXPENSIVE FOR US TO BORROW MONEY.

On December 18, 2001 Moody’s Investor’s Service and Standard & Poor’s downgraded our senior unsecured debt rating to “Ba1” and “BB+,” respectively, both with negative outlooks. On March 22, 2002, Standard and Poor’s downgraded our senior unsecured debt rating to “BB” with a negative outlook. On May 14, 2002, Moody’s Investor Services further downgraded our senior unsecured debt rating to “Ba3” with a stable outlook. These rating downgrades will increase our cost of capital should we borrow under our revolving lines of credit, and may make it more expensive for us to raise additional capital in the future on terms that are acceptable to us or at all. In addition, any further ratings downgrades may further negatively impact the price of our common stock and may have other negative implications on our business, many of which are beyond our control.

OUR OBLIGATIONS UNDER LYONS MAY CAUSE DILUTION AND REDUCTION OF EARNINGS PER SHARE.

On May 8, 2003, we may become obligated to purchase, at the option of the holders, all or a portion of the outstanding 2.75% LYONs at a price of $628.57 per note. On May 20, 2004 we may become obligated to purchase, at the option of the holders, all or a portion of the outstanding 3.25% LYONs at a price of $587.46 per note. We have the option to pay the purchase price of LYONs in cash or common stock or any combination thereof. At the time of such election, it may be in the best interests of our shareholders to satisfy such obligation in cash, however, we may not have sufficient cash available and we may not be able to finance the required amounts on acceptable terms, if at all. As a result, we may be required to satisfy such obligations with our common stock. If we elect to pay the purchase price, in whole or part, in shares of our common stock, the number of shares of common stock to be delivered shall equal the purchase price divided by the average of the sale prices of the common stock for the five trading day period ending on the third business day prior to May 8, 2003 or May 20, 2004, as the case may be. On each respective repurchase date the 2.75% LYONs or the 3.25% LYONs are convertible into common stock at a price of $50.98 per share or 12.3309 shares per LYON in the case of the 2.75% LYONs or at a price of $49.84 per share or 11.7862 shares per LYON, in the case of the 3.25% LYONs. In the event that our stock price remains below $50.98 per share at May 8, 2003 or below $49.84 per share at May 20, 2004, as the case may be, we may have to issue a significant amount of additional shares to such holders. Accordingly, our existing stockholders could experience significant dilution and our earnings per share may be significantly reduced.

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

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See Management’s Discussion and Analysis of Financial Condition and Results of Operations for factors related to fluctuations in the exchange rates of foreign currency and fluctuations in interest rates under “Risk Factors — We are exposed to fluctuations in foreign currency exchange rates,” and “We are exposed to interest rate fluctuations.”

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by item 8 of Form 10-K is presented here in the following order:

Unaudited Quarterly Financial Information

For each fiscal quarter during the two fiscal years ended August 31, 2002 (in millions, except percentages and per-share data):

Fiscal 2002	First Quarter (1)	Second Quarter	Third Quarter	Fourth Quarter (2)

Net sales	$3,152.2	$2,974.6	$3,032.8	$3,116.6
Gross profit	$225.1	$200.7	$211.2	$93.0
Gross margin	7.1%	6.7%	7.0%	3.0%
Operating loss	$(48.5)	$(208.7)	$(347.7)	$(2,874.3)
Operating margin	(1.5)%	(7.0)%	(11.5)%	(92.2)%
Net loss	$(52.5)	$(126.0)	$(284.4)	$(2,647.3)
Basic net loss per share	$(0.08)	$(0.15)	$(0.35)	$(3.21)
Diluted net loss per share	$(0.08)	$(0.15)	$(0.35)	$(3.21)
Fiscal 2001

Net sales	$5,695.5	$5,418.5	$3,983.4	$3,594.9
Gross profit	$484.7	$488.2	$305.7	$207.5
Gross margin	8.5%	9.0%	7.7%	5.8%
Operating income (loss)	$276.4	$192.5	$(254.5)	$(313.0)
Operating margin	4.9%	3.6%	(6.4)%	(8.7)%
Net income (loss)	$190.6	$121.9	$(185.7)	$(250.3)
Basic net income (loss) per share	$0.31	$0.19	$(0.28)	$(0.38)
Diluted net income (loss) per share	$0.29	$0.18	$(0.28)	$(0.38)

(1)	Gross profit and gross margin for the first quarter of fiscal 2002 reflects a reclassification from cost of sales to selling, general and administrative expenses of $24 million.

(2)	Subsequent to our earnings release dated September 26, 2002, a $25.1 million gain on retirement of debt has been reclassified from operating loss to non-operating loss thereby increasing the operating loss to $2,874.3 million. Net loss does not change.

SOLECTRON CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in millions)

	August 31,	August 31,
	2002	2001

ASSETS
Current assets:
Cash and cash equivalents	$1,781.9	$2,482.3
Restricted cash and cash equivalents	135.7	—
Short-term investments	232.5	307.8
Restricted short-term investments	99.7	—
Accounts receivable, less allowance for doubtful accounts of $86.7 and $40.8, respectively	1,788.2	2,443.6
Inventories	1,870.0	3,209.9
Prepaid expenses and other current assets	752.0	410.0

Total current assets	6,660.0	8,853.6
Net property and equipment	1,173.0	1,304.7
Goodwill	2,163.9	1,987.2
Other assets	1,017.1	934.4

Total assets	$11,014.0	$13,079.9

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$643.0	$306.2
Accounts payable	1,509.5	1,786.1
Accrued employee compensation	218.5	166.5
Accrued expenses	527.3	363.7
Other current liabilities	106.9	216.3

Total current liabilities	3,005.2	2,838.8
Long-term debt	3,183.9	5,027.5
Other long-term liabilities	52.2	62.9

Total liabilities	$6,241.3	$7,929.2

Stockholders’ equity:
Preferred stock, $0.001 par value; 1.2 shares authorized; one share issued	$—	$—
Common stock, $ 0.001 par value; 1,600.0 shares authorized; 824.8 and 658.2 shares issued and outstanding, respectively	0.8	0.7
Additional paid-in capital	6,635.9	3,877.6
Retained earnings (accumulated deficit)	(1,578.6)	1,531.6
Accumulated other comprehensive losses	(285.4)	(259.2)

Total stockholders’ equity	4,772.7	5,150.7

Total liabilities and stockholders’ equity	$11,014.0	$13,079.9

See accompanying notes to consolidated financial statements.

SOLECTRON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per-share data)

	Years Ended August 31,

	2002	2001	2000

Net sales	$12,276.2	$18,692.3	$14,137.5
Cost of sales	11,546.2	17,206.2	12,862.2

Gross profit	730.0	1,486.1	1,275.3
Operating expenses:
Selling, general and administrative	827.7	827.9	467.1
Research and development	74.8	69.9	60.8
Goodwill amortization expense	—	139.9	5.3
Acquisition costs	—	29.7	26.8
Restructuring and impairment costs	3,306.7	517.3	11.1

Operating income (loss)	(3,479.2)	(98.6)	704.2
Interest income	70.1	116.9	106.9
Interest expense	(244.1)	(176.0)	(71.6)
Gain on retirement of debt	75.7	—	—

Income (loss) before income taxes and cumulative effect of change in accounting principle	(3,577.5)	(157.7)	739.5
Income tax expense (benefit)	(467.3)	(34.2)	238.8

Income (loss) before cumulative effect of change in accounting principle	(3,110.2)	(123.5)	500.7
Cumulative effect of change in accounting principle for start-up costs, net of $1.6 income tax benefit	—	—	(3.5)

Net income (loss)	$(3,110.2)	$(123.5)	$497.2

Basic net income (loss) per share:
Income (loss) before cumulative effect of change in accounting principle	$(3.98)	$(0.19)	$0.84
Cumulative effect of change in accounting principle	—	—	(0.01)

	$(3.98)	$(0.19)	$0.83

Diluted net income (loss) per share:
Income (loss) before cumulative effect of change in accounting principle	$(3.98)	$(0.19)	$0.80
Cumulative effect of change in accounting principle	—	—	—

	$(3.98)	$(0.19)	$0.80

Shares used to compute net income (loss) per share:
Basic	780.9	641.8	599.4
Diluted	780.9	641.8	623.5

See accompanying notes to consolidated financial statements.

SOLECTRON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in millions)

				Retained	Accumulated
	Common Stock		Additional	Earnings	Other	Total
			Paid-In	(Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit)	Losses	Equity

Balances as of August 31, 1999	594.1	$0.6	$2,081.4	$1,172.8	$(87.9)	$3,166.9
Net income				497.2		497.2
Adjustment to conform fiscal year ends of pooled acquisitions				(11.8)		(11.8)
Foreign currency translation					(32.8)	(32.8)
Unrealized gain on investments					6.3	6.3
Stock issued under stock option and employee purchase plans	10.3		109.0			109.0
Stock issued in business combinations	0.2		6.4			6.4
Cancellation of shares			(9.0)			(9.0)
Issuance of common stock	0.4		11.2			11.2
Dividends				(1.4)		(1.4)
Tax benefit associated with exercise of stock options			60.1			60.1

Balances as of August 31, 2000	605.0	0.6	2,259.1	1,656.8	(114.4)	3,802.1
Net loss				(123.5)		(123.5)
Adjustment to conform Texas site year end				(1.7)		(1.7)
Foreign currency translation					(139.8)	(139.8)
Unrealized loss on investments					(5.0)	(5.0)
Stock issued under stock option and employee purchase plans	8.6		97.7			97.7
Stock and stock options issued in business combinations	2.5		69.8			69.8
Issuance of common stock	42.1	0.1	1,410.5			1,410.6
Tax benefit associated with exercise of stock options			40.5			40.5

Balances as of August 31, 2001	658.2	$0.7	$3,877.6	$1,531.6	$(259.2)	$5,150.7
Net loss				(3,110.2)		(3,110.2)
Foreign currency translation					(36.3)	(36.3)
Unrealized gain on investments					10.1	10.1
Stock issued under stock option and employee purchase plans	6.7		38.8			38.8
Stock and stock options issued in business combinations	160.4	0.1	2,676.1			2,676.2
Repurchase of common stock	(0.5)		(4.5)			(4.5)
ACES stock purchase contracts			46.9			46.9
Deferred stock-based compensation from business combination			(7.2)			(7.2)
Amortization of stock-based deferred compensation			4.6			4.6
Tax benefit associated with exercise of stock options			3.6			3.6

Balances as of August 31, 2002	824.8	$0.8	$6,635.9	$(1,578.6)	$(285.4)	$4,772.7

See accompanying notes to consolidated financial statements.

SOLECTRON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)

	Years Ended August 31,

	2002	2001	2000

Net income (loss)	$(3,110.2)	$(123.5)	$497.2
Other comprehensive income (loss):
Foreign currency translation adjustments net of income tax benefit of $6.3 in 2002, tax expense of $13.5 in 2001, income tax benefit of $15.9 in 2000.	(36.3)	(139.8)	(32.8)
Unrealized gain (loss) on investments net of income tax expense of $0.1 in 2002, net of income tax benefit of $3.1 in 2001, and income tax expense of $3.8 in 2000	10.1	(5.0)	6.3

Comprehensive income (loss)	$(3,136.4)	$(268.3)	$470.7

Accumulated foreign currency translation losses were $295.7 million at August 31, 2002, $259.4 million at August 31, 2001 and $119.6 million at August 31, 2000. For fiscal year 2001, the foreign currency transaction loss primarily resulted from unrealized losses on dollar-denominated long-term intercompany debt held by the Company’s Brazilian subsidiary. Most of Solectron’s remaining foreign currency translation adjustments relate to translation of foreign subsidiaries’ financial statements that use the local currency as the functional currency.

See accompanying notes to consolidated financial statements.

SOLECTRON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Years Ended
	August 31,

	2002	2001	2000

Cash flows from operating activities:
Net income (loss)	$(3,110.2)	$(123.5)	$497.2
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	376.8	536.1	251.4
Amortization of debt issuance costs and accretion of discount on notes payable	137.5	146.5	52.5
Tax benefit associated with exercise of stock options	3.6	40.5	60.1
Gain on retirement of debt	(75.7)	—	—
Cumulative effect of change in accounting principle for start-up costs	—	—	3.5
Adjustment to conform fiscal year ends	—	(1.7)	(11.8)
Gain on disposal of property and equipment	(1.9)	(10.0)	(8.7)
Impairment of property, equipment, goodwill and other long-term assets	3,062.0	268.1	—
Other	7.9	74.2	20.9
Changes in operating assets and liabilities:
Accounts receivable, net of allowance	1,036.1	52.4	(934.1)
Inventories	1,711.7	1,024.1	(2,096.0)
Prepaid expenses and other current assets	(514.3)	(81.0)	(102.9)
Accounts payable	(438.9)	(1,287.7)	1,710.7
Accrued expenses and other current liabilities	(65.3)	(10.4)	214.5

Net cash provided by (used in) operating activities	2,129.3	627.6	(342.7)

Cash flows from investing activities:
Change in restricted cash, cash equivalents and short-term investments	(235.4)	—	—
Sales and maturities of short-term investments	667.9	1,354.3	982.0
Purchases of short-term investments	(589.9)	(702.0)	(1,498.6)
Acquisition of businesses, net of cash acquired	(296.3)	(2,458.7)	(83.7)
Acquisition of manufacturing assets and locations	(102.2)	(84.0)	(1,014.2)
Capital expenditures	(241.8)	(536.8)	(506.0)
Purchase of facilities previously under synthetic leases	(179.3)	—	—
Proceeds from sale of property and equipment	129.8	98.7	88.9
Other	(46.4)	(149.9)	(35.1)

Net cash used in investing activities	(893.6)	(2,478.4)	(2,066.7)

See accompanying notes to consolidated financial statements.

SOLECTRON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(in millions)

	Years Ended
	August 31,

	2002	2001	2000

Cash flows from financing activities:
Net proceeds from (repayment of) bank lines of credit	(197.4)	(52.3)	16.9
Proceeds from issuance of ACES and Senior Notes	1,553.8	—	—
Net proceeds from long-term debt	153.4	1,540.7	2,296.3
Repurchase of LYONS	(2,835.9)	—	—
Principal payments on long-term debt	(606.6)	(18.3)	(0.8)
Common stock repurchase	(4.5)	—	—
Net proceeds from stock issued under option and employee purchase plans	38.8	97.7	109.0
Net proceeds from issuance of common stock	—	1,381.4	11.2
Dividends	—	—	(1.4)
Other	(17.3)	20.6	42.8

Net cash provided by (used in) financing activities	(1,915.7)	2,969.8	2,474.0

Effect of exchange rate changes on cash and cash equivalents	(20.4)	(112.2)	(6.5)

Net increase (decrease) in cash and cash equivalents	(700.4)	1,006.8	58.1
Cash and cash equivalents at beginning of period	2,482.3	1,475.5	1,417.4

Cash and cash equivalents at end of period	$1,781.9	$2,482.3	$1,475.5

SUPPLEMENTAL DISCLOSURES
Cash paid (received) during the period:
Income taxes	$(72.1)	$151.4	$135.7
Interest	$70.9	$11.0	$17.6
Non-cash investing and financing activities:
Issuance of common stock for business combination, net of cash acquired	$2,528.8	$61.7	$6.4

See accompanying notes to consolidated financial statements.

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation: The accompanying consolidated financial statements include the accounts of Solectron Corporation and its subsidiaries after elimination of intercompany accounts and transactions.

Year End: Solectron’s financial reporting year ends on the last Friday in August. Fiscal years 2002 and 2000 contained 52 weeks. Fiscal year 2001 contained 53 weeks. For purposes of presentation in the accompanying financial statements and notes, Solectron has indicated its accounting years as ending on August 31.

Solectron’s subsidiaries, Solectron Brasil Ltda. and C-MAC de Brazil Ltda. report their results one month in arrears. Solectron’s consolidated financial position as of August 31, 2002 and 2001, include the financial position of both Brazil operations as of July 31, 2002 and Solectron Brasil Ltda. as of July 31, 2001. Similarly, Solectron’s consolidated results of operations and cash flows for the year ended August 31, 2002 includes the results of operations and cash flows of Solectron Brasil Ltda. for the year ended July 31, 2002 and C-MAC de Brazil Ltda. for the period from acquisition through July 31, 2002. Solectron's consolidated results of operations and cash flows for the years ended August 31, 2001 and 2000 include the results of operations and cash flows of Solectron Brasil Ltda. for the years ended July 31, 2001 and 2000.

Solectron’s subsidiary in Austin, Texas reported its results one month in arrears during fiscal 2000. Solectron’s consolidated results of operations and cash flows for the year ended August 31, 2000 include the results of operations and cash flows of the Austin subsidiary for the year ended July 31, 2000. The Austin subsidiary changed its fiscal year end to conform to the consolidated company beginning in 2001. Retained earnings were adjusted to reflect this change.

Pooling of Interests: On November 30, 1999, Solectron completed its acquisition of SMART Modular Technologies (SMART). Under the terms of the agreement, each share of SMART common stock was exchanged for 0.51 of a share of Solectron common stock. Solectron issued approximately 47.6 million shares of Solectron common stock for the outstanding common stock of SMART and assumed all stock options held by SMART employees. The acquisition was accounted for as a pooling of interests. Accordingly, Solectron’s historical financial statements have been restated retroactively to include the financial results of SMART. Due to different year ends, the results of operations for the two-month period ended October 31, 1999 for SMART have been included in the fiscal 1999 and fiscal 2000 consolidated statements of operations, and such results have been adjusted for in retained earnings. SMART changed its fiscal year end to coincide with Solectron’s beginning in fiscal 2000.

On April 28, 2000, Solectron completed its acquisition of AMERICOM Wireless Services (AMERICOM), a privately held corporation. Solectron issued approximately 1.8 million shares of its common stock in exchange for all outstanding common stock of AMERICOM and to extinguish obligations under the stock appreciation rights plan of AMERICOM. On July 14, 2000, Solectron completed the acquisition of Bluegum Group (Bluegum), an electronics contract manufacturer in Australia. Solectron issued approximately 2.3 million shares of its common stock in exchange for all outstanding common shares and stock options of Bluegum. Both transactions were accounted for as a pooling of interests. Accordingly, Solectron’s historical financial statements have been restated retroactively to include the financial results of AMERICOM and Bluegum. Both AMERICOM and Bluegum had fiscal years different than Solectron’s. AMERICOM’s fiscal year was from January 1 to December 31 and Bluegum’s was from July 1 to June 30. Both AMERICOM and Bluegum changed their fiscal year ends to coincide with Solectron’s beginning in fiscal 2000. Retained earnings have been adjusted to conform their year ends with Solectron’s.

Restated financial information includes certain adjustments for the elimination of net sales and cost of sales related to shipments by Solectron to Bluegum, shipments by SMART to Solectron, as well as for certain reclassifications made to SMART’s, AMERICOM’s and Bluegum’s financial statements to conform with Solectron’s financial statement presentation. There were no adjustments necessary to conform the accounting policies of the combining companies.

The results of operations previously reported by the separate enterprises and the combined amounts presented in the accompanying consolidated financial statements are summarized below for the fiscal year ended August 31, 2000 (in millions):

Net Sales
Solectron	$13,786.5
SMART *	280.4
AMERICOM *	53.5
Bluegum *	156.1
Eliminations	(139.0)

$14,137.5

Net income
Solectron	$497.0
SMART *	12.2
AMERICOM *	(2.8)
Bluegum *	(8.4)
Eliminations	(0.8)

$497.2

*	represents the net sales and net income (loss) for each of the separate companies prior to the consummation of the acquisitions. The acquisitions were consummated as follows: SMART on November 30, 1999, AMERICOM on April 28, 2000 and Bluegum on July 14, 2000. Results subsequent to the acquisition were included with Solectron.

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

Cash Equivalents and Short-Term Investments: Cash equivalents are highly liquid investments purchased with an original maturity at the date of purchase of less than three months. Short-term investments are investment grade short-term debt instruments with original maturities greater than three months. These debt securities are classified as available-for-sale securities. Such investments are recorded at fair value as determined from quoted market prices, and the cost of securities sold is determined based on the specific identification method. Unrealized gains or losses are reported as a component of comprehensive income or loss, net of related tax effect.

Restricted Cash, Cash Equivalents and Short-Term Investments: These assets are carried at fair values and are restricted as collateral for specified obligations under certain lease agreements and certain interest payments on the 7.25% subordinated ACES debentures due November 15, 2006.

Allowance for Doubtful Accounts: Solectron evaluates the collectibility of accounts receivable based on a combination of factors. In cases where Solectron is aware of circumstances that may impair a specific customer’s ability to meet its financial obligations, Solectron records a specific allowance against amounts due, and thereby reduces the net recognized receivable to the amount management reasonably believes will be collected. For all other customers, Solectron recognizes allowances for doubtful accounts based on the length of time the receivables are outstanding, industry and geographic concentrations, the current business environment and historical experience.

Inventories: Inventories are stated at the lower of weighted-average cost or market.

The majority of Solectron’s inventory purchase commitments are based upon demand forecasts that customers provide to the Company. Customers frequently make changes to their forecasts, thereby often requiring that Solectron make changes to inventory purchases, commitments, and production scheduling and may require Solectron to cancel open purchase commitments with vendors. This process may lead to on-hand inventory quantities and on-order purchase commitments that are in excess of the customer’s revised needs, or parts that become obsolete before use in production.

Solectron executes supply agreements with their most significant customers in the Global Operations business unit. Under these supply agreements, the responsibility for excess or obsolete inventory related to raw materials that were purchased or ordered to meet customers’ demand forecasts lies with the customers. However, Solectron is responsible for excess and obsolete inventory resulting from inventory purchases in excess of inventory needed to meet customer demand forecasts at the time the purchase commitments are made, as well as inventory purchases generally not covered by the supply agreements with customers or for inventory purchases for customers with whom no supply agreement exists (as is generally the case in the business units other than Global Operations).

Each supply agreement specifies the agreed upon definition of excess and obsolete inventory and the procedures for disposition including Solectron’s right to sell the inventory back to the customer. The supply agreements generally allow a period of time during which Solectron and their customers work together to reduce or eliminate the amount of potentially excess and obsolete inventory. After the expiration of the specified time periods, Solectron may exercise their contractual right to sell the remaining excess and obsolete inventory back to the customer.

Solectron does not provide inventory reserves for excess and obsolete inventory when (i) the supply agreement provides the Company with the contractual right to sell inventory that is considered excess or obsolete back to its customers, and (ii) Solectron believes the customer is capable of honoring its contractual obligation to purchase the inventory. In fiscal 2002, several customers, including customers who accounted for 10% or more of fiscal 2002 revenue, were in the telecommunications industry, an industry that has experienced declining revenue, large losses, negative cash flows, and several bankruptcies or defaults on borrowing arrangements. During fiscal 2002, no material customer informed Solectron that it would be unable to honor its contractual obligation to purchase excess or obsolete inventory from Solectron.

For Solectron’s Global Operations business unit, inventory reserves are recorded for excess and obsolete inventory which Solectron has determined that customers are not responsible for or for which Solectron believes they are unable to live up to their obligation to purchase such inventory from Solectron. For the other business units, Solectron makes judgments with respect to recording inventory reserves based on various factors such as the aging and anticipated future demand of the inventory as Solectron generally does not have the right to require customers to purchase excess or obsolete inventory.

Property and Equipment: Property and equipment are recorded at cost. Depreciation and amortization are computed based on the shorter of the estimated useful lives or the related lease terms, using the straight-line method. Estimated useful lives are presented below.

Machinery, equipment and computer software	2 - 7 years
Furniture and fixtures	3 - 5 years
Leasehold improvements	estimated life or lease term
Buildings	15-50 years

Certain depreciation lives were changed from four to five years beginning March 2, 2001. Consequently, the pre-tax depreciation charges on these assets were lower by $19.8 million in fiscal 2001 than it would have been using a four-year life.

Other Assets: Other assets consist primarily of intangible assets other than goodwill including supply agreements and intellectual property obtained in asset purchase transactions. Intangible assets are amortized using the straight-line method over the expected life of the asset.

Impairment of Long-Lived Assets: Solectron reviews property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Solectron performs quarterly impairment tests for intangible assets other than goodwill. An asset is considered impaired if its carrying amount exceeds the future net undiscounted cash flows that the asset is expected to generate. If such asset is considered to be impaired, the impairment to be recognized is the amount by which the carrying amount of the asset, if any, exceeds its fair value determined using a discounted cash flow model.

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

Net Income (Loss) Per Share: Basic net income (loss) per share is calculated using the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share is calculated using the weighted-average number of common shares plus dilutive potential common shares outstanding during the period. Anti-dilutive potential common shares are excluded. Potential common shares consist of stock options that are computed using the treasury stock method and shares issuable upon conversion of Solectron’s outstanding convertible debt computed using the as-if-converted method. Share and per-share data presented reflect all stock splits.

Revenue Recognition: Solectron’s net sales are primarily derived from full product manufacturing services including, but not limited to, printed circuit board, sub-system and complete system assembly, and manufacturing of memory products and embedded systems. Solectron also offers services consisting of repair, warranty and end-customer technical support services including call centers. Revenue from manufacturing services is recognized upon shipment of the manufactured product. Revenue from other services is recognized as the services are performed.

Employee Stock Plans: Compensation costs attributable to Solectron’s stock option plans and its employee stock purchase plan are recognized based on any excess of the quoted market price of the stock on the date of grant over the amount the employee is required to pay to acquire the stock, in accordance with the intrinsic-value method under Accounting Principles Board Opinion No. 25. Such amount, if any, is accrued over the related time-based vesting period, as appropriate. In accordance with SFAS No. 123, “Accounting for Stock-Based-Compensation,” the Company makes pro forma disclosures of net income (loss) as if the fair-value based method of accounting has been applied.

Foreign Currency: For foreign subsidiaries using the local currency as their functional currency, assets and liabilities are translated at exchange rates in effect at the balance sheet date and income and expenses are translated at average exchange rates. In addition, Solectron records adjustments to remeasure dollar denominated loans to subsidiaries that are permanent in nature. The effects of these adjustments are reported in other comprehensive income (loss) (“OCI”). Exchange gains and losses arising from transactions denominated in a currency other than the functional currency of the entity involved and remeasurement adjustments for foreign operations where the U.S. dollar is the functional currency are included in income (loss). To date, the effects of such transaction gains and losses and remeasurement adjustments on Solectron’s operations have not been material.

Cost of Start-up Activities: Solectron adopted American Institute of Certified Public Accountants’ Statement of Position No. 98-5, “Reporting on the Costs of Start-up Activities,” on September 1, 1999. This statement required that costs of start-up activities and organizational costs be expensed as incurred. The cumulative effect of this accounting change on years prior to fiscal 2000 was a charge of $3.5 million (net of $1.6 million income tax effect), or $0.01 per common share, that was reflected in the first quarter of fiscal 2000.

Derivative Instruments: In September 2000, Solectron adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 137 and No. 138. All derivative instruments are recorded on the balance sheet at fair value. If the derivative is designated as a cash flow hedge, the effective portion of changes in the fair value of the derivative is recorded in OCI and is recognized in the statement of operations when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are immediately recognized in earnings. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings in the current period. For derivative instruments not designated as hedging instruments under SFAS No. 133, changes in fair values are recognized in earnings in the current period. Such instruments are typically forward contracts used to hedge foreign currency balance sheet exposures.

Goodwill: Solectron performs goodwill impairment tests annually during the fourth quarter of its fiscal year and more frequently if an event or circumstance indicates that an impairment loss has been incurred. Such events or circumstances may include significant adverse changes in the general business climate, among others. Solectron performs the impairment tests at the reporting unit level which has been determined to be consistent with the business units as defined in Note 12 except for the Technology Solutions and Global Services business units which were disaggregated further. The tests are performed by determining the fair values of Solectron’s reporting units using a discounted future cash flow model and comparing those fair values to the carrying values of the reporting units, including goodwill. If the fair value of a reporting unit is less than its carrying value, Solectron then allocates the fair value of the unit to all the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit’s fair value was the price to acquire the reporting unit. The excess of the fair value of the reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of the goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess.

Recent Accounting Pronouncements: In July 2001, the FASB issued SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated or completed after June 30, 2001. SFAS No. 141 also specifies the criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually. SFAS No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated lives to their estimated residual values, and be reviewed for impairment according to SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” In accordance with SFAS No. 141, Solectron is accounting for all business combinations initiated or completed after June 30, 2001 using the purchase method of accounting. Solectron adopted the remaining provisions of SFAS No. 141 and SFAS No. 142 effective September 1, 2001. See Note 17, “Goodwill and Other Intangible Assets” for additional discussion of the Company’s implementation of SFAS No.142.

In August 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 requires that the fair value of an asset retirement obligation be recorded as a liability in the period in which it incurs the obligation. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. Solectron will adopt SFAS No. 143 for its fiscal year beginning September 1, 2002 and does not expect such adoption will have a material impact on its consolidated financial statements.

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets,” which supersedes SFAS No. 121. The primary objectives of SFAS No. 144 are to develop one accounting model based on the framework established in SFAS No. 121 for long-lived assets to be disposed of by sale, and to address significant implementation issues identified after the issuance of SFAS No. 121. Solectron will adopt SFAS No. 144 for its fiscal year beginning September 1, 2002. The adoption is not expected to have a material impact on Solectron’s consolidated financial statements.

In May 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements Nos. 4, 44 and 64, Amendment of FASB Statement No.13 and Technical Corrections.” SFAS No. 145 requires that certain gains and losses from extinguishments of debt no longer be classified as an extraordinary item. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002 (with accounting for certain transactions effective May 15, 2002). Solectron early adopted SFAS No. 145 and reclassified gains from retirements of debt from extraordinary to a separate line item within non-operating income (expense).

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 requires that a liability for costs associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. Solectron does not expect adoption of SFAS No. 146 to have a material impact on the consolidated financial statements.

Reclassifications: Certain prior-year amounts have been reclassified to conform with the current-year presentation. The reclassifications had no impact on the Company’s net income (loss).

NOTE 2. CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS (INCLUDING RESTRICTED AMOUNTS)

Cash, cash equivalents and short-term investments (including restricted amounts) as of August 31, 2002 and 2001, consisted of the following:

	Cash and
	Cash	Short-Term
	Equivalents	Investments

	(in millions)
Fiscal 2002
Cash	$969.9	$—
Money market funds	692.8	—
Certificates of deposit	24.8	11.4
Market auction securities	157.8	75.2
U.S. government securities	30.6	130.4
Corporate obligations	—	73.0
Other	41.7	42.2

Total	$1,917.6	$332.2

Fiscal 2001
Cash	$2,244.7	$—
Money market funds	174.4	—
Certificates of deposit	63.2	2.5
Market auction securities	—	181.6
U.S. government securities	—	4.6
Corporate obligations	—	102.2
Other	—	16.9

Total	$2,482.3	$307.8

Solectron had $135.7 million of restricted cash and cash equivalents and $99.7 million of restricted short-term investments as of August 31, 2002. Restricted cash, cash equivalents and short-term investments are restricted as collateral for specified obligations under certain lease agreements and certain interest payments on the 7.25% subordinated ACES debentures due November 15, 2006. Short-term investments are carried at fair market value, which approximates cost. Realized and unrealized gains and losses for the fiscal years ended August 31, 2002 and 2001 were not material.

NOTE 3. INVENTORIES

Inventories as of August 31, 2002 and 2001, consisted of:

	2002	2001

	(in millions)
Raw materials	$1,308.5	$2,503.5
Work-in-process	236.5	331.0
Finished goods	325.0	375.4

Total	$1,870.0	$3,209.9

NOTE 4. PROPERTY AND EQUIPMENT

Property and equipment as of August 31, 2002 and 2001, consisted of:

	2002	2001

	(in millions)
Land	$51.4	$62.2
Building and improvements	338.1	341.1
Leasehold improvements	192.9	133.8
Factory equipment	1,287.8	1,292.2
Computer equipment and software	440.0	337.1
Furniture, fixtures, and other	119.5	274.3
Construction-in-process	40.4	71.1

	2,470.1	2,511.8
Less accumulated depreciation and amortization	1,297.1	1,207.1

Net property and equipment	$1,173.0	$1,304.7

NOTE 5. LINES OF CREDIT

As of August 31, 2002, Solectron had available a $250 million revolving line of credit that expires on February 12, 2003, and a $250 million revolving line of credit that expires on February 14, 2005. Each of the revolving lines of credit is guaranteed by certain of Solectron’s domestic subsidiaries and secured by the pledge of equity interest in certain subsidiaries and notes evidencing intercompany debt. Borrowings under the credit facilities bear interest, at the option of Solectron, at the London interbank offering rate (LIBOR) plus a margin of 1.75% based on Solectron’s current senior unsecured debt rating, or the higher of the Federal Funds Rate plus ½ of 1% or Bank of America N.A.’s publicly announced prime rate. As of August 31, 2002, there were no borrowings outstanding under these lines of credit. These credit facilities are subject to compliance with certain covenants including capital expenditures, consolidated tangible net worth, cash interest coverage, liquidity and other restrictions. As of August 31, 2002, Solectron was in compliance with all such covenants.

On December 18, 2001, Moody’s Investor’s Service and Standard & Poor’s downgraded Solectron’s senior unsecured debt rating to “Ba1” and “BB+,” respectively, with a negative outlook. On March 22, 2002, Standard and Poor’s downgraded Solectron’s senior unsecured debt rating to “BB” with a negative outlook. On May 14, 2002, Moody’s Investors Services further downgraded Solectron’s senior unsecured debt rating to “Ba3” with a stable outlook. These rating downgrades will increase Solectron’s cost of capital should Solectron borrow under its revolving lines of credit.

In addition, Solectron had $34.9 million in committed and $443.6 million in uncommitted foreign lines of credit and other bank facilities as of August 31, 2002. A committed line of credit obligates a lender to loan the Company amounts under the credit facility as long as the Company adheres to the terms of the credit agreement. An uncommitted line of credit is extended to Solectron at the sole discretion of a lender. The interest rates range from the bank’s prime lending rate to the bank’s prime rate plus 2.0%. As of August 31, 2002, borrowings and guaranteed amounts were $81.6 million and $57.6 million, respectively, under these foreign lines of credit. Borrowings were payable on demand. The weighted-average interest rate was 5.5% for committed and 2.5% for uncommitted foreign lines of credit.

NOTE 6. LONG-TERM DEBT

Long-term debt at August 31, 2002 and 2001, consisted of:

	2002		2001

	(in millions)
Zero-coupon convertible senior notes, 3.25% face values of $2,557.1 and $2,900.0, fair values of $1,118.8 and $1,212.8, due 2020	$1,419.7		$1,560.5
7.25% adjustable conversion-rate equity securities, 44,000,000 units, fair value of $545.6, due 2006	1,072.3		—
9.625% senior notes, face value of $500.0, fair value of $465.0, due 2009	497.1		—
7.375% senior notes, face values of $150.0 and $150.0, fair values of $150.0 and $150.3, due 2006	149.9		149.8
Zero-coupon convertible senior notes, 4% face values of $1.2 and $1,656.0, fair values of $0.6 and $817.9, due 2019	0.6		831.3
Zero-coupon convertible senior notes, 2.75% face values of $852.5 and $4,025.0, fair value of $2,047.5 in 2001, due 2020	—	*	2,416.1
Other, fair values of $44.3 and $69.8	44.3		69.8

Total long-term debt	$3,183.9		$5,027.5

*	remaining carrying amount of $527.2 million was classified in short-term debt as the holders of these notes have the right to require Solectron to repurchase them on May 8, 2003 and its fair value was $496.1 million at August 31, 2002.

Zero-Coupon Convertible Senior Notes (LYONs)

In November 2000, Solectron issued 2.9 million LYONs at an issue price of $524.78 per note, which resulted in gross proceeds to Solectron of approximately $1.5 billion. These notes are unsecured and unsubordinated indebtedness of Solectron. Solectron will pay no interest prior to maturity. Each note has a yield of 3.25% with a maturity value of $1,000 on November 20, 2020. Each note is convertible at any time by the holder at a conversion rate of 11.7862 shares per note. Holders may require Solectron to purchase all or a portion of their notes on May 20, 2004, November 20, 2005 and November 20, 2010, at a price of $587.46, $616.57 and $724.42 per note, respectively, payable in cash or common stock at the option of Solectron. Also, each holder may require Solectron to repurchase all or a portion of such holder’s notes if a change in control of the Company occurs on or before May 20, 2004. Solectron, at its option, may redeem all or a portion of the notes at any time on or after May 20, 2004. Solectron is amortizing the issue discount using the effective interest method through May 20, 2004. During fiscal 2002, Solectron repurchased a portion of the LYONs with a carrying amount totaling approximately $183.2 million for approximately $155.9 million in cash which resulted in a gain of $27.3 million.

In May 2000, Solectron issued 4,025,000 LYONs at an issue price of $579.12 per note, which resulted in gross proceeds to Solectron of approximately $2.3 billion. These notes are unsecured and unsubordinated indebtedness of Solectron. There will be no interest payment by Solectron prior to maturity. Each note has a yield of 2.75% with a maturity value of $1,000 on May 8, 2020. Each note is convertible at any time by the holder at a conversion rate of 12.3309 shares per note. Holders may require Solectron to purchase all or a portion of their notes on May 8, 2003 and May 8, 2010, at a price of $628.57 and $761.00 per note, respectively. Also, each holder may require Solectron to repurchase all or a portion of such holder’s notes upon a change in control of the Company occurring on or before May 8, 2003. Solectron, at its option, may redeem all or a portion of the notes at any time on or after May 8, 2003. Solectron is amortizing the issue discount using the effective interest method through May 8, 2003. During June 2002, Solectron repurchased a portion of these LYONs with a carrying amount totaling approximately $1,903.0 million for approximately $1,839.9 million in cash which resulted in a gain of $63.1 million.

In January 1999, Solectron issued 1,656,000 LYONs at an issue price of $452.89 per note which resulted in gross proceeds of approximately $750 million. These notes were unsecured and unsubordinated indebtedness. Each note had a yield of 4% with a maturity value of $1,000 on January 27, 2019. Each note was convertible at any time by the holder at a conversion rate of 14.944 shares per note. Holders were able to require Solectron to purchase all or a portion of their notes on January 27, 2002 and January 27, 2009, at a price of $510.03 and $672.97 per note, respectively. During fiscal 2002, Solectron repurchased substantially all of these LYONs with a carrying amount totaling approximately $825.5 million for approximately $839.5 million in cash which resulted in a loss of $14.0 million.

Adjustable Conversion-Rate Equity Securities (ACES)

During the second quarter of fiscal 2002, Solectron closed its public offering of $1.1 billion or 44 million units of 7.25% ACES. Each ACES unit has a stated amount of $25.00 and consists of (a) a contract requiring the holder to purchase, for $25.00, a number of shares of Solectron common stock to be determined on November 15, 2004, based on the average trading price of Solectron’s common stock at that time and certain specified settlement rates ranging from 2.1597 shares of Solectron’s common stock per purchase contract to 2.5484 shares of Solectron’s common stock per purchase contract (subject to certain anti-dilution adjustments), and (b) a $25 principal amount of 7.25% subordinated debenture due 2006. Solectron received gross proceeds of approximately $1.1 billion from the transaction. Solectron allocated $46.9 million to the fair value of the purchase contracts and recorded this amount in additional paid-in capital. The debentures initially will be held and pledged for Solectron’s benefit to secure the holders’ obligation to purchase Solectron’s common stock on November 15, 2004. On or about August 15, 2004, the ACES debentures will be remarketed and if the remarketing is successful, the interest rate will be reset at then current rates as described in the indentures and the proceeds from the remarketing will be used to satisfy the holders’ obligation to purchase Solectron’s common stock in November 2004. If the debentures are not successfully remarketed, the interest rate will not be reset and Solectron may use the pledged debentures to satisfy the holders’ obligation to purchase the Company’s common stock in November 2004. Approximately $100 million of restricted cash, cash equivalents and short-term investments as of August 31, 2002 represented Solectron’s collateral related to the Company’s obligations for the next five quarterly interest payments.

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

7.375% Senior Notes

In March 1996, Solectron issued $150 million aggregate principal amount of senior notes. These notes are in denominations of and have a maturity value of $1,000 each and are due on March 1, 2006. Interest is payable semiannually at a rate of 7.375% per annum. The notes may not be redeemed prior to maturity.

The aggregate annual maturities of long-term debt during each of the five fiscal years subsequent to August 31, 2002, are as follows (in millions):

Years Ending August 31,

2003	$535.9
2004	1,518.8
2005	19.6
2006	150.6
2007	1,073.0
Thereafter	504.4

Total	$3,802.3

Amounts presented as maturities of LYONs are the cash amounts due on the first date in which holders can require Solectron to repurchase the notes. These amounts exceed the accreted values reported on the balance sheet as of August 31, 2002.

NOTE 7. FINANCIAL INSTRUMENTS

Fair Value of Financial Instruments

The fair value of Solectron’s cash, cash equivalents, accounts receivable, accounts payable and borrowings under lines of credit approximates the carrying amount due to the relatively short maturity of these items. The fair value of Solectron’s short-term investments (see Note 2) is determined based on quoted market prices. The fair value of Solectron’s long-term debt (see Note 6) is determined based on broker trading prices.

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

Solectron periodically hedges foreign currency forecasted transactions related to certain operating expenses with foreign exchange forward contracts. These transactions are treated as cash flow hedges in accordance with SFAS No. 133. These foreign exchange forward contracts have original maturities of up to 18 months.

Solectron also uses interest rate swaps to hedge its mix of short-term and long-term interest rate exposures resulting from Solectron’s debt obligations. During the third quarter of fiscal 2002, Solectron entered into interest rate swap transactions under which it pays variable rates and receives fixed rates. The interest rate swaps have a total notional amount of $1 billion. $500 million relates to the Company’s $1.1 billion ACES and expires on November 15, 2004 and $500 million relates to the 9.625% $500 million senior notes expiring on February 15, 2009. Under each of these swap transactions, Solectron pays an interest rate equal to the 3-month LIBOR rate plus a fixed spread. In exchange, Solectron receives fixed interest rates of 7.25% on the first $500 million and 9.625% on the second $500 million. These swap transactions effectively replace the fixed interest rates that the Company must pay on a portion of its ACES and all its 9.625% senior notes with variable interest rates. These swaps are designated as fair value hedges under SFAS No. 133.

As of August 31, 2002, Solectron had outstanding foreign exchange forward contracts with a total notional amount of approximately $580 million. The interest rate swaps had aggregate notional amounts of $1 billion.

The fair values of the derivatives referred to above were not significant.

For all derivative transactions, Solectron is exposed to counterparty credit risk to the extent that the counter parties may not be able to meet their obligations towards Solectron. To manage the counterparty risk, Solectron limits its derivative transactions to those with major financial institutions. Solectron does not expect to experience any material adverse financial consequences as a result of default by Solectron’s counter parties.

Business and Credit Concentrations

Financial instruments that potentially subject Solectron to concentrations of credit risk consist of cash, cash equivalents, short-term investments and trade accounts receivable. Solectron’s short-term investments are managed by recognized financial institutions which follow the Company’s investment policy. Such investment policy limits the amount of credit exposure in any one issue and requires the investment securities to be investment grade short-term debt instruments. Concentrations of credit risk in accounts receivable resulting from sales to major customers are discussed in Note 13. Solectron generally does not require collateral for sales on credit. However, for customers that have limited financial resources, Solectron may require coverage for this risk including standby letters of credit, prepayments and consignment of inventories. The Company also monitors extensions of credit and the financial condition of its major customers.

NOTE 8. COMMITMENTS AND CONTINGENCIES

Synthetic Leases

During the fourth fiscal quarter ended August 31, 2002, Solectron and its subsidiaries restructured its synthetic lease agreements relating to five manufacturing sites. The synthetic leases have expiration dates in 2007. At the end of the lease term, Solectron has an option, subject to certain conditions, to purchase or to cause a third party to purchase the facilities subject to the synthetic leases for the “Termination Value,” which approximates the lessor’s original cost, or may market the property to a third party at a different price. Solectron is entitled to any proceeds from a sale of the properties to third parties in excess of the Termination Value. In connection with its restructuring of these synthetic leases, Solectron provided loans to the lessor equaling approximately 85% of its initial Termination Value. These loans are repayable solely from the sale of the properties to third parties in the future, are subordinated to the amounts payable to the lessor at the end of the terms of the synthetic leases, and may be credited against the Termination Value payable if Solectron or its subsidiaries purchases the properties. The approximate maximum Termination Values and loan amounts for each of the synthetic leases are provided below (in millions):

		Termination Value	Loan Amount

A)	Milpitas, CA for land	$35.0	$29.8
B)	Milpitas, CA for improvements	18.4	15.7
C)	San Jose, CA	13.6	11.5
D)	Columbia, SC	24.7	21.0
E)	Fremont, CA	23.4	19.9
F)	Fremont, CA	9.6	8.1

	Total	$124.7	$106.0

In addition, cash collateral in an aggregate amount of $18.7 million is pledged for the difference between the Termination Values and the loan amounts. The cash collateral is included in restricted cash and cash equivalents in the accompanying consolidated balance sheet as of August 31, 2002 and is restricted for the duration of the lease term. Each lease agreement contains various affirmative and financial covenants. A default under a lease, including violation of these covenants, may accelerate the termination date of the arrangement. Solectron was in compliance with these covenants as of August 31, 2002. Monthly lease payments are generally based on the Termination Value and 30-day LIBOR index (1.82% as of August 31, 2002) plus an interest-rate margin, which may vary depending upon the Company’s Moody’s Investors’ Services, and Standard and Poor’s ratings and are allocated between the lessor and Solectron and its subsidiaries based on the proportion of the loan amount to the total Termination Value for each synthetic lease.

After the restructuring, Solectron has continued to account for these synthetic lease arrangements as operating leases in accordance with SFAS No. 13, “Accounting for Leases,” as amended. Solectron’s loans to the lessor are included in other long-term assets in the consolidated balance sheet as of August 31, 2002.

If Solectron should determine that it is probable that the expected fair value of the property at the end of the lease term will be less than the Termination Value, the Company will recognize any expected loss on a straight-line basis over the remaining lease term.

Solectron also purchased facilities for $179.3 million previously under synthetic arrangements.

Sale Lease-back Transactions

Solectron periodically enters into lease arrangements with third-party leasing companies under which it sells fixed assets and leases them back from the leasing companies. Solectron is accounting for these leases as operating leases and deferring any related gains over the lease term.

Future Minimum Lease Obligations

Future minimum payments related to lease obligations, including the synthetic leases discussed above, are $112.6 million, $99.7 million, $69.6 million, $43.5 million and $34.0 million in each of the years in the five-year period ending August 31, 2007, and $108.6 million for periods after that date. Rent expense was $163.3 million, $94.5 million, and $98.9 million for the years ended August 31, 2002, 2001 and 2000, respectively.

Related Party Guarantees

Solectron guarantees $60 million of debt and $88 million of vendor contracts for its minority owned affiliate, Pacific City International Holdings (PCI). The guarantees will expire during December 2002.

Legal Proceedings

The Company, from time to time, is involved in various litigation and legal matters (including those discussed below). The Company does not expect that the ultimate outcome of these matters will have a material adverse effect on its results of operations or financial position. The Company is not a party to legal proceedings that individually or in the aggregate are believed to be material to the Company’s business.

On August 29, 2002, ATEL Leasing Corporation, a lessor of manufacturing equipment to the Company, filed suit against the Company in the California Superior Court for the City and County of San Francisco (ATEL Leasing Corp. v. Solectron Corp., Case No. 412011), alleging that ATEL is entitled to recover as “liquidated damages and not as a penalty” amounts equal to the “stipulated loss value” of all of the equipment leased to the Company by ATEL under two equipment lease agreements, even though the equipment in question was neither lost nor damaged, and even though the Company was current on all lease installment payments (and had paid all applicable late payment fees) under the leases. ATEL’s complaint seeks “liquidated damages” of approximately $26 million, plus additional interest allegedly accruing thereon, and litigation expenses. The Company believes ATEL’s claims are without merit, and that the Company has meritorious defenses, including that the “liquidated damages” provision upon which ATEL relies is an unenforceable penalty under California law. In fact, the United States District Court for the Northern District of California ruled in a March 2001 opinion (ATEL Financial Corp. v. Quaker Coal Company, 132 F.Supp.2d 1233) that a “liquidated damages” provision which ATEL had attempted to enforce in that case was an unenforceable penalty under California law. While ATEL has appealed that ruling, the Company believes the U.S. District Court’s decision was correct, and that the “liquidated damages” provisions which ATEL is attempting to enforce against the Company should similarly be held unenforceable under applicable California law. The Company has filed a cross-complaint against ATEL seeking damages and other appropriate relief.

On September 19, 2002, one of Solectron’s former employees filed a complaint in the Superior Court of the State of California, Santa Clara County, against the Company asserting two claims for wrongful termination. The case is encaptioned Ronald Sorisho v. Solectron Corporation, et al., Case No. CV811243. In the complaint, plaintiff alleges that he was wrongfully terminated by Solectron in supposed retaliation for his alleged efforts to ensure that the Company timely recognized a charge for excess, obsolete and slow moving inventory in the Technology Solutions business unit. Plaintiff seeks compensatory damages in an amount “not less than $2.5 million” as well as punitive damages. The Company believes Mr. Sorisho’s claims of wrongful termination are without merit and intends to vigorously defend itself.

NOTE 9. RETIREMENT PLANS

Solectron has various retirement plans that cover a significant number of its eligible worldwide employees. The Company sponsors a
401(k) Plan to provide retirement benefits for its United States employees. This Plan provides for tax-deferred salary deductions for eligible employees. Employees may contribute between 1% to 15% of their annual compensation to this Plan, limited by an annual maximum amount as determined by the Internal Revenue Service. The Company also makes discretionary matching contributions, which vest immediately, as periodically determined by its Board of Directors. The Company’s matching contributions to this Plan totaled $9.9 million, $13.2 million and $10.7 million in fiscal 2002, 2001 and 2000, respectively. In addition, certain of the Company’s non-United States employees are covered by various defined benefit and defined contribution plans. Solectron’s expense for these plans totaled $2.9 million, $5.7 million and $9.6 million in fiscal 2002, 2001 and 2000, respectively.

NOTE 10. INCOME TAXES

The components of income tax expense (benefit) for the fiscal years ended August 31, 2002, 2001 and 2000, were as follows (in millions):

	2002	2001	2000

Current:
Federal	$(176.9)	$11.9	$151.3
State	3.6	2.6	28.2
Foreign	22.1	39.2	48.6

	(151.2)	53.7	228.1

Deferred:
Federal	(212.1)	(78.9)	(10.6)
State	(53.5)	(14.3)	(0.7)
Foreign	(50.5)	5.3	22.0

	(316.1)	(87.9)	10.7

Total	$(467.3)	$(34.2)	$238.8

The overall effective income tax rate (expressed as a percentage of financial statement income (loss) before income taxes) varied from the United States statutory income tax rate for the fiscal years ended August 31, 2002, 2001 and 2000, as follows:

	2002	2001	2000

Federal tax rate	(35.0)%	(35.0)%	35.0%
State income tax, net of federal tax benefit	(0.9)	(4.8)	2.4
Income of international subsidiaries taxed at different rates	0.8	32.9	0.1
Tax holidays	(1.6)	(41.6)	(7.4)
Tax exempt interest income	—	(2.8)	(0.1)
Nondeductible goodwill and acquisition costs	18.4	7.9	1.1
Loss for which no benefit is currently realized	5.5	17.8	—
Intercompany interest charges	—	3.4	0.3
Other	(0.3)	0.5	0.9

Effective income tax rate	(13.1)%	(21.7)%	32.3%

The tax effects of temporary differences that gave rise to significant portions of deferred tax assets and liabilities as of August 31, 2002 and 2001, were as follows (in millions):

	2002	2001

Deferred tax assets:
Accruals and allowances	$261.7	$103.9
State income tax	60.6	18.8
Acquired intangible assets	320.3	39.3
Depreciation	31.4	—
Net operating loss carryforwards and tax credits	238.0	133.1
Restructuring accruals	73.0	77.3
Other	11.3	1.9

Deferred tax assets	996.3	374.3
Valuation allowance	(335.4)	(71.6)

Total deferred tax assets	660.9	302.7

Deferred tax liabilities:
Foreign inventories expensed for tax purposes	(35.2)	(81.9)
Depreciation	—	(29.8)
Realized translation gains	(8.0)	(30.8)
Foreign import incentives	—	(3.1)
Other	—	(0.1)

Total deferred tax liabilities	(43.2)	(145.7)

Net deferred tax assets	$617.7	$157.0

As of August 31, 2002, $191.1 million of the total net deferred tax assets are included in other current assets and $426.6 million are included in other non-current assets on the consolidated balance sheet. As of August 31, 2001, $54.9 million of the total net deferred tax assets are included in other current assets and $102.1 million are included in other non-current assets on the consolidated balance sheet.

The Company has U.S. federal net operating loss carryforwards in its U.S. consolidated group of approximately $44 million. The net operating loss carryforwards, if not utilized, will expire in 2021 and 2022.

The Company also has U.S. federal net operating loss carryforwards in its U.S. Robotics subsidiary of approximately $34.8 million. These amounts are not currently available to offset U.S. taxable income of the Company (other than income generated by U.S. Robotics) under U.S. consolidated tax return rules. These net operating loss carryforwards, if not utilized, will expire in 2021.

The Company also has acquired U.S. federal net operating loss carryforwards from its acquisitions of NEL, Sequel Corporation, Centennial Technologies, and C-MAC of approximately $62 million, which will expire if not utilized beginning in 2011 through 2022. The annual utilization of these net operating loss carryforwards is limited under the “ownership change” provisions of the U.S. Internal Revenue code.

The Company also has North Carolina investment tax credit of $7.6 million which if not utilized will expire beginning in 2002 through 2007.

The Company also has California state net operating loss carryforwards in its unitary group of approximately $156.9 million, which will expire if not utilized in 2011 and 2012.

The Company has net operating loss carryforwards in various foreign jurisdictions. A summary of significant foreign net operating loss carryforwards follows (in millions):

Jurisdiction	Amount	Expiration

Australia	$30.3	Indefinite
Brazil	54.3	Indefinite
Canada	121.0	2004 - 2009
France	160.3	2003 - 2007
Germany	34.8	Indefinite
Indonesia	12.0	2006 - 2007
Ireland	62.6	Indefinite
Japan	20.5	2006- 2007
Malaysia	6.0	Indefinite
Mexico	24.2	2008 - 2012
Romania	33.0	2004 - 2007
Singapore	5.9	Indefinite
Netherlands	10.5	Indefinite
Turkey	9.6	2004 - 2005
United Kingdom	83.4	Indefinite

The Company has determined that a valuation allowance in the amount of $335.4 million is required with respect to deferred tax assets as of August 31, 2002. The Company believes that it is more likely than not that the remaining deferred tax assets will be realized principally through future taxable income, tax planning strategies and, to a lesser extent, carrybacks to taxable income in prior years. In the event the tax benefits relating to the valuation allowance are realized, $95.2 million of such benefits would reduce goodwill and $7.9 million would be credited to other comprehensive income.

Worldwide income (loss) before income taxes for the fiscal years ended August 31, 2002, 2001 and 2000, consisted of the following (in millions):

	2002	2001	2000

U.S.	$(3,845.2)	$(287.2)	$392.1
Non-U.S.	267.7	129.5	347.4

Total	$(3,577.5)	$(157.7)	$739.5

Cumulative undistributed earnings of the international subsidiaries amounted to $592.8 million as of August 31, 2002, all of which is intended to be permanently reinvested. The amount of income tax liability that would result had such earnings been repatriated is estimated to be approximately $141.7 million.

Solectron has been granted a tax holiday for certain of its Malaysian sites which is effective through July 2011, subject to certain conditions. In addition, Solectron has been granted a tax holiday for certain manufacturing operations in Singapore which is effective through March 2011, subject to certain conditions. Seven of Solectron’s China sites have separate tax holiday agreements. Each agreement expires five years from the first profitable year for each site. Five of these sites have tax holidays expiring from December 2002 through December 2007. Two sites have not yet incurred a profitable year, thus the expiration of the tax holiday status for those sites has not yet been determined. The net impact of these tax holidays was to decrease net loss by approximately $37 million, or $0.05 per diluted share, in 2002 and approximately $58 million, or $0.08 per diluted share, in 2001.

NOTE 11. STOCKHOLDERS’ EQUITY

Issuance of Common Stock

In fiscal 2000, Solectron sold, through an underwritten public offering, 38 million shares of common stock which generated net proceeds of approximately $1.3 billion.

Stock Repurchase

On September 17, 2001, Solectron’s board of directors authorized a $200 million stock repurchase program. During the first fiscal quarter of 2002, Solectron repurchased 442,200 shares of its common stock at an average price of $10.10 for approximately $4.5 million.

Stock Split

Effective March 8, 2000, Solectron completed a two-for-one stock split effected as stock dividends. All references to share and per-share data have been retroactively adjusted to reflect the stock split.

Pro Forma Fair Value Disclosures

Solectron accounts for its employee stock plans, which consist of fixed stock option plans and an employee stock purchase plan, using the intrinsic value method under APB Opinion No. 25. No compensation expense related to these plans has been recognized in the Company’s financial statements. The table below sets out the pro forma amounts of net income (loss) and net income (loss) per share that would have resulted for the fiscal years ended August 31, 2002, 2001 and 2000, if Solectron accounted for its employee stock plans under the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.”

		2002	2001	2000

		(in millions, except per-share data)
Net income (loss):
	As reported	$(3,110.2)	$(123.5)	$497.2
	Pro forma	$(3,198.7)	$(209.9)	$444.0
Net income (loss) per share:
Basic	As reported	$(3.98)	$(0.19)	$0.83
Basic	Pro forma	$(4.10)	$(0.33)	$0.74
Diluted	As reported	$(3.98)	$(0.19)	$0.80
Diluted	Pro forma	$(4.10)	$(0.33)	$0.71

For purposes of computing pro forma net income (loss), the fair value of each option grant and Employee Stock Purchase Plan purchase right is estimated on the date of grant using the Black-Scholes option pricing model. The assumptions used to value the option grants and purchase rights are stated below.

	2002	2001	2000

Expected life of options	3 years	3.5 years	3.5 years
Expected life of purchase rights	6 months	6 months	3 months
Volatility	70%	65%	52%
Risk-free interest rate	1.64% to 4.14%	3.4% to 6.34%	4.8% to 6.8%
Dividend yield	zero	zero	zero

Stock Option Plans

Solectron’s stock option plans provide for grants of options to employees to purchase common stock at the fair market value of such shares on the grant date. The options vest over a four-year period beginning generally on the grant date. The term of the options is five years for options granted prior to January 12, 1994, seven years for options granted prior to September 20, 2001, and ten years for options granted thereafter. In connection with the acquisitions of Force, SMART, Bluegum, Centennial Technologies, C-MAC and Iphotonics, Solectron assumed all options outstanding under the related companies’ option plans. Options under these plans generally vest over periods ranging from immediately to five years from the original grant date and have terms ranging from two to ten years. These options are considered granted in the year the acquisition occurred in the tables contained herein. No further options may be granted under these plans.

A summary of stock option activity under the plans for the fiscal years ended August 31, 2002, 2001 and 2000, follows (in millions, except per-share data):

	2002		2001		2000

	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price

Outstanding, beginning of year	47.9	$22.61	44.1	$17.72	45.9	$11.29
Granted	26.1	$10.40	14.4	$32.98	13.4	$34.21
Exercised	(3.1)	$6.02	(7.0)	$8.77	(10.8)	$8.18
Canceled	(7.7)	$21.92	(3.6)	$30.23	(4.4)	$21.94

Outstanding, end of year	63.2	$18.50	47.9	$22.61	44.1	$17.72

Exercisable, end of year	36.4	$17.64	27.0	$16.53	23.6	$11.23

Weighted-average fair value of options granted during the year		$6.97		$17.91		$15.92

Information regarding the stock options outstanding at August 31, 2002, is summarized in the table below (in millions, except number of years and per-share data).

	Outstanding			Exercisable

Range of Exercise Price	Number of Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Exercisable Number of Shares	Weighted Average Exercise Price

$0.38 - $5.98	6.6	2.64 years	$4.50	6.2	$4.44
$6.13 - $7.48	2.7	4.58 years	$6.94	1.9	$6.89
$7.80 - $10.29	16.4	8.71 years	$10.22	4.2	$10.15
$10.34 - $12.69	6.5	3.77 years	$11.38	5.6	$11.43
$12.99 - $16.43	7.3	5.06 years	$13.82	5.3	$13.66
$16.56 - $22.92	6.3	5.47 years	$19.34	3.8	$19.73
$23.84 - $35.03	8.2	4.67 years	$31.23	5.2	$31.63
$35.27 - $46.13	8.2	4.92 years	$42.86	3.7	$43.21
$46.94 - $51.67	1.0	5.14 years	$46.99	0.5	$47.05

$0.38 - $51.67	63.2	5.57 years	$18.50	36.4	$17.64

A total of 47.8 million shares of common stock remain reserved for grant under the plans as of August 31, 2002.

An initial option is granted to each new outside member of Solectron’s Board of Directors to purchase 15,000 shares of common stock at the fair value on the date of the grant. On December 1, of each year, each outside member is granted an additional option to purchase 8,000 shares of common stock at the fair market value on such date. These options vest over one year and have a term of seven years.

Employee Stock Purchase Plan

Under Solectron’s Employee Stock Purchase Plans (the Purchase Plans), employees meeting specific employment qualifications are eligible to participate and can purchase shares semi-annually through payroll deductions at the lower of 85% of the fair market value of the stock at the commencement or end of the offering period. The Purchase Plans permit eligible employees to purchase common stock through payroll deductions for up to 10% of qualified compensation. As of August 31, 2002, 1.2 million shares remain available for issuance under the Purchase Plans.

The weighted average fair value of the purchase rights granted by Solectron in fiscal 2002, 2001 and 2000 was $5.13, $12.90 and $16.11, respectively.

NOTE 12. SEGMENT AND GEOGRAPHIC INFORMATION

Solectron provides integrated supply-chain solutions that span the entire product life cycle, including technology, manufacturing and services. The Company has approximately 50 major manufacturing facilities in the Americas, Europe and Asia/Pacific to serve these similar customers. Solectron is operated and managed by business unit, and the business units are further managed geographically. Each industry segment has its own president and support staff. Solectron’s management uses an internal management reporting system, which provides financial data to evaluate performance and allocate Solectron’s resources on a business unit and geographic basis. Intersegment adjustments are related primarily to intersegment sales that are generally recorded at prices that approximate arm’s length transactions. Certain corporate expenses are allocated to these operating segments and are included for performance evaluation. Some amortization expenses are also allocated to these operating segments, but the related intangible assets are not allocated. The accounting policies for the segments are the same as for Solectron taken as a whole. Solectron has four reportable operating segments: Global Operations, Technology Solutions, Global Services and MicroSystems. Information about the operating segments for the fiscal years ended August 31, 2002, 2001 and 2000, was as follows:

	2002	2001	2000

	(in millions)
Net sales:
Global Operations	$10,287.4	$17,181.6	$12,418.5
Technology Solutions	860.3	1,201.1	1,486.5
Global Services	822.7	309.6	232.5
MicroSystems	305.8	—	—

	$12,276.2	$18,692.3	$14,137.5

Depreciation and amortization:
Global Operations	$270.6	$450.8	$194.1
Technology Solutions	27.4	22.1	26.1
Global Services	28.9	10.0	12.8
MicroSystems	8.7	—	—
Corporate	41.2	53.2	18.4

	$376.8	$536.1	$251.4

Interest income:
Global Operations	$25.3	$18.8	$8.6
Technology Solutions	1.7	1.9	5.7
Global Services	0.6	0.1	0.2
MicroSystems	0.3	—	—
Corporate	42.2	96.1	92.4

	$70.1	$116.9	$106.9

Interest expense:
Global Operations	$20.0	$19.7	$6.9
Technology Solutions	1.2	0.8	1.1
Global Services	1.6	(0.1)	0.9
MicroSystems	1.2	—	—
Corporate	220.1	155.6	62.7

	$244.1	$176.0	$71.6

Income (loss) before income taxes and cumulative effect of change in accounting principle:
Global Operations	$(3,348.1)	$(42.8)	$668.7
Technology Solutions	(84.3)	20.4	78.4
Global Services	12.4	38.8	2.6
MicroSystems	(3.9)	—	—
Corporate	(153.6)	(174.1)	(10.2)

	$(3,577.5)	$(157.7)	$739.5

Capital expenditures:
Global Operations	$318.5	$454.3	$432.3
Technology Solutions	14.9	22.7	29.0
Global Services	48.0	12.3	15.7
MicroSystems	5.4	—	—
Corporate	34.3	47.5	29.0

	$421.1	$536.8	$506.0

Total assets:
Global Operations	$7,150.2	$9,752.4	$5,303.4
Technology Solutions	499.7	587.5	500.2
Global Services	808.2	184.9	222.2
MicroSystems	273.5	—	—
Corporate	2,282.4	2,555.1	4,349.8

	$11,014.0	$13,079.9	$10,375.6

The following enterprise-wide information for the fiscal years ended August 31, 2002, 2001 and 2000 is provided in accordance with SFAS No. 131. Geographic net sales information reflects the destination of the product shipped. Long-lived assets information is based on the physical location of the asset. The United States accounted for more than 10% of total sales and total assets in the periods presented. Malaysia accounted for more than 10% of total sales. For major customers information, the Company’s operating segments contributed various percentages aggregating up to 10% or more of consolidated net sales for such customers identified in Note 13.

	2002	2001	2000

	(in millions)
Net sales derived from:
PCB assembly	$6,645.7	$13,738.3	$9,940.5
Systems build	3,641.7	3,434.6	2,516.1
Technology Solutions products	860.3	1,207.9	1,501.1
Global Services	822.7	311.5	179.8
MicroSystems	305.8	—	—

	$12,276.2	$18,692.3	$14,137.5

Geographic net sales:
United States	$4,757.5	$8,774.4	$6,496.3
Malaysia	1,395.0	1,980.4	1,349.7
Latin America and other North America	1,469.4	2,807.7	1,832.6
Europe	2,036.1	3,398.8	3,440.9
Asia/Pacific	2,618.2	1,731.0	1,018.0

	$12,276.2	$18,692.3	$14,137.5

Long-lived assets:
United States	$1,809.4	$1,592.8	$837.8
Europe	337.2	378.1	607.2
Asia/Pacific and other	2,207.4	2,255.4	302.4

	$4,354.0	$4,226.3	$1,747.4

NOTE 13. MAJOR CUSTOMERS

Net sales to major customers as a percentage of consolidated net sales were as follows:

	Years Ended August 31,

	2002	2001	2000

Nortel	13.6%	11.9%	*
HP/Compaq**	11.2%	10.6%	15.7%
Cisco	10.9%	11.5%	12.0%
Ericsson	*	13.7%	13.0%

*	less than 10%
**	percents in fiscal 2002, 2001 and 2000 reflect the combined net sales to HP and Compaq due to their merger in May 2002.

Solectron has concentrations of credit risk due to sales to these and other of Solectron’s significant customers. In particular, Nortel accounts for approximately 15% of total accounts receivable at August 31, 2002. The concentration of credit risk is intensified because the majority of Solectron’s customers are in the same industry.

NOTE 14. PURCHASE OF ASSETS

Fiscal 2002

During the third quarter of fiscal 2002, Solectron announced the completion of a three-year supply agreement to produce optical networking equipment for Lucent. As part of the three-year supply agreement, Solectron purchased equipment and inventory related to Lucent’s optical product lines for approximately $99.4 million in cash. Subsequently, as a result of significant changes in the marketplace and decreased demand, both parties reached a mutual agreement in principle on October 21, 2002 to unwind this supply agreement. Solectron has agreed to unwind their outsourcing and asset purchase transaction involving Lucent’s optical networking systems in Andover, Massachusetts. It is expected to conclude with Lucent a definitive agreement to unwind the May 31, 2002 transaction in Solectron’s first quarter of fiscal 2003. Under the general terms of the agreement in principle, Lucent will repurchase the equipment and unused inventory that Solectron acquired in May 2002. Solectron will continue to produce and support a portion of Lucent’s optical networking products through March 2003. Solectron does not anticipate any losses on changes to this supply agreement.

Fiscal 2001

During the second quarter of fiscal 2001, Solectron acquired IBM’s European Repair Center in Amsterdam, the Netherlands for approximately $10 million in cash. In addition, Solectron assumed responsibility for IBM’s European repair, refurbishment and asset recovery services provided by the Amsterdam operations.

During the second quarter of fiscal 2001, Solectron completed the acquisition of Sony’s manufacturing facilities in Nakaniida, Japan, and Kaohsiung, Taiwan for approximately $75 million in cash. The new sites provide a range of electronics manufacturing services to Sony and other customers.

Fiscal 2000

During the first quarter of fiscal 2000, Solectron acquired the manufacturing assets, primarily inventory and equipment, of IBM’s Netfinity server operations in Greenock, Scotland in several phases for approximately $19.2 million. In addition, Solectron acquired certain IBM intellectual property rights included in the design and manufacture of PC server motherboards for $19.6 million. Solectron provides to IBM for three years fully integrated PCBA services including early prototyping, new product launch, assembly and test, volume production, end-of-life support and life cycle management.

During the second quarter of fiscal 2000, Solectron completed the acquisition of the complex systems manufacturing assets of Ericsson Telecom AB’s telecommunications infrastructure equipment operations in Longuenesse, France, and Östersund, Sweden. The total purchase price for the manufacturing assets and intangible assets was approximately $162.2 million. As part of the agreement, Solectron provides a complete range of integrated supply-chain solutions to Ericsson Telecom AB.

During the third quarter of fiscal 2000, Solectron completed the acquisition of the manufacturing assets of Premisys Communications, Inc., a wholly owned subsidiary of Zhone Technologies, Inc. The total purchase price for the manufacturing assets and intangible assets was approximately $15.5 million. Zhone is a communications equipment provider integrating expertise in voice, video and data communications. Under the agreement, Solectron became Zhone’s virtual supply chain partner and signed a five-year commitment with Zhone to provide product life-cycle management services, including new product introduction process through repair and end-of-life services.

During the third quarter of fiscal 2000, Solectron acquired the manufacturing assets of several Nortel manufacturing facilities including Calgary, Canada; Research Triangle Park, North Carolina; Monterrey, Mexico; and Cwmcarn, Wales. Solectron provides prototyping, PCBA, small sub-assembly and repair services to Nortel in these locations. Also in the fourth quarter of fiscal 2000, Solectron completed the purchase of manufacturing assets at two Nortel manufacturing and repair facilities located in Pont de Buis and Douarnenez, the Brittany region of France, and in Monkstown, Northern Ireland, United Kingdom for which Solectron will offer prototyping, PCBA, small sub-assembly and repair services to Nortel. The aggregate purchase price of the Nortel assets was approximately $900 million.

The purchase price of the asset purchases referred to above was allocated to the assets acquired, primarily inventory, fixed assets and identifiable intangibles, based on the estimated fair values at each acquisition date.

NOTE 15. BUSINESS COMBINATIONS

Fiscal 2002

C-MAC Industries, Inc. (C-MAC)

During the second quarter of 2002, Solectron completed its acquisition of 100% of the outstanding common stock of C-MAC, which provides a comprehensive portfolio of electronic manufacturing services and solutions to customers worldwide. The Company attributes the goodwill in this transaction to management’s belief that the acquisition will enable Solectron to create a diversified provider of integrated electronic manufacturing solutions that can benefit from complementary high-end technology capabilities, selected vertical integration and improved access to growth opportunities and meet the growing demand by customers for complete supply-chain management solutions.

The Company issued approximately 98.8 million shares of its common stock, 52.5 million exchangeable shares of Solectron Global Services Canada Inc., which are exchangeable on a one-to-one basis for Solectron Corporation’s common stock, and 5.2 million options to purchase Solectron Corporation’s common stock in the transaction. The purchase price was $2,566.9 million, consisting of stock valued at $2,487.2 million, stock options valued at $63.1 million and direct acquisition costs of $22 million reduced by the intrinsic value of unvested stock options of $5.4 million. The value of the common stock issued was determined based on the average market price of Solectron’s common stock over the five-day period before and after the terms of the acquisition were agreed to and announced.

The Company’s statements of operations include C-MAC’s results from the acquisition date. The following unaudited pro forma financial information presents the combined results of operations of Solectron and C-MAC as if the acquisition had occurred as of the beginning of fiscal 2002 and 2001. The pro forma financial information does not necessarily reflect the results of operations that would have occurred if Solectron and C-MAC constituted a single entity during such periods.

	2002	2001

	(in millions, except per-share data)
Net sales	$12,518.7	$20,475.9
Net loss	$(3,133.7)	$(60.0)
Basic loss per share	$(3.82)	$(0.08)
Diluted loss per share	$(3.82)	$(0.08)

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition (in millions):

Accounts receivable	$277.4
Inventory	362.1
Other current assets	214.5
Property and equipment	213.3
Goodwill	2,114.9
Other intangible assets	25.6
Other assets	45.7

Total assets acquired	$3,253.5

Current liabilities	$(316.5)
Long-term debt	(337.8)
Other liabilities	(32.3)

Total liabilities assumed	$(686.6)

Certain allocations above are based on management’s preliminary estimate of assets acquired and liabilities assumed. In connection with the C-MAC acquisition, Solectron intends to close certain locations and terminate employees at those sites. Solectron estimated the impact of these activities and has recorded the affected assets at net realizable value and accrued approximately $30 million in employee severance liabilities upon acquisition. The Company is presently awaiting a final appraisal of the C-MAC assets acquired and certain of the recorded amounts may change based on the results of the appraisals. It is expected that the final appraisal will be completed during the first quarter of fiscal 2003.

The intangible assets acquired had a fair value of approximately $26 million based on an independent valuation. All the intangible assets resulting from the acquisition are classified under the “other” category of the table of intangible assets presented in Note 17. The weighted-average useful life of these intangible assets is approximately six years. Solectron does not expect these assets to have a residual value upon full amortization.

The $2.1 billion of goodwill resulting from the C-MAC transaction was assigned to the Global Operations, Technology Solutions and MicroSystems business units in the amounts of $2.0 billion, $25 million and $68 million, respectively. Approximately $300 million of these amounts is expected to be deductible for tax purposes.

Other acquisitions

During the first quarter of 2002, Solectron completed its acquisition of Iphotonics, Inc., an optical products manufacturer, for approximately 10.2 million shares of Solectron common stock and 428,000 options to purchase Solectron’s common stock. The purchase price was $125.2 million, consisting of stock valued at $121.6 million, stock options valued at $3.1 million and direct acquisition costs of $0.5 million. This transaction resulted in goodwill of approximately $105 million within the Global Operations business unit. The value of the common stock issued was determined based on the average market price of Solectron’s common stock over the five-day period before and after the terms of the acquisition were agreed to and announced.

During the first quarter of 2002, Solectron completed its acquisition of Stream International, Inc., a global customer relationship management provider, for approximately $366.6 million in cash. This transaction resulted in goodwill of approximately $271 million within the Global Services business unit.

During the second quarter of fiscal 2002, Solectron completed its acquisition of Artesyn Solutions, Inc. for approximately $36.4 million in cash. Artesyn Solutions, Inc. is a provider of extensive repair, refurbishment, logistics and supply-chain management and end-of-life planning services for customers in the computer, printer, storage, server, wireless and consumer electronics sector. This transaction resulted in goodwill of approximately $32.9 million within the Global Services business unit.

During the third quarter of 2002, Solectron announced the completion of its acquisition of NEC Ibaraki, a provider of manufacturing, fulfillment and demand forecasting services. The purchase price of the acquisition was approximately $16.6 million in cash. No goodwill resulted from this transaction.

During the fourth quarter of 2002, Solectron completed its acquisition of MDT, a global provider of after-sales services for the communications, computer and electronic storage markets for approximately $70 million in cash. This transaction resulted in goodwill of approximately $85.9 million within the Global Services business unit.

Pro forma financial information related to Iphotonics, Stream, Artesyn, NEC Ibaraki, and MDT are not provided as their operations were not significant individually or in the aggregate to Solectron as a whole.

Fiscal 2001

NatSteel Electronics Ltd (NEL)

During the second quarter of 2001, Solectron completed its acquisition of NEL, a competitor. Solectron purchased all of the outstanding issued share capital and convertible bonds for $2.3 billion and $122.4 million, respectively, in cash. The acquisition was accounted for using the purchase method and resulted in goodwill of approximately $2.0 billion within the Global Operations business unit. As part of the acquisition, Solectron gained key manufacturing sites in China, Hungary, Indonesia, Malaysia, Mexico, Singapore and United States.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition (in millions):

Cash	$55.3
Accounts receivable	357.3
Inventory	393.8
Other current assets	48.6
Property and equipment	242.4
Goodwill	1,974.9
Other assets	75.2

Total assets acquired	$3,147.5

Short-term debt	$(251.5)
Accounts payable and accrued liabilities	(428.9)
Other liabilities	(12.4)

Total liabilities assumed	$(692.8)

The following unaudited pro forma financial information presents the combined results of operations of Solectron and NEL as if the acquisition had occurred as of the beginning of fiscal 2001 and 2000. The pro forma financial information does not necessarily reflect the results of operations that would have occurred had Solectron and NEL constituted a single entity during such periods.

	2001	2000

	(in millions, except per-share data)
Net sales	$19,734.7	$16,258.8
Net income (loss)	$(210.1)	$536.1
Basic income (loss) per share	$(0.33)	$0.85
Diluted income (loss) per share	$(0.33)	$0.81

Other acquisitions

During the third quarter of fiscal year 2001, Solectron issued approximately 2.2 million shares of common stock to acquire all of the outstanding capital stock of Centennial. The acquisition, valued at approximately $64.5 million, was accounted for using the purchase method and resulted in goodwill of approximately $45.8 million within the Technology Solutions business unit. As a result of the transaction, Solectron gained all of Centennial’s design, manufacturing and marketing capabilities, which include memory module and memory card solutions based on SRAM and flash technologies for OEMs and end-users in markets such as telecommunications, data communications, mobile computing and medical.

During the fourth quarter of fiscal 2001, Solectron completed the acquisition of Shinei, a privately held manufacturer and designer of enclosures for electronics products. The acquisition, valued at approximately $72.9 million, was accounted for using the purchase method and resulted in goodwill of approximately $63.3 million within the Global Operations business unit.

Pro forma financial information related to Centennial and Shinei is not provided as their operations were not significant individually or in the aggregate to Solectron as a whole.

Fiscal 2000

During the first quarter of fiscal 2000, Solectron acquired NULOGIX Technical Services, Inc. (NULOGIX), a wholly owned subsidiary of IBM Canada, in its entirety. NULOGIX is located in Vaughan, Ontario, Canada, and specializes in repair, manufacturing and refurbishment. The purchase price was approximately $4.0 million. The acquisition was accounted for as a purchase of a business resulting in goodwill of approximately $1.4 million within the Global Services business unit.

During the third quarter of fiscal 2000, Solectron completed the acquisition of Alcatel’s manufacturing business in Aguadilla, Puerto Rico (Alcatel). The purchase price was approximately $47.2 million. The acquisition was accounted for as a purchase of a business resulting in goodwill of approximately $13.3 million within the Global Operations business unit. Alcatel is a world leader in building next-generation networks and end-to-end data voice solutions. As part of the acquisition of Alcatel’s manufacturing business in Aguadilla, Solectron assumed full manufacturing responsibility for Alcatel’s PCBA products focused on the networking and telecommunication industries. Additionally, Solectron provides a full range of manufacturing services to Alcatel for three years including prototyping and high-volume PCBA.

Pro forma financial information related to NULOGIX and Alcatel is not provided as their operations were not significant individually or in the aggregate to Solectron as a whole.

NOTE 16 - RESTRUCTURING

Beginning in the second quarter of fiscal 2001, Solectron initiated a restructuring of its operations in light of the current economic downturn. The measures, which included reducing the workforce, consolidating facilities and changing the strategic focus of a number of sites, was largely intended to align Solectron’s capacity and infrastructure to anticipated customer demand as well as to rationalize its footprint worldwide.

Fiscal 2002

The employee severance and benefit costs included in these restructuring charges relate to the elimination of approximately 15,000 full-time positions worldwide and all such positions have been eliminated under this plan. Approximately 69% of the positions eliminated were in the Americas region, 20% were in Europe and 11% were in Asia/Pacific. The employment reductions primarily affected employees in manufacturing and back office support functions within the Global Operations business unit. Facilities and equipment subject to restructuring were primarily located in the Americas and Europe within the Global Operations business unit. For leased facilities that will be abandoned and subleased, the lease costs represent future lease payments subsequent to abandonment less estimated sublease income. For owned facilities and equipment, the impairment loss recognized was based on the fair value less costs to sell, with fair value based on estimated of existing market prices for similar assets.

During fiscal 2002, we recorded restructuring and impairment costs related to this plan of $615.5 million against earnings. These restructuring and impairment charges occurred primarily in the second and third quarters. The following table summarizes restructuring charges in fiscal 2002 (in millions):

	2002	Nature

Impairment of equipment	$127.8	non-cash
Impairment of facilities	81.0	non-cash
Impairment of IT software and other assets	162.1	non-cash

Impairment of equipment, facilities and others	$370.9
Severance and benefit costs	119.8	cash
Loss on leased equipment	23.8	cash
Loss on leased facilities	80.3	cash
Other exit costs	20.7	cash

Total	$615.5

Fiscal 2001

The employee severance and benefit costs included in these restructuring charges relate to the elimination of approximately 11,800 full-time positions worldwide and all such positions have been eliminated under this plan. Approximately 67% of the positions eliminated were in the Americas region, 23% were in Europe and 10% were in Asia/Pacific. The employment reductions primarily affected employees in manufacturing and back office support functions within the Global Operations business unit. Facilities and equipment subject to restructuring were primarily located in the Americas and Europe within the Global Operations business unit. For leased facilities that will be abandoned and subleased, the lease costs represent future lease payments subsequent to abandonment less estimated sublease income. For owned facilities and equipment, the impairment loss recognized was based on the fair value less costs to sell, with fair value based on estimates of existing market prices for similar assets.

During fiscal 2001, we recorded restructuring and impairment costs related to this plan of $517.3 million against earnings. These restructuring and impairment charges occurred primarily in the third and fourth quarters. The following table summarizes restructuring charges in fiscal 2001 (in millions):

	2002	Nature

Impairment of equipment	$188.2	non-cash
Impairment of facilities	37.7	non-cash
Impairment of goodwill, intangible and other assets	42.2	non-cash

Impairment of equipment, facilities and others	$268.1
Severance and benefit costs	70.0	cash
Loss on leased equipment	117.5	cash
Loss on leased facilities	56.4	cash
Other exit costs	5.3	cash

Total	$517.3

The following table summarizes the restructuring accrual activity in fiscal 2001 and fiscal 2002 (in millions):

	Severance and Benefits	Lease Payments on Facilities	Lease Payments on Equipment	Other	Total

Balance of accrual at September 1, 2000	$—	$—	$—	$—	$—
Provision	70.0	56.4	117.5	5.3	249.2
Cash payment	(70.0)	(5.5)	(5.0)	(0.9)	(81.4)

Balance of accrual at August 31, 2001	—	50.9	112.5	4.4	167.8
Provision	119.8	84.2	30.3	20.7	255.0
Provision adjustments	—	(3.9)	(6.5)	—	(10.4)
Cash payment	(113.7)	(67.1)	(72.2)	(24.8)	(277.8)

Balance of accrual at August 31, 2002	$6.1	$64.1	$64.1	$0.3	$134.6

Accruals related to restructuring activities were recorded in accrued expenses in the accompanying consolidated balance sheet.

NOTE 17. GOODWILL AND OTHER INTANGIBLE ASSETS

In July 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually. SFAS No.142 also requires that intangible assets with definite useful lives be amortized over their respective estimated lives to their estimated residual values, and be reviewed for impairment according to SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.”

SFAS No. 142 required that Solectron evaluate existing intangible assets and goodwill acquired in prior purchase business combinations, and to make any necessary reclassifications in order to conform to the new criteria in SFAS No. 141, “Business Combinations,” for recognition apart from goodwill. Upon adoption of SFAS No. 142, Solectron reassessed the useful lives and residual values of all intangible assets acquired in purchase business combinations, and no significant changes were deemed necessary. Solectron was also required to test the intangible assets for impairment within the first interim period and no impairment loss was deemed necessary.

For the transitional goodwill impairment evaluation, SFAS No. 142 required Solectron to perform an assessment of whether there was an indication that goodwill was impaired as of the date of adoption, or step one of the impairment test. To accomplish this, Solectron identified the reporting units to be consistent with the business units as defined in Note 12 except for the Technology Solutions and Global Services business units which were disaggregated further. Solectron then determined the carrying value of each reporting unit by allocating the assets and liabilities, including the goodwill and intangible assets, to the units as of the date of adoption. Solectron had up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit’s carrying value. If a reporting unit’s carrying amount exceeds its fair value, an indication exists that the reporting unit’s goodwill is impaired and Solectron was required to perform the second step of the transitional impairment test. During the second quarter of fiscal 2002, Solectron performed step one of the transitional test and concluded that there was no impairment and no second step was necessary.

During the fourth quarter of fiscal 2002, Solectron performed its annual goodwill impairment test in accordance with SFAS No. 142 which included step one as described above for each of the reporting units. Results of step one indicated that an impairment existed within the Global Operations business unit since the estimated fair value, based on expected future discounted cash flows to be generated from the unit, was less than its carrying value. Pursuant to the second step of the test, Solectron compared the implied fair value of the unit’s goodwill (determined by allocating the unit’s fair value based on expected future discounted cash flows, to all its assets, recognized and unrecognized, and liabilities in a manner similar to a purchase price allocation for an acquired business) to its carrying amount. In connection with allocating the fair value of the Global Operations business unit, Solectron also obtained independent valuations of certain unrecognized intangible assets as well as fixed assets.

The discounted cash flow models used to determine the fair values of reporting units in the tests were prepared using revenue and expense projections based on Solectron’s current operating plan. The revenue projections are management’s best estimates considering current and expected economic and industry conditions. The discounted cash flow model also included a terminal value for years six and beyond that assumes future free cash flow growth ranging from 3% to 4% based on management’s estimates and standard industry rates used by analysts monitoring Solectron’s industry. The cash flows were discounted using a weighted average cost of capital ranging from 12% to 13% which is management’s best estimate considering the debt and equity structure of the Company and external industry data. The discounted cash flows related to the terminal value represents approximately 84% of total expected future discounted cash flows.

Significant negative industry and economic trends affecting Solectron’s current and future operations as well as a significant decline in Solectron’s stock price contributed to the fourth quarter impairment test resulting in an impairment of goodwill related to the Global Operations business unit of approximately $2.5 billion.

In addition, Solectron performed its quarterly impairment test of other intangible assets during the fourth quarter fiscal 2002. As a result, Solectron recorded an impairment charge related to a supply agreement with a major customer of approximately $191 million. This impairment occurred due to reduced expectations of sales to be realized under the Company’s supply agreement with that customer and was measured by comparing the intangible asset’s carrying amount to the fair value as determined using a discounted cash flow model.

The impairments referred to above were recorded within “Restructuring and Impairment Costs” in the accompanying consolidated statements of operations for the year ended August 31, 2002.

Goodwill

The following table presents the impact of adopting SFAS No.142 on net income (loss) and net income (loss) per share had the standard been in effect for the fiscal years ended August 31, 2002, 2001 and 2000.

	2002	2001	2000

	(in millions, except per-share data)
Net income (loss) as reported	$(3,110.2)	$(123.5)	$497.2
Adjustments:
Amortization of goodwill, net of tax	—	127.0	3.6

Adjusted net income (loss)	$(3,110.2)	$3.5	$500.8
Basic net income (loss) per share as reported	$(3.98)	$(0.19)	$0.83
Basic net income (loss) per share adjusted	$(3.98)	$0.01	$0.84
Diluted net income (loss) per share as reported	$(3.98)	$(0.19)	$0.80
Diluted net income (loss) per share adjusted	$(3.98)	$0.01	$0.80
Shares used to compute, as reported
Basic	780.9	641.8	599.4
Diluted	780.9	641.8	623.5
Shares used to compute, adjusted
Basic	780.9	641.8	599.4
Diluted	780.9	656.6	623.5

Goodwill information for each reportable segment is as follows (in millions):

     Fiscal 2002
	August 31, 2001	Goodwill Additions	Goodwill Impairment	August 31, 2002

Global Operations	$1,927.8	$2,181.1	$(2,500.0)	$1,608.9
Technology Solutions	50.7	28.8	—	79.5
Global Services	8.7	398.9	—	407.6
MicroSystems	—	67.9	—	67.9

	$1,987.2	$2,676.7	$(2,500.0)	$2,163.9

Fiscal 2001
	August 31, 2000	Goodwill Additions	Goodwill Amortization	August 31, 2001

Global Operations	$18.4	$2,045.5	(136.1)	$1,927.8
Technology Solutions	12.5	41.0	(2.8)	50.7
Global Services	8.7	1.0	(1.0)	8.7

	$39.6	$2,087.5	$(139.9)	$1,987.2

Other Intangible Assets

The Company’s intangible assets are categorized into three main classes; supply agreements, intellectual property agreements and other. The supply agreements primarily resulted from the Company’s acquisitions of several Nortel manufacturing facilities during the third quarter of fiscal 2000. The second class primarily consists of intellectual property agreements resulting from Solectron’s acquisitions of various IBM facilities in fiscal 1999 and 2000. The third class, other, consists of miscellaneous acquisition related costs from the Company’s various asset purchases. The following tables summarize the gross amounts and accumulated amortization for each major class as of August 31, 2002 and 2001 (in millions):

     Fiscal 2002
	Supply Agreement	Intellectual Property Agreement	Other	Total

Gross amount	$445.1	106.4	$163.5	$715.0
Accumulated amortization	(80.7)	(34.6)	(61.7)	(177.0)
Impairment	(191.2)	—	(40.5)	(231.7)

Carrying value	$173.2	$71.8	$61.3	$306.3

     Fiscal 2001
	Supply Agreement	Intellectual Property Agreement	Other	Total

Gross amount	$417.1	103.0	$136.5	$656.6
Accumulated amortization	(41.9)	(23.9)	(49.7)	(115.5)
Impairment	—	—	(22.9)	(22.9)

Carrying value	$375.2	$79.1	$63.9	$518.2

Amortization expense was $61.5 million and $82.2 million, respectively, in fiscal 2002 and 2001. The Company expects that its annual amortization expense reportable as required by SFAS No. 142 for these intangibles for each of the next five fiscal years would be approximately $57 million each year based on existing balances.

NOTE 18. NET INCOME (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted net income (loss) per share:

	Years Ended August 31,

	2002	2001	2000

	(in millions, except per-share data)
Net income (loss) before cumulative effect of change in accounting principle, net of income taxes	$(3,110.2)	$(123.5)	$500.7
Cumulative effect of change in accounting principle, net of income taxes	—	—	(3.5)

Net income (loss) - basic	$(3,110.2)	$(123.5)	$497.2

Weighted average shares - basic	780.9	641.8	599.4
Common shares issuable upon exercise of stock options	—	—	24.1

Weighted average shares-diluted	780.9	641.8	623.5

Basic net income (loss) per share:
Income (loss) before cumulative effect of change in accounting principle	$(3.98)	$(0.19)	$0.84
Cumulative effect of change in accounting principle	—	—	(0.01)

Net income (loss) per share	$(3.98)	$(0.19)	$0.83

Diluted net income (loss) per share:
Income (loss) before cumulative effect of change in accounting principle	$(3.98)	$(0.19)	$0.80
Cumulative effect of change in accounting principle	—	—	—

Net income (loss) per share	$(3.98)	$(0.19)	$0.80

In fiscal 2002 and 2001, common shares issuable upon exercise of stock options were excluded from the diluted calculation because the effect was anti-dilutive. Stock options with exercise prices greater than the average fair market price for a period, which are defined as anti-dilutive, are not included in the diluted earnings per share calculations because of their anti-dilutive effect. As a result, 3.1 million options were excluded from the diluted calculation in fiscal 2000.

In addition, the calculations for the years ended August 31, 2002, 2001 and 2000 did not include 57.6, 100.5 and 39.7 million common shares, respectively, issuable upon conversion of the LYONs as they would have been anti-dilutive. The calculation for the year ended August 31, 2002 also did not include 78.0 million common shares issuable upon conversion of the Company’s ACES, as the effect would have been anti-dilutive.

INDEPENDENT AUDITORS’ REPORT

The Board of Directors and Stockholders
Solectron Corporation:

We have audited the accompanying consolidated balance sheets of Solectron Corporation and subsidiaries as of August 31, 2002 and 2001, and the related consolidated statements of operations, stockholders’ equity, comprehensive income (loss), and cash flows for each of the years in the three-year period ended August 31, 2002. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly in all material respects, the financial position of Solectron Corporation and subsidiaries as of August 31, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended August 31, 2002, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” on September 1, 2001.

/s/ KPMG LLP
Mountain View, California
October 31, 2002

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

PART III

SARBANES-OXLEY ACT OF 2002

Sections 201 and 202 of the Sarbanes-Oxley Act of 2002 (the “Act”), signed into law on July 30, 2002, requires that all audit services and non-audit services by the independent auditors (KPMG) must be pre-approved by the Company’s Audit Committee. Furthermore, the Act prohibits an auditor from performing certain non-audit services for an audit client regardless of the Audit Committee’s approval, subject to exceptions issued by the Public Company Accounting Oversight Board.

On August 21, 2002, the Audit Committee of the Company approved certain non-audit services to be performed by KPMG. The approved non-audit services included tax services, employee benefit plan audits, statutory filings, import and export reviews, foreign exchange control audits, custom audits, and certain acquisitions and divestitures.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by Item 10 regarding our directors is incorporated by reference from the information under the caption “Election of Directors” in Solectron’s definitive Proxy Statement (Notice of Annual Meeting of Stockholders) for the fiscal year ended August 30, 2002 to be held on January 15, 2003 which we will file with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Report. The information required by Item 10 regarding our executive officers appears immediately following Item 4 under Part I of this Report.

ITEM 11: EXECUTIVE COMPENSATION

The information required by item 11 of Form 10-K is incorporated by reference to the information contained in the section captioned “Executive Officer Compensation” of Solectron’s definitive Proxy Statement.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information regarding this item is incorporated herein by reference from the section entitled “Security Ownership of Certain Beneficial Owners and Management,” “Securities Authorized for Issuance under Equity Compensation Plans,” and “Change-in-Control Agreements” in Solectron’s definitive Proxy Statement.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information with respect to this item is incorporated herein by reference from the section entitled “Certain Relationships and Related Transactions” in Solectron’s definitive Proxy Statement.

ITEM 14: CONTROLS AND PROCEDURES

(a)	Evaluation of disclosure controls and procedures. Based on their evaluation as of a date within 90 days of the filing date of this Annual Report on Form 10-K, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b)	Changes in internal controls. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. There were no significant deficiencies or material weaknesses, and therefore there were no corrective actions taken.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1)	Financial Statements. The financial statements listed in Item 8: “Financial Statements and Supplementary Data,” above are filed as part of this Annual Report on Form 10-K, beginning on page 35.

(a)(2)	Financial Statement Schedule. See Schedule II on page 78

(a)(3)	Exhibits. The exhibits listed in the accompanying “Index to Exhibits” are filed as part of this Annual Report on Form 10-K.

(b)	Reports on Form 8-K. Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Milpitas, State of California on November 13, 2002.

SOLECTRON CORPORATION

By: /S/ Koichi Nishimura

Koichi Nishimura, Ph.D.
President, Chief Executive Officer and Chairman of the Board

Pursuant to the requirements of the Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated:

Signature		Title	Date

/S/	Koichi Nishimura	President, Chief Executive Officer and	November 13, 2002
Chairman of the Board
	Koichi Nishimura, Ph.D.	(Principal Executive Officer)

/S/	Kiran Patel	Executive Vice President and	November 13, 2002
Chief Financial Officer
	Kiran Patel	(Principal Financial and Accounting Officer)

/S/	Richard A. D’Amore	Director	November 13, 2002

Richard A. D’Amore

/S/	Charles A. Dickinson	Director	November 13, 2002

Charles A. Dickinson

/S/	Heinz Fridrich	Director	November 13, 2002

Heinz Fridrich

/S/	William A. Hasler	Director	November 13, 2002

William A. Hasler

/S/	Kenneth E. Haughton	Director	November 13, 2002

Kenneth E. Haughton, Ph.D.

/S/	Paul R. Low	Director	November 13, 2002

Paul R. Low, Ph.D.

/S/	C. Wesley M. Scott	Director	November 13, 2002

C. Wesley M. Scott

/S/	Ajay B. Shah	Director	November 13, 2002

Ajay B. Shah

/S/	Dennis Wood	Director	November 13, 2002

Dennis Wood

/S/	Osamu Yamada	Director	November 13, 2002

Osamu Yamada

FINANCIAL STATEMENT SCHEDULE

The financial statement Schedule II-VALUATION AND QUALIFYING ACCOUNTS is filed as part of this Form 10-K.

SOLECTRON CORPORATION AND SUBSIDIARIES

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

(in millions)

		Additions

	Balance at Beginning of Period	Charged To Operations	Acquisitions	(Deductions)	Balance at End of Period

Year ended August 31, 2002:
Allowance for doubtful accounts receivable	$40.8	$9.2	$47.6	$(10.9)	$86.7
Year ended August 31, 2001:
Allowance for doubtful accounts receivable	$8.6	$33.6	$44.1	$(45.5)	$40.8
Year ended August 31, 2000:
Allowance for doubtful accounts receivable	$6.4	$5.1	$—	$(2.9)	$8.6

CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER PURSUANT TO SECTION 302(a) OF THE SARBANES–OXLEY ACT OF 2002

I, Koichi Nishimura, certify that:

1.	I have reviewed this annual report on Form 10-K of Solectron Corporation;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

4.	The Registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

	a)	designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

	b)	evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

	c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The Registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant’s auditors and the audit committee of Registrant’s board of directors (or persons performing the equivalent functions):

	a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant’s ability to record, process, summarize and report financial data and have identified for the Registrant’s auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal controls; and

6.	The Registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

/S/ Koichi Nishimura

Koichi Nishimura, Ph.D.
President and Chief Executive Officer

I, Kiran Patel, certify that:

1.	I have reviewed this annual report on Form 10-K of Solectron Corporation;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

4.	The Registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

	a)	designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

	b)	evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

	c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The Registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant’s auditors and the audit committee of Registrant’s board of directors (or persons performing the equivalent functions):

	a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant’s ability to record, process, summarize and report financial data and have identified for the Registrant’s auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal controls; and

6.	The Registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

/S/ Kiran Patel

Kiran Patel
Executive Vice President and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Exhibit Title

2.1 [A]	Combination Agreement, dated as of August 8, 2001, by and among Registrant, 3924548 Canada Inc. and C-MAC Industries.

2.2 [A]	Amendment No. 1 to the Combination Agreement, dated as of September 7, 2001, by and among the Registrant, 3924548 Canada Inc., C-MAC Industries Inc. and Solectron Global Services Canada, Inc.

3.1 [B]	Certificate of Incorporation of the Registrant, as amended.

3.2 [C]	Bylaws of the Registrant, as amended.

3.3 [D]	Certificate of Designation Rights, Preferences and Privileges of Series A Participating Preferred Stock of the Registrant.

4.1 [E]	Supplemental Indenture, dated as of May 8, 2000, by and between the Registrant and State Street Bank and Trust Company of California N.A., as Trustee.

4.2 [F]	Supplemental Indenture, dated as of November 20, 2000, by and between the Registrant and State Street Bank and Trust Company of California N.A., as Trustee.

4.3 [G]	Preferred Stock Rights Agreement, dated as of June 29, 2001, as amended December 3, 2001, by and between the Registrant and EquiServe Trust Company, N.A., as Rights Agent.

4.4 [H]	Senior Debt Securities Indenture, dated as of February 6, 2002, by and between the Registrant and State Street and Trust Company of California, N.A., as Trustee.

4.5 [I]	Subordinated Debt Securities Indenture, dated as of December 27, 2001, by and between the Registrant and State Street Bank and Trust Company of California, N.A., as Trustee.

4.6 [H]	First Supplemental Indenture, dated as of February 6, 2002, by and between the Registrant and State Street Bank and Trust Company of California, N.A., as Trustee.

4.7 [I]	First Supplemental Indenture, dated as of December 27, 2001, by and between the Registrant and State Street Bank and Trust Company of California, N.A., as Trustee.

4.8 [H]	Purchase Contract Agreement, dated as of December 27, 2001, by and between the Registrant and State Street Bank and Trust Company of California, N.A., as purchase contract agent.

4.9 [H]	Pledge Agreement, dated as of December 27, 2001, among the Registrant, U.S. Bank Trust, N.A., as collateral agent, custodial agent, and securities intermediary, and State Street Bank and Trust Company of California, N.A., as purchase contract agent.

4.10 [H]	Pledge Agreement, dated as of December 27, 2001, between the Registrant and State Street Bank and Trust Company of California, N.A., as the Trustee for the holders of the Debentures.

4.11 [J]	Amendment No. 1 made and entered into as of January 8, 2002 to Pledge Agreement dated as of December 27, 2001 between the Registrant and State Street Bank and Trust Company of California, N.A., as the Trustee for the holders of the Debentures.

4.12 [H]	Control Agreement, dated as of December 27, 2001, by and between the Registrant and State Street Bank and Trust Company of California, N.A., as Trustee and as securities intermediary and depository bank.

4.13 [J]	Amendment No. 1 made and entered into as of January 8, 2002 to Control Agreement dated as of December 27, 2001 between the Registrant and State Street Bank and Trust Company of California, N.A., as Trustee and as securities intermediary and depository bank.

10.1 [K]	Form of Indemnification Agreement by and between the Registrant and its officers, directors and certain other employees.

Exhibit Number	Exhibit Title

10.2 [L]	1988 Employee Stock Purchase Plan, as amended October 1992.

10.3 [M]	Amended and Restated 1992 Stock Option Plan.

10.4 [M]	2002 Stock Option Plan.

10.5 [N]	Three-Year facility Credit Agreement, dated as of February 14, 2002, as amended June 18, 2002, among the Registrant and Goldman, Sachs Credit Partners, L.P., Bank of America, N.A., JP Morgan Chase Bank and The Bank of Nova Scotia.

10.6 [N]	364-Day Facility Credit Agreement, dated as of February 14, 2002, as amended June 18, 2002, among the Registrant and Goldman, Sachs Credit Partners, L.P., Bank of America, N.A., JP Morgan Chase Bank and The Bank of Nova Scotia.

12.1	Computation of ratios of earnings to fixed charges.

21.1	Subsidiaries of the Registrant.

23.1	Consent of KPMG LLP, Independent Auditors.

99.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Footnotes:

[A]	Incorporated by reference from the Registrant’s Registration Statement on Form S-4 filed with the Securities and Exchange Commission (the “Commission”) on September 10, 2001 (File No. 333-69182) (included as Annex A-1 and A-2 to the C-MAC Management Information Circular and Solectron Proxy Statement/Prospectus).

[B]	Incorporated by reference from Exhibit 3.1 filed with the Registrant’s Form 10-Q for the quarter ended February 28, 2001, Exhibit 3.1 filed with the Registrant’s Form 10-Q for the quarter ended February 25, 2000, and Exhibit 3.1 filed with the Registrant’s Form 10-Q for the quarter ended February 26, 1999.

[C]	Incorporated by reference from Exhibit 3.2 of Registrant’s Annual Report on Form 10-K for fiscal year ended August 31, 1997, Exhibit 3.2 filed with the Registrant’s Form 10-Q for the quarter ended February 26, 1999 and Exhibit 3.2 filed with the Registrant’s Form 10-Q for the quarter ended November 30, 2001.

[D]	Incorporated by reference from Exhibit 3.3 filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended August 31, 2001.

[E]	Incorporated by reference from Exhibit 1.1 of Registrant’s Form 8-K, filed with the Commission on May 16, 2000 (File No. 001-11098).

[F]	Incorporated by reference from Exhibits of Registrant’s Form 8-K, filed with the Commission on November 21, 2000 (File No. 001-11098).

[G]	Incorporated by reference from Exhibit 4.1 of Registrant’s Registration Statement on Form 8-A filed with the Commission on July 13, 2001 (File No. 001-11098), and Exhibit 4.2 to Amendment No. 1 of Form 8-A filed with the Commission on December 4, 2001 (File No. 001-11098).

[H]	Incorporated by reference from Exhibits of Registrant’s Form 8-K, filed with the Commission on February 8, 2002 (File No. 001-11098).

[I]	Incorporated by reference from Exhibits of Registrant’s Form 8-K, filed with the Commission on January 7, 2002 (File No. 001-11098).

Exhibit Number	Exhibit Title

[J]	Incorporated by reference from Exhibits of Registrant’s Amendment No. 1 to Form 8-K, filed with the Commission on January 10, 2002 (File No. 001-11098).

[K]	Incorporated by reference from Exhibits of Registrant’s Form 10-K for the year ended August 31, 1997.

[L]	Incorporated by reference from Exhibit of Registrant’s Form 10-K for the year ended August 31, 1992.

[M]	Incorporated by reference from the Exhibit 4.2 of the Registrant’s Registration Statement on Form S–8, filed with the Commission March 8, 2002 (File No. 333-84076).

[N]	Incorporated by reference from Exhibits of Registrant’s Form 10-Q for the quarter ended February 28, 2002 and the Registrant’s Form 10-Q for the quarter ended May 31, 2002.