Form 10-Q
period 2002-11-29
SOLECTRON CORP
filed 2003-01-09
CIK 835541

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 29, 2002

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

     YES [X]   NO [  ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.)

     YES [X]    NO [  ]

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

     At January 3, 2003, 826,219,539 shares of Common Stock of the Registrant were outstanding (including approximately 37 million shares of Solectron Global Services Canada, Inc., which are exchangeable on a one-to-one basis for the Registrant’s common stock)

SOLECTRON CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SOLECTRON CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions)
(unaudited)

	November 30,	August 31,
	2002	2002

ASSETS
Current assets:
Cash, cash equivalents and short-term investments	$1,997.6	$2,249.8
Accounts receivable, net	1,858.7	1,788.2
Inventories	1,809.0	1,870.0
Prepaid expenses and other current assets	648.9	752.0

Total current assets	6,314.2	6,660.0
Net property and equipment	1,081.7	1,173.0
Goodwill	2,196.8	2,163.9
Other assets	1,015.3	1,017.1

Total assets	$10,608.0	$11,014.0

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$548.4	$643.0
Accounts payable	1,472.1	1,509.5
Accrued employee compensation	231.1	218.5
Accrued expenses	461.2	527.3
Other current liabilities	109.2	106.9

Total current liabilities	2,822.0	3,005.2
Long-term debt	3,010.1	3,183.9
Other long-term liabilities	54.5	52.2

Total liabilities	$5,886.6	$6,241.3

Commitments and contingencies
Stockholders’ equity:
Common stock	$0.8	$0.8
Additional paid-in capital	6,640.7	6,635.9
Accumulated deficit	(1,649.5)	(1,578.6)
Accumulated other comprehensive losses	(270.6)	(285.4)

Total stockholders’ equity	4,721.4	4,772.7

Total liabilities and stockholders’ equity	$10,608.0	$11,014.0

See accompanying notes to condensed consolidated financial statements.

SOLECTRON CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)
(unaudited)

	Three Months Ended November 30,

	2002	2001

Net sales	$3,136.6	$3,152.2
Cost of sales	2,900.0	2,927.1

Gross profit	236.6	225.1
Operating expenses:
Selling, general and administrative	202.3	205.5
Research and development	22.1	12.5
Restructuring and impairment costs	101.8	72.9

Operating loss	(89.6)	(65.8)
Interest income	10.2	19.9
Interest expense	(56.5)	(42.7)
Other income-net	36.1	14.3

Loss before income tax benefit	(99.8)	(74.3)
Income tax benefit	(28.9)	(21.8)

Net loss	$(70.9)	$(52.5)

Basic and diluted net loss per share	$(0.09)	$(0.08)
Shares used to compute basic and diluted net loss per share	825.5	663.7

See accompanying notes to condensed consolidated financial statements.

SOLECTRON CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in millions)
(unaudited)

	Three Months Ended November 30,

	2002	2001

Net loss	$(70.9)	$(52.5)
Other comprehensive income (loss):
Foreign currency translation adjustments	15.1	(76.6)
Unrealized loss on investments	(0.3)	(0.7)

Comprehensive loss	$(56.1)	$(129.8)

Accumulated unrealized foreign currency translation losses were $280.6 million at November 30, 2002 and $295.7 million at August 31, 2002. Foreign currency translation adjustments consist of adjustments to consolidate subsidiaries that use the local currency as their functional currency and transaction gains and losses related to intercompany dollar-denominated debt that is not expected to be repaid in the foreseeable future. Accumulated unrealized gains on investments were $10.0 million at November 30, 2002, and $10.3 million at August 31, 2002.

See accompanying notes to condensed consolidated financial statements.

SOLECTRON CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Three Months Ended November 30,

	2002	2001

Cash flows from operating activities:
Net loss	$(70.9)	$(52.5)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	81.5	102.6
Amortization of debt issuance costs and accretion of discount on long-term debt	24.6	35.0
(Gain) loss on retirement of debt	(34.2)	3.0
Loss (gain) on sale of property and equipment	0.9	(1.2)
Impairment of long-lived assets	18.8	38.2
Changes in operating assets and liabilities:
Accounts receivable, net	(75.0)	483.1
Inventories	76.9	458.8
Prepaid expenses and other current assets	11.5	(15.3)
Trade accounts payable, accrued expenses and other liabilities	(41.3)	(284.9)

Net cash provided by (used in) operating activities	$(7.2)	$766.8

Cash flows from investing activities:
Change in restricted cash, cash equivalents and short-term investments	87.0	—
Sales and maturities of short-term investments	159.0	177.4
Purchases of short-term investments	(45.2)	(203.0)
Acquisition of businesses	—	(321.5)
Acquisitions of manufacturing assets	(30.4)	—
Capital expenditures	(41.6)	(62.7)
Proceeds from sale of property and equipment	15.4	25.8
Supply agreement and other	47.1	9.9

Net cash provided by (used in) investing activities	$191.3	$(374.1)

Cash flows from financing activities:
Net repayment of bank lines of credit	(84.9)	(32.4)
Net proceeds from issuance of long-term debt	—	21.0
Repurchase of LYONs	(182.0)	(221.6)
Principal payments on long-term debt and capital lease obligations	(1.0)	(14.5)
Common stock repurchase	—	(4.5)
Settlement of derivative and other	29.9	7.6

Net cash used in financing activities	$(238.0)	$(244.4)

Effect of exchange rate changes on cash and cash equivalents	$9.6	$(77.3)

Net increase (decrease) in cash and cash equivalents	$(44.3)	$71.0
Cash and cash equivalents at beginning of period	1,781.9	2,482.3

Cash and cash equivalents at end of period	$1,737.6	$2,553.3

See accompanying notes to condensed consolidated financial statements.

SOLECTRON CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

NOTE 1 — Basis of Presentation and Recent Accounting Pronouncements

Basis of Presentation

The accompanying financial data as of November 30, 2002 and for the three months ended November 30, 2002 and 2001 has been prepared by Solectron, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The August 31, 2002 condensed consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. However, Solectron believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in Solectron’s Annual Report on Form 10-K for the fiscal year ended August 31, 2002.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of financial position as of November 30, 2002, and the results of operations, comprehensive loss and cash flows for the three months ended November 30, 2002 and 2001, have been made. The results of operations for the three months ended November 30, 2002 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

Solectron’s first quarters of fiscal 2003 and 2002 ended on November 29, 2002 and November 30, 2001, respectively. Solectron’s fiscal year ended on August 30, 2002. For clarity of presentation, Solectron has indicated its first quarters as having ended on November 30 and its fiscal year as having ended on August 31.

As disclosed in Solectron’s Annual Report on Form 10-K for the fiscal year ended August 31, 2002, Solectron reclassified certain other expense from “cost of sales” to “selling, general and administrative.” During the first quarter of fiscal 2003, Solectron reclassified all other income and expense from “selling, general and administrative” to “other income-net” for all periods presented. These reclassifications were made to conform to the current period presentation and had no impact on net loss or net loss per share.

All amounts are in millions of U.S. dollars unless otherwise noted.

Recent Accounting Pronouncements

In August 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 requires that the fair value of an asset retirement obligation be recorded as a liability in the period in which it incurs the obligation. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. Solectron adopted SFAS No. 143 on September 1, 2002 and such adoption did not have a material impact on these condensed consolidated financial statements.

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets,” which supersedes SFAS No. 121, “Accounting for Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” The primary objectives of SFAS No. 144 are to develop one accounting model based on the framework established in SFAS No. 121 for long-lived assets to be disposed of by sale, and to address significant implementation issues identified after the issuance of SFAS No. 121. Solectron adopted SFAS No. 144 on September 1, 2002 and such adoption did not have a material impact on these condensed consolidated financial statements.

In May 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No.13 and Technical Corrections.” SFAS No. 145 requires that certain gains and losses from extinguishments of debt no longer be classified as an extraordinary item. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002 (with accounting for certain transactions effective May 15, 2002). Solectron adopted SFAS No. 145 during the fourth quarter of fiscal 2002 and reclassified gains and losses on retirement of debt from extraordinary to “other income- net” for all periods presented.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 requires that a liability for costs associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. Solectron does not expect adoption of SFAS No. 146 to have a material impact on their consolidated financial statements.

NOTE 2 — Inventories

Inventories consisted of:

	November 30,	August 31,
	2002	2002

Raw materials	$1,284.8	$1,308.5
Work-in-process	260.5	236.5
Finished goods	263.7	325.0

Total	$1,809.0	$1,870.0

NOTE 3 — Commitments and Contingencies

Lease Obligations

During fiscal 2002, Solectron restructured its synthetic lease agreements relating to five manufacturing sites. The synthetic leases have expiration dates in 2007. At the end of the lease term, Solectron has an option, subject to certain conditions, to purchase or to cause a third party to purchase the facilities subject to the synthetic leases for the “Termination Value,” which approximates the lessor’s original cost, or may market the property to a third party at a different price. Solectron is entitled to any proceeds from a sale of the properties to third parties in excess of the Termination Value. In connection with its restructuring of these synthetic leases, Solectron provided loans to the lessor equaling approximately 85% of its Termination Value. These loans are repayable solely from the sale of the properties to third parties in the future, are subordinated to the amounts payable to the lessor at the end of the synthetic leases, and may be credited against the Termination Value payable if Solectron purchases the properties. The approximate Termination Values and loan amounts were $125 million and $106 million, respectively, as of November 30, 2002.

In addition, cash collateral of $19 million is pledged for the difference between the Termination Values and the loan amounts. The cash collateral was included in cash, cash equivalents and short-term investments in the accompanying condensed consolidated balance sheet as of November 30, 2002. Each lease agreement contains various affirmative and financial covenants. A default under a lease, including violation of these covenants, may accelerate the termination date of the arrangement. Solectron was in compliance with these covenants as of November 30, 2002. Monthly lease payments are generally based on the Termination Value and 30-day LIBOR index (1.38% as of November 30, 2002) plus an interest-rate margin, which may vary depending upon Solectron’s Moody’s Investors’ Services and Standard and Poor’s ratings and are allocated between the lessor and Solectron based on the proportion of the loan amount to the total Termination Value for each synthetic lease.

Solectron accounts for these synthetic lease arrangements as operating leases in accordance with SFAS No. 13, “Accounting for Leases,” as amended. Solectron’s loans to the lessor were included in other long-term assets in the condensed consolidated balance sheet as of November 30, 2002.

If Solectron should determine that it is probable that the expected fair value of the property at the end of the lease term will be less than the Termination Value, any expected loss will be recognized on a straight-line basis over the remaining lease term.

Future minimum payments related to operating lease obligations, including the synthetic leases discussed above, are $119 million (for the remaining nine months of fiscal 2003), $110 million, $64 million, $48 million, and $39 million for each of the years in the five-year period ending August 31, 2007 and an aggregate of $112 million for all years subsequent to August 31, 2007 combined.

Third Party Guarantees

Solectron guarantees $59 million of debt and $75 million of vendor contracts for its formerly minority-owned affiliate, Pacific City International Holdings. The majority of these guarantees will expire during December 2002 and January 2003.

Legal Proceedings

Solectron is from time to time involved in various litigation and legal matters, including those described below. By describing the particular matters set forth below, Solectron does not intend to imply that the Company or their legal advisors have concluded or believe that the outcome of any of those particular matters is likely to have a material adverse impact upon Solectron’s business or financial condition. Nor is Solectron a party to other legal proceedings that individually or in the aggregate are believed to be material to Solectron’s business.

On August 29, 2002, ATEL Leasing Corporation, a lessor of manufacturing equipment to Solectron, filed suit against Solectron in the California Superior Court for the City and County of San Francisco (ATEL Leasing Corp. v. Solectron Corp., Case No. 412011), alleging that ATEL is entitled to recover as “liquidated damages and not as a penalty” amounts equal to the “stipulated loss value” of all of the equipment leased to Solectron by ATEL under two equipment lease agreements, even though the equipment in question was neither lost nor damaged, and even though Solectron was current on all lease installment payments (and had paid all applicable late payment fees) under the leases. ATEL’s complaint seeks “liquidated damages” of approximately $26 million, plus additional interest allegedly accruing thereon, and litigation expenses. Solectron believes ATEL’s claims are without merit, and that Solectron has meritorious defenses. Solectron has filed a cross-complaint against ATEL seeking damages and other appropriate relief.

On September 19, 2002, one of Solectron’s former employees filed a complaint in the Superior Court of the State of California, Santa Clara County, against Solectron asserting two claims for wrongful termination. The case is encaptioned Ronald Sorisho v. Solectron Corporation, et al., Case No. CV811243. In the complaint, plaintiff alleges that he was wrongfully terminated by Solectron in supposed retaliation for his alleged efforts to ensure that Solectron timely recognized a charge for excess, obsolete and slow moving inventory in the Technology Solutions business unit. Plaintiff seeks compensatory damages in an amount “not less than $2.5 million” as well as punitive damages. Solectron believes Mr. Sorisho’s claims of wrongful termination are without merit and intends to vigorously defend itself. Solectron filed a motion with the court challenging the sufficiency of Mr. Sorisho’s complaint, and in response to this motion, Mr. Sorisho filed an amended complaint in which he dropped one of his two original wrongful termination claims, but added a new claim for purported defamation based upon statements attributed to Solectron in a news article regarding Mr. Sorisho’s allegations against Solectron.

NOTE 4 – Segment Information

As a result of its acquisition of C-MAC on December 3, 2001, Solectron made organizational changes and created the MicroSystems business unit. Solectron now has the following four business units: Global Operations, Technology Solutions, Global Services and MicroSystems. Each business unit has its own president and support staff. Solectron’s management uses an internal management reporting system, which provides financial data to evaluate performance and allocate resources for the four business units. Certain corporate expenses have been allocated to Solectron’s business units and were included for performance evaluation. The accounting policies for the segments were the same as for Solectron taken as a whole.

	Three Months Ended November 30,

	2002	2001

Net sales:
Global Operations	$2,495.7	$2,855.9
Technology Solutions	283.6	154.5
Global Services	251.4	141.8
MicroSystems	105.9	—

	$3,136.6	$3,152.2

Depreciation and amortization:
Global Operations	$57.5	$74.1
Technology Solutions	5.9	6.0
Global Services	9.0	4.3
MicroSystems	4.7	—
Corporate	4.4	18.2

	$81.5	$102.6

Interest income:
Global Operations	$1.7	$6.6
Technology Solutions	0.4	0.3
Global Services	0.3	0.2
MicroSystems	—	—
Corporate	7.8	12.8

	$10.2	$19.9

Interest expense:
Global Operations	$2.4	$3.0
Technology Solutions	—	0.2
Global Services	—	0.5
MicroSystems	0.4	—
Corporate	53.7	39.0

	$56.5	$42.7

Loss before income tax benefit:
Global Operations	$(18.9)	$(51.2)
Technology Solutions	(1.3)	(4.0)
Global Services	10.7	3.7
MicroSystems	(2.8)	—
Corporate	(87.5)	(22.8)

	$(99.8)	$(74.3)

Capital expenditures:
Global Operations	$25.7	$36.8
Technology Solutions	2.5	5.1
Global Services	10.3	11.9
MicroSystems	1.6	—
Corporate	1.5	8.9

	$41.6	$62.7

Geographic net sales:
United States	$1,086.3	$1,111.5
Other North and Latin America	428.7	393.7
Europe	520.7	551.0
Malaysia	329.3	412.7
Asia Pacific	771.6	683.3

	$3,136.6	$3,152.2

	November 30,	August 31,
	2002	2002

Total Assets:
Global Operations	$6,734.2	$7,150.2
Technology Solutions	505.8	499.7
Global Services	819.3	808.2
MicroSystems	260.5	273.5
Corporate	2,288.2	2,282.4

	$10,608.0	$11,014.0

Total Assets:
United States	$4,380.8	$4,624.1
Other North and Latin America	1,576.5	1,594.8
Europe	1,564.4	1,575.2
Malaysia	1,180.7	1,213.2
Asia Pacific	1,905.6	2,006.7

	$10,608.0	$11,014.0

NOTE 5. Long-Term Debt

Zero-Coupon Convertible Senior Notes (LYONs)

In November 2000, Solectron issued 2.9 million LYONs at an issue price of $524.78 per note, which resulted in gross proceeds to Solectron of approximately $1.5 billion. These notes are unsecured and unsubordinated indebtedness of Solectron. Solectron will pay no interest prior to maturity. Each note has a yield of 3.25% with a maturity value of $1,000 on November 20, 2020. Each note is convertible to common shares at any time by the holder at a conversion rate of 11.7862 shares per note. Holders may require Solectron to purchase all or a portion of their notes on May 20, 2004, November 20, 2005 and November 20, 2010, at prices of $587.46, $616.57 and $724.42 per note, respectively, payable in cash or common stock at the option of Solectron. Also, each holder may require Solectron to repurchase all or a portion of such holder’s notes if a change in control of Solectron occurs on or before May 20, 2004. Solectron, at its option, may redeem all or a portion of the notes at any time on or after May 20, 2004. Solectron is amortizing the issue discount through May 20, 2004. During the first quarter of fiscal 2003, Solectron repurchased a portion of these LYONs with a carrying amount totaling $205 million for $171 million in cash which resulted in a gain of $34 million. The remaining accreted value of these notes was approximately $1.2 billion as of November 30, 2002 and Solectron may be obligated to purchase these notes on May 20, 2004 for approximately $1.3 billion.

In May 2000, Solectron issued 4.025 million LYONs at an issue price of $579.12 per note, which resulted in gross proceeds to Solectron of approximately $2.3 billion. These notes are unsecured and unsubordinated indebtedness of Solectron. Solectron will pay no interest prior to maturity. Each note has a yield of 2.75% with a maturity value of $1,000 on May 8, 2020. Each note is convertible at any time by the holder to common shares at a conversion rate of 12.3309 shares per note. Holders may require Solectron to purchase all or a portion of their notes on May 8, 2003 and May 8, 2010, at prices of $628.57 and $761.00 per note, respectively. Also, each holder may require Solectron to repurchase all or a portion of such holder’s notes upon a change in control of Solectron occurring on or before May 8, 2003. Solectron, at its option, may redeem all or a portion of the notes at any time on or after May 8, 2003. Solectron is amortizing the issue discount through May 8, 2003. During the first quarter of fiscal 2003, Solectron repurchased a portion of these LYONs with a carrying amount totaling $11 million for $11 million in cash, which resulted in no gain or loss. The remaining accreted value of these notes was $518 million as of November 30, 2002 and Solectron may be obligated to purchase these notes on May 8, 2003 for $524 million. As of November 30, 2002, these LYONs are included in short-term debt in the accompanying condensed consolidated balance sheet.

Adjustable Conversion-Rate Equity Securities (ACES)

During the second quarter of fiscal 2002, Solectron closed its public offering of $1.1 billion or 44 million units of 7.25% ACES. Each ACES unit has a stated amount of $25.00 and consists of (a) a contract requiring the holder to purchase, for $25.00, a number of shares of Solectron common stock to be determined on November 15, 2004, based on the average trading price of Solectron’s common stock at that time and certain specified settlement rates ranging from 2.1597 shares of Solectron’s common stock per purchase contract to 2.5484 shares of Solectron’s common stock per purchase contract (subject to certain anti-dilution adjustments); and (b) a $25 principal amount of 7.25% subordinated debenture due 2006. Solectron received gross proceeds of approximately $1.1 billion from the transaction. Solectron allocated $46.9 million to the fair value of the purchase contracts and recorded this amount in additional paid-in capital. The debentures initially will be held and pledged for Solectron’s benefit to secure the holders’ obligation to purchase Solectron’s common stock on November 15, 2004. On or about August 15, 2004, the ACES debentures will be remarketed and, if the remarketing is successful, the interest rate will be reset at then current rates as described in the indentures and the proceeds from the remarketing will be used to satisfy the holders’ obligation to purchase Solectron’s common stock in November 2004. If the debentures are not successfully remarketed, the interest rate will not be reset and Solectron may use the pledged debentures to satisfy the holders’ obligation to purchase Solectron’s common stock in November 2004. Approximately $80 million of cash, cash equivalents and short-term investments as of November 30, 2002 were restricted as collateral related to the obligations for the next four quarterly interest payments.

9.625% Senior Notes

On February 8, 2002, Solectron issued an aggregate principal amount of $500 million of 9.625% senior notes due 2009. Solectron is required to pay interest on the notes in cash on February 15 and August 15 of each year. The indenture governing the terms of these notes contains restrictive covenants that limit Solectron and its subsidiaries from making distributions on their capital stock, investments, incurring debt, issuing preferred stock, engaging in assets sales, among others.

7.375% Senior Notes

In March 1996, Solectron issued $150 million aggregate principal amount of senior notes. These notes are in denominations of and have a maturity value of $1,000 each and are due on March 1, 2006. Interest is payable semiannually at a rate of 7.375% per annum. The notes may not be redeemed prior to maturity.

NOTE 6. Derivative Instruments

Solectron periodically enters into foreign exchange forward contracts intended to reduce the short-term impact of foreign currency fluctuations on foreign currency cash, receivables, investments and payables. The gains and losses on the foreign exchange forward contracts offset the transaction gains and losses on the foreign currency cash, receivables, investments, and payables recognized in earnings. The Company does not enter into foreign exchange forward contracts for speculative purposes. Solectron’s foreign exchange forward contracts related to current assets and liabilities are generally three months or less in original maturity.

Solectron periodically hedges foreign currency forecasted transactions with foreign exchange forward contracts. These transactions are treated as cash flow hedges in accordance with SFAS No. 133. These foreign exchange forward contracts have original maturities of up to 18 months.

Solectron also uses interest rate swaps to hedge its mix of short-term and long-term interest rate exposures resulting from Solectron’s debt obligations. During the third quarter of fiscal 2002, Solectron entered into interest rate swap transactions under which it paid variable rates and received fixed rates. The interest rate swaps had a total notional amount of $1 billion. $500 million related to the Company’s $1.1 billion ACES and expires on November 15, 2004 and $500 million related to the 9.625% $500 million senior notes and expired on February 15, 2009. Under each of these swap transactions, Solectron paid an interest rate equal to the 3-month LIBOR rate plus a fixed spread. In exchange, Solectron received fixed interest rates of 7.25% on the $500 million related to the ACES and 9.625% on the $500 million related to the senior notes. These swap transactions effectively replaced the fixed interest rates that the Company must pay on a portion of its ACES and all its 9.625% senior notes with variable interest rates. These swaps were designated as fair value hedges under SFAS No. 133. On November 15, 2002, the original $500 million of swaps related to the senior notes were settled. This settlement resulted in cash received and a gain of approximately $26 million, which is being amortized over the remaining life of the senior notes. Also on November 15, 2002, Solectron entered into an additional $500 million of swaps with similar terms and designated the swaps as fair value hedges of the senior notes under SFAS No. 133.

As of November 30, 2002, Solectron had outstanding foreign exchange forward contracts with a total notional amount of approximately $356 million. The interest rate swaps outstanding at November 30, 2002 had aggregate notional amounts of $1 billion.

The fair values of the derivatives referred to above were not significant.

For all derivative transactions, Solectron is exposed to counterparty credit risk to the extent that the counterparties may not be able to meet their obligations towards Solectron. To manage the counterparty risk, Solectron limits its derivative transactions to those with major financial institutions. Solectron does not expect to experience any material adverse financial consequences as a result of default by Solectron’s counterparties.

NOTE 7. Goodwill and Intangible Assets

The following is provided in accordance with Solectron’s adoption of the provisions of SFAS No 142, “Goodwill and Other Intangible Assets,” during fiscal 2002. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually. Solectron performed this test during the fourth quarter of fiscal 2002, which resulted in an impairment of approximately $2.6 billion. SFAS No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated lives to their estimated residual values and be reviewed for impairment according to SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

Goodwill

Goodwill information for each reportable segment is as follows:

	August 31,	Goodwill	November 30,
	2002	Adjustments*	2002

Global Operations	$1,608.9	$33.6	$1,642.5
Technology Solutions	79.5	—	79.5
Global Services	407.6	0.2	407.8
MicroSystems	67.9	(0.9)	67.0

	$2,163.9	$32.9	$2,196.8

*	Goodwill adjustments were primarily made based on the final appraisal received during the quarter related to the acquisition of C-MAC Industries, Inc.

Other Intangible Assets

The Company’s intangible assets are categorized into three main classes; supply agreements, intellectual property agreements and other. The supply agreements primarily resulted from Solectron’s acquisitions of several Nortel manufacturing facilities. The second class primarily consists of intellectual property agreements resulting from Solectron’s acquisitions of various IBM facilities. The third class, other, consists of miscellaneous acquisition related costs from Solectron’s various asset purchases. The following tables summarize the gross amounts and accumulated amortization for each major class as of November 30 and August 31, 2002:

November 30, 2002:

	Supply	Intellectual Property
	Agreements	Agreements	Other	Total

Gross amount	$225.9	$106.4	$123.0	$455.3
Accumulated amortization	(81.3)	(37.0)	(67.5)	(185.8)

Carrying value	$144.6	$69.4	$55.5	$269.5

August 31, 2002:

	Supply	Intellectual Property
	Agreements	Agreements	Other	Total

Gross amount	$445.1	$106.4	$163.5	$715.0
Accumulated amortization	(80.7)	(34.6)	(61.7)	(177.0)
Impairment	(191.2)	—	(40.5)	(231.7)

Carrying value	$173.2	$71.8	$61.3	$306.3

Amortization expense for the first quarter of fiscal 2003 was $11 million. The Company expects that its annual amortization expense reportable as required by SFAS No. 142 for these intangibles for each of the next five fiscal years would be approximately $48 million each year based on existing balances.

NOTE 8 — Restructuring and Impairment

In the second quarter of fiscal 2001, Solectron initiated a restructuring of its operations in light of the current economic downturn. The measures, which included reducing the workforce, consolidating facilities and changing the strategic focus of a number of sites, were largely intended to align Solectron’s capacity and infrastructure to the reduced level of customer demand as well as to rationalize its footprint worldwide. Additional charges have been incurred as more was learned about the extent and depth of the economic downturn. For leased facilities that will be abandoned and subleased, the lease costs accrued represent future lease payments subsequent to abandonment less estimated sublease income. For facilities and equipment held for disposal, the impairment loss recognized was based on the fair value less costs to sell with fair value based on estimates of existing market prices for similar assets. The following summarizes Solectron’s restructuring since the activities were initiated in fiscal 2001.

Three months ended November 30, 2002 and 2001

Solectron continued its restructuring activities in the first quarter of fiscal 2003 and total restructuring and impairment costs of $101.8 million were charged against earnings. During the first quarter of fiscal 2002, charges of $72.9 million were recorded.

The following table summarizes restructuring charges in the first quarters of fiscal 2003 and 2002:

	Three-Months Ended November 30,

	2002	2001	Nature

Impairment of equipment	$18.2	$31.4	non-cash
Impairment of facilities	0.6	4.0	non-cash
Impairment of IT software and other assets	—	2.8	non-cash

Impairment of equipment, facilities and other	$18.8	$38.2

Severance and benefit costs	$61.4	$28.3	cash
Loss on leased equipment	2.9	1.3	cash
Loss on leased facilities	6.9	1.1	cash
Other exit costs	11.8	4.0	cash

Total	$101.8	$72.9

The employee severance and benefit costs included in the restructuring charges recorded in the first quarter of fiscal 2003 related to approximately 2,500 full-time positions worldwide, all of which have been eliminated. Approximately 46% of the positions were in the Americas region, 36% were in Europe and 18% were in Asia/Pacific. The employment reductions primarily affected employees in manufacturing and back office support functions within the Global Operations business unit. Facilities and equipment subject to restructuring were also primarily located in the Americas and Europe within the Global Operations business unit.

The employee severance and benefit costs included in the restructuring charges recorded in the first quarter of fiscal 2002 related to approximately 2,000 full-time positions worldwide, all of which have been eliminated. Approximately 76% of the positions were in the Americas region and 24% were in Europe. The employment reductions primarily affected employees in manufacturing and back office support functions within the Global Operations business unit. Facilities and equipment subject to restructuring were also primarily located in the Americas and Europe within the Global Operations business unit.

Fiscal 2002 and 2001

During fiscal 2002 and 2001, Solectron recorded restructuring and impairment costs of $615.5 million and $517.3 million, respectively. The following table summarizes these restructuring charges:

	Years Ended August 31,

	2002	2001	Nature

Impairment of equipment	$127.8	$188.2	non-cash
Impairment of facilities	81.0	37.7	non-cash
Impairment of other long-lived assets	162.1	42.2	non-cash

Impairment of equipment, facilities and other	$370.9	$268.1

Severance and benefit costs	$119.8	$70.0	cash
Loss on leased equipment	23.8	117.5	cash
Loss on leased facilities	80.3	56.4	cash
Other exit costs	20.7	5.3	cash

Total	$615.5	$517.3

The employee severance and benefit costs included in the restructuring charges recorded in fiscal 2002 related to approximately 15,000 full-time positions worldwide, all of which have been eliminated. Approximately 69% of the positions were in the Americas region, 20% were in Europe and 11% were in Asia/Pacific. The employment reductions primarily affected employees in manufacturing and back office support functions within the Global Operations business unit. Facilities and equipment subject to restructuring were primarily located in the Americas and Europe within the Global Operations business unit.

The employee severance and benefit costs included in the restructuring charges recorded in fiscal 2001 related to approximately 11,800 full-time positions worldwide, all of which have been eliminated. Approximately 67% of the positions were in the Americas region, 23% were in Europe and 10% were in Asia/Pacific. The employment reductions primarily affected employees in manufacturing and back office support functions within the Global Operations business unit. Facilities and equipment subject to restructuring were primarily located in the Americas and Europe within the Global Operations business unit.

The following table summarizes the restructuring accrual activity from initiation of Solectron’s activities through November 30, 2002:

	Severance	Lease Payments	Lease Payments
	and Benefits	on Facilities	on Equipment	Other	Total

Balance of accrual at September 1, 2000	$—	$—	$—	$—	$—
FY2001 Provision	70.0	56.4	117.5	5.3	249.2
FY2001 Cash payment	(70.0)	(5.5)	(5.0)	(0.9)	(81.4)

Balance of accrual at August 31, 2001	$—	$50.9	$112.5	$4.4	$167.8
FY2002 Provision	119.8	84.2	30.3	20.7	255.0
FY2002 Provision adjustments	—	(3.9)	(6.5)	—	(10.4)
FY2002 Cash payment	(113.7)	(67.1)	(72.2)	(24.8)	(277.8)

Balance of accrual at August 31, 2002	$6.1	$64.1	$64.1	$0.3	$134.6
Q1-FY03 provision	61.4	6.9	2.9	11.8	83.0
Q1-FY03 Cash payments	(61.0)	(9.1)	(35.8)	(0.6)	(106.5)

Balance of accrual at November 30, 2002	$6.5	$61.9	$31.2	$11.5	$111.1

Accruals related to restructuring activities were recorded in accrued expenses in the accompanying condensed consolidated balance sheets.

NOTE 9 — Loss Per Share Calculation

The calculation of loss per share for the three-month period ended November 30, 2002 did not include 38.5 million common shares issuable upon conversion of Solectron’s LYONs, 112.1 million common shares issuable upon conversion of Solectron’s ACES, or 69.5 million options to purchase common stock, as the effect would have been antidilutive.

The calculation for the three-month period ended November 30, 2001 did not include the 108.6 million common shares issuable upon conversion of Solectron’s LYONs, or 63.9 million options to purchase common stock, as the effect would have been antidilutive.

NOTE 10 — Subsequent Events

On May 31, 2002, Solectron announced the completion of a three-year supply agreement to produce optical networking equipment for Lucent. As part of the three-year supply agreement, Solectron purchased equipment and inventory related to Lucent’s optical product lines for approximately $99 million in cash. This acquisition was accounted for as a purchase of assets. Subsequently, as a result of significant changes in the marketplace and decreased demand, both parties agreed in October 2002 to unwind this supply agreement. During the first quarter of fiscal 2003, Solectron received approximately $48 million from Lucent to unwind this agreement. No gain or loss was realized with respect to this unwind transaction and Solectron will continue to produce and support a portion of Lucent’s optical networking products through March 2003.

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

Critical Accounting Policies

Management is required to make judgments, assumptions and estimates that affect the amounts reported when we prepare financial statements and related disclosures in conformity with generally accepted accounting principles in the United States. Note 1 to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended August 31, 2002 describes the significant accounting policies and methods used in the preparation of our consolidated financial statements. Estimates are used for, but not limited to, our accounting for contingencies, allowance for doubtful accounts, inventory reserves, goodwill and other intangible asset impairments, and restructuring costs. Actual results could differ from these estimates. The following critical accounting policies are impacted significantly by judgments, assumptions and estimates used in the preparation of our consolidated financial statements.

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

Each supply agreement specifies the agreed-upon definition of excess and obsolete inventory and the procedures for disposition including our right to sell the inventory back to the customer. The supply agreements generally allow a period of time during which we work collaboratively with our customers to reduce or eliminate the amount of potentially excess and obsolete inventory. After the expiration of the specified time period, we may exercise our contractual right to sell the remaining excess and obsolete inventory back to the customer. The time period allowed to mitigate excess and obsolete inventory can be up to 12 months. Consequently, there will be time lags between when potential excess or obsolete inventory is first identified and when we are paid from the exercise of our right to sell this inventory to the customer.

We do not provide inventory allowances for excess and obsolete inventory when (i) the supply agreement provides us with the contractual right to sell inventory that is considered excess or obsolete back to our customers, and (ii) we believe the customer is capable of honoring its contractual obligation to purchase the inventory. If our customers do not comply with their contractual obligations, the inventory reserves included in our financial statements may be understated. For example, we are subject to the risk that a customer may not comply with its contractual obligation to purchase the excess and obsolete inventory under a supply agreement because the customer is experiencing weakening financial conditions. Several of our customers, including customers who have accounted for 10% or more of revenue, were in the telecommunications industry, an industry that has experienced declining revenue, large losses, negative cash flows, and several bankruptcies or defaults on borrowing arrangements. There is a risk that these customers may not purchase inventory back from us, which could harm our financial condition.

For our Global Operations business unit, we record inventory reserves for excess and obsolete inventory that we have determined our customers are not responsible for or for which we believe they are unable to live up to their obligation to purchase such inventory from us. For our other business units, we make judgments with respect to recording inventory reserves based on various factors such as the aging and anticipated future demand of the inventory. In these other units, we generally do not have the right to require our customers to purchase excess or obsolete inventory.

Allowance for Doubtful Accounts

We evaluate the collectibility of our accounts receivable based on a combination of factors. Where we are aware of circumstances that may impair a specific customer’s ability to meet its financial obligations to us, we record a specific allowance against amounts due to us, and thereby reduce the net receivable to the amount we reasonably believe will be collected. For all other customers, we recognize allowances for doubtful accounts based on the length of time the receivables are outstanding, industry and geographic concentrations, the current business environment and our historical experience. If the financial condition of our customers deteriorates or if economic conditions worsen, additional allowances may be required.

Goodwill

We perform goodwill impairment tests annually during the fourth quarter of our fiscal year and more frequently if an event or circumstance indicates that an impairment loss has occurred. Such events or circumstances may include significant adverse changes in the general business climate, among others. We perform the impairment tests at the reporting unit level, which we have determined to be consistent with our business units (as defined in Note 4 to the condensed consolidated financial statements) except for our Technology Solutions and Global Services business units, which were disaggregated further into two reporting units each. The tests are performed by determining the fair values of our reporting units using a discounted future cash flow model and comparing those fair values to the carrying values of the reporting units, including goodwill. If the fair value of a reporting unit is less than its carrying value, we then allocate the fair value of the unit to all the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit’s fair value was the purchase price to acquire the reporting unit. The excess of the fair value of the reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of the goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The process of evaluating the potential impairment of goodwill is subjective and requires judgment at many points during the test including future revenue forecasts, discount rates and various reporting unit allocations.

Other Intangible Assets

We perform quarterly impairment tests for other intangible assets. Our intangible assets are primarily related to supply agreements and intellectual property obtained from asset acquisitions. Such an asset is considered impaired if its carrying amount exceeds the sum of the undiscounted cash flows expected to result from the use and ultimate disposition of the asset. If such asset is considered to be impaired, the impairment to be recognized is the amount by which the carrying amount of the asset, if any, exceeds its fair value determined using a discounted cash flow model. While our cash flow assumptions and estimated useful lives are consistent with our business plans, there is significant judgment involved in determining the cash flows attributable to our other intangible assets.

Restructuring and Related Impairment Costs

We have recorded restructuring and impairment costs as we rationalized our operations in light of customer demand declines and the current economic downturn. These restructuring and impairment charges include employee severance and benefit costs, costs related to leased facilities that will be abandoned and subleased and owned facilities no longer used by us which will be disposed of, costs related to leased equipment that has been or will be abandoned and impairment of owned equipment that will be disposed of. For owned facilities and equipment, the impairment loss recognized was based on the fair value less costs to sell, with fair value estimated based on existing market prices for similar assets. Severance and benefit costs are recorded in compliance with Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity.” For leased facilities that will be abandoned and subleased, the estimated lease loss accrued represents future lease payments subsequent to abandonment less any estimated sublease income. In order to estimate future sublease income, we work with an independent broker to determine the length of time until we believe we can sublease a facility (generally estimated at 24 months) and the amount of rent we can expect to receive. As of November 30, 2002, the majority of the facilities we plan to sublease have not been subleased and, accordingly, our estimates of expected sublease income could change based on factors that affect our ability to sublease those facilities such as general economic conditions and the real estate market, among others. See Note 8 to the condensed consolidated financial statements, “Restructuring and Impairment,” for further discussion of our restructuring activities.

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

The following table sets forth, for the periods indicated, certain items in the condensed consolidated statements of operations as a percentage of net sales. The financial information and the discussion below should be read in conjunction with the condensed consolidated financial statements and notes thereto.

	Three Months Ended
	November 30,

	2002	2001

Net sales	100.0%	100.0%
Cost of sales	92.5	92.9

Gross profit	7.5	7.1
Operating expenses:
Selling, general and administrative	6.5	6.5
Research and development	0.7	0.4
Restructuring and impairment costs	3.2	2.3

Operating loss	(2.9)	(2.1)
Interest income	0.3	0.6
Interest expense	(1.8)	(1.3)
Other income — net	1.2	0.4

Loss before income tax benefit	(3.2)	(2.4)
Income tax benefit	(0.9)	(0.7)

Net loss	(2.3)%	(1.7)%

Net Sales

We are organized in four business units: Global Operations, Technology Solutions, Global Services and the recently established MicroSystems created from our acquisition of C-MAC during the second quarter of fiscal 2002. Our largest business unit, Global Operations, provided 79.6% and 90.6% of net sales during the first quarters of fiscal 2003 and 2002, respectively. Our Technology Solutions business unit contributed 9.0%, and 4.9% of net sales during the first quarters of fiscal 2003 and 2002, respectively. Our Global Services business unit contributed 8.0% and 4.5% of net sales during the first quarters of fiscal 2003 and 2002, respectively. Our MicroSystems business unit contributed 3.4% of net sales during the first quarter of fiscal 2003.

Net sales for the first quarter of fiscal 2003 of $3.1 billion decreased from $3.2 billion in the first quarter of fiscal 2002. This decrease was primarily due to continued weakness in customer demand, particularly in the telecommunications and networking segments partly offset by increased revenue resulting from our acquisition of C-MAC Industries, Inc. as well as other smaller business and manufacturing asset acquisitions completed during the past year.

Global Operations Business Unit

Net sales in the first quarter of fiscal 2003 declined to $2.5 billion from $2.9 billion in the first quarter of fiscal 2002. This 12.6% decrease resulted from weakness in pricing or volume in end markets for telecommunications infrastructure, networking and computing, partially offset by acquisitions of C-MAC in December 2001 and certain manufacturing assets of NEC and Lucent Technologies, Inc. during the third quarter of fiscal 2002.

Technology Solutions Business Unit

Net sales in the first quarter of fiscal 2003 increased to $283.6 million from $154.5 million in the first quarter of fiscal 2002. This 83.6% increase was primarily due to additional business wins from existing customers and new customer wins in the computing, networking, telecommunications and medical sectors as well as the addition of the military and aerospace business from the C-MAC acquisition.

Global Services Business Unit

Net sales in the first quarter of fiscal 2003 increased to $251.4 million from $141.8 million in the first quarter of fiscal 2002. This 77.3% increase was primarily due to our acquisitions of Stream International, Inc. in October 2001 and Magnetic Data Technologies in June 2002 as well as higher demand for after-sales support service provided by this business unit.

MicroSystems Business Unit

This new business unit was formed as a result of our acquisition of C-MAC. MicroSystems is a provider of sensors, controllers, actuators and other sophisticated components for key sectors of the economy such as automotive and aviation. Net sales for the first quarter of fiscal 2002 were $105.9 million. This represented 3.4% of our net sales in the first quarter of fiscal 2003.

International Sales

In the first quarter of fiscal 2003, our international locations contributed 65.4% of consolidated net sales compared to 64.7% in the first quarter of fiscal 2002. Net sales from our international sites, as a percentage of consolidated net sales, have grown over the past three fiscal years. The increase was primarily due to project transfers from sites in the United States to low-cost locations including Asia/Pacific, Eastern Europe and Latin America. Our international operations are subject to various risks of doing business abroad. See “Risk Factors” for additional factors relating to possible fluctuations of our international operating results. While these dynamics have not materially harmed our results of operations, we cannot ensure that there will not be such an impact in the future.

Major Customers

Certain customers accounted for 10% or more of our net sales. The following table includes these customers and the percentage of net sales attributed to them:

	Three Months Ended November 30,

	2002	2001

Hewlett-Packard/Compaq	11.7%	10.8%
Nortel Networks	10.9%	13.7%
Cisco Systems	*	11.1%

*	Less than 10% of net sales.

Our top ten customers accounted for 58.2% of consolidated net sales in the first quarter of fiscal 2003 compared to 69.6% in the first quarter of fiscal 2002. We are dependent upon continued revenues from the customers listed above as well as our other large customers. Sales to these or any other customers could increase or decrease as a percentage of consolidated net sales either individually or as a group. Consequently, any material decrease in sales to these or other customers could materially harm our results of operations.

We believe that our ability to grow depends on increasing sales to existing customers and on successfully attracting new customers. Customer contracts can be canceled and volume levels can be changed or delayed. The timely replacement of delayed, canceled or reduced orders with new business cannot be ensured. In addition, we cannot assume that any of our current customers will continue to utilize our services. Consequently, our results of operations may be materially adversely affected.

Gross Profit

Our gross margin percentage increased to 7.5% in the first quarter of fiscal 2003 compared to 7.1% in the first quarter of fiscal 2002. This increase was primarily the result of our continued consolidation of manufacturing facilities with excess capacity and transfer of manufacturing to lower cost regions worldwide. Offsetting the increase, our margin continues to be negatively affected by inefficiencies associated with reduced demand and restructuring activities. Since manufacturing transfer costs are accounted for as operational costs versus restructuring costs, they affected our gross margin. Although we have begun to see the benefits of our restructuring activities and improved product mix on our margin, there is no assurance that this trend will continue.

For our Global Operations unit, we anticipate that a larger percentage of our sales may be derived from systems-build projects that generally yield lower profit margins than PCB assembly. We expect most of our Technology Solutions sales may continue to be derived from turnkey projects, which typically yield lower profit margins than consignment projects. In addition, factors affecting Technology Solutions profit margins include the sales mix of specialty memory modules, standard memory modules, communication card products and embedded computer systems, as well as changes in average memory densities used in memory products.

In the foreseeable future, our overall gross margin will depend primarily on product mix, production efficiencies, utilization of manufacturing capacity, start-up and integration costs of new and acquired businesses, percentage of sales derived from systems-build and turnkey projects, pricing within the electronics industry, component costs and delivery linearity, and the cost structure at individual sites. Over time, gross margins at the individual sites and for Solectron as a whole may continue to fluctuate. Increases in the systems-build business or turnkey projects, additional costs associated with new projects and price erosion within the electronics industry could harm our gross margin.

In addition, we have experienced component shortages in the past. While component availability fluctuates from time to time and is still subject to lead-time and other constraints, this could possibly limit our gross profit growth and might have a negative impact on our sales and gross margins for the foreseeable future. Therefore, we cannot ensure that our gross margin will not fluctuate or decrease in future periods.

Selling, General and Administrative Expenses

In absolute dollars, our selling, general and administrative (SG&A) expenses decreased by 1.6% in the first quarter of fiscal 2003 over the first quarter of fiscal 2002. As a percentage of net sales, SG&A expenses were 6.5% in the first quarters of both fiscal 2003 and 2002. The decrease in absolute dollars in the first quarter of fiscal 2003 was primarily due to headcount and other SG&A expense reductions, which were partially offset by higher SG&A expenses resulting from our recent acquisitions including C-MAC in December 2001.

Research and Development Expenses

With the exception of our Technology Solutions business unit, our research and development (R&D) activities have been primarily developing prototype and engineering design capabilities, developing common tools for electrical mechanical design, standardizing a single functional test platform, developing methods for handling, processing and re-flow of high I/O ball grid array, high reliability environmental stress technology and the implementation of environmentally friendly assembly processes such as lead free and no-clean. Technology Solutions’ R&D efforts are focused on developing board and system level product solutions servicing the telecommunications, military and aerospace, and industrial markets.

In absolute dollars, R&D expenses increased 76.8% in the first quarter of fiscal 2003 compared to the first quarter of fiscal 2002. As a percentage of net sales, R&D expenses increased to 0.7% in the first quarter of fiscal 2003 compared to 0.4% in the first quarter of fiscal 2002. The increases were primarily due to our acquisition of C-MAC and the related businesses included in our MicroSystems and Technology Solutions business units.

Restructuring and Impairment

Beginning in the second quarter of fiscal 2001, we initiated a restructuring of our operations in light of the current economic downturn. The measures, which included reducing the workforce, consolidating facilities and changing the strategic focus of a number of sites, was largely intended to align our capacity and infrastructure to anticipated customer demand as well as to rationalize our footprint worldwide.

For leased facilities that will be abandoned and subleased, lease costs charged to restructuring expense represent future lease payments subsequent to abandonment less estimated sublease income. For facilities and equipment held for disposal, the impairment loss recognized was based on the fair value less costs to sell with fair value based on estimates of existing market prices for similar assets. In furtherance of the implementation of our restructuring plans, we expect to incur restructuring-related charges in the range of an aggregate of $50 to $75 million over the remainder of fiscal 2003 although no certainty can be attributed to this range. We continue to evaluate our cost structure relative to our revenue levels and our manufacturing footprint between high cost and low cost areas and may take additional restructuring charges in the future. If we were to incur additional restructuring-related charges, our financial condition and results of operations may suffer.

During the first quarter of fiscal 2003, we continued our restructuring activities and total restructuring and impairment costs of $101.8 million were charged against earnings. During the first quarter of fiscal 2002, charges of $72.9 million were recorded. See Note 8 to the condensed consolidated financial statements, “Restructuring and Impairment,” for further discussion of our restructuring since initiation of the activities in fiscal 2001.

Interest Income

Interest income was $10.2 million in the first quarter of fiscal 2003 compared to $19.9 million in the first quarter of fiscal 2002. The decrease was due to reduced average cash, cash equivalent and short-term investment balances and lower average interest rates compared to the first quarter of fiscal 2002.

Interest Expense

Interest expense was $56.5 million in the first quarter of fiscal 2003 compared to $42.7 million in the first quarter of fiscal 2002. The increase was due to the change in our debt structure resulting from the issuance of our ACES and 9.625% senior notes due 2009 during the second quarter of fiscal 2002 for gross proceeds of approximately $1.6 billion that bear interest at higher rates than the LYONs that we have been retiring periodically. Since November 30, 2001, we have retired, for an aggregate $2.8 billion in cash, approximately $5.1 billion of the original $8.6 billion combined face value of our 4.0% LYONs due 2019, 2.75% LYONs due 2020 and our 3.25% LYONs due 2020. Due to the zero-coupon feature of the LYONs, the aggregate carrying value of these retired LYONs was approximately $2.9 billion at the date of the retirements.

Other Income — net

Other income — net was $36.1 million in the first quarter of fiscal 2003 compared to $14.3 million in the first quarter of fiscal 2002. The increase primarily resulted from the gains totaling $34.2 million on retirement of $372 million face value of our 3.25% LYONs due 2020 for $171 million in cash. These retired LYONs had a carrying value of $205 million. See Note 1 to the condensed consolidated financial statements, “Basis of Presentation and Recent Accounting pronouncements,” for further discussion of “other income-net.”

Income Taxes

We reported income tax benefits of $28.9 million in the first quarter of fiscal 2003 and $21.8 million in the first quarter of fiscal 2002 arising from the losses incurred in those periods. Our effective income tax benefit rates were 29.0% and 29.3% in the first quarters of fiscal 2003 and 2002, respectively.

In general, the effective income tax rate is largely a function of the balance between income (loss) from domestic and international operations. Our international operations, taken as a whole, have been taxed at a lower rate than those in the United States, primarily due to tax holidays granted to several of our overseas sites in Malaysia, Singapore, and China. The Malaysian tax holiday is effective through July 2011, subject to some conditions, including maintaining certain levels of research and development expenditures. The Singapore tax holiday is effective through March 2011, subject to some conditions. Seven of our China sites have separate tax holiday agreements. Each agreement expires five years from the first profitable year for each site.

Liquidity and Capital Resources

Cash, cash equivalents and short-term investments decreased to $2.0 billion at November 30, 2002 from $2.2 billion at August 31, 2002. As of November 30 and August 31, 2002, restricted balances of $148.3 million and $235.4 million, were included in the $2.0 billion and $2.2 billion, respectively, of cash, cash equivalents and short-term investments. Our restricted cash, cash equivalents and short-term investments are restricted primarily related to leasing transactions and collateral for our obligations under the ACES securities in an amount equal to the next four quarterly interest payments.

The decrease in cash, cash equivalents and short-term investments was primarily a result of our continued repurchase activity of our LYONs. During the first quarter of fiscal 2003, we used $182 million of our available cash towards the repurchase of $216 million carrying value of our LYONs. We also used $85 million to repay other short-term debt during the quarter. We also used $72 million for capital expenditures and manufacturing asset acquisitions, which was offset by receipt of $63 million in cash from the unwinding of our Lucent outsourcing arrangement and sale of assets held for sale.

Accounts receivable increased to approximately $1.9 billion at November 30, 2002 from approximately $1.8 billion at August 31, 2002. Inventories decreased to approximately $1.8 billion at November 30, 2002 from approximately $1.9 billion at August 31, 2002. These changes primarily resulted from our sale of excess raw materials inventory back to our customers near the end of the first quarter of fiscal 2003.

As of November 30, 2002, we had available a $250 million revolving line of credit that expires on February 12, 2003, and a $250 million revolving line of credit that expires on February 14, 2005. Each of our revolving lines of credit is guaranteed by certain of our domestic subsidiaries and secured by the pledge of equity interest in certain of our subsidiaries and notes evidencing intercompany debt. Borrowings under the credit facilities bear interest, at our option, at the London Interbank offering rate (LIBOR) plus a margin of 1.75% based on our current senior unsecured debt ratings, or the higher of the Federal Funds Rate plus 1/2 of 1% or Bank of America N.A.’s publicly announced prime rate. As of November 30, 2002, there were no borrowings outstanding under these lines of credit. We are subject to compliance with certain covenants related to these facilities including capital expenditures, consolidated tangible net worth, cash interest coverage, liquidity and other restrictions. As of November 30, 2002, we were in compliance with all such covenants.

On December 18, 2001, Moody’s Investor’s Service and Standard & Poor’s downgraded our senior unsecured debt rating to “Ba1” and “BB+,” respectively, with a negative outlook. On March 22, 2002, Standard and Poor’s again downgraded our senior unsecured debt rating to “BB” with a negative outlook. On May 14, 2002, Moody’s Investors Services further downgraded our senior unsecured debt rating to “Ba3” with a stable outlook. These rating downgrades will increase our cost of capital should we borrow under our revolving lines of credit, and may make it more expensive for us to raise additional capital in the future. Such capital raising activities may be on terms that may not be acceptable to us or otherwise not available.

In addition, we had $31 million in committed and $378 million in uncommitted foreign lines of credit and other bank facilities as of November 30, 2002. A committed line of credit obligates a lender to loan us amounts under the credit facility as long as we adhere to the terms of the credit agreement. An uncommitted line of credit is extended to us at the sole discretion of a lender. The interest rates range from the bank’s prime lending rate to the bank’s prime rate plus 2.0%. As of November 30, 2002, borrowings and guaranteed amounts were $9 million under committed and $44 million under uncommitted foreign lines of credit. Borrowings are payable on demand. The weighted-average interest rate was 6.8% for committed and 3.1% for uncommitted foreign lines of credit as of November 30, 2002.

We have purchased in the past and may continue to purchase in the future our remaining LYONs on an opportunistic basis. In addition, our liquidity could be adversely affected if we require substantial amounts of cash in connection with our obligations to purchase our LYONs as they become due. Instead of repurchasing the LYONs with cash, we may elect to offer holders our common stock or a combination of our cash and common stock. At the time of such election, it may be in the best interest of our shareholders to satisfy such obligation in cash, however, we may not have sufficient available cash and we may not be able to finance the required amount on acceptable terms if at all. As a result, we may be required to satisfy such obligations with our common stock, which would be extremely dilutive at our current stock prices. See “Risk factors — Our Obligations Under LYONs May Cause Dilution and Reduction of Earnings Per Share.” Based on the aggregate amount outstanding on November 30, 2002, holders of our 2.75% LYONs due 2020 have the option to require us to repurchase their notes on May 8, 2003 in an amount of $628.57 per $1,000 principal amount for a total of $524 million. These 2.75% LYONs due 2020 are classified as short-term debt as of November 30, 2002 in the accompanying condensed consolidated balance sheet. Based on the aggregate amount outstanding on November 30, 2002, holders of our 3.25% LYONs due 2020 have the option to require us to repurchase their notes on May 20, 2004 in an amount of $587.46 per $1,000 principal amount for a total of approximately $1.3 billion.

Our 7.25% subordinated ACES debentures are due November 15, 2006. On or about August 15, 2004, the ACES debentures will be remarketed and if the remarketing is successful, the interest rate will be reset at then current rates as described in the indentures and the proceeds from the remarketing will be used to satisfy the holders’ obligation to purchase our common stock in November 2004. If the debentures are not successfully remarketed, the interest rate will not be reset and we may use the pledged debentures to satisfy the holder’s obligation to purchase our common stock in November 2004. In addition, our $500 million aggregate principal amount of 9.625% senior notes is due February 15, 2009.

During fiscal 2002, we restructured our synthetic lease agreements relating to five manufacturing sites. The synthetic leases have expiration dates in 2007. At the end of the lease term, we have an option, subject to certain conditions, to purchase or to cause a third party to purchase the facilities subject to the synthetic leases for the “Termination Value,” which approximates the lessor’s original cost, or we may market the property to a third party at a different price. We are entitled to any proceeds from a sale of the properties to third parties in excess of the Termination Value. In connection with the restructuring of these synthetic leases, we provided loans to the lessor equaling approximately 85% of its Termination Value. These loans are repayable solely from the sale of the properties to third parties in the future, are subordinated to the amounts payable to the lessor at the end of the synthetic leases, and may be credited against the Termination Value payable if we purchase the properties. The approximate Termination Values and loan amounts are $125 million and $106 million, respectively, as of November 30, 2002.

In addition, cash collateral of $19 million is pledged for the difference between the Termination Values and the loan amounts. The cash collateral is included in cash, cash equivalents and short-term investments in the accompanying condensed consolidated balance sheet as of November 30, 2002. Each lease agreement contains various affirmative and financial covenants. A default under a lease, including violation of these covenants, may accelerate the termination date of the arrangement. We were in compliance with these covenants as of November 30, 2002. Monthly lease payments are generally based on the Termination Value and 30-day LIBOR index (1.38% as of November 30, 2002) plus an interest-rate margin, which may vary depending upon our Moody’s Investors’ Services, and Standard and Poor’s ratings and are allocated between the lessor and us based on the proportion of the loan amount to the total Termination Value for each synthetic lease.

We account for these synthetic lease arrangements as operating leases in accordance with SFAS No. 13, “Accounting for Leases,” as amended. Our loans to the lessor are included in other long-term assets in the condensed consolidated balance sheet as of November 30, 2002.

If we should determine that it is probable that the expected fair value of the property at the end of the lease term will be less than the Termination Value, any expected loss will be recognized on a straight-line basis over the remaining lease term.

We believe that our current cash, cash equivalents, short-term investments, lines of credit and cash generated from operations will satisfy our expected working capital, capital expenditure, debt service and investment requirements through at least the next 12 months.

The following is a summary of certain obligations and commitments as of November 30, 2002:

Payments Due by Period
(in millions)

		9 months
	Total	FY03	FY04	FY05	FY06	FY07		Thereafter

Short term debt (1)	$554.2	$554.2	$—	$—	$—	$—		$—
Long term debt (2)	3,074.8	—	1,310.8	2.5	152.1	1,102.0	(4)	507.4
Operating lease	490.9	118.9	110.3	63.7	47.5	38.7		111.8
Standby letters of credit and guaranteed amounts (3)	68.7	49.4	18.9	—	—	0.4		—

	$4,188.6	$722.5	$1,440.0	$66.2	$199.6	$1,141.1		$619.2

(1)	Since the holders of our 2.75% LYONs due 2020 have the option to require us to repurchase their notes on May 8, 2003 in an amount of $628.57 per $1,000 principal amount at maturity, the payment due reflects a total of $524 million on such commitment date of May 8, 2003 based on the notes outstanding as of November 30, 2002.

(2)	Since the holders of our 3.25% LYONs due 2020 have the option to require us to repurchase on May 20, 2004 their notes in an amount of $587.46 per $1,000 principal amount at maturity, the payment due reflects a total of approximately $1.3 billion on such commitment date of May 20, 2004 based on the notes outstanding as of November 30, 2002.

(3)	We guarantee lines of credit, provided by various financial institutions, for our operating subsidiaries worldwide. Lines of credit, used and unused, which we guarantee for our subsidiaries totaled $409 million as of November 30, 2002. In addition, we guarantee other financial transactions entered into by our subsidiaries such as certain leases, totaling $272 million as of November 30, 2002.

(4)	Assumes a successful remarketing of the ACES in August 2004. In the event of this successful remarketing, we will receive up to $1.1 billion proceeds from the exercise of the stock purchase contracts included in each ACES unit in fiscal 2005. See Note 5 to the condensed consolidated financial statements, “Long-term Debt,” for further discussion of our ACES.

In addition, we guarantee $59 million of debt and $75 million of vendor contracts for our formerly minority-owned affiliate, Pacific City International Holdings (PCI). The majority of these guarantees will expire during December 2002 and January 2003.

Recent Development

On January 6, 2003, we announced that, effective January 10, 2003, Michael R. Cannon has been named president and chief executive officer and elected to the board of directors succeeding Koichi Nishimura who, in September, announced his intention to retire. Our board also elected William A. Hasler, our lead independent director, to succeed Koichi Nishimura as chairman of the board. In addition, we announced that Saeed Zohouri, executive vice president and chief operating officer, left the Company as part of the chief executive officer transition process.

On May 31, 2002, we announced the completion of a three-year supply agreement to produce optical networking equipment for Lucent. As part of the three-year supply agreement, we purchased equipment and inventory related to Lucent’s optical product lines for approximately $99 million in cash. This acquisition was accounted for as a purchase of assets. Subsequently, as a result of significant changes in the marketplace and decreased demand, both parties agreed in October 2002 to unwind this supply agreement. During the first quarter of fiscal 2003, we received approximately $48 million from Lucent to unwind this agreement. No gain or loss was realized with respect to this transaction and we will continue to produce and support a portion of Lucent’s optical networking products through March 2003.

RISK FACTORS

WE ARE EXPOSED TO GENERAL ECONOMIC CONDITIONS, WHICH COULD HAVE A MATERIAL ADVERSE IMPACT ON OUR BUSINESS, OPERATING RESULTS AND FINANCIAL CONDITION.

As a result of the economic downturn in the U.S. and internationally, and reduced capital spending as well as end-market demand, our customers’ and therefore our sales have declined significantly. In particular, we depend on the telecommunications industry, where the decline began in the second quarter of fiscal 2001. Continued weakness in this industry or any further deterioration in the business or financial condition of our customers in this industry could have a material adverse impact on our business, operating results and financial condition. In addition, if the economic conditions in the United States and the other markets we serve worsen, we may experience a material adverse impact on our business, operating results and financial condition.

WE HAVE SIGNIFICANT DEBT LEVERAGE AND DEBT SERVICE OBLIGATIONS.

During the first quarter of fiscal 2003, our fixed charges exceeded our earnings by $100 million compared to $74 million in the first quarter of fiscal 2002. The fixed charge excess is primarily due to our operating losses. We compute the ratio of earnings to fixed charges by dividing earnings available for fixed charges by fixed charges. When the ratio is negative, we report the excess of fixed charges over earnings rather than a negative ratio. The computations include our consolidated subsidiaries. For these ratios, “earnings” represents (1) income (loss) before tax expense (benefit) and before adjustments for minority interests, plus (2) fixed charges (excluding capitalized interest), plus (3) amortization of capitalized interest. Fixed charges consist of (1) interest on all indebtedness and amortization of debt discount and expense, plus (2) capitalized interest, plus (3) an interest factor attributable to rentals under operating leases.

As of November 30, 2002, we had $548 million of short-term indebtedness, including $518 million of current portion of long-term indebtedness, and approximately $3 billion of long-term indebtedness (which as in the case of all LYONs were the accreted values as of that date). We will require substantial amounts of cash to fund scheduled payments of principal and interest on our outstanding indebtedness, as well as future capital expenditures and any increased working capital requirements. In addition, we may require substantial amounts of cash in connection with our obligations to repurchase our LYONs. During the first quarter of fiscal 2003, we purchased $18 million aggregate principal amount at maturity of our 2.75% LYONs due 2020, and $834 million aggregate principal amount at maturity of these LYONs remained outstanding as of November 30, 2002. Based on the aggregate amount outstanding on November 30, 2002, holders of our 2.75% LYONs due 2020 will have the option to require us to repurchase their notes on May 8, 2003 in an amount of $628.57 per $1,000 principal amount for a total of $524 million. During the first quarter of fiscal 2003, we purchased $372 million aggregate principal amount of maturity of our 3.25% LYONs due 2020 and approximately $2.2 billion aggregate principle amount at maturity of these LYONs remained outstanding as of November 30, 2002. Based on the aggregate amount outstanding on November 30, 2002, holders of our 3.25% LYONs due 2020 will have the option to require us to repurchase their notes on May 20, 2004 in an amount of $587.46 per $1,000 principal amount for a total of approximately $1.3 billion. Instead of repurchasing the LYONs with cash, we may elect to offer holders our common stock or a combination of our cash and common stock. At the time of such election, it may be in the best interests of our shareholders to satisfy such obligation in cash; however, we may not have sufficient cash available and we may not be able to finance the required amount on acceptable terms if at all. As a result, we may be required to satisfy such obligations with our common stock, which would be extremely dilutive at our current stock prices.

OUR ABILITY TO MEET OUR CASH REQUIREMENTS DEPENDS ON A NUMBER OF FACTORS, MANY OF WHICH ARE BEYOND OUR CONTROL.

Our ability to meet our cash requirements (including our debt service obligations) is dependent upon our future performance, which will be subject to financial, business and other factors affecting our operations, many of which are beyond our control. If we are unable to meet our cash requirements from operations, we would be required to fund these cash requirements by alternative financings. The degree to which we may be leveraged could materially and adversely affect our ability to obtain financing for working capital, acquisitions or other purposes, could make us more vulnerable to industry downturns and competitive pressures, or could limit our flexibility in planning for, or reacting to, changes and opportunities in the electronics manufacturing industry, which may place us at a competitive disadvantage compared to our competitors. There can be no assurance that we will be able to obtain alternative financing, that any such financing would be on acceptable terms, or that we will be permitted to do so under the terms of our existing financing arrangements. In the absence of such financing, our ability to respond to changing business and economic conditions, make future acquisitions, react to adverse operating results, meet our debt service obligations or fund required capital expenditures or increased working capital requirements may be adversely affected.

WE MAY NOT BE ABLE TO SELL EXCESS OR OBSOLETE INVENTORY TO CUSTOMERS OR THIRD PARTIES, WHICH COULD HAVE A MATERIAL ADVERSE IMPACT ON OUR FINANCIAL CONDITION.

The majority of our inventory purchases and commitments are based upon demand forecasts that our customers provide to us. The customers’ forecasts, and any changes to the forecasts, including cancellations, may lead to on-hand inventory quantities and on-order purchase commitments that are in excess of the customers’ revised needs, or that become obsolete.

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

We are solely responsible for excess and obsolete inventory resulting from inventory purchases in excess of inventory needed to meet customer demand forecasts at the time the purchase commitments were made, as well as inventory purchases generally not covered by our supply agreements or for inventory purchased for customers with whom we have no supply agreements (as is generally the case for the customers in our Technology Solutions, Global Services and MicroSystems business units). In these instances, since we do not have the right to sell back excess or obsolete inventory to our customers, we must bear the economic loss of any such excess or obsolete inventory, which could have a material adverse impact on our financial condition.

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

MOST OF OUR NET SALES COME FROM A SMALL NUMBER OF CUSTOMERS; IF WE LOSE ANY OF THESE CUSTOMERS, OUR NET SALES COULD DECLINE SIGNIFICANTLY.

Most of our annual net sales come from a small number of our customers. Our ten largest customers accounted for approximately 58.2%, and 69.6% of net sales in the first quarters of fiscal years 2003 and 2002, respectively. Some of these customers individually account for more than ten percent of our annual net sales. Any material delay, cancellation or reduction of orders from these or other major customers could cause our net sales to decline significantly, and we may not be able to reduce the accompanying expenses at the same time. We cannot guarantee that we will be able to retain any of our largest customers or any other accounts, or that we will be able to realize the expected revenues under existing supply agreements with these customers. Our business, market share, financial condition and results of operations will continue to depend significantly on our ability to obtain orders from new customers, retain existing customers, realize expected revenues under existing supply agreements, as well as on the financial condition and success of our customers and their customers.

Net sales may decline in future periods due to the continued weakness in customer demand, particularly in our telecommunications sector, resulting from the worldwide economic slowdown. In addition, net sales may be adversely affected due to our unwinding of the Lucent supply agreement, which was expected to generate $2 billion in revenues over the original three-year contract period.

OUR CUSTOMERS MAY CANCEL THEIR ORDERS, CHANGE PRODUCTION QUANTITIES OR LOCATIONS, OR DELAY PRODUCTION.

Electronics manufacturing services (EMS) companies must provide increasingly rapid product turnaround for their customers. Although we have long-term contracts with a few of our top ten customers, including Ericsson and Nortel, under which these customers are obligated to obtain services from us, only Nortel is obligated to purchase any minimum amount of services. As a result, we cannot guarantee that we will receive any net sales from these contracts or any of our other contracts with customers. Customers may cancel their orders, change production quantities or delay production for a number of reasons. Many of our customers’ industries are experiencing a significant decrease in demand for their products and services. The generally uncertain economic condition of several of our customers’ industries has resulted, and may continue to result, in some of our customers delaying purchases on some of the products we manufacture for them, and placing purchase orders for lower volumes of products than previously anticipated. Cancellations, reductions or delays by a significant customer or by a group of customers would seriously harm our results of operations by reducing the volumes of products manufactured by us for the customers and delivered in that period, as well as causing a delay in the repayment of our expenditures for inventory in preparation for customer orders and lower asset utilization resulting in lower gross margins. In addition, customers may require that manufacturing of their products be transitioned from one facility to another to achieve cost and other objectives. Such transfers, if unanticipated, can result in inefficiencies and costs due to resulting excess capacity and overhead at one facility and capacity constraints and related strains on our resources at the other.

OUR STRATEGIC RELATIONSHIPS WITH MAJOR CUSTOMERS CREATE RISKS.

In the past several years, we have completed several strategic transactions with Original Equipment Manufacturers (OEM) customers. Under these arrangements, we generally acquire inventory, equipment and other assets from the OEM, and lease (or in some cases acquire) their manufacturing facilities, while simultaneously entering into multi-year supply agreements for the production of their products. We intend to continue to pursue these OEM divestiture transactions in the future. There is strong competition among EMS companies for these transactions, and this competition may increase. These transactions have contributed to a significant portion of our past revenue growth, and if we fail to complete similar transactions in the future our revenue could be harmed. As part of these arrangements, we typically enter into manufacturing services agreements with these OEMs. These agreements generally do not require any minimum volumes of purchases by the OEM, and the actual volume of purchases may be less than anticipated. The arrangements entered into with divesting OEMs typically involve many risks, including the following:

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

As a result of these and other risks, we may be unable to achieve anticipated levels of profitability under these arrangements, and they may not result in material revenues or contribute positively to our earnings. Additionally, other OEMs may not wish to obtain logistics or operations management services from us.

IF WE ARE UNABLE TO MANAGE OUR ACQUISITIONS AND COST EFFECTIVELY ASSIMILATE NEW OPERATIONS, OUR PROFITABILITY COULD BE ADVERSELY AFFECTED.

We experienced rapid growth over many years until recently. During fiscal 2002, we completed our acquisition of C-MAC, as well as other smaller transactions. We intend to consider acquisitions of companies and strategic assets under our acquisition strategy subject to compliance with any restrictions that may exist under certain of our financing instruments. These acquisitions may be for cash, capital stock or any combination of cash and capital stock, or other property, and may include the incurrence or assumption of indebtedness and a reduction of our available cash.

In order to achieve anticipated revenue and other financial performance targets, we must continue to manage our assets and operations efficiently and integrate our acquisitions. Our acquisitions place a heavy strain on our personnel and management, manufacturing and other resources.

Our ability to manage and integrate our acquisitions, as well as any future acquisitions, will require progressive increases in manufacturing infrastructure, as well as enhancements or upgrades of accounting and other internal management systems and the implementation of a variety of procedures and controls. We cannot assure that significant problems in these areas will not occur. Any failure to enhance or expand these systems and implement such procedures and controls in an efficient manner and at a pace consistent with our business activities could harm our financial condition and results of operations. In addition, should we continue to expand geographically, we may experience inefficiencies from the management of geographically dispersed facilities and incur substantial infrastructure and working capital costs. We incurred $102 million of restructuring-related charges in the first quarter of fiscal 2003 and $616 million during fiscal 2002. See also the risk factor entitled “If we incur more restructuring-related charges than currently anticipated, our financial condition and results of operations may suffer.”

POSSIBLE FLUCTUATION OF OPERATING RESULTS FROM QUARTER TO QUARTER AND FACTORS OUT OF OUR CONTROL COULD AFFECT THE MARKET PRICE OF OUR SECURITIES.

Our quarterly earnings and/or stock price may fluctuate in the future due to a number of factors including the following:

•	differences in the profitability of the types of manufacturing services we provide. For example, high velocity and low complexity printed circuit boards and systems assembly services have lower gross margins than low volume/complex printed circuit boards and systems assembly services;

•	our ability to maximize the hours of use of our equipment and facilities is dependent on the duration of the production run time for each job and customer;

•	the amount of automation that we can use in the manufacturing process for cost reduction varies, depending upon the complexity of the product being made;

•	our customers’ demand for our products, and their ability to take delivery of our products and to make timely payments for delivered products;

•	our ability to optimize the ordering of inventory as to timing and amount to avoid holding inventory in excess of immediate production needs;

•	our ability to offer technologically advanced cost-effective, quick response, manufacturing services;

•	fluctuations in the availability and pricing of components;

•	timing of expenditures in anticipation of increased sales;

•	cyclicality in our target markets;

•	expenses associated with acquisitions;

•	announcements of operating results and business conditions by our customers;

•	announcements by our competitors relating to new customers or technological innovation or new services;

•	economic developments in the electronics industry as a whole;

•	credit ratings and stock analyst downgrades;

•	political and economic developments in countries in which we have operations; and

•	general market conditions.

If our operating results in the future are below the expectations of securities analysts and investors, the market price of our outstanding securities could be harmed.

IF WE INCUR MORE RESTRUCTURING-RELATED CHARGES THAN CURRENTLY ANTICIPATED, OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS MAY SUFFER.

In furtherance of the implementation of the restructuring plan we announced in fiscal 2001, we expect to incur restructuring-related charges in the range of an aggregate of $50 to $75 million over the remainder of fiscal 2003, although no certainty can be attributed to this amount or the timing of its recognition. We continue to evaluate our cost structure relative to our revenue levels and may take additional restructuring charges in the future. If we incur additional restructuring-related charges, our financial condition and results of operations may suffer.

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

OUR NET SALES COULD DECLINE IF OUR COMPETITORS PROVIDE COMPARABLE MANUFACTURING SERVICES AND IMPROVED PRODUCTS AT A LOWER COST.

We compete with different contract manufacturers, depending on the type of service we provide or the geographic locale of our operations. The memory module, communications card and embedded computer subsystem industries are also intensely competitive. These competitors may have greater manufacturing, financial, R&D and/or marketing resources than we have. In addition, we may not be able to offer prices as low as some of our competitors because those competitors may have lower cost structures as a result of their geographic location or the services they provide. In that event, our net sales could decline. We also expect our competitors to continue to improve the performance of their current products or services, to reduce their current products or service sales prices and to introduce new products or services that may offer greater value-added performance and improved pricing. Any of these could cause a decline in sales, loss of market acceptance of our products or services, or profit margin compression.

WE DEPEND ON THE CONTINUING TREND OF OEMS TO OUTSOURCE.

A substantial factor in our past revenue growth was attributable to the transfer of manufacturing and supply-based management activities from our OEM customers. Future growth is partially dependent on new outsourcing opportunities. To the extent that these opportunities are not available, our future growth would be unfavorably impacted.

OUR NON-U.S. LOCATIONS REPRESENT A SIGNIFICANT AND GROWING PORTION OF OUR NET SALES; WE ARE INCREASINGLY EXPOSED TO RISKS ASSOCIATED WITH OPERATING INTERNATIONALLY.

Approximately 65.4% and 64.7% of net sales came from sites outside the United States during the first quarters of fiscal 2003 and 2002, respectively. As a result of our foreign sales and facilities, our operations are subject to a variety of risks that are unique to international operations, including the following:

•	adverse movement of foreign currencies against the U.S. dollar in which our results are reported;

•	import and export duties, and value added taxes;

•	import and export regulation changes that could erode our profit margins or restrict exports;

•	potential restrictions on the transfer of funds;

•	disruption of local labor supply;

•	inflexible employee contracts in the event of business downturns;

•	the burden and cost of compliance with foreign laws; and

•	economic and political risks in emerging or developing economies.

We have been granted tax holidays, which are effective through 2011 subject to some conditions, for our Malaysian and Singapore sites. We have also been granted various tax holidays in China. These tax holidays are effective for various terms and are subject to some conditions. It is possible that the current tax holidays will be terminated or modified or that future tax holidays that we may seek will not be granted. If the current tax holidays are terminated or modified, if additional tax holidays are not granted in the future or when our current tax holidays expire, our effective income tax rate would likely increase.

WE ARE EXPOSED TO FLUCTUATIONS IN FOREIGN CURRENCY EXCHANGE RATES.

We enter into foreign exchange forward contracts intended to reduce the short-term impact of foreign currency fluctuations on foreign currency cash, receivables, investments and payables. The gains and losses on the foreign exchange forward contracts offset the transaction gains and losses on the foreign currency cash, receivables, investments, and payables recognized in earnings. We do not enter into foreign exchange forward contracts for speculative purposes. Our foreign exchange forward contracts related to current assets and liabilities are generally three months or less in original maturity.

We periodically hedge foreign currency forecasted transactions with foreign exchange forward contracts. These transactions are treated as cash flow hedges. These foreign exchange forward contracts generally have original maturities of 18 months or less.

As of November 30, 2002, we had outstanding foreign exchange forward contracts with a total notional amount of approximately $356 million. The change in value of the foreign exchange forward contracts resulting from a hypothetical 10% change in foreign exchange rates would be offset by the remeasurement of the related balance sheet items. The result of which would not be significant.

As of November 30, 2002, the majority of our foreign currency hedging contracts was scheduled to mature in approximately three months and there were no material deferred gains or losses. In addition, our international operations in some instances act as a natural hedge because both operating expenses and a portion of sales are denominated in local currency. In these instances, although an unfavorable change in the exchange rate of a foreign currency against the U.S. dollar will result in lower sales when translated to U.S. dollars, operating expenses will also be lower in these circumstances. Although approximately 21% of our net sales in the first quarter of fiscal 2003 were denominated in currencies other than U.S. dollar, we do not believe our total exposure to be significant because of natural hedges.

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

WE ARE EXPOSED TO INTEREST RATE FLUCTUATIONS.

The primary objective of our investment activities is to preserve principal, while at the same time, maximize yields without significantly increasing risk. To achieve this objective, we maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including both government and corporate obligations, certificates of deposit and money market funds. As of November 30, 2002, approximately 98% of our total portfolio was scheduled to mature in less than six months. In addition, our investments are diversified and of relatively short maturity. A hypothetical 10% increase in interest rates would not have a material effect on our investment portfolios.

We had $516 million of cash equivalents and short-term investments that are subject to interest rate risk as of November 30, 2002. The weighted average interest rate of these balances as of November 30, 2002 was 1.67%. The fair value of these cash equivalents and short-term investments approximated the carrying value of $516 million as of November 30, 2002.

Interest on long-term debt instruments is payable at fixed rates. In addition, the amount of principal to be repaid at maturity is also fixed. During the third quarter of fiscal 2002, we entered into interest rate swap transactions under which we paid variable rates and we received fixed rates. The interest swaps effectively converted $1 billion of our long-term debt with fixed interest rates into debt with variable rates of interest. Our original interest rate swaps had a total notional amount of $1 billion upon inception. The first $500 million related to our 7.25% $1.1 billion ACES, expires on November 15, 2004 and remains outstanding. The second $500 million related to the 9.625% $500 million senior notes, expired on February 15, 2009 and was settled during the first quarter of fiscal 2003. Under each of these swap transactions, we paid an interest rate equal to the 3-month LIBOR rate plus a fixed spread. In exchange, we received fixed interest rates of 7.25% on the $500 million related to the ACES and 9.625% on the $500 million related to the senior notes. On November 15, 2002, the original swaps related to the senior notes were settled. This settlement resulted in cash received and a gain of approximately $26 million, which is being amortized over the remaining life of the senior notes. Also on November 15, 2002, Solectron entered into swaps with terms similar to the original used to hedge the interest paid on the senior notes and designated the swaps as fair value hedges under SFAS No. 133. As of November 30, 2002, the interest rates we paid were 4.7% for the $500 million related to the ACES and 7.0% for the $500 million related to the senior notes. Since our investment portfolio earns variable interest rates, the interest rate swaps allow us to partially offset the variable rate risk from the investment portfolio.

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

The investigations of the C-MAC facilities to date indicate that there are some contaminated sites for which we have been indemnified by third parties for any required remediation, sites for which there is a risk of the presence of contamination, and sites with some levels of contamination for which we may be liable and which may or may not ultimately require any remediation. We have obtained environmental insurance to mitigate certain environmental liabilities posed by C-MAC’s operations and facilities. We believe, based on our current knowledge, that the cost of any groundwater or soil clean-up that may be required at C-MAC facilities would not materially harm our business, financial condition and results of operations. Nevertheless, the process of remediating contamination in soil and groundwater at the facilities is costly and cannot be estimated with high levels of confidence, and there can be no assurance that the costs of such activities would not harm our business, financial condition and results of operations in the future.

OUR RATING DOWNGRADES MAKES IT MORE EXPENSIVE FOR US TO BORROW MONEY.

On December 18, 2001 Moody’s Investor’s Service and Standard & Poor’s downgraded our senior unsecured debt rating to “Ba1” and “BB+,” respectively, both with negative outlooks. On March 22, 2002, Standard and Poor’s again downgraded our senior unsecured debt rating to “BB” with a negative outlook. On May 14, 2002, Moody’s Investor Services further downgraded our senior unsecured debt rating to “Ba3” with a stable outlook. These rating downgrades will increase our cost of capital should we borrow under our revolving lines of credit, and may make it more expensive for us to raise additional capital in the future on terms that are acceptable to us or at all. In addition, any further ratings downgrades may further negatively impact the price of our common stock and may have other negative implications on our business, many of which are beyond our control.

OUR OBLIGATIONS UNDER LYONS MAY CAUSE DILUTION AND REDUCTION OF EARNINGS PER SHARE.

On May 8, 2003, we may become obligated to purchase, at the option of the holders, all or a portion of the outstanding 2.75% LYONs at a price of $628.57 per note. On May 20, 2004 we may become obligated to purchase, at the option of the holders, all or a portion of the outstanding 3.25% LYONs at a price of $587.46 per note. We have the option to pay the purchase price of LYONs in cash or common stock or any combination thereof. At the time of such election, it may be in the best interests of our shareholders to satisfy such obligation in cash, however, we may not have sufficient available cash and we may not be able to finance the required amounts on acceptable terms, if at all. As a result, we may be required to satisfy such obligations with our common stock. If we elect to pay the purchase price, in whole or part, in shares of our common stock, the number of shares of common stock to be delivered shall equal the purchase price divided by the average of the sale prices of the common stock for the five trading day period ending on the third business day prior to May 8, 2003 or May 20, 2004, as the case may be. On each respective repurchase date the 2.75% LYONs or the 3.25% LYONs are convertible into common stock at a price of $50.98 per share or 12.3309 shares per LYON in the case of the 2.75% LYONs or at a price of $49.84 per share or 11.7862 shares per LYON, in the case of the 3.25% LYONs. In the event that our stock price remains below $50.98 per share at May 8, 2003 or below $49.84 per share at May 20, 2004, as the case may be, we may have to issue a significant amount of additional shares to such holders. Accordingly, our existing stockholders could experience significant dilution and our earnings per share may be significantly reduced.

FAILURE TO ATTRACT AND RETAIN KEY PERSONNEL AND SKILLED ASSOCIATES COULD HURT OUR OPERATIONS.

Our continued success depends to a large extent upon the efforts and abilities of key managerial and technical associates. Losing the services of key personnel could harm us. Our business also depends upon our ability to continue to attract key executives and retain senior managers and skilled associates. Failure to do so could harm our operations.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See “Risk Factors” for factors related to fluctuations in the exchange rates of foreign currency and fluctuations in interest rates.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. Based on their evaluation as of a date within 90 days of the filing date of this Report, Solectron’s principal executive officer and principal financial officer have concluded that Solectron’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the “Exchange Act”)) are effective to ensure that information required to be disclosed by Solectron in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in internal controls. There were no significant changes in Solectron’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II. OTHER INFORMATION

Item 1: Legal Proceedings

We from time to time are involved in various litigation and legal matters, including those described below. By describing the particular matters set forth below, we do not intend to imply that we or our legal advisors have concluded or believe that the outcome of any of those particular matters is likely to have a material adverse impact upon our business or financial condition. Nor are we party to other legal proceedings that individually or in the aggregate are believed to be material to our business.

On August 29, 2002, ATEL Leasing Corporation, a lessor of manufacturing equipment to us, filed suit against us in the California Superior Court for the City and County of San Francisco (ATEL Leasing Corp. v. Solectron Corp., Case No. 412011), alleging that ATEL is entitled to recover as “liquidated damages and not as a penalty” amounts equal to the “stipulated loss value” of all of the equipment leased to us by ATEL under two equipment lease agreements, even though the equipment in question was neither lost nor damaged, and even though we were current on all lease installment payments (and had paid all applicable late payment fees) under the leases. ATEL’s complaint seeks “liquidated damages” of approximately $26 million, plus additional interest allegedly accruing thereon, and litigation expenses. We believe ATEL’s claims are without merit, and that we have meritorious defenses. We have filed a cross-complaint against ATEL seeking damages and other appropriate relief.

On September 19, 2002, one of our former employees filed a complaint in the Superior Court of the State of California, Santa Clara County, against us asserting two claims for wrongful termination. The case is encaptioned Ronald Sorisho v. Solectron Corporation, et al., Case No. CV811243. In the complaint, plaintiff alleges that he was wrongfully terminated by us in supposed retaliation for his alleged efforts to ensure that we timely recognized a charge for excess, obsolete and slow moving inventory in the Technology Solutions business unit. Plaintiff seeks compensatory damages in an amount “not less than $2.5 million” as well as punitive damages. We believe Mr. Sorisho’s claims of wrongful termination are without merit and intend to vigorously defend ourselves. We filed a motion with the court challenging the sufficiency of Mr. Sorisho's complaint, and in response to this motion, Mr. Sorisho filed an amended complaint in which he dropped one of his two original wrongful termination claims, but added a new claim for purported defamation based upon statements attributed to us in a news article regarding Mr. Sorisho's allegations against us.

Item 6: Exhibits and Reports on Form 8-K

     (a)  Exhibits:

Exhibit No.	Exhibit Description

3.1*	Certificate of Incorporation of the Company, as amended.

3.2**	Bylaws of the Company, as amended.

3.3***	Certificate of Designation Rights, Preferences and Privileges of Series A Participating Preferred Stock of the Company.

99.1	Certification of Principal Executive Officer.

99.2	Certification of Principal Financial Officer.

*	Incorporated by reference from Exhibit 3.1 filed with Solectron’s Form 10-Q for the quarter ended February 28, 2001, Exhibit 3.1 filed with Solectron’s Form 10-Q for the quarter ended February 25, 2000, and Exhibit 3.1 filed with Solectron’s Form 10-Q for the quarter ended February 26, 1999.

**	Incorporated by reference from Exhibit 3.2 filed with Solectron’s Annual Report on Form 10-K for fiscal year ended August 31, 1997, Exhibit 3.2 filed with Solectron’s Form 10-Q for the quarter ended February 26, 1999 and Exhibit 3.2 filed with Solectron’s Form 10-Q for the quarter ended November 30, 2001.

***	Incorporated by reference from Exhibit 3.3 filed with Solectron’s Annual Report on Form 10-K for fiscal year ended August 31, 2001.

     (b)  Reports on Form 8-K

(1)	On November 13, 2002, Solectron filed a Current Report on Form 8-K stating that on November 13, 2002, Solectron submitted to the Securities and Exchange Commission the Statement under Oath of Principal Executive Officer and its Principal Financial Officer in accordance with the SEC’s June 27, 2002 Order requiring the filing of sworn statements pursuant to Section 21(a)(1) of Securities and Exchange Act of 1934.

(2)	On October 23, 2002, Solectron filed a Current Report on Form 8-K regarding the press release issued on October 21, 2002 announcing that it has agreed with Lucent Technologies, Inc. to unwind their outsourcing and asset purchase transaction involving Lucent’s optical networking system.

(3)	On September 30, 2002, Solectron filed a Current Report on Form 8-K regarding the press release issued on September 26, announcing its earnings for the fiscal year ended August 31, 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOLECTRON CORPORATION
(Registrant)

Date: January 9, 2003
By /S/ Kiran Patel

Kiran Patel
Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)

CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO SECTION 302 (a) OF
THE SARBANES-OXLEY ACT OF 2002

I, Koichi Nishimura, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Solectron Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

4.	The Registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The Registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant’s auditors and the audit committee of Registrant’s board of directors (or persons performing the equivalent functions):

a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant’s ability to record, process, summarize and report financial data and have identified for the Registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal controls; and

6.	The Registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: January 9, 2003

/S/ Koichi Nishimura Koichi Nishimura, Ph.D. President and Chief Executive Officer

CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO SECTION 302 (a) OF
THE SARBANES-OXLEY ACT OF 2002

I, Kiran Patel, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Solectron Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

4.	The Registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The Registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant’s auditors and the audit committee of Registrant’s board of directors (or persons performing the equivalent functions):

a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant’s ability to record, process, summarize and report financial data and have identified for the Registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal controls; and

6.	The Registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses

Date: January 9, 2003

/S/ Kiran Patel Kiran Patel Executive Vice President and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Exhibit Description

3.1*	Certificate of Incorporation of the Company, as amended.

3.2**	Bylaws of the Company, as amended.

3.3***	Certificate of Designation Rights, Preferences and Privileges of Series A Participating Preferred Stock of the Company.

99.1	Certification of Principal Executive Officer.

99.2	Certification of Principal Financial Officer.

*	Incorporated by reference from Exhibit 3.1 filed with Solectron’s Form 10-Q for the quarter ended February 28, 2001, Exhibit 3.1 filed with Solectron’s Form 10-Q for the quarter ended February 25, 2000, and Exhibit 3.1 filed with Solectron’s Form 10-Q for the quarter ended February 26, 1999.

**	Incorporated by reference from Exhibit 3.2 filed with Solectron’s Annual Report on Form 10-K for fiscal year ended August 31, 1997, Exhibit 3.2 filed with Solectron’s Form 10-Q for the quarter ended February 26, 1999 and Exhibit 3.2 filed with Solectron’s Form 10-Q for the quarter ended November 30, 2001.

***	Incorporated by reference from Exhibit 3.3 filed with Solectron’s Annual Report on Form 10-K for fiscal year ended August 31, 2001.