Form 10-Q
period 2003-02-28
SOLECTRON CORP
filed 2003-04-14
CIK 835541

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

     YES ☒ NO ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.)

     YES ☒ NO ☐

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

     At March 31, 2003, 829,795,386 shares of Common Stock of the Registrant were outstanding (including approximately 36 million shares of Solectron Global Services Canada, Inc., which are exchangeable on a one-to-one basis for the Registrant’s common stock)

SOLECTRON CORPORATION

INDEX TO FORM 10-Q

PART I. FINANCIAL INFORMATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SOLECTRON CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions)
(unaudited)

	February 28	August 31
	2003	2002

ASSETS
Current assets:
Cash, cash equivalents and short-term investments	$2,132.4	$2,249.8
Accounts receivable, net	1,669.1	1,788.2
Inventories	1,640.5	1,870.0
Prepaid expenses and other current assets	614.2	752.0

Total current assets	6,056.2	6,660.0
Net property and equipment	1,068.0	1,173.0
Goodwill	2,203.7	2,163.9
Other assets	1,068.3	1,017.1

Total assets	$10,396.2	$11,014.0

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$555.1	$643.0
Accounts payable	1,455.9	1,509.5
Accrued employee compensation	187.0	218.5
Accrued expenses	385.5	527.3
Other current liabilities	179.7	106.9

Total current liabilities	2,763.2	3,005.2
Long-term debt	2,946.8	3,183.9
Other long-term liabilities	38.0	52.2

Total liabilities	$5,748.0	$6,241.3

Commitments and contingencies
Stockholders’ equity:
Common stock	$0.8	$0.8
Additional paid-in capital	6,650.5	6,635.9
Accumulated deficit	(1,760.3)	(1,578.6)
Accumulated other comprehensive losses	(242.8)	(285.4)

Total stockholders’ equity	4,648.2	4,772.7

Total liabilities and stockholders’ equity	$10,396.2	$11,014.0

See accompanying notes to condensed consolidated financial statements.

SOLECTRON CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)
(unaudited)

	Three Months Ended February 28		Six Months Ended February 28

	2003	2002	2003	2002

Net sales	$2,817.6	$2,974.6	$5,954.2	$6,126.8
Cost of sales	2,690.0	2,785.4	5,590.0	5,724.2

Gross profit	127.6	189.2	364.2	402.6
Operating expenses:
Selling, general and administrative	175.3	215.4	377.6	409.2
Research and development	21.4	21.2	43.5	33.7
Restructuring and impairment costs	56.9	174.7	158.7	247.6

Operating loss	(126.0)	(222.1)	(215.6)	(287.9)
Interest income	7.8	21.4	18.0	41.3
Interest expense	(55.0)	(62.5)	(111.5)	(105.2)
Other income-net	14.8	63.1	50.9	77.4

Loss before income tax benefit	(158.4)	(200.1)	(258.2)	(274.4)
Income tax benefit	(47.6)	(74.1)	(76.5)	(95.9)

Net loss	$(110.8)	$(126.0)	$(181.7)	$(178.5)

Basic and diluted net loss per share	$(0.13)	$(0.15)	$(0.22)	$(0.24)
Shares used to compute basic and diluted net
loss per share	827.6	818.0	825.9	740.9

See accompanying notes to condensed consolidated financial statements.

SOLECTRON CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in millions)
(unaudited)

	Three Months Ended February 28		Six Months Ended February 28

	2003	2002	2003	2002

Net loss	$(110.8)	$(126.0)	$(181.7)	$(178.5)
Other comprehensive income (loss):
Foreign currency translation adjustments	27.4	(42.0)	42.5	(118.6)
Unrealized gain (loss) on investments	0.4	(1.7)	0.1	(2.4)

Comprehensive loss	$(83.0)	$(169.7)	$(139.1)	$(299.5)

Accumulated unrealized foreign currency translation losses were $253.2 million at February 28, 2003 and $295.7 million at August 31, 2002. Foreign currency translation adjustments consist of adjustments to consolidate subsidiaries that use the local currency as their functional currency and transaction gains and losses related to intercompany dollar-denominated debt that is not expected to be repaid in the foreseeable future. Accumulated unrealized gains on investments were $10.4 million at February 28, 2003, and $10.3 million at August 31, 2002.

See accompanying notes to condensed consolidated financial statements.

SOLECTRON CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Six Months Ended February 28

	2003	2002

Cash flows from operating activities:
Net loss	$(181.7)	$(178.5)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	158.3	208.9
Amortization of debt issuance costs and accretion of discount on long-term debt	47.1	69.9
Inventory charge	76.3	—
Gain on retirement of debt	(38.3)	(46.7)
Loss (gain) on sale of property and equipment	1.2	(1.5)
Impairment of long-lived assets	28.9	93.3
Changes in operating assets and liabilities:
Accounts receivable, net	117.6	567.9
Inventories	169.7	1,245.4
Prepaid expenses and other current assets	32.6	48.9
Trade accounts payable, accrued expenses and other liabilities	(126.7)	(304.8)

Net cash provided by operating activities	$285.0	$1,702.8

Cash flows from investing activities:
Change in restricted cash, cash equivalents and short-term investments	$113.9	$(638.9)
Sales and maturities of short-term investments	228.0	407.6
Purchases of short-term investments	(52.8)	(490.2)
Acquisition of businesses	(3.8)	(215.1)
Acquisitions of manufacturing assets	(45.5)	—
Capital expenditures	(78.0)	(117.5)
Proceeds from sale of property and equipment	30.0	64.0
Supply agreement and other	48.3	(17.8)

Net cash provided by (used in) investing activities	$240.1	$(1,007.9)

Cash flows from financing activities:
Net repayment of bank lines of credit	$(81.2)	$(90.5)
Proceeds from issuance of ACES and Senior Notes	—	1,553.8
Net proceeds from issuance of long-term debt	—	145.7
Retirement of LYONs	(308.9)	(1,839.2)
Principal payments on long-term debt and capital lease obligations	(11.5)	(578.5)
Common stock repurchase	—	(4.5)
Settlement of derivative and other	26.9	(3.6)

Net cash used in financing activities	$(374.7)	$(816.8)

Effect of exchange rate changes on cash and cash equivalents	$28.4	$(140.0)

Net increase (decrease) in cash and cash equivalents	$178.8	$(261.9)
Cash and cash equivalents at beginning of period	1,781.9	2,482.3

Cash and cash equivalents at end of period	$1,960.7	$2,220.4

See accompanying notes to condensed consolidated financial statements.

SOLECTRON CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

NOTE 1 — Basis of Presentation and Recent Accounting Pronouncements

Basis of Presentation

The accompanying financial data as of February 28, 2003 and for the three and six months ended February 28, 2003 and 2002 has been prepared by Solectron, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The August 31, 2002 condensed consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. However, Solectron believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in Solectron’s Annual Report on Form 10-K for the fiscal year ended August 31, 2002.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of financial position as of February 28, 2003, and the results of operations, comprehensive loss and cash flows for the three and six months ended February 28, 2003 and 2002, have been made. The results of operations for the three and six months ended February 28, 2003 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

Solectron’s second quarters of fiscal 2003 and 2002 ended on February 28, 2003 and March 1, 2002, respectively. Solectron’s fiscal year ended on August 30, 2002. For clarity of presentation, Solectron has indicated its second quarters as having ended on February 28 and its fiscal year as having ended on August 31.

In the first and second quarters of fiscal 2003, Solectron classified certain expense items differently than in prior periods. Solectron has revised prior period financial information to conform the expense classifications to the current presentation. None of these reclassifications had any impact on net loss or net loss per share for the periods presented. These reclassifications are:

1.	Solectron adopted FASB Statement of Financial Accounting Standards (SFAS) No. 145 during the fourth quarter of fiscal 2002, which required that gains and losses on extinguishment of debt no longer be classified as an extraordinary item. Accordingly, Solectron reclassified gains on retirement of debt of $49.7 million and $46.7 million, respectively, for the three and six months ended February 28, 2002 from extraordinary to other income-net. Solectron also reclassified the income tax expense related to these gains of $18.6 million and $17.6 million, respectively, for the three and six months ended February 28, 2002 from extraordinary to income tax benefit.

2.	In fiscal 2003, Solectron began reporting other income and expense items as a separate line item rather than including such items in selling, general and administrative expenses. Accordingly, Solectron reclassified other income of $13.4 million and $30.7 million, respectively, for the three and six months ended February 28, 2002 from selling, general and administrative expenses to other income-net. The reclass for the six months ended February 28, 2002 included the $24 million originally reclassed from cost of sales to selling, general and administrative expenses described in our Annual Report on Form 10-K for the fiscal year ended August 31, 2002.

3.	In fiscal 2003, Solectron classified certain items in cost of sales that in previous periods were included in selling, general and administrative expenses. Accordingly, Solectron reclassified $11.5 million and $23.2 million, respectively, for the three and six months ended February 28, 2002 from selling, general and administrative expenses to cost of sales.

Recent Accounting Pronouncements

In August 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 requires that the fair value of an asset retirement obligation be recorded as a liability in the period in which the obligation is incurred. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. Solectron adopted SFAS No. 143 on September 1, 2002 and such adoption did not have a material impact on these condensed consolidated financial statements.

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which supersedes SFAS No. 121, “Accounting for Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” The primary objectives of SFAS No. 144 are to develop one accounting model based on the framework established in SFAS No. 121 for long-lived assets to be disposed of by sale and to address significant implementation issues identified after the issuance of SFAS No. 121. Solectron adopted SFAS No. 144 on September 1, 2002 and such adoption did not have a material impact on these condensed consolidated financial statements.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 requires that a liability for costs associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. SFAS No. 146 was effective for exit or disposal activities initiated after December 31, 2002. Adoption of SFAS No. 146 did not have a material impact on these condensed consolidated financial statements.

In December 2002, The FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” which amends SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Solectron has not yet assessed adoption of the fair-value recognition provisions as provided for in SFAS No. 123 and continues to apply APB No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for its stock-based compensation plans. APB No. 25 does not require options to be expensed when granted with an exercise price equal to fair market value. The disclosure requirements of SFAS No. 148 are effective for interim periods beginning after December 15, 2002.

In November 2002, the FASB issued Interpretation (FIN) No. 45, which requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantees. It also requires disclosure in interim and annual financial statements of its obligations under certain guarantees it has issued. The initial recognition and measurement provisions of FIN No. 45 are to be applied prospectively to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements for periods ending after December 15, 2002. Adoption of FIN No. 45 did not have a material impact on these condensed consolidated financial statements.

In January 2003, the FASB issued FIN No. 46, which requires variable interest entities, previously referred to as special-purpose entities or off-balance sheet structures, to be consolidated by a company if that company is subject to a majority of the risk of loss from the entity’s activities or is entitled to receive a majority of the entity’s returns or both. The consolidation provisions of FIN No. 46 apply immediately to variable interest entities created after January 31, 2003 and to existing entities in the first fiscal year or interim period beginning after June 15, 2003. Certain disclosure provisions apply in financial statements issued after January 31, 2003. Solectron does not expect this interpretation to have a material impact on its synthetic lease arrangements, as variable interest entities were not used in the transactions.

NOTE 2 — Inventories

Inventories consisted of:

	February 28	August 31
	2003	2002

Raw materials	$1,098.2	$1,308.5
Work-in-process	237.1	236.5
Finished goods	305.2	325.0

Total	$1,640.5	$1,870.0

NOTE 3 — Commitments and Contingencies

Lease Obligations

During fiscal 2002, Solectron restructured its synthetic lease agreements relating to five manufacturing sites. The synthetic leases have expiration dates in 2007. At the end of the lease term, Solectron has an option, subject to certain conditions, to purchase or to cause a third party to purchase the facilities subject to the synthetic leases for the “Termination Value,” which approximates the lessor’s original cost, or may market the property to a third party at a different price. Solectron is entitled to any proceeds from a sale of the properties to third parties in excess of the Termination Value and liable to the lessor for any shortfall. In connection with its restructuring of these synthetic leases, Solectron provided loans to the lessor equaling approximately 85% of its Termination Value. These loans are repayable solely from the sale of the properties to third parties in the future, are subordinated to the amounts payable to the lessor at the end of the synthetic leases, and may be credited against the Termination Value payable if Solectron purchases the properties. The approximate Termination Values and loan amounts were $125 million and $106 million, respectively, as of February 28, 2003.

In addition, cash collateral of $19 million is pledged for the difference between the Termination Values and the loan amounts. Each lease agreement contains various affirmative and financial covenants. A default under a lease, including violation of these covenants, may accelerate the termination date of the arrangement. Solectron was in compliance with these covenants as of February 28, 2003. Monthly lease payments are generally based on the Termination Value and 30-day LIBOR index (1.34% as of February 28, 2003) plus an interest-rate margin, which may vary depending upon Solectron’s Moody’s Investors’ Services and Standard and Poor’s ratings and are allocated between the lessor and Solectron based on the proportion of the loan amount to the total Termination Value for each synthetic lease.

Solectron accounts for these synthetic lease arrangements as operating leases in accordance with SFAS No. 13, “Accounting for Leases,” as amended. Solectron’s loans to the lessor were included in other long-term assets in the condensed consolidated balance sheet as of February 28, 2003.

If Solectron should determine that it is probable that the expected fair value of the property at the end of the lease term will be less than the Termination Value, any expected loss will be recognized on a straight-line basis over the remaining lease term.

Future minimum payments related to operating lease obligations, including the synthetic leases discussed above, are $74 million (for the remaining six months of fiscal 2003), $101 million, $59 million, $44 million, and $35 million for each of the years in the four-year period ending August 31, 2007 and an aggregate of $115 million for all years subsequent to August 31, 2007 combined.

Third Party Guarantees

Solectron guarantees $18 million of vendor contracts for its formerly minority-owned affiliate, Pacific City International Holdings. This guarantee expires in April 2003.

Legal Proceedings

Solectron is from time to time involved in various litigation and legal matters, including those described below. By describing the particular matters set forth below, Solectron does not intend to imply that the Company or their legal advisors have concluded or believe that the outcome of any of those particular matters is or is not likely to have a material adverse impact upon Solectron’s business or financial condition.

On August 29, 2002, ATEL Leasing Corporation, a lessor of manufacturing equipment to Solectron, filed suit against Solectron in the California Superior Court for the City and County of San Francisco (ATEL Leasing Corporation v. Solectron Corporation, Case No. 412011), alleging that ATEL is entitled to recover as “liquidated damages and not as a penalty” amounts equal to the “stipulated loss value” of all of the equipment leased to Solectron by ATEL under two equipment lease agreements, even though the equipment in question was neither lost nor damaged and Solectron was current on all lease installment payments (and had paid all applicable late payment fees) under the leases. ATEL’s complaint seeks “liquidated damages” of approximately $26 million, plus additional interest allegedly accruing thereon, and litigation expenses. Solectron believes ATEL’s claims are without merit, and that Solectron has meritorious defenses. Solectron has filed a cross-complaint against ATEL seeking damages and other appropriate relief.

On September 19, 2002, one of Solectron’s former employees filed a complaint filed in the Superior Court of the State of California, Santa Clara County, against Solectron asserting two claims for wrongful termination. The case is encaptioned Ronald Sorisho v. Solectron Corporation et al., Case No. CV811243. In the complaint, plaintiff alleges that he was wrongfully terminated by Solectron in supposed retaliation for his alleged efforts to ensure that Solectron timely recognized a charge for excess, obsolete and slow moving inventory in the Technology Solutions business unit. Plaintiff seeks compensatory damages in an amount “not less than $2.5 million” as well as punitive damages. Solectron believes Mr. Sorisho’s claims of wrongful termination are without merit and intends to vigorously defend itself. Solectron filed a motion with the court challenging the sufficiency of Mr. Sorisho’s complaint, and in response to this motion, Mr. Sorisho filed an amended complaint in which he dropped one of his two original wrongful termination claims, but added a new claim for purported defamation based upon statements attributed to Solectron in a news article regarding Mr. Sorisho’s allegations against Solectron. Solectron tendered the defense of the defamation claim to its insurance carrier and the insurance carrier has assumed the defense of the defamation claim, subject to a reservation of rights.

On March 6, 2003, a putative shareholder class action lawsuit was filed against Solectron and certain of its officers in the United States District Court for the Northern District of California alleging claims under Section 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder. The case is entitled Abrams v. Solectron Corporation et al., Case No. C-03-0986 CRB. The complaint alleges that the defendants issued false and misleading statements in certain press releases and SEC filings issued between September 17, 2001 and September 26, 2002. In particular, plaintiff alleges that the defendants failed to disclose and to properly account for excess and obsolete inventory in the Technology Solutions business unit during the relevant time period. The lawsuit seeks an unspecified amount of damages on behalf of the putative class. Additional complaints making similar allegations have been subsequently filed in the same court, and are entitled Ezra Charitable Trust v. Solectron Corporation et al., Case No. C-03-1037 CRB filed March 11, Diamond v. Solectron Corporation et al., Case No. C-03-1068 PJH filed March 12, Roberts v. Solectron Corporation et al., Case No. C-03-1184 JSW filed March 18, Johnson v. Solectron Corporation et al., Case No. C-03-1284 JSW filed March 25, Glaubach v. Solectron Corporation et al., Case No. C-03-1331 MJJ filed March 27, Buccinio v. Solectron Corporation et al., Case No. C-03-1336 MJJ filed March 27, and Small v. Solectron Corporation et al., Case No. C-03-1355 MJJ filed March 28. Consistent with the usual procedures for cases of this kind, Solectron anticipates that these cases (and any other similar putative shareholder class action suits which might be filed against Solectron) may be consolidated into a single consolidated action. Solectron intends to vigorously defend against the lawsuits, however, there can be no assurance that the outcome of these lawsuits will be favorable to Solectron or will not have a material adverse effect on Solectron’s business, financial condition and results of operations. In addition, Solectron may be forced to incur substantial litigation expenses in connection with defending this litigation.

On March 21, 2003, Solectron, all of the current members of its Board of Directors, and two former officers, were named as defendants in a shareholder derivative lawsuit entitled Lifshitz v. Cannon et al., Case No. CV815693, filed in the Santa Clara County, California Superior Court. The plaintiff alleges that he should be permitted to pursue litigation, purportedly for the benefit of Solectron, against the individual director and officer defendants for alleged mismanagement and waste of corporate assets during the period from May 2001 to the present, purported breaches of fiduciary duty, “constructive fraud,” “abuse of control,” and alleged violations of the California Corporations Code by certain of the individual defendants who sold some of their Solectron stockholdings during the period from September 2001 through September 2002. The complaint seeks an unspecified amount of compensatory and punitive damages, and the relinquishment of all profits realized by those individual defendants who sold Solectron stock during the relevant period, together with statutory penalties under California Corporations Code section 25402 which plaintiff alleges to be applicable to those sales of Solectron stock. Solectron does not believe plaintiff has adequately alleged a basis for plaintiff to appropriate for himself the duties of Solectron’s Board of Directors under applicable Delaware law, and intends to seek dismissal of the lawsuit.

NOTE 4 – Segment Information

As a result of its acquisition of C-MAC on December 3, 2001, Solectron made organizational changes and created the MicroSystems business unit. Solectron now has the following four business units: Global Operations, Technology Solutions, Global Services and MicroSystems. Each business unit has its own executive management and support staff. Solectron’s management uses an internal management reporting system, which provides financial data to evaluate performance and allocate resources for the four business units. Certain corporate expenses have been allocated to Solectron’s business units and were included for performance evaluation. The accounting policies for the segments were the same as for Solectron taken as a whole.

	Three Months Ended February 28		Six Months Ended February 28

	2003	2002	2003	2002

Net sales:
Global Operations	$2,172.8	$2,462.9	$4,668.5	$5,318.8
Technology Solutions	304.1	187.4	587.7	341.9
Global Services	247.6	223.1	499.0	364.9
MicroSystems	93.1	101.2	199.0	101.2

	$2,817.6	$2,974.6	$5,954.2	$6,126.8

Depreciation and amortization:
Global Operations	$51.9	$76.7	$109.4	$150.8
Technology Solutions	5.4	6.3	11.3	12.3
Global Services	8.4	7.6	17.4	11.9
MicroSystems	4.4	1.1	9.1	1.1
Corporate	6.7	14.6	11.1	32.8

	$76.8	$106.3	$158.3	$208.9

Interest income:
Global Operations	$0.9	$9.8	$2.6	$16.4
Technology Solutions	0.4	0.5	0.8	0.8
Global Services	0.2	0.1	0.5	0.3
MicroSystems	0.1	0.3	0.1	0.3
Corporate	6.2	10.7	14.0	23.5

	$7.8	$21.4	$18.0	$41.3

Interest expense:
Global Operations	$2.0	$5.9	$4.4	$8.9
Technology Solutions	0.1	0.2	0.1	0.4
Global Services	—	0.7	—	1.2
MicroSystems	0.6	0.5	1.0	0.5
Corporate	52.3	55.2	106.0	94.2

	$55.0	$62.5	$111.5	$105.2

Loss before income tax benefit:
Global Operations	$(116.3)	$(332.5)	$(135.2)	$(383.7)
Technology Solutions	(6.4)	(14.5)	(7.7)	(18.5)
Global Services	3.6	21.1	14.3	24.8
MicroSystems	—	(1.6)	(2.8)	(1.6)
Corporate	(39.3)	127.4	(126.8)	104.6

	$(158.4)	$(200.1)	$(258.2)	$(274.4)

Capital expenditures:
Global Operations	$20.9	$29.1	$46.6	$65.9
Technology Solutions	3.5	2.0	6.0	7.1
Global Services	8.8	14.8	19.1	26.7
MicroSystems	1.0	3.4	2.6	3.4
Corporate	2.2	5.6	3.7	14.4

	$36.4	$54.9	$78.0	$117.5

Geographic net sales:
United States	$1,036.6	$1,225.5	$2,122.9	$2,404.3
Other North and Latin America	325.6	337.4	754.3	663.8
Europe	440.5	477.0	961.2	1,028.0
Malaysia	324.2	315.9	653.5	728.6
Other Asia Pacific	690.7	618.8	1,462.3	1,302.1

	$2,817.6	$2,974.6	$5,954.2	$6,126.8

	February 28	August 31
	2003	2002

Total Assets:
Global Operations	$6,307.1	$7,150.2
Technology Solutions	583.8	499.7
Global Services	832.1	808.2
MicroSystems	248.4	273.5
Corporate	2,424.8	2,282.4

	$10,396.2	$11,014.0

Total Assets:
United States	$4,436.6	$4,624.1
Other North and Latin America	1,483.8	1,594.8
Europe	1,458.8	1,575.2
Malaysia	1,144.4	1,213.2
Other Asia Pacific	1,872.6	2,006.7

	$10,396.2	$11,014.0

NOTE 5. Long-Term Debt

Liquid Yield Option Notes (LYONs)

In November 2000, Solectron issued 2.9 million LYONs at an issue price of $524.78 per note, which resulted in gross proceeds to Solectron of approximately $1.5 billion. These notes are unsecured and unsubordinated indebtedness of Solectron. Solectron will pay no interest prior to maturity. Each note has a yield of 3.25% with a maturity value of $1,000 on November 20, 2020. Each note is convertible to common shares at any time by the holder at a conversion rate of 11.7862 shares per note. Holders may require Solectron to purchase all or a portion of their notes on May 20, 2004, November 20, 2005 and 2010, at prices of $587.46, $616.57 and $724.42 per note, respectively, payable in cash or common stock at the option of Solectron. Also, each holder may require Solectron to repurchase all or a portion of such holder’s notes if a change in control of Solectron occurs on or before May 20, 2004. Solectron, at its option, may redeem all or a portion of the notes at any time on or after May 20, 2004. Solectron is amortizing the issue discount through May 20, 2004. During the first quarter of fiscal 2003, Solectron repurchased a portion of these LYONs with a carrying amount totaling $205 million for $171 million in cash, which resulted in a gain of $34 million. During the second quarter of fiscal 2003, Solectron repurchased a portion of these LYONs with a carrying amount of $131 million for $127 million in cash, which resulted in a gain of $4 million. The remaining accreted value of these notes was approximately $1.1 billion as of February 28, 2003 and Solectron may be obligated to purchase these notes on May 20, 2004 for approximately $1.1 billion in cash or common stock or a combination of both.

In May 2000, Solectron issued 4.025 million LYONs at an issue price of $579.12 per note, which resulted in gross proceeds to Solectron of approximately $2.3 billion. These notes are unsecured and unsubordinated indebtedness of Solectron. Solectron will pay no interest prior to maturity. Each note has a yield of 2.75% with a maturity value of $1,000 on May 8, 2020. Each note is convertible at any time by the holder to common shares at a conversion rate of 12.3309 shares per note. Holders may require Solectron to purchase all or a portion of their notes on May 8, 2003 and 2010, at prices of $628.57 and $761.00 per note, respectively. Also, each holder may require Solectron to repurchase all or a portion of such holder’s notes upon a change in control of Solectron occurring on or before May 8, 2003. Solectron, at its option, may redeem all or a portion of the notes at any time on or after May 8, 2003. Solectron is amortizing the issue discount through May 8, 2003. During the first quarter of fiscal 2003, Solectron repurchased a portion of these LYONs with a carrying amount totaling $11 million for $11 million in cash, which resulted in no gain or loss. The remaining accreted value of these notes was $522 million as of February 28, 2003 and Solectron may be obligated to purchase these notes on May 8, 2003 for $524 million. As of February 28, 2003, these LYONs are included in short-term debt in the accompanying condensed consolidated balance sheet. On March 31, 2003, Solectron announced its intention to repurchase any of these LYONs put to it with cash on May 8, 2003.

Adjustable Conversion-Rate Equity Securities (ACES)

During the second quarter of fiscal 2002, Solectron closed its public offering of $1.1 billion or 44 million units of 7.25% ACES. Each ACES unit has a stated amount of $25.00 and consists of (a) a contract requiring the holder to purchase, for $25.00, a number of shares of Solectron common stock to be determined on November 15, 2004, based on the average trading price of Solectron’s common stock at that time and certain specified settlement rates ranging from 2.1597 shares of Solectron’s common stock per purchase contract to 2.5484 shares of Solectron’s common stock per purchase contract (subject to certain anti-dilution adjustments); and (b) a $25 principal amount of 7.25% subordinated debenture due 2006. Solectron received gross proceeds of approximately $1.1 billion from the transaction. Solectron allocated $46.9 million to the fair value of the purchase contracts and recorded this amount in additional paid-in capital. The debentures initially were held and pledged for Solectron’s benefit to secure the holders’ obligation to purchase Solectron’s common stock on November 15, 2004. On or about August 15, 2004, the ACES debentures will be remarketed and, if the remarketing is successful, the interest rate will be reset at then current rates as described in the indentures and the proceeds from the remarketing will be used to satisfy the holders’ obligation to purchase Solectron’s common stock in November 2004. If the debentures are not successfully remarketed, the interest rate will not be reset and Solectron may use the pledged debentures to satisfy the holders’ obligation to purchase Solectron’s common stock in November 2004. Approximately $60 million of cash, cash equivalents and short-term investments as of February 28, 2003 were restricted as collateral related to the obligations for the next three quarterly interest payments.

9.625% Senior Notes

On February 8, 2002, Solectron issued an aggregate principal amount of $500 million of 9.625% senior notes due 2009. Solectron is required to pay interest on the notes in cash on February 15 and August 15 of each year. The indenture governing the terms of these notes contains restrictive provisions, which limit Solectron and its subsidiaries from making distributions on their capital stock, investments, incurring debt, issuing preferred stock and engaging in assets sales, among others.

7.375% Senior Notes

In March 1996, Solectron issued $150 million aggregate principal amount of senior notes. These notes are in denominations and have a maturity value of $1,000 each and are due on March 1, 2006. Interest is payable semiannually at a rate of 7.375% per annum. The notes may not be redeemed prior to maturity.

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

Solectron periodically hedges foreign currency forecasted transactions with foreign exchange forward contracts. These transactions are treated as cash flow hedges in accordance with SFAS No. 133. As of February 28, 2003, these foreign exchange forward contracts have maturities of six months or less.

As of February 28, 2003, Solectron had outstanding foreign exchange forward contracts with a total notional amount of $328 million.

Solectron also uses interest rate swaps to hedge its mix of short- and long-term interest rate exposures resulting from Solectron’s debt obligations. During the third quarter of fiscal 2002, Solectron entered into interest rate swap transactions under which it paid variable rates and received fixed rates. The interest rate swaps had a total notional amount of $1 billion; $500 million related to Solectron’s $1.1 billion ACES and expires on November 15, 2004 and $500 million related to the 9.625% $500 million senior notes and expired on February 15, 2009. Under each of these swap transactions, Solectron paid an interest rate equal to the 3-month LIBOR rate plus a fixed spread. In exchange, Solectron received fixed interest rates of 7.25% on the $500 million related to the ACES and 9.625% on the $500 million related to the senior notes. These swap transactions effectively replaced the fixed interest rates that the Company must pay on a portion of its ACES and all its 9.625% senior notes with variable interest rates. These swaps were designated as fair value hedges under SFAS No. 133. On November 15, 2002, the original $500 million of swaps related to the senior notes were settled. This settlement resulted in cash received and a gain of approximately $26 million, which is being amortized over the remaining life of the senior notes. Also on November 15, 2002, Solectron entered into an additional $500 million of swaps with similar terms and designated the swaps as fair value hedges of the senior notes under SFAS No. 133.

The fair values of the derivatives referred to above have not been significant.

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

NOTE 7. Goodwill and Intangible Assets

The following is provided in accordance with Solectron’s adoption of the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” during fiscal 2002. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually. Solectron performed this test during the fourth quarter of fiscal 2002, which resulted in an impairment of approximately $2.6 billion. SFAS No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated lives to their estimated residual values and be reviewed for impairment according to SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

Goodwill

Goodwill information for each reportable segment is as follows:

	August 31	Goodwill	February 28
	2002	Adjustments*	2003

Global Operations	$1,608.9	$33.3	$1,642.2
Technology Solutions	79.5	(0.3)	79.2
Global Services	407.6	5.8	413.4
MicroSystems	67.9	1.0	68.9

	$2,163.9	$39.8	$2,203.7

*	Goodwill adjustments were primarily made based on the final appraisal received during the first quarter of fiscal 2003 related to the acquisition of C-MAC. No significant additions resulted from acquisitions during fiscal 2003.

Other Intangible Assets

The Company’s intangible assets are categorized into three main classes: supply agreements, intellectual property agreements and other. The supply agreements primarily resulted from Solectron’s acquisitions of several Nortel manufacturing facilities. The second class primarily consists of intellectual property agreements resulting from Solectron’s acquisitions of various IBM facilities. The third class, other, consists of miscellaneous acquisition related costs from Solectron’s various asset purchases. The following tables summarize the gross amounts and accumulated amortization for each major class as of February 28, 2003 and August 31, 2002:

February 28, 2003:

	Supply	Intellectual Property
	Agreements	Agreements	Other	Total

Gross amount	$228.1	$108.5	$127.2	$463.8
Accumulated amortization	(85.5)	(39.9)	(71.5)	(196.9)

Carrying value	$142.6	$68.6	$55.7	$266.9

August 31, 2002:

	Supply	Intellectual Property
	Agreements	Agreements	Other	Total

Gross amount	$445.1	$106.4	$163.5	$715.0
Accumulated amortization	(80.7)	(34.6)	(61.7)	(177.0)
Impairment	(191.2)	—	(40.5)	(231.7)

Carrying value	$173.2	$71.8	$61.3	$306.3

Amortization expense for the second quarter of fiscal 2003 was $11 million. The Company expects that its annual amortization expense reportable as required by SFAS No. 142 for these intangibles would be approximately $46 million for each of the next three fiscal years and $44 million for the two subsequent fiscal years.

NOTE 8 – Acquisitions and Divestiture

Acquisitions

On February 3, 2003 Solectron entered into a five-year supply agreement with HP to produce printed circuit boards and memory modules for HP’s mid- and high-end enterprise servers, as well as other products. In connection with this supply agreement, Solectron paid approximately $5 million to acquire certain operating assets. This transaction was treated as an asset purchase and Solectron allocated the purchase price based on the fair values of the assets acquired and liabilities assumed. The $5 million was allocated to inventory, other assets, property, plant, equipment and intangible assets. In addition, Solectron agreed to pay HP $52 million if HP meets certain minimum revenue targets over the next five years. If and when HP meets these targets, the $52 million will be paid and recorded as a sales rebate.

Solectron also acquired an IBM asset recovery operation in North Carolina and a call and technical support service center in Italy for an aggregate purchase price of approximately $14 million in cash during the second quarter of fiscal 2003.

Divestiture

On May 31, 2002, Solectron announced the completion of a three-year supply agreement to produce optical networking equipment for Lucent. As part of the three-year supply agreement, Solectron purchased equipment and inventory related to Lucent’s optical product lines for approximately $99 million in cash. This acquisition was accounted for as a purchase of assets. Subsequently, as a result of significant changes in the marketplace and decreased demand, both parties agreed in October 2002 to unwind this supply agreement. During the first quarter of fiscal 2003, Solectron received approximately $48 million in cash from Lucent to unwind this agreement. No gain or loss was realized with respect to this unwind transaction as the cash received was equal to the carrying value of the assets divested. Solectron ceased production under this agreement in March 2003.

NOTE 9 – Restructuring and Impairment

In the second quarter of fiscal 2001, Solectron initiated a restructuring of its operations in light of the current economic downturn. The measures, which included reducing the workforce, consolidating facilities and changing the strategic focus of a number of sites, were largely intended to align Solectron’s capacity and infrastructure to the reduced level of customer demand as well as to rationalize its footprint worldwide. Additional charges have been incurred as more was learned about the extent and depth of the economic downturn. For leased facilities that will be abandoned and subleased, the lease costs accrued represent future lease payments subsequent to abandonment less estimated sublease income. For facilities and equipment held for disposal, the impairment loss recognized was based on the fair value less costs to sell with fair value based on estimates of existing market prices for similar assets. These restructuring charges are based on estimates that are subject to change. The following summarizes Solectron’s restructuring since the activities were initiated in fiscal 2001.

Three and six months ended February 28, 2003 and 2002

Solectron continued its restructuring activities in the second quarter of fiscal 2003 and total restructuring and impairment costs of $56.9 million were charged against earnings. The following table summarizes restructuring charges included in the accompanying condensed consolidated statements of operations:

	Three Months Ended February 28		Six Months Ended February 28

	2003	2002	2003	2002	Nature

Impairment of equipment	$2.7	$34.7	$20.9	$66.1	non-cash
Impairment of facilities	—	9.9	0.6	13.9	non-cash
Impairment of IT software and other assets	7.4	10.5	7.4	13.3	non-cash

Impairment of equipment, facilities and other	$10.1	$55.1	$28.9	$93.3

Severance and benefit costs	$52.9	$40.4	$114.3	$68.7	cash
Loss on leased equipment *	(7.1)	16.5	(4.2)	17.8	cash
Loss on leased facilities	1.0	55.0	7.9	56.1	cash
Other exit costs	—	7.7	11.8	11.7	cash

Total	$56.9	$174.7	$158.7	$247.6

*	Negative amounts represent provision adjustments to previously recorded restructuring charges.

The employee severance and benefit costs included in the restructuring charges recorded in the second quarter of fiscal 2003 related to approximately 2,400 full time positions worldwide, all of which have been eliminated. Approximately 60% of the positions were in the Americas region, 37% were in Europe and 3% were in Asia/Pacific. The employment reductions primarily affected employees in manufacturing and back office support functions within the Global Operations business unit. Facilities and equipment subject to restructuring were also primarily located in the Americas and Europe within the Global Operations business unit.

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

Fiscal 2002 and 2001

The following table summarizes restructuring charges recorded in fiscal years 2002 and 2001:

	Years Ended August 31

	2002	2001	Nature

Impairment of equipment	$127.8	$188.2	non-cash
Impairment of facilities	81.0	37.7	non-cash
Impairment of other long-lived assets	142.3	42.2	non-cash

Impairment of equipment, facilities and other	$351.1	$268.1
Severance and benefit costs	$119.8	$70.0	cash
Loss on leased equipment	23.8	117.5	cash
Loss on leased facilities	80.3	56.4	cash
Other exit costs	40.5	5.3	cash

Total	$615.5	$517.3

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

The following table summarizes the restructuring accrual activity from initiation of Solectron’s activities through February 28, 2003:

	Severance	Lease Payments	Lease Payments
	and Benefits	on Facilities	on Equipment	Other	Total

Balance of accrual at September 1, 2000	$—	$—	$—	$—	$—
FY2001 Provision	70.0	56.4	117.5	5.3	249.2
FY2001 Cash payments	(70.0)	(5.5)	(5.0)	(0.9)	(81.4)

Balance of accrual at August 31, 2001	$—	$50.9	$112.5	$4.4	$167.8
FY2002 Provision	119.8	84.2	30.3	40.5	274.8
FY2002 Provision adjustments	—	(3.9)	(6.5)	—	(10.4)
FY2002 Cash payments	(113.7)	(67.1)	(72.2)	(44.6)	(297.6)

Balance of accrual at August 31, 2002	$6.1	$64.1	$64.1	$0.3	$134.6
Q1-FY03 Provision	61.4	6.9	2.9	11.8	83.0
Q1-FY03 Cash payments	(61.0)	(9.1)	(35.8)	(0.6)	(106.5)

Balance of accrual at November 30, 2002	$6.5	$61.9	$31.2	$11.5	$111.1
Q2-FY03 Provision	52.9	—	—	—	52.9
Q2-FY03 Provision adjustments	—	1.0	(7.1)	—	(6.1)
Q2-FY03 Cash payments	(42.4)	(6.3)	(15.4)	(10.7)	(74.8)

Balance of accrual at February 28, 2003	$17.0	$56.6	$8.7	$0.8	$83.1

The remaining severance and benefit cash expenditures are expected to be paid by the first quarter of fiscal 2004. The current estimates accrued for lease payments on facilities and equipment will be paid over their respective lease terms and Solectron plans to attempt to terminate these leases, if favorable terms are available. Cash expenditures for other costs are expected to be paid by the fourth quarter of fiscal 2003. Solectron expects to fund cash expenditures related to restructuring activities from cash generated from operations.

NOTE 10 – Loss Per Share Calculation

The calculation of loss per share for the three and six months ended February 28, 2003 did not include the weighted average impact of the 33.3 million common shares issuable upon conversion of Solectron’s LYONs, 112.1 million common shares issuable upon conversion of the Company’s ACES and 67.9 million options to purchase common stock, as the effect would have been antidilutive.

The calculation of loss per share for the three and six months ended February 28, 2002 did not include the weighted average impact of the 61.7 million common shares issuable upon conversion of Solectron’s LYONs and 57.7 million options to purchase common stock, as the effect would have been antidilutive.

NOTE 11 – Subsequent Event

On March 21, 2003, Standard and Poor’s downgraded Solectron’s senior unsecured debt rating to “BB-” with a negative outlook. This rating downgrade does not increase Solectron’s cost of capital should it borrow under its revolving lines of credit, but may make it more expensive for Solectron to raise additional capital in the future.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking Statements

With the exception of historical facts, the statements contained in this discussion are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are subject to the Safe Harbor provisions created by that statute, including but not limited to:

•	the anticipated financial impact of recent and future acquisitions;

•	the timing and amount of our planned restructuring activities and related estimated cost savings;

•	the anticipated percentage of our sales from systems-build projects in our Global Operations business unit and turn-key projects in our Technology Solutions business unit;

•	the expansion of our low-cost manufacturing capacity and redirection of our manufacturing operations to lower-cost facilities;

•	our ability to weather the current economic downturn with sustainable long-term cost structure to support improved operating efficiency and margins;

•	the anticipated production levels and revenues of manufacturing and supply agreements with customers, including the agreement with HP announced on February 3, 2003;

•	the potential impact of our current litigation and environmental liability exposure; and

•	certain statements contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

     We intend that these forward-looking statements be subject to the safe harbors created by those provisions. These forward-looking statements are based on current expectations, forecasts and assumptions involving risks and uncertainties that could cause actual outcomes to differ materially. These statements are generally accompanied by words such as “intend,” “anticipate,” “believe,” “estimate,” “expect” and other similar words and statements. These risks and uncertainties, which in some instances are beyond our ability to control, include but are not limited to:

•	interruptions to our business and the businesses of our suppliers and customers as a result, or in anticipation, of international conflict of war;

•	the current global economic slowdown and declining customer demand for our services and products;

•	risks associated with the cyclical nature of the electronics industry;

•	our ability to compete successfully to win new business and customers and to retain existing customers as well as the level of success of our new competitors;

•	opportunities and needs for acquisitions of assets and/or businesses, changes in interest rates and other financial market conditions, and other developments or conditions, which might constrain our ability or willingness to repay our existing indebtedness;

•	our expectations concerning our ability to realize revenues from customer bid wins depends on our customers’ actual production schedules which in turn depend on end-user demand which is difficult to predict;

•	our ability to realize the benefit of anticipated cost-savings, due to our restructuring initiatives and otherwise, is dependent on factors that may be beyond our control;

•	our ability to integrate into our existing business the operations of C-MAC and our other recent and future acquisitions effectively; and

•	our ability to sell excess or obsolete inventory to customers or third parties.

For more information about risks and uncertainties, see “Risk Factors” and reports filed by Solectron with the Securities and Exchange Commission, specifically, Forms 10-K, 8-K, 10-Q, S-3, S-4 and S-8. Although we believe that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate. Therefore, we can give no assurance that the results implied by these forward-looking statements will be realized. The inclusion of this forward-looking information should not be regarded as a representation by our company or any other person that the future events, plans or expectations contemplated by Solectron will be achieved. Furthermore, past performance in operations and share price is not necessarily indicative of future performance. We disclaim any intention or obligation to update or revise any forward-looking statements contained in the documents incorporated by reference herein, whether as a result of new information, future events or otherwise.

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

We generally execute supply agreements with our significant customers in our Global Operations business unit. Under these supply agreements, the responsibility for excess or obsolete inventory related to raw materials that we purchased or ordered to meet customers’ demand forecasts primarily lies with our customers. However, we are responsible for excess and obsolete inventory resulting from inventory purchases in excess of inventory needed to meet customer demand forecasts at the time the purchase commitments were made, as well as inventory purchases not covered by our supply agreements with our customers.

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

We do not provide inventory allowances for excess and obsolete inventory when (i) the supply agreement provides us with the contractual right to sell inventory that is considered excess or obsolete back to our customers, and (ii) we believe the customer is capable of honoring its contractual obligation to purchase the inventory. If our customers do not comply with their contractual obligations, the inventory reserves included in our financial statements may be understated. For example, we are subject to the risk that a customer may not comply with its contractual obligation to purchase the excess and obsolete inventory under a supply agreement because the customer is experiencing weakening financial condition. Several of our customers, including customers who have accounted for 10% or more of revenue, are in the telecommunications industry, an industry that has experienced declining revenue, large losses, negative cash flows, and several bankruptcies or defaults on borrowing arrangements. There is a risk that these customers may not purchase inventory back from us, which could harm our financial condition.

For our Global Operations business unit, we record inventory reserves for excess and obsolete inventory that we have determined our customers are not responsible for or are unable to live up to their obligation to purchase such inventory from us and we do not expect to be able to use in production or sell to third parties. For our other business units, we make judgments with respect to recording inventory reserves based on various factors such as the aging and anticipated future demand of the inventory, as well as the applicable provisions of any relevant customer contracts. In these other units, we more often do not have the right to require our customers to purchase excess or obsolete inventory.

Allowance for Doubtful Accounts

We evaluate the collectibility of our accounts receivable based on a combination of factors. Where we are aware of circumstances that may impair a specific customer’s ability to meet its financial obligations to us, we record a specific allowance against amounts due to us and thereby reduce the net receivable to the amount we reasonably believe will be collected. For all other customers, we recognize allowances for doubtful accounts based on the length of time the receivables are outstanding, industry and geographic concentrations, the current business environment and our historical experience. If the financial condition of our customers deteriorates or if economic conditions worsen, additional allowances may be required.

Goodwill

We perform goodwill impairment tests annually during the fourth quarter of our fiscal year and more frequently if an event or circumstance indicates that an impairment loss has occurred. Such events or circumstances may include significant adverse changes in the general business climate, among others. We perform the impairment tests at the reporting unit level, which we have determined to be consistent with our business units (as defined in Note 4 to the condensed consolidated financial statements) except for our Technology Solutions and Global Services business units, which were disaggregated further into two reporting units each resulting in a total of six reporting units. The tests are performed by determining the fair values of our reporting units using a discounted future cash flow model and comparing those fair values to the carrying values of the reporting units, including goodwill. If the fair value of a reporting unit is less than its carrying value, we then allocate the fair value of the unit to all the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit’s fair value was the purchase price to acquire the reporting unit. The excess of the fair value of the reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of the goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The process of evaluating the potential impairment of goodwill is subjective and requires judgment at many points during the test including future revenue forecasts, discount rates and various reporting unit allocations.

Other Intangible Assets

We perform impairment tests for other intangible assets as required by generally accepted accounting principles. Our intangible assets are primarily related to supply agreements and intellectual property obtained from asset acquisitions. Such an asset is considered impaired if its carrying amount exceeds the sum of the undiscounted cash flows expected to result from the use and ultimate disposition of the asset. If such asset is considered to be impaired, the impairment to be recognized is the amount by which the carrying amount of the asset, if any, exceeds its fair value determined using a discounted cash flow model. While our cash flow assumptions and estimated useful lives are consistent with our business plans, there is significant judgment involved in determining the cash flows attributable to our other intangible assets.

Restructuring and Related Impairment Costs

We have recorded restructuring and impairment costs as we rationalized our operations in light of customer demand declines and the current economic downturn. These restructuring and impairment charges include employee severance and benefit costs, costs related to leased facilities that will be abandoned and subleased, owned facilities no longer used by us which will be disposed of, costs related to leased equipment that has been or will be abandoned, and impairment of owned equipment that will be disposed of. For owned facilities and equipment, the impairment loss recognized was based on the fair value less costs to sell, with fair value estimated based on existing market prices for similar assets. Severance and benefit costs associated with restructuring activities initiated prior to January 1, 2003 were recorded in compliance with Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination

Benefits and Other Costs to Exit an Activity.” Severance and benefit costs associated with restructuring activities initiated on or after January 1, 2003 are recorded in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” For leased facilities that will be abandoned and subleased, the estimated lease loss accrued represents future lease payments subsequent to abandonment less any estimated sublease income. In order to estimate future sublease income, we work with an independent broker to determine the length of time until we believe we can sublease a facility (generally estimated at 24 months) and the amount of rent we can expect to receive. As of February 28, 2003, the majority of the facilities we plan to sublease have not been subleased and, accordingly, our estimates of expected sublease income could change based on factors that affect our ability to sublease those facilities such as general economic conditions and the real estate market, among others. See Note 9 to the condensed consolidated financial statements, “Restructuring and Impairment,” for further discussion of our restructuring activities.

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

	Three Months Ended February 28		Six Months Ended February 28

	2003	2002	2003	2002

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	95.5	93.6	93.9	93.4

Gross profit	4.5	6.4	6.1	6.6
Operating expenses:
Selling, general and administrative	6.2	7.2	6.3	6.7
Research and development	0.8	0.7	0.7	0.6
Restructuring and impairment costs	2.0	5.9	2.7	4.0

Operating loss	(4.5)	(7.4)	(3.6)	(4.7)
Interest income	0.3	0.7	0.3	0.7
Interest expense	(1.9)	(2.1)	(1.9)	(1.7)
Other income — net	0.5	2.1	0.9	1.2

Loss before income tax benefit	(5.6)	(6.7)	(4.3)	(4.5)
Income tax benefit	(1.7)	(2.5)	(1.3)	(1.6)

Net loss	(3.9)%	(4.2)%	(3.0)%	(2.9)%

Net Sales

We are organized in four business units: Global Operations, Technology Solutions, Global Services and MicroSystems which was established from our acquisition of C-MAC during the second quarter of fiscal 2002. Our largest business unit, Global Operations, provided 77.1% and 78.4% of net sales, respectively, for the three and six months ended February 28, 2003 compared to 82.8% and 86.8% of net sales for the corresponding periods of fiscal 2002. Our Technology Solutions business unit contributed 10.8% and 9.9% of net sales, respectively, for the three and six months ended February 28, 2003 compared to 6.3% and 5.6%, respectively, for the corresponding periods in fiscal 2002. Our Global Services business unit contributed 8.8% and 8.4% of net sales, respectively, for the three and six months ended February 28, 2003 compared to 7.5% and 6.0% of net sales, respectively, for the corresponding periods in fiscal 2002. Our MicroSystems business unit contributed 3.3% for both the three and six months ended February 28, 2003 compared to 3.4% and 1.6% of net sales, respectively, for the corresponding periods in fiscal 2002.

Global Operations Business Unit

Net sales from our Global Operations business unit decreased to $2.2 billion and $4.7 billion, respectively, for the three and six months ended February 28, 2003 compared to $2.5 billion and $5.3 billion, respectively, for the corresponding periods in fiscal 2002. This represents decreases of 11.8% and 12.2%, respectively, for the three and six months ended February 28, 2003 from the corresponding periods of fiscal 2002. These decreases primarily resulted from weakness in end markets for networking, communications and PC/notebooks, a gaming console OEM’s decision to move production back in-house partially offset by strength in our computing segment and our smaller business and asset acquisitions during the past year as well as the acquisition of C-MAC in the second quarter of 2002.

Technology Solutions Business Unit

Net sales from our Technology Solutions business unit increased to $304.1 million and $587.7 million, respectively, for the three and six months ended February 28, 2003 compared to $187.4 million and $341.9 million, respectively, for the corresponding periods in fiscal 2002. This represents increases of 62.3% and 71.9%, respectively, for the three and six months ended February 28, 2003 over the corresponding periods of fiscal 2002. The increases were primarily due to increased demand for memory products and embedded computer systems resulting in business wins from new and existing customers.

Global Services Business Unit

Net sales from our Global Services business unit increased to $247.6 million and $499.0 million, respectively, for the three and six months ended February 28, 2003 compared to $223.1 million and $364.9 million, respectively, for the corresponding periods in fiscal 2002. This represents increases of 11.0% and 36.7%, respectively, for the three and six months ended February 28, 2003 over the corresponding periods of fiscal 2002. These increases primarily resulted from our acquisitions of Magnetic Data Technologies in June 2002, a call and technical support services center in Europe and IBM’s global asset recovery operations both in the second quarter of fiscal 2003 as well as higher demand for after-sales support service.

MicroSystems Business Unit

Net sales from our MicroSystems business unit were $93.1 million and $199.0 million, respectively, for the three and six months ended February 28, 2003. Net sales for the second quarter of fiscal 2002 were $101.2 million. This represents a decrease of 8.0% for the second quarter of fiscal 2003 compared to the second quarter of fiscal 2002, primarily due to lower customer demand.

International Sales

In the three and six months ended February 28, 2003, our international locations contributed approximately 63% and 64%, respectively, of consolidated net sales compared to approximately 59% and 61%, respectively, for the corresponding periods of fiscal 2002. Net sales from our international sites, as a percentage of consolidated net sales, continue to grow primarily due to project transfers from sites in the United States to low-cost locations including Asia/Pacific, Eastern Europe and Latin America. Our international operations are subject to various risks of doing business abroad. See “Risk Factors” for additional factors relating to possible fluctuations of our international operating results. While these dynamics have not materially harmed our results of operations, we cannot ensure that there will not be such an impact in the future.

Major Customers

Certain customers accounted for 10% or more of our net sales. The following table includes these customers and the percentage of net sales attributed to them:

	Three Months Ended February 28		Six Months Ended February 28

	2003	2002	2003	2002

Hewlett-Packard	12.0%	11.9%	11.8%	11.3%
Nortel Networks	11.1%	15.9%	11.0%	14.7%
Cisco Systems	10.1%	10.9%	*	11.0%

*	Less than 10% of net sales.

Our top ten customers accounted for approximately 58% of consolidated net sales for both the three and six months ended February 28, 2003 compared to approximately 66% and 69%, respectively, in corresponding periods of fiscal 2002. We are dependent upon continued revenues from the customers listed above as well as our other large customers. Sales to these or any other customers could increase or decrease as a percentage of consolidated net sales either individually or as a group. Consequently, any material decrease in sales to these or other customers could materially harm our results of operations.

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

Gross Profit

Our gross margin percentage decreased to 4.5% and 6.1% for the three and six months ended February 28, 2003, respectively, compared to 6.4% and 6.6% for the corresponding periods in fiscal 2002. Our margin continues to be negatively affected by inefficiencies associated with reduced demand and also a $76.3 million inventory charge related to excess and obsolete inventory in our Global Operations business unit during the second quarter of fiscal 2003, which was taken due to the continued depressed condition of the telecommunications market. Our margin was also negatively affected by certain incremental costs incurred to meet customer requirements in the repair business within our Global Services business unit. In addition, since manufacturing transfer costs have been accounted for as operational costs versus restructuring costs, they have negatively affected our gross margin as transfers have been accelerated. Although we have begun to see the benefits of our restructuring activities and improved product mix on our margin, further demand reductions and the inventory charge more than offset the benefit of our restructuring activities.

For our Global Operations business unit, we anticipate that a larger percentage of our sales may be derived from systems-build projects that generally yield lower profit margins than PCB assembly. We expect most of our Technology Solutions sales may continue to be derived from turnkey projects, which typically yield lower profit margins than consignment projects. In addition, factors affecting Technology Solutions profit margins include the sales mix of specialty memory modules, standard memory modules, communication card products and embedded computer systems, as well as changes in average memory densities used in memory products.

In the foreseeable future, our overall gross margin will depend primarily on product mix, production efficiencies, utilization of manufacturing capacity, start-up and integration costs of new and acquired businesses, percentage of sales derived from systems-build and turnkey projects, pricing within the electronics industry, component costs and delivery linearity, the cost structure at individual sites and unanticipated restructuring or inventory charges. Over time, gross margins at the individual sites and for Solectron as a whole may continue to fluctuate. Increases in the systems-build business or turnkey projects, additional costs associated with new projects and price erosion within the electronics industry could harm our gross margin.

In addition, we have experienced component shortages in the past. While component availability fluctuates from time to time and is still subject to lead-time and other constraints, this could negatively affect our gross margin and might have a negative impact on our sales and gross margins for the foreseeable future. Therefore, we cannot ensure that our gross margin will not fluctuate or decrease in future periods.

Sales of inventory previously written down or written off have not been significant and have not had any material impact on our gross margins to date.

See Note 1 to the condensed consolidated financial statements, “Basis of Presentation and Recent Accounting Pronouncements,” for discussion of certain reclassifications affecting gross profit.

Selling, General and Administrative Expenses

Selling, general and administrative (SG&A) expenses decreased $40.1 million or 18.7% for the second quarter of fiscal 2003 compared to the second quarter of fiscal 2002. SG&A expenses decreased $31.6 million or 7.7% for the six months ended February 28, 2003 compared to the corresponding period in fiscal 2002. As a percentage of net sales, SG&A decreased to 6.2% and 6.3%, respectively, for the three and six months ended February 28, 2003 compared to 7.2% and 6.7% for the corresponding periods in fiscal 2002. The decreases were primarily due to headcount and other SG&A expense reductions resulting from our continued restructuring activities and cost containment partially offset by higher SG&A expenses resulting from our acquisitions including C-MAC.

See Note 1 to the condensed consolidated financial statements, “Basis of Presentation and Recent Accounting Pronouncements,” for discussion of certain reclassifications affecting SG&A expenses.

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

R&D expenses for the second quarter of fiscal 2003 remained relatively consistent at $21.4 million and 0.8% of net sales, compared to $21.2 million and 0.7% of net sales in the second quarter of fiscal 2002. R&D expenses also remained consistent as a percentage of net sales at 0.7% for the six months ended February 28, 2003 compared to 0.6% for the six months ended February 28, 2002. In absolute dollars, R&D expenses increased to $43.5 million for the six months ended February 28, 2003 from $33.7 million in the corresponding period in fiscal 2002. The increase was primarily due to our acquisition of C-MAC and the related businesses included in our MicroSystems and Technology Solutions business units at the beginning of the second quarter of fiscal 2002.

Restructuring and Impairment

Beginning in the second quarter of fiscal 2001, we initiated a restructuring of our operations in light of the current economic downturn. The measures, which included reducing the workforce, consolidating facilities and changing the strategic focus of a number of sites, was largely intended to align our capacity and infrastructure to anticipated customer demand as well as to rationalize our footprint worldwide. For leased facilities that will be abandoned and subleased, lease costs charged to restructuring expense represent future lease payments subsequent to abandonment less estimated sublease income. For facilities and equipment held for disposal, the impairment loss recognized was based on the fair value less costs to sell with fair value based on estimates of existing market prices for similar assets. In furtherance of the implementation of our restructuring plans, we expect to incur additional restructuring-related charges of approximately $320 million (including $20 million related to previously announced activities and an additional $300 million announced in March 2003) over the next several quarters although no certainty can be attributed to these amounts. We continue to evaluate our cost structure relative to our revenue levels and our manufacturing footprint between high cost and low cost areas and may take additional restructuring charges in the future. If our estimates about future restructuring charges prove to be inadequate, our financial condition and results of operations may suffer.

During the second quarter of fiscal 2003, we continued our restructuring activities and total restructuring and impairment costs of $56.9 million were charged against earnings. During the first quarter of fiscal 2003, charges of $101.8 million were recorded.

To date, we estimate that we have reduced our annual operating expenses by approximately $1 billion. These reductions relate primarily to reduced headcount, reduced expenses related to leased equipment and facilities and reduced depreciation. We expect our restructuring activities, including those actions announced on March 20, 2003, to be completed by the second quarter of fiscal 2004. Upon completion of our current planned restructuring activities, we estimate our annual operating expenses will be reduced by approximately $1.3 billion.

See Note 9 to the condensed consolidated financial statements, “Restructuring and Impairment,” for further discussion of our restructuring since initiation of the activities in fiscal 2001.

Interest Income

Interest income decreased $13.6 million to $7.8 million in the second quarter of fiscal 2003 from $21.4 million in the second quarter of fiscal 2002. Interest income decreased $23.3 million to $18.0 for the six months ended February 28, 2003 from $41.3 million in the corresponding period in fiscal 2002. The decreases were due to reduced average cash, cash equivalent and short-term investment balances and lower average interest rates in fiscal 2003 as compared to fiscal 2002.

Interest Expense

Interest expense decreased $7.5 million to $55.0 million in the second quarter of fiscal 2003 from $62.5 million in the second quarter of fiscal 2002 primarily due to the retirement of $2.3 billion aggregate principal amount at maturity of our 2.75% and 3.25% LYONs due 2020 since February 28, 2002. Interest expense increased $6.3 million to $111.5 million for the six months ended February 28, 2003 from $105.2 million in the corresponding period in fiscal 2002. The increase was primarily due to the change in our debt structure resulting from the issuance of our ACES and 9.625% senior notes due 2009 during the second quarter of fiscal 2002 for gross proceeds of approximately $1.6 billion that bear interest at higher rates than the LYONs that we have been retiring. As these changes in our debt structure occurred at the beginning of the second quarter of fiscal 2002, year over year comparison of the first quarters results in an increase in interest expense in fiscal 2003 due to the higher interest rates on the new debt and comparison of the second quarters results in a decrease in interest expense as we maintain our general debt structure, but continue to retire our LYONs.

Other Income — net

Other income — net in the second quarter of fiscal 2003 decreased $48.3 million or 76.5% compared to the second quarter of fiscal 2002. Other income — net for the six months ended February 28, 2003 decreased $26.5 million or 34.2% compared to the corresponding period in fiscal 2002. Other income — net primarily consists of gains on retirement of our LYONs. The following table provides the details of the retirement of our 4.0% LYONs due 2019, 2.75% LYONs due 2020 and our 3.25% LYONs due 2020 in each period presented in the accompanying condensed consolidated financial statements:

	Three months ended February 28		Six months ended February 28

	2003	2002	2003	2002

Principal amount at maturity of retired LYONs	$235.0	$3,011.7	$625.1	$3,453.7

Carrying value of retired LYONs	$131.0	$1,667.3	$347.2	$1,885.9
Cash paid	126.9	1,617.6	308.9	1,839.2

Gain included in other income-net	$4.1	$49.7	$38.3	$46.7

The remaining components of other income — net decreased in both the three and six month periods of fiscal 2003 as compared to the corresponding periods in fiscal 2002. These decreases relate primarily to other non-operating gains and losses.

See Note 1 to the condensed consolidated financial statements, “Basis of Presentation and Recent Accounting Pronouncements,” for further discussion of other income — net.

Income Taxes

Our effective tax rate was 30% for both the three and six months ended February 28, 2003 and 37% and 35%, respectively, for the three and six months ended February 28, 2002. In general, the effective income tax rate is largely a function of the balance between income (loss) from domestic and international operations. Our international operations, taken as a whole, have been taxed at a lower rate than those in the United States, primarily due to tax holidays granted to several of our overseas sites in Malaysia, Singapore and China. The Malaysian tax holiday is effective through July 2011, subject to some conditions, including maintaining certain levels of research and development expenditures. The Singapore tax holiday is effective through March 2011, subject to some conditions. Seven of our China sites have separate tax holiday agreements. Each agreement expires five years from the first profitable year for each site.

Liquidity and Capital Resources

Cash, cash equivalents and short-term investments decreased to $2.1 billion at February 28, 2003 from $2.2 billion at August 31, 2002. As of February 28, 2003 and August 31, 2002, restricted balances of $121.4 million and $235.4 million, were included in the $2.1 billion and $2.2 billion, respectively, of cash, cash equivalents and short-term investments. Our restricted cash, cash equivalents and short-term investments are restricted primarily related to leasing transactions and collateral for our obligations under the ACES securities in an amount equal to the next three quarterly interest payments.

The decrease in cash, cash equivalents and short-term investments was primarily a result of the continued retirement of our LYONs. During the first six months of fiscal 2003, our primary uses of cash included using $309 million of our available cash towards retirement of our LYONs and $81 million to repay other short-term debt. The decrease was partially offset by cash inflows such as our cash provided by operating activities of $285 million including an income tax refund received of approximately $170 million.

Accounts receivable decreased to approximately $1.7 billion at February 28, 2003 from approximately $1.8 billion at August 31, 2002 primarily due to a decrease in sales. Inventories decreased to approximately $1.6 billion at February 28, 2003 from approximately $1.9 billion at August 31, 2002 primarily from the sale of excess raw materials inventory back to our customers throughout the six month period and a $76 million inventory charge related to excess and obsolete inventory in our Global Operations business unit during the second quarter of fiscal 2003.

As of February 28, 2003, we had available a $200 million revolving line of credit that expires on February 11, 2004, and a $250 million revolving line of credit that expires on February 14, 2005. Each of our revolving lines of credit is guaranteed by certain of our domestic subsidiaries and secured by the pledge of domestic accounts receivable, inventory and equipment, the pledge of equity interests in certain of our subsidiaries and notes evidencing intercompany debt. Borrowings under the credit facilities bear interest, at our option, at the London Interbank offering rate (LIBOR) plus a margin of 1.75% based on our current senior unsecured debt ratings, or the higher of the Federal Funds Rate plus 1/2 of 1% or Bank of America N.A.’s publicly announced prime rate. As of February 28, 2003, there were no borrowings outstanding under these lines of credit. We are subject to compliance with certain covenants related to these facilities including capital expenditures, consolidated tangible net worth, cash interest coverage, leverage, liquidity, minimum cash and other restrictions. As of February 28, 2003, we were in compliance with all such covenants.

On December 18, 2001, Moody’s Investor’s Service and Standard & Poor’s downgraded our senior unsecured debt rating to “Ba1” and “BB+,” respectively, with a negative outlook. On March 22, 2002, Standard and Poor’s downgraded our senior unsecured debt rating to “BB” with a negative outlook. On May 14, 2002, Moody’s Investors Services downgraded our senior unsecured debt rating to “Ba3” with a stable outlook. On March 21, 2003, Standard and Poor’s downgraded our senior unsecured debt rating to “BB-” with a negative outlook. These rating downgrades do not increase our cost of capital should we borrow under our revolving lines of credit, but may make it more expensive for us to raise additional capital in the future. Such capital raising activities may be on terms that may not be acceptable to us or otherwise not available.

In addition, we had $31 million in committed and $226 million in uncommitted foreign lines of credit and other bank facilities as of February 28, 2003. A committed line of credit obligates a lender to loan us amounts under the credit facility as long as we adhere to the terms of the credit agreement. An uncommitted line of credit is extended to us at the sole discretion of a lender. The interest rates range from the bank’s prime lending rate to the bank’s prime rate plus 2.0%. As of February 28, 2003, borrowings and guaranteed amounts were $11 million under committed and $27 million under uncommitted foreign lines of credit. Borrowings are payable on demand. The weighted-average interest rate was 6.7% for committed and 3.1% for uncommitted foreign lines of credit as of February 28, 2003.

We have purchased in the past and may continue to purchase in the future our remaining LYONs on an opportunistic basis. Holders of our LYONs have the right to require us to repurchase their LYONs at certain specified dates in 2003 and 2004. Our liquidity could be materially adversely affected if we purchase these LYONs with cash. Instead of repurchasing the LYONs with cash, we may elect to offer holders our common stock or a combination of our cash and common stock. At the time of such election, it may be in the best interest of our shareholders to satisfy such obligation in cash, however, we may not have sufficient available cash and we may not be able to finance the required amount on acceptable terms, if at all. As a result, we may be required to satisfy such obligations with our common stock, which would be extremely dilutive at our current stock prices. See “Risk Factors – We Have Significant Debt Leverage and Debt Service Obligations.” Conversely, while it may be in the best interests of our senior debt holders to satisfy these obligations with common stock, because this could result in significant dilution to our stockholders, we may choose not to do so. Satisfying these obligations with cash could impair our liquidity. Based on the aggregate amount outstanding on February 28, 2003, holders of our 2.75% LYONs due May 2020 will have the option to require us to repurchase their notes on May 8, 2003 in an amount of $628.57 per $1,000 principal amount for a total of $524 million. On March 31, 2003, we announced our intention to repurchase any 2.75% LYONs put to us with cash on May 8, 2003. These 2.75% LYONs are classified as short-term debt as of February 28, 2003 in the accompanying condensed consolidated balance sheet. Based on the aggregate amount outstanding on February 28, 2003, holders of our 3.25% LYONs due November 2020 will have the option to require us to repurchase their notes on May 20, 2004 in an amount of $587.46 per $1,000 principal amount for a total of approximately $1.1 billion.

Our 7.25% subordinated ACES debentures are due November 15, 2006. On or about August 15, 2004, the ACES debentures will be remarketed and if the remarketing is successful, the interest rate will be reset at then current rates as described in the indenture and the proceeds from the remarketing will be used to satisfy the holders’ obligation to purchase our common stock in November 2004. If the debentures are not successfully remarketed, the interest rate will not be reset and we may use the pledged debentures to satisfy the holders’ obligation to purchase our common stock in November 2004. In addition, our $500 million aggregate principal amount of 9.625% senior notes is due on February 15, 2009 and our $150 million aggregate principal amount of 7.375% senior notes is due on March 1, 2006.

During fiscal 2002, we restructured our synthetic lease agreements relating to five manufacturing sites. The synthetic leases have expiration dates in 2007. At the end of the lease term, we have an option, subject to certain conditions, to purchase or to cause a third party to purchase the facilities subject to the synthetic leases for the “Termination Value,” which approximates the lessor’s original cost, or we may market the property to a third party at a different price. We are entitled to any proceeds from a sale of the properties to third parties in excess of the Termination Value and liable to the lessor for any shortfall. In connection with the restructuring of these synthetic leases, we provided loans to the lessor equaling approximately 85% of its Termination Value. These loans are repayable solely from the sale of the properties to third parties in the future, are subordinated to the amounts payable to the lessor at the end of the synthetic leases, and may be credited against the Termination Value payable if we purchase the properties. The approximate Termination Values and loan amounts are $125 million and $106 million, respectively, as of February 28, 2003.

In addition, cash collateral of $19 million is pledged for the difference between the Termination Values and the loan amounts. Each lease agreement contains various affirmative and financial covenants. A default under a lease, including violation of these covenants, may accelerate the termination date of the arrangement. We were in compliance with these covenants as of February 28, 2003. Monthly lease payments are generally based on the Termination Value and 30-day LIBOR index (1.34% as of February 28, 2003) plus an interest-rate margin, which may vary depending upon our Moody’s Investors’ Services and Standard and Poor’s ratings, and are allocated between the lessor and us based on the proportion of the loan amount to the total Termination Value for each synthetic lease.

We account for these synthetic lease arrangements as operating leases in accordance with SFAS No. 13, “Accounting for Leases,” as amended. Our loans to the lessor are included in other long-term assets in the condensed consolidated balance sheet as of February 28, 2003.

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

The following is a summary of certain obligations and commitments as of February 28, 2003:

		6 months
	Total	FY03	FY04	FY05	FY06	FY07		Thereafter

Short term debt (1)	$557.8	$557.8	$—	$—	$—	$—		$—
Long term debt (2)	2,973.5	—	1,177.4	12.3	161.7	1,111.5	(3)	510.6
Operating lease	428.1	74.2	100.8	58.8	44.2	35.1		115.0
Guaranteed amount (4)	18.0	18.0	—	—	—	—		—

	$3,977.4	$650.0	$1,278.2	$71.1	$205.9	$1,146.6		$625.6

(1)	Since the holders of our 2.75% LYONs due May 2020 have the option to require us to repurchase their notes on May 8, 2003 in an amount of $628.57 per $1,000 principal amount at maturity, the payment due reflects a total of $524 million on such commitment date of May 8, 2003 based on the notes outstanding as of February 28, 2003. On March 31, 2003, we announced our intention to repurchase any 2.75% LYONs put to us with cash on May 8, 2003.

(2)	Since the holders of our 3.25% LYONs due November 2020 have the option to require us to repurchase on May 20, 2004 their notes in an amount of $587.46 per $1,000 principal amount at maturity, the payment due reflects a total of approximately $1.1 billion on such commitment date of May 20, 2004 based on the notes outstanding as of February 28, 2003.

(3)	Assumes a successful remarketing of the ACES in August 2004. In the event of this successful remarketing, we will receive up to $1.1 billion proceeds from the exercise of the stock purchase contracts included in each ACES unit in fiscal 2005. See Note 5 to the condensed consolidated financial statements, “Long-Term Debt,” for further discussion of our ACES.

(4)	We guarantee $18 million of vendor contracts for our formerly minority-owned affiliate, Pacific City International Holdings. This guarantee will expire during April 2003.

In addition, we guarantee used and unused lines of credit and debt for our subsidiaries totaling $310 million as of February 28, 2003. We also guarantee performance of certain of our subsidiaries in various transactions such as leases, totaling $251 million as of February 28, 2003.

Recent Developments

On January 6, 2003, we announced that, effective January 10, 2003, Michael R. Cannon has been named president and chief executive officer and elected to our board of directors succeeding Koichi Nishimura who, in September 2002, announced his intention to retire. Our board also elected William A. Hasler, to succeed Koichi Nishimura as chairman of the board. In addition, we announced that Saeed Zohouri, executive vice president and chief operating officer, left Solectron as part of the chief executive officer transition process.

On February 13, 2003, we executed a 364-day $200 million senior secured revolving credit facility to replace our existing $250 million 364-day senior secured revolving credit facility which expired on February 12, 2003. We also amended our existing $250 million three-year senior secured revolving credit facility to incorporate substantially the same covenants as negotiated in the 364-day facility. Both facilities are now secured by certain of our assets and assets of our domestic subsidiaries, including inventory, accounts receivable, equipment and the pledge of equity interests in certain of our subsidiaries and certain notes evidencing intercompany debt. We now have total committed amounts of $450 million under our senior secured revolving credit facilities.

On March 20, 2003, we announced additional restructuring activities that will result in charges totaling approximately $300 million in addition to $20 million related to previously announced activities to be incurred over the next several quarters. These additional actions are focused primarily at further reducing our capacity and headcount by approximately 12,000 employees in North America and Western Europe as well as the consolidation of certain repair facilities and the relocation of certain call centers from high-cost to low-cost regions in our Global Service business unit.

On March 31, 2003, we announced our intention to use cash to meet any obligations to repurchase our 2.75% LYONs due May 2020. Holders have the right to require us to repurchase all or a portion of the notes they hold as of May 8, 2003. Under the terms of the notes, we are required to notify holders whether we will pay the purchase price in cash, common stock or a combination of both. The procedures to be followed by holders electing to have their notes repurchased are contained in a notice delivered to note holders, including the Depository Trust Company, by U.S. Bank National Association, the trustee for the notes. We notified the trustee that we intend to satisfy our repurchase obligations solely with cash and not with common stock.

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

WE HAVE SIGNIFICANT DEBT LEVERAGE AND DEBT SERVICE OBLIGATIONS.

For the six months ended February 28, 2003, our fixed charges exceeded our earnings by $275 million compared to $264 million in the six months ended February 28, 2002. The fixed charge excess is primarily due to our operating losses. We compute the ratio of earnings to fixed charges by dividing earnings available for fixed charges by fixed charges. When the ratio is negative, we report the excess of fixed charges over earnings rather than a negative ratio. The computations include our consolidated subsidiaries. For these ratios, “earnings” represents (1) income (loss) before tax expense (benefit) and before adjustments for minority interests, plus (2) fixed charges (excluding capitalized interest), plus (3) amortization of capitalized interest. Fixed charges consist of (1) interest on all indebtedness and amortization of debt discount and expense, plus (2) capitalized interest, plus (3) an interest factor attributable to rentals under operating leases.

As of February 28, 2003, we had $555 million of short-term indebtedness, including $522 million of current portion of long-term indebtedness, and approximately $3 billion of long-term indebtedness (which, in the case of all LYONs™, were the accreted values as of that date). We will require substantial amounts of cash to fund scheduled payments of principal and interest on our outstanding indebtedness, as well as future capital expenditures and any increased working capital requirements. In addition, we may require substantial amounts of cash in connection with our obligations to repurchase our LYONs.

During the first quarter of fiscal 2003, we purchased $18 million aggregate principal amount at maturity of our 2.75% LYONs due 2020, and $834 million aggregate principal amount at maturity of these LYONs remained outstanding as of February 28, 2003. We did not purchase any 2.75% LYONs in the second quarter of fiscal 2003. Based on the aggregate amount outstanding on February 28, 2003, holders of our 2.75% LYONs will have the option to require us to repurchase their notes on May 8, 2003 in an amount of $628.57 per $1,000 principal amount for a total of $524 million. On March 31, 2003, we announced our intention to repurchase any 2.75% LYONs put to us with cash on May 8, 2003.

During the first and second quarters of fiscal 2003, we purchased $372 million and $235 million, respectively, aggregate principal amount of maturity of our 3.25% LYONs due 2020 and approximately $2.0 billion aggregate principle amount at maturity of these LYONs remained outstanding as of February 28, 2003. Based on the aggregate amount outstanding on February 28, 2003, holders of our 3.25% LYONs will have the option to require us to repurchase their notes on May 20, 2004 in an amount of $587.46 per $1,000 principal amount for a total of approximately $1.1 billion. While we have the right to satisfy these obligations with shares of our common stock, because this could result in significant dilution to our stockholders which in turn could significantly reduce our earnings per share, we are likely, given recent prices of our common stock, to choose to satisfy these obligations with cash. Satisfying these obligations with cash, however, could impair our liquidity.

In addition, the entire principal amount of $500 million of our 9.625% Senior Notes issued in February 2002 are due on February 15, 2009 and the entire $150 million principal amount of our 7.375% senior notes are due on March 1, 2006.

™ Trademark of Merrill Lynch & Co., Inc.

WE MAY NOT BE ABLE TO MEET OUR CASH REQUIREMENTS BECAUSE OF A NUMBER OF FACTORS, MANY OF WHICH ARE BEYOND OUR CONTROL.

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

We generally execute supply agreements with our significant customers in our Global Operations business unit, which accounts for a majority of the inventory we purchase. Under the supply agreements, the responsibility for excess or obsolete inventory related to raw materials that were previously purchased or ordered to meet a customer’s demand forecast primarily lies with our customer. If our customers do not comply with their contractual obligations to purchase excess or obsolete inventory back from us and we are unable to use or sell such inventory, our financial condition could be materially harmed. In addition, enforcement of these supply agreements may result in material expenses, delays in payment for inventory and/or disruptions in our customer relationships.

We are responsible for excess and obsolete inventory resulting from inventory purchases in excess of inventory needed to meet customer demand forecasts at the time the purchase commitments were made, as well as inventory purchases not covered by our supply agreements. In addition, in the normal course of business, bona fide disagreements may arise over the amount and/or timing of such claims and we may elect to settle such disputes for lesser amounts. In these instances, we must bear the economic loss of any such excess or obsolete inventory, which could have a material adverse impact on our financial condition. For example, we recorded a charge of $76 million related to excess and obsolete inventory in our Global Operations business unit during the second quarter of fiscal 2003.

OUR SUBSTANTIAL DEBT COULD HAVE MATERIAL ADVERSE CONSEQUENCES.

Our substantial debt could have material adverse consequences. For example, it could:

•	require us to dedicate a substantial portion of our cash flow from operations and other capital resources to debt service, thereby reducing our ability to fund working capital, capital expenditures and other cash requirements;

•	increase our vulnerability to adverse economic and industry conditions;

•	make it more difficult or impossible for us to make payments on indebtedness or obligations;

•	limit our flexibility in planning for, or reacting to, changes and opportunities in, the electronics manufacturing industry, which may place us at a competitive disadvantage compared to our competitors; and

•	limit our ability to incur additional debt on commercially reasonable terms, if at all.

We and our subsidiaries may be able to incur substantial indebtedness in the future, including our ability to borrow under our secured credit facilities. If new debt is added to our and our subsidiaries’ current debt levels, the related risks that we and they now face could intensify.

THE AGREEMENTS GOVERNING OUR EXISTING AND FUTURE DEBT CONTAIN AND WILL CONTAIN VARIOUS COVENANTS THAT LIMIT OUR DISCRETION IN THE OPERATION OF OUR BUSINESS.

The agreements and instruments governing our existing and future debt and our secured credit facilities contain and will contain various restrictive covenants that, among other things, require us to comply with or maintain certain financial tests and ratios and restrict our ability to:

•	incur debt;

•	incur or maintain liens;

•	redeem and/or prepay debt;

•	make acquisitions of businesses or entities;

•	make investments, including loans, guarantees and advances;

•	make capital expenditures;

•	engage in mergers, consolidations or certain sales of assets;

•	engage in transactions with affiliates;

•	pay dividends or engage in stock redemptions; and

•	enter into certain restrictive agreements.

Our secured credit facilities are secured by a pledge of all of the capital stock of our material domestic subsidiaries, 65% of the capital stock of certain of our material foreign subsidiaries, certain of our intercompany loans and certain additional assets, including inventory, accounts receivable and equipment of us and our domestic subsidiaries. The covenants governing our secured credit facilities also restrict the operations of certain of our subsidiaries, including, in some cases, limiting the ability of our subsidiaries to make distributions to us.

Our ability to comply with covenants contained in our secured credit facilities and other indebtedness to which we are or may become a party may be affected by events beyond our control, including prevailing economic, financial and industry conditions. Our failure to comply with our debt-related obligations could result in an event of default which, if not cured or waived, could result in an acceleration of our indebtedness and cross-defaults under our other indebtedness, which could have a material adverse effect on our financial condition. Even if we are able to comply with all applicable covenants, the restrictions on our ability to operate our business in our sole discretion could harm our business by, among other things, limiting our ability to take advantage of financings, mergers, acquisitions and other corporate opportunities.

MOST OF OUR NET SALES COME FROM A SMALL NUMBER OF CUSTOMERS; IF WE LOSE ANY OF THESE CUSTOMERS, OUR NET SALES COULD DECLINE SIGNIFICANTLY.

Most of our annual net sales come from a small number of our customers. Our ten largest customers accounted for approximately 58% of net sales in both the three and six months ended February 28, 2003 and approximately 66% and 69% of net sales in corresponding periods of fiscal 2002. Some of these customers individually account for more than ten percent of our annual net sales. Any material delay, cancellation or reduction of orders from these or other major customers could cause our net sales to decline significantly, and we may not be able to reduce the accompanying expenses at the same time. We cannot guarantee that we will be able to retain any of our largest customers or any other accounts, or that we will be able to realize the expected revenues under existing supply agreements with these customers. Our business, market share, financial condition and results of operations will continue to depend significantly on our ability to obtain orders from new customers, retain existing customers, realize expected revenues under existing supply agreements, as well as on the financial condition and success of our customers and their customers.

Net sales may decline in future periods due to the continued weakness in customer demand, particularly in our telecommunications sector, resulting from the worldwide economic slowdown. In addition, net sales may be adversely affected due to our unwinding of the Lucent supply agreement, which was expected to generate $2 billion in revenues over the original three-year contract period. Sales, gross profit and operating income from this supply agreement were $88 million, $3 million and $1 million, respectively, for the six months ended February 28, 2003. Production under this supply agreement ceased in March 2003.

OUR CUSTOMERS MAY CANCEL THEIR ORDERS, CHANGE PRODUCTION QUANTITIES OR LOCATIONS, OR DELAY PRODUCTION.

EMS companies must provide increasingly rapid product turnaround for their customers. We generally do not have long-term contracts with our top customers. Of our largest customers, only Nortel is obligated to purchase any minimum amount of services from us. As a result, we cannot guarantee that we will receive any net sales from our customers. Customers may cancel their orders, change production quantities or delay production for a number of reasons. Many of our customers’ industries are experiencing a significant decrease in demand for their products and services. The generally uncertain economic condition of several of our customers’ industries has resulted, and may continue to result, in some of our customers delaying purchases on some of the products we manufacture for them, and placing purchase orders for lower volumes of products than previously anticipated. Cancellations, reductions or delays by a significant customer or by a group of customers would seriously harm our results of operations by reducing the volumes of products manufactured by us for the customers and delivered in that period, as well as causing a delay in the repayment of our expenditures for inventory in preparation for customer orders and lower asset utilization resulting in lower gross margins. In addition, customers may require that manufacturing of their products be transitioned from one facility to another to achieve cost and other objectives. Such transfers, if unanticipated, can result in inefficiencies and costs due to resulting excess capacity and overhead at one facility and capacity constraints and related strains on our resources at the other.

OUR STRATEGIC RELATIONSHIPS WITH MAJOR CUSTOMERS CREATE RISKS.

In the past several years, we have completed several strategic transactions with OEM customers. Under these arrangements, we generally acquire inventory, equipment and other assets from the OEM, and lease (or in some cases acquire) their manufacturing facilities, while simultaneously entering into multi-year supply agreements for the production of their products. We intend to continue to pursue these OEM divestiture transactions in the future. There is strong competition among EMS companies for these transactions, and this competition may increase. These transactions have contributed to a significant portion of our past revenue growth, and if we fail to complete similar transactions in the future, our revenue could be harmed. As part of these arrangements, we typically enter into supply agreements with these OEMs. These agreements generally do not require any minimum volumes of purchases by the OEM and the actual volume of purchases may be less than anticipated. The arrangements entered into with divesting OEMs typically involve many risks, including the following:

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

As a result of these and other risks, we may be unable to achieve anticipated levels of profitability under these arrangements and they may not result in material revenues or contribute positively to our earnings. Additionally, other OEMs may not wish to obtain logistics or operations management services from us.

IF WE ARE UNABLE TO MANAGE OUR ACQUISITIONS AND COST-EFFECTIVELY ASSIMILATE NEW OPERATIONS, OUR PROFITABILITY COULD BE ADVERSELY AFFECTED.

Until recently, we experienced rapid growth over many years. During fiscal 2002, we completed our acquisition of C-MAC, as well as other smaller transactions. We intend to consider acquisitions of companies and strategic assets under our acquisition strategy subject to compliance with any restrictions that may exist under certain of our financing instruments. These acquisitions may be for cash, capital stock or any combination of cash and capital stock, or other property, and may include the incurrence or assumption of indebtedness and a reduction of our available cash.

In order to achieve anticipated revenue and other financial performance targets, we must continue to manage our assets and operations efficiently and integrate our acquisitions. Our acquisitions place a heavy strain on our personnel and management, manufacturing and other resources.

Our ability to manage and integrate our acquisitions, as well as any future acquisitions, will require progressive increases in manufacturing infrastructure, as well as enhancements or upgrades of accounting and other internal management systems and the implementation of a variety of procedures and controls. We cannot assure you that significant problems in these areas will not occur. Any failure to enhance or expand these systems and implement such procedures and controls in an efficient manner and at a pace consistent with our business activities could harm our financial condition and results of operations. In addition, should we continue to expand geographically, we may experience inefficiencies from the management of geographically dispersed facilities and incur substantial infrastructure and working capital costs. We incurred $159 million of restructuring and impairment costs in the first six months of fiscal 2003 and $3.3 billion

(including goodwill and other intangible asset impairment of $2.7 billion) during fiscal 2002. See also the Risk Factor entitled “If We Incur More Restructuring-Related Charges Than Currently Anticipated, Our Financial Condition and Results of Operations May Suffer.”

POSSIBLE FLUCTUATION OF OPERATING RESULTS FROM QUARTER TO QUARTER AND FACTORS OUT OF OUR CONTROL COULD AFFECT THE MARKET PRICE OF OUR SECURITIES.

Our quarterly earnings and/or stock price may fluctuate in the future due to a number of factors including the following:

•	differences in the profitability of the types of manufacturing services we provide. For example, high velocity and low complexity printed circuit boards and systems assembly services have lower gross margins than low volume/complex printed circuit boards and systems assembly services;

•	our ability to maximize the hours of use of our equipment and facilities is dependent on the duration of the production run time for each job and customer;

•	the amount of automation that we can use in the manufacturing process for cost reduction varies, depending upon the complexity of the product being made;

•	our customers’ demand for our products and their ability to take delivery of our products and to make timely payments for delivered products;

•	our ability to optimize the ordering of inventory as to timing and amount to avoid holding inventory in excess of immediate production needs;

•	our ability to offer technologically advanced cost-effective, quick response, manufacturing services;

•	fluctuations in the availability and pricing of components;

•	timing of expenditures in anticipation of increased sales;

•	cyclicality in our target markets;

•	fluctuations in our market share;

•	expenses associated with acquisitions;

•	announcements of operating results and business conditions by our customers;

•	announcements by our competitors relating to new customers or technological innovation or new services;

•	economic developments in the electronics industry as a whole;

•	credit ratings and stock analyst downgrades;

•	political and economic developments in countries in which we have operations; and

•	general market conditions.

If our operating results in the future are below the expectations of securities analysts and investors, the market price of our outstanding securities could be harmed.

IF WE INCUR MORE RESTRUCTURING-RELATED CHARGES THAN CURRENTLY ANTICIPATED, OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS MAY SUFFER.

In furtherance of the implementation of the restructuring plans we initiated in fiscal 2001, we expect to incur restructuring-related charges of an aggregate of approximately $320 million over the next several quarters primarily to consolidate facilities and reduce our workforce in North America and Europe, although no certainty can be attributed to this amount or the timing of its recognition. We continue to evaluate our cost structure relative to our revenue levels and may take additional restructuring charges in the future. If our estimates about future restructuring charges prove to be inadequate, our financial condition and results of operations may suffer. In addition, if we are unable to successfully move production from higher cost to lower cost facilities without experiencing degradation of quality or timeliness of our service to our customers, our business could be harmed.

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

OUR NET SALES COULD DECLINE IF OUR COMPETITORS PROVIDE COMPARABLE MANUFACTURING SERVICES AND IMPROVED PRODUCTS AT A LOWER COST.

We compete with different contract manufacturers, depending on the type of service we provide or the geographic locale of our operations. The memory module, communications card and embedded computer subsystem industries are also intensely competitive. These competitors may have greater manufacturing, financial, R&D and/or marketing resources than we have. In addition, we may not be able to offer prices as low as some of our competitors because those competitors may have lower cost structures as a result of their geographic location or the services they provide. In that event, our net sales could decline. We also expect our competitors to continue to improve the performance of their current products or services, to reduce their current products or service sales prices and to introduce new products or services that may offer greater value-added performance and improved pricing. Any of these could cause a decline in sales, loss of market acceptance of our products or services and corresponding loss of market share, or profit margin compression.

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

In the three and six months ended February 28, 2003, approximately 63% and 64%, respectively, of net sales came from sites outside the United States, while approximately 59% and 61% of net sales came from outside the United States in the same periods of fiscal 2002. As a result of our foreign sales and facilities, our operations are subject to a variety of risks that are unique to international operations, including the following:

•	adverse movement of foreign currencies against the U.S. dollar in which our results are reported;

•	import and export duties, and value added taxes;

•	import and export regulation changes that could erode our profit margins or restrict exports;

•	potential restrictions on the transfer of funds;

•	disruption of local labor supply and/or transportation services;

•	inflexible employee contracts in the event of business downturns;

•	the burden and cost of compliance with foreign laws; and

•	economic and political risks in emerging or developing economies.

We have been granted tax holidays, which are effective through 2011 subject to some conditions, for our Malaysian and Singapore sites. We have also been granted various tax holidays in China. These tax holidays are effective for various terms and are subject to some conditions. It is possible that the current tax holidays will be terminated or modified or that future tax holidays that we may seek will not be granted. If the current tax holidays are terminated or modified, or if additional tax holidays are not granted in the future or when our current tax holidays expire, our effective income tax rate would likely increase.

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

We periodically hedge foreign currency forecasted transactions with foreign exchange forward contracts. These transactions are treated as cash flow hedges. These foreign exchange forward contracts generally have maturities of six months or less.

As of February 28, 2003, we had outstanding foreign exchange forward contracts with a total notional amount of approximately $328 million. The change in value of the foreign exchange forward contracts resulting from a hypothetical 10% change in foreign exchange rates would be offset by the remeasurement of the related balance sheet items, the result of which would not be significant.

As of February 28, 2003, the majority of our foreign currency hedging contracts were scheduled to mature in approximately three months and there were no material deferred gains or losses. In addition, our international operations in some instances act as a natural hedge because both operating expenses and a portion of sales are denominated in local currency. In these instances, although an unfavorable change in the exchange rate of a foreign currency against the U.S. dollar will result in lower sales when translated to U.S. dollars, operating expenses will also be lower in these circumstances. Although approximately 20% of our net sales in the second quarter of fiscal 2003 were denominated in currencies other than U.S. dollar, we do not believe our total exposure to be significant because of natural hedges.

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

WE ARE EXPOSED TO INTEREST RATE FLUCTUATIONS.

The primary objective of our investment activities is to preserve principal, while at the same time maximize yields without significantly increasing risk. To achieve this objective, we maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including both government and corporate obligations, certificates of deposit and money market funds. As of February 28, 2003 approximately 98% of our total portfolio was scheduled to mature in less than six months. In addition, our investments are diversified and of relatively short maturity. A hypothetical 10% increase in interest rates would not have a material effect on our investment portfolios.

We had $511 million of cash equivalents and short-term investments that are subject to interest rate risk as of February 28, 2003. The weighted average interest rate of these balances as of February 28, 2003 was 1.41%. The fair value of these cash equivalents and short-term investments approximated the carrying value as of February 28, 2003.

Interest on long-term debt instruments is payable at fixed rates. In addition, the amount of principal to be repaid at maturity is also fixed. During the third quarter of fiscal 2002, we entered into interest rate swap transactions under which we paid variable rates and we received fixed rates. The interest swaps effectively converted $1 billion of our long-term debt with fixed interest rates into debt with variable rates of interest. Our original interest rate swaps had a total notional amount of $1 billion upon inception. The first $500 million of swap transactions related to our 7.25% $1.1 billion ACES, expire on November 15, 2004 and remain outstanding. The second $500 million of swap transactions related to the 9.625% $500 million senior notes, expire on February 15, 2009 and were settled during the first quarter of fiscal 2003. Under each of these swap transactions, we paid an interest rate equal to the 3-month LIBOR rate plus a fixed spread. In exchange, we received fixed interest rates of 7.25% on the $500 million related to the ACES and 9.625% on the $500 million related to the senior notes. On November 15, 2002, the original swaps related to the senior notes were settled. This settlement resulted in cash received and a gain of approximately $26 million, which is being amortized over the remaining life of the senior notes. Also on November 15, 2002, Solectron entered into swaps with terms similar to the original swap transactions used to hedge the interest paid on the senior notes and designated the swaps as fair value hedges under SFAS No. 133. As of February 28, 2003, the interest rates we paid were 4.6% for the $500 million related to the ACES and 6.9% on the $500 million related to the senior notes. Since our investment portfolio earns variable interest rates, the interest rate swaps allow us to partially offset the variable rate risk from the investment portfolio.

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

WE COULD BECOME INVOLVED IN INTELLECTUAL PROPERTY DISPUTES.

In the past we have been and may from time to time continue to be notified of claims that we may be infringing patents, copyrights or other intellectual property rights owned by other parties. In the event of an infringement claim, we may be required to spend a significant amount of money to develop a non-infringing alternative or to obtain licenses. We may not be successful in developing such an alternative or obtaining a license on reasonable terms, if at all. Any litigation, even where an infringement claim is without merit, could result in substantial costs and diversion of resources. Accordingly, the resolution or adjudication of intellectual property disputes could have a material adverse effect on our business, financial condition and results of operations.

FAILURE TO COMPLY WITH ENVIRONMENTAL REGULATIONS COULD HARM OUR BUSINESS.

As a company in the electronics manufacturing services industry, we are subject to a variety of environmental regulations, including those relating to the use, storage, discharge and disposal of hazardous chemicals used during our manufacturing process as well as air quality and water quality regulations, restrictions on water use, and storm water regulations. Although we have never sustained any significant loss as a result of non-compliance with such regulations, any failure by us to comply with environmental laws and regulations could result in liabilities or the suspension of production. In addition, these laws and regulations could restrict our ability to expand our facilities or require us to acquire costly equipment or incur other significant costs to comply with regulations. The addition of numerous production and manufacturing service facilities as a result of our recent combination with C-MAC could generate additional risks that we have yet been unable to evaluate fully.

We own and lease some contaminated sites (for some of which we have been indemnified by third parties for required remediation), sites for which there is a risk of the presence of contamination, and sites with some levels of contamination for which we may be liable and which may or may not ultimately require any remediation. We have obtained environmental insurance to reduce potential environmental liability exposures posed by some of our operations and facilities. We believe, based on our current knowledge, that the cost of any groundwater or soil clean-up that may be required at our facilities would not materially harm our business, financial condition and results of operations. Nevertheless, the process of remediating contamination in soil and groundwater at facilities is costly and cannot be estimated with high levels of confidence, and there can be no assurance that the costs of such activities would not harm our business, financial condition and results of operations in the future.

OUR RATING DOWNGRADES MAKE IT MORE EXPENSIVE FOR US TO BORROW MONEY.

On December 18, 2001 Moody’s Investor’s Service and Standard & Poor’s downgraded our senior unsecured debt rating to “Ba1” and “BB+,” respectively, both with negative outlooks. On March 22, 2002, Standard and Poor’s downgraded our senior unsecured debt rating to “BB” with a negative outlook. On May 14, 2002, Moody’s Investor Services downgraded our senior unsecured debt rating to “Ba3” with a stable outlook. On March 21, 2003, Standard and Poor’s downgraded our senior unsecured debt rating to “BB-” with a negative outlook. These rating downgrades do not increase our cost of capital should we borrow under our revolving lines of credit, but may make it more expensive for us to raise additional capital in the future on terms that are acceptable to us or at all. In addition, any further ratings downgrades may further negatively impact the price of our securities and may have other negative implications on our business, many of which are beyond our control.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

See “Risk Factors – ‘We Are Exposed to Fluctuations in Foreign Currency Exchange Rates,’ and ‘We Are Exposed to Interest Rate Fluctuations,’” for factors related to fluctuations in the exchange rates of foreign currency and fluctuations in interest rates.

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

Changes in internal controls. There were no significant changes in Solectron’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II. OTHER INFORMATION

SARBANES-OXLEY ACT OF 2002

Sections 201 and 202 of the Sarbanes-Oxley Act of 2002 (the “Act”), signed into law on July 30 2002, requires that all audit services and non-audit services by our independent auditors (KPMG LLP) must be pre-approved by our Audit Committee. Furthermore, the Act prohibits an auditor from performing certain non-audit services for an audit client regardless of the Audit Committee’s approval, subject to exceptions issued by the Public Company Accounting Oversight Board.

On March 11, 2003, our Audit Committee approved certain non-audit services to be performed by KPMG LLP. The approved non-audit services included tax services, statutory filings, certain divestitures and agreed upon procedures related to certain customer balances.

Item 1. Legal Proceedings

We are from time to time involved in various litigation and legal matters, including those described below. By describing the particular matters set forth below, we do not intend to imply that the Company or their legal advisors have concluded or believe that the outcome of any of those particular matters is or is not likely to have a material adverse impact upon our business or financial condition.

On August 29, 2002, ATEL Leasing Corporation, a lessor of manufacturing equipment to us, filed suit against us in the California Superior Court for the City and County of San Francisco (ATEL Leasing Corporation v. Solectron Corporation, Case No. 412011), alleging that ATEL is entitled to recover as “liquidated damages and not as a penalty” amounts equal to the “stipulated loss value” of all of the equipment leased to us by ATEL under two equipment lease agreements, even though the equipment in question was neither lost nor damaged, and we were current on all lease installment payments (and had paid all applicable late payment fees) under the leases. ATEL’s complaint seeks “liquidated damages” of approximately $26 million, plus additional interest allegedly accruing thereon, and litigation expenses. We believe ATEL’s claims are without merit, and that we have meritorious defenses. We have filed a cross-complaint against ATEL seeking damages and other appropriate relief.

On September 19, 2002, one of our former employees filed a complaint in the Superior Court of the State of California, Santa Clara County, against us asserting two claims for wrongful termination. The case is encaptioned Ronald Sorisho v. Solectron Corporation et al., Case No. CV811243. In the complaint, plaintiff alleges that he was wrongfully terminated by us in supposed retaliation for his alleged efforts to ensure that we timely recognized a charge for excess, obsolete and slow moving inventory in the Technology Solutions business unit. Plaintiff seeks compensatory damages in an amount “not less than $2.5 million” as well as punitive damages. We believe Mr. Sorisho’s claims of wrongful termination are without merit and we intend to vigorously defend ourselves. We filed a motion with the court challenging the sufficiency of Mr. Sorisho’s complaint, and in response to this motion, Mr. Sorisho filed an amended complaint in which he dropped one of his two original wrongful termination claims, but added a new claim for purported defamation based upon statements attributed to us in a news article regarding Mr. Sorisho’s allegations against us. We tendered the defense of the defamation claim to our insurance carrier, and the insurance carrier has assumed the defense of the defamation claim, subject to a reservation of rights.

On March 6, 2003, a putative shareholder class action lawsuit was filed against us and certain of our officers in the United States District Court for the Northern District of California alleging claims under Section 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder. The case is entitled Abrams v. Solectron Corporation et al., Case No. 03-0986 CRB. The complaint alleges that the defendants issued false and misleading statements in certain of our press releases and SEC filings issued between September 17, 2001 and September 26, 2002. In particular, plaintiff alleges that the defendants failed to disclose and to properly account for excess and obsolete inventory in our Technology Solutions business unit during the relevant time period. The lawsuit seeks an unspecified amount of damages on behalf of the putative class. Additional complaints making similar allegations have been filed in the same court, and are entitled Ezra v. Solectron Corporation et al., Case No. C-03-1037 CRB filed March 11, Diamond v. Solectron Corporation et al., Case No. C-03-1068 PJH filed March 12, Roberts v. Solectron Corporation et al., Case No. C-03-1184 JSW filed March 18, Johnson v. Solectron Corporation et al., Case No. C-03-1284 JSW filed March 25, Glaubach v. Solectron Corporation et al., Case No. C-03-1331 MJJ filed March 27, Buccino v. Solectron Corporation et al., Case No. C-03-1336 MJJ filed March 27, and Small v. Solectron Corporation et al., Case No. C-03-1355 MJJ filed March 28. Consistent with the usual procedures for cases of this kind, we anticipate that these cases (and any other similar putative shareholder class action suits which might be filed against us) may be consolidated into a single consolidated action. We intend to vigorously defend against the lawsuits, however, there can be no assurance that the outcome of these lawsuits will be favorable to us or will not have a material adverse effect on our business, financial condition and results of operations. In addition, we may be forced to incur substantial litigation expenses in connection with defending this litigation.

On March 21, 2003, we, all of the current members of our Board of Directors, and two former officers, were named as defendants in a shareholder derivative lawsuit entitled Lifshitz v. Cannon et al., Case No. CV815693, filed in the Santa Clara County, California Superior Court. The plaintiff alleges that he should be permitted to pursue litigation, purportedly for the benefit of the Company, against the individual director and officer defendants for alleged mismanagement and waste of corporate assets during the period from May 2001 to the present, purported breaches of fiduciary duty, “constructive fraud,” “abuse of control,” and alleged violations of the California

Corporations Code by certain of the individual defendants who sold some of their Solectron stockholdings during the period from September 2001 through September 2002. The complaint seeks an unspecified amount of compensatory and punitive damages, and the relinquishment of all profits realized by those individual defendants who sold Solectron stock during the relevant period, together with statutory penalties under California Corporations Code section 25402 which plaintiff alleges to be applicable to those sales of Solectron stock. We do not believe plaintiff has adequately alleged a basis for plaintiff to appropriate for himself the duties of our Board of Directors under applicable Delaware law, and we intend to seek dismissal of the lawsuit.

Item 4. Submission of Matters to a Vote of Security Holders

We held our Annual Meeting of Stockholders on January 15, 2003. At the meeting, the following proposals received the votes listed below:

Proposal 1. Election of Directors

	In Favor	Withheld

Dr. Koichi Nishimura	626,769,435	35,620,139
Richard A. D’Amore	626,419,096	35,970,478
Charles A. Dickinson	624,837,453	37,552,121
Heinz Fridrich	624,367,040	38,022,534
William A. Hasler	627,379,923	35,009,651
Dr. Kenneth E. Haughton	626,222,879	36,166,695
Dr. Paul R. Low	623,033,505	39,356,069
C. Wesley M. Scott	623,972,098	38,417,476
Ajay B. Shah	628,514,885	33,874,689
Dennis Wood	629,468,771	32,920,803
Osamu Yamada	622,898,180	39,491,394

Proposal 2. Approval of the Company’s 2003 Employee Stock Purchase Plan

For	Against	Abstain

647,393,966	8,775,785	5,470,422

Proposal 3. Approval of the Company’s Executive Bonus Plan

For	Against	Abstain

612,674,998	44,106,862	5,607,713

Proposal 4. Approval of an amendment to the Company’s 1988 Employee Stock Purchase Plan

For	Against	Abstain

647,179,204	9,001,130	6,209,239

Proposal 5. Ratification of the appointment of KPMG LLP

For	Against	Abstain

613,714,295	43,862,507	4,805,770

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits:

Exhibit No.	Exhibit Description

3.1*	Certificate of Incorporation of the Company, as amended
3.2**	Bylaws of the Company, as amended
3.3***	Certificate of Designation Rights, Preferences and Privileges of Series A Participating Preferred Stock of the Company
10.1	Third Amendment Agreement, entered into as of February 13, 2003, among Solectron, Goldman Sachs Credit Partners L.P., JP Morgan Chase Bank, The Bank of Novia Scotia, Bank of America, N.A. and certain other lenders
10.2	Amended and Restated 364-Day Credit Agreement, dated as of February 13, 2003, among Solectron, Bank of America Securities LLC, Goldman Sachs Credit Partners L.P., JP Morgan Chase Bank, The Bank of Novia Scotia, Bank of America, N.A. and other certain lenders
10.3	Second Amendment Agreement, entered into as of August 19, 2002, among Solectron, Goldman Sachs Credit Partners, L.P., Bank of America, N.A. and certain other lenders
10.4	Second Amendment Agreement, entered into as of August 19, 2002, among Solectron, Goldman Sachs Credit Partners, L.P., Bank of America, N.A. and certain other lenders
10.5	Solectron Corporation Michael Cannon Employment Agreement, entered into as of January 6, 2003
10.6	Solectron Corporation Stand–Alone Stock Option Agreement (Michael Cannon), entered into as of January 6, 2003
10.7	Solectron Corporation Restricted Stock Purchase Agreement (Michael Cannon), entered into as of January 6, 2003

Additional Exhibits

99.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference from Exhibit 3.1 filed with Solectron’s Form 10-Q for the quarter ended February 28, 2001, Exhibit 3.1 filed with Solectron’s Form 10-Q for the quarter ended February 25, 2000, and Exhibit 3.1 filed with Solectron’s Form 10-Q for the quarter ended February 26, 1999.

**	Incorporated by reference from Exhibit 3.2 filed with Solectron’s Annual Report on Form 10-K for fiscal year ended August 31, 1997, Exhibit 3.2 filed with Solectron’s Form 10-Q for the quarter ended February 26, 1999 and Exhibit 3.2 filed with Solectron’s Form 10-Q for the quarter ended November 30, 2001.

***	Incorporated by reference from Exhibit 3.3 filed with Solectron’s Annual Report on Form 10-K for fiscal year ended August 31, 2001.

     (b)  Reports on Form 8-K

(1)	On February 7, 2003, Solectron filed a Current Report on Form 8-K stating that on February 3, 2003, Solectron issued a press release announcing that the Company had reached a manufacturing and supply agreement with HP.

(2)	On January 10, 2003, Solectron filed a Current Report on Form 8-K stating that on January 6, 2003, Solectron issued a press release announcing that effective January 6, 2003, Michael R. Cannon was named president and chief executive officer and elected to the board succeeding Koichi Nishimura who in September announced his intention to retire. The Solectron board also elected William A. Hasler, the Company’s lead independent director, to succeed Koichi Nishimura as chairman of the board. In addition, Saeed Zohouri, executive vice president and chief operating officer, left the Company as part of the chief executive officer transition process.

SOLECTRON CORPORATION

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOLECTRON CORPORATION (Registrant)

Date: April 14, 2003

	By	/S/ Kiran Patel Kiran Patel Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)

CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO SECTION 302 (a) OF
THE SARBANES-OXLEY ACT OF 2002

I, Michael Cannon, certify that:

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

Date: April 14, 2003

/S/ Michael Cannon Michael Cannon President and Chief Executive Officer

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

6.	The Registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 14, 2003

/S/ Kiran Patel Kiran Patel Executive Vice President and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Exhibit Description

3.1*	Certificate of Incorporation of the Company, as amended
3.2**	Bylaws of the Company, as amended
3.3***	Certificate of Designation Rights, Preferences and Privileges of Series A Participating Preferred Stock of the Company
10.1	Third Amendment Agreement, entered into as of February 13, 2003, among Solectron, Goldman Sachs Credit Partners L.P., JP Morgan Chase Bank, The Bank of Novia Scotia, Bank of America, N.A. and certain other lenders
10.2	Amended and Restated 364-Day Credit Agreement, dated as of February 13, 2003, among Solectron, Bank of America Securities LLC, Goldman Sachs Credit Partners L.P., JP Morgan Chase Bank, The Bank of Novia Scotia, Bank of America, N.A. and other certain lenders
10.3	Second Amendment Agreement, entered into as of August 19, 2002, among Solectron, Goldman Sachs Credit Partners, L.P., Bank of America, N.A. and certain other lenders
10.4	Second Amendment Agreement, entered into as of August 19, 2002, among Solectron, Goldman Sachs Credit Partners, L.P., Bank of America, N.A. and certain other lenders
10.5	Solectron Corporation Michael Cannon Employment Agreement, entered into as of January 6, 2003
10.6	Solectron Corporation Stand-Alone Stock Option Agreement (Michael Cannon), entered into as of January 6, 2003
10.7	Solectron Corporation Restricted Stock Purchase Agreement (Michael Cannon), entered into as of January 6, 2003

Additional Exhibits

99.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference from Exhibit 3.1 filed with Solectron’s Form 10-Q for the quarter ended February 28, 2001, Exhibit 3.1 filed with Solectron’s Form 10-Q for the quarter ended February 25, 2000, and Exhibit 3.1 filed with Solectron’s Form 10-Q for the quarter ended February 26, 1999.

**	Incorporated by reference from Exhibit 3.2 filed with Solectron’s Annual Report on Form 10-K for fiscal year ended August 31, 1997, Exhibit 3.2 filed with Solectron’s Form 10-Q for the quarter ended February 26, 1999 and Exhibit 3.2 filed with Solectron’s Form 10-Q for the quarter ended November 30, 2001.

***	Incorporated by reference from Exhibit 3.3 filed with Solectron’s Annual Report on Form 10-K for fiscal year ended August 31, 2001.