Form 10-Q
period 2003-05-30
SOLECTRON CORP
filed 2003-07-11
CIK 835541

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 30, 2003

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM          TO

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

     At June 30, 2003, 829,814,306 shares of Common Stock of the Registrant were outstanding (including approximately 32 million shares of Solectron Global Services Canada, Inc., which are exchangeable on a one-to-one basis for the Registrant’s common stock).

SOLECTRON CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SOLECTRON CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions)
(unaudited)

	May 31	August 31
	2003	2002

ASSETS
Current assets:
Cash, cash equivalents and short-term investments	$1,690.7	$2,249.8
Accounts receivable, net	1,641.9	1,788.2
Inventories	1,551.3	1,870.0
Prepaid expenses and other current assets	414.9	752.0

Total current assets	5,298.8	6,660.0
Net property and equipment	936.2	1,173.0
Goodwill	277.9	2,163.9
Other assets	450.1	1,017.1

Total assets	$6,963.0	$11,014.0

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$1,146.4	$643.0
Accounts payable	1,310.7	1,509.5
Accrued employee compensation	205.7	218.5
Accrued expenses	464.9	527.3
Other current liabilities	219.2	106.9

Total current liabilities	3,346.9	3,005.2
Long-term debt	1,884.4	3,183.9
Other long-term liabilities	76.2	52.2

Total liabilities	$5,307.5	$6,241.3

Commitments and contingencies
Stockholders’ equity:
Common stock	$0.8	$0.8
Additional paid-in capital	6,652.1	6,635.9
Accumulated deficit	(4,861.5)	(1,578.6)
Accumulated other comprehensive losses	(135.9)	(285.4)

Total stockholders’ equity	1,655.5	4,772.7

Total liabilities and stockholders’ equity	$6,963.0	$11,014.0

See accompanying notes to condensed consolidated financial statements.

SOLECTRON CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)
(unaudited)

	Three Months Ended May 31		Nine Months Ended May 31

	2003	2002	2003	2002

Net sales	$2,815.5	$3,032.8	$8,769.7	$9,159.6
Cost of sales	2,651.9	2,821.6	8,241.9	8,545.8

Gross profit	163.6	211.2	527.8	613.8
Operating expenses:
Selling, general and administrative	172.3	217.6	549.9	626.8
Research and development	22.7	20.4	66.2	54.1
Restructuring and impairment costs	384.1	313.4	542.8	561.0
Goodwill impairment	1,917.0	—	1,917.0	—

Operating loss	(2,332.5)	(340.2)	(2,548.1)	(628.1)
Interest income	8.0	14.0	26.0	55.3
Interest expense	(51.9)	(72.2)	(163.4)	(177.4)
Other income (expense)-net	(4.0)	(3.5)	46.9	73.9

Loss before income taxes	(2,380.4)	(401.9)	(2,638.6)	(676.3)
Income tax expense (benefit)	720.8	(117.5)	644.3	(213.4)

Net loss	$(3,101.2)	$(284.4)	$(3,282.9)	$(462.9)

Basic and diluted net loss per share	$(3.74)	$(0.35)	$(3.97)	$(0.60)
Shares used to compute basic and diluted net loss per share	828.8	823.2	827.1	768.4

See accompanying notes to condensed consolidated financial statements.

SOLECTRON CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in millions)
(unaudited)

	Three Months Ended May 31		Nine Months Ended May 31

	2003	2002	2003	2002

Net loss	$(3,101.2)	$(284.4)	$(3,282.9)	$(462.9)
Other comprehensive income (loss):
Foreign currency translation adjustments	115.4	83.3	157.9	(35.3)
Unrealized gain (loss) on investments	(8.5)	4.7	(8.4)	2.3

Comprehensive loss	$(2,994.3)	$(196.4)	$(3,133.4)	$(495.9)

Accumulated unrealized foreign currency translation losses were $137.8 million at May 31, 2003 and $295.7 million at August 31, 2002. Foreign currency translation adjustments consist of adjustments to consolidate subsidiaries that use the local currency as their functional currency and transaction gains and losses related to intercompany dollar-denominated debt that is not expected to be repaid in the foreseeable future. Accumulated unrealized gains on investments were $1.9 million at May 31, 2003, and $10.3 million at August 31, 2002.

See accompanying notes to condensed consolidated financial statements.

SOLECTRON CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Nine Months Ended May 31

	2003	2002

Cash flows from operating activities:
Net loss	$(3,282.9)	$(462.9)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	228.0	299.5
Amortization of debt issuance costs and accretion of discount on long-term debt	67.9	105.7
Inventory charge	76.3	—
Gain on retirement of debt	(38.3)	(31.7)
Deferred tax asset allowance	720.8	—
Gain on sale of property and equipment	(2.2)	(2.3)
Impairment of long-lived assets	2,211.7	334.3
Changes in operating assets and liabilities:
Accounts receivable, net	144.8	797.6
Inventories	258.9	1,501.2
Prepaid expenses and other current assets	68.1	(264.3)
Trade accounts payable, accrued expenses and other liabilities	(96.2)	(296.0)

Net cash provided by operating activities	$356.9	$1,981.1

Cash flows from investing activities:
Change in restricted cash, cash equivalents and short-term investments	133.7	(425.7)
Sales and maturities of short-term investments	246.7	534.8
Purchases of short-term investments	(55.1)	(533.6)
Acquisitions of businesses	(3.8)	(231.3)
Acquisitions of manufacturing assets	(45.5)	(102.2)
Capital expenditures	(112.4)	(189.0)
Purchase of facilities under synthetic leases	—	(179.3)
Proceeds from sale of property and equipment	38.7	100.0
Supply agreement and other	48.3	(31.6)

Net cash provided by (used in) investing activities	$250.6	$(1,057.9)

Cash flows from financing activities:
Repayment of other short-term debt obligations	(88.3)	(101.2)
Proceeds from issuance of ACES and Senior Notes	—	1,553.8
Net proceeds from issuance of long-term debt	—	152.4
Principal payments on long-term debt	—	(603.0)
Retirement of LYONs	(823.1)	(1,861.0)
Common stock repurchase	—	(4.5)
Settlement of derivative and other	28.4	8.3

Net cash used in financing activities	$(883.0)	$(855.2)

Effect of exchange rate changes on cash and cash equivalents	$48.7	$(53.8)

Net increase (decrease) in cash and cash equivalents	$(226.8)	$14.2
Cash and cash equivalents at beginning of period	1,781.9	2,482.3

Cash and cash equivalents at end of period	$1,555.1	$2,496.5

     See accompanying notes to condensed consolidated financial statements.

SOLECTRON CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

NOTE 1 — Basis of Presentation and Recent Accounting Pronouncements

Basis of Presentation

The accompanying financial data as of May 31, 2003 and for the three and nine months ended May 31, 2003 and 2002 has been prepared by Solectron, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The August 31, 2002 condensed consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. However, Solectron believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in Solectron’s Annual Report on Form 10-K for the fiscal year ended August 31, 2002.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of financial position as of May 31, 2003, the results of operations, and comprehensive loss for the three and nine months ended May 31, 2003 and 2002, and cash flows for the nine months ended May 31, 2003 and 2002, have been made. The results of operations for the three and nine months ended May 31, 2003 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

Solectron’s third quarters of fiscal 2003 and 2002 ended on May 30, 2003 and May 31, 2002, respectively. Solectron’s fiscal year ended on August 30, 2002. For clarity of presentation, Solectron has indicated its third quarters as having ended on May 31 and its fiscal year as having ended on August 31.

Beginning in fiscal 2003, Solectron classified certain expense items differently than in prior periods. Solectron has revised prior period financial information to conform the expense classifications to the current presentation. None of these reclassifications had any impact on net loss or net loss per share for the periods presented. These reclassifications are:

1.	Solectron adopted FASB Statement of Financial Accounting Standards (SFAS) No. 145 during the fourth quarter of fiscal 2002, which required that gains and losses on extinguishment of debt no longer be classified as an extraordinary item. Accordingly, Solectron reclassified gains on retirement of debt of $4.0 million and $50.7 million, respectively, for the three and nine months ended May 31, 2002 from extraordinary to other income (expense)-net. Solectron also reclassified the income tax expense related to these gains of $1.4 million and $19.0 million, respectively, for the three and nine months ended May 31, 2002 from extraordinary to income tax benefit.

2.	In fiscal 2003, Solectron began reporting other income and expense items as a separate line item rather than including such items in selling, general and administrative expenses. Accordingly, Solectron reclassified other expense of $7.5 million and other income of $23.2 million, respectively, for the three and nine months ended May 31, 2002 from selling, general and administrative expenses to other income (expense)-net. The reclassification for the nine months ended May 31, 2002 included the $24 million originally reclassified from cost of sales to selling, general and administrative expenses described in our Annual Report on Form 10-K for the fiscal year ended August 31, 2002.

3.	In fiscal 2003, Solectron classified certain items in cost of sales that in previous periods were included in selling, general and administrative expenses. Accordingly, Solectron reclassified $23.2 million for the nine months ended May 31, 2002 from selling, general and administrative expenses to cost of sales.

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

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 requires that a liability for costs associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. SFAS No. 146 was effective for exit or disposal activities initiated after December 31, 2002. Adoption of SFAS No. 146 has primarily resulted in changes to the timing of recognition of restructuring costs as previous accounting literature allowed recognition upon committing to an exit plan.

In November 2002, the FASB issued Interpretation (FIN) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” which requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantees. It also requires disclosure in interim and annual financial statements of its obligations under certain guarantees it has issued. The initial recognition and measurement provisions of FIN No. 45 are to be applied prospectively to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements for periods ending after December 15, 2002. Adoption of FIN No. 45 did not have a material impact on these condensed consolidated financial statements.

In December 2002, The FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” which amends SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Compensation costs attributable to Solectron’s stock option plans and its employee stock purchase plan are recognized based on any excess of the quoted market price of the stock on the date of grant over the amount the employee is required to pay to acquire the stock, in accordance with the intrinsic-value method under Accounting Principles Board Opinion (APB) No. 25. Such amount, if any, is expensed over the related time-based vesting period, as appropriate. APB No. 25 does not require options to be expensed when granted with an exercise price equal to fair market value, which has been Solectron’s policy. Solectron has adopted the disclosure requirements of SFAS No. 148 during the third quarter of fiscal 2003.

In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities,” which requires variable interest entities, previously referred to as special-purpose entities or off-balance sheet structures, to be consolidated by a company if that company is subject to a majority of the risk of loss from the entity’s activities or is entitled to receive a majority of the entity’s returns or both. The consolidation provisions of FIN No. 46 apply immediately to variable interest entities created after January 31, 2003 and to existing entities in the first fiscal year or interim period beginning after June 15, 2003. Certain disclosure provisions apply in financial statements issued after January 31, 2003. Solectron does not expect this interpretation to have a material impact on its synthetic lease arrangements, as variable interest entities were not used in the transactions.

In April 2003, the FASB issued SFAS No. 149, “Amendments of Statement 133 on Derivative Instruments and Hedging Activities,” which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133. This statement is effective for contracts entered into or modified after June 30, 2003, with certain exceptions, and for hedging relationships designated after June 30, 2003. Solectron does not expect adoption of SFAS No. 149 to have a material impact on its condensed consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. Financial instruments that are within the scope of the statement, which previously were often classified as equity, must now be classified as liabilities. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003. Solectron does not expect adoption of SFAS No. 150 to have a material impact on its condensed consolidated financial statements.

NOTE 2 – Stock-Based Compensation

SFAS No. 123, as amended by SFAS No. 148, permits companies to (i) recognize as expense the fair value of stock-based awards, or (ii) continue to apply the provisions of APB No. 25 and related interpretations, and provide pro forma net income and earnings per share disclosures for employee stock compensation as if the fair-value-based method defined in SFAS No. 123 had been applied. Solectron continues to apply the provisions of APB No. 25 and provide the pro forma disclosures with respect to its stock-based compensation plans in accordance with the provisions of SFAS Nos. 123 and 148.

Solectron accounts for its employee stock plans, which consist of fixed stock option plans and an employee stock purchase plan, using the intrinsic value method under APB No. 25. No compensation expense related to these plans has been recognized in Solectron’s financial statements. Solectron uses the Black-Scholes option-pricing model to determine the pro forma impact under SFAS Nos. 123 and 148 on the Solectron’s net loss and loss per share. The model utilizes certain information, such as the interest rate on a risk-free security maturing generally at the same time as the option being valued, and requires certain assumptions, such as the expected amount of time an option will be outstanding until it is exercised or expires, to calculate the fair value of stock options granted. The assumptions used for the three and nine months ended May 31, 2003 and 2002 are presented below.

	Three Months Ended		Nine Months Ended
	May 31		May 31

	2003	2002	2003	2002

Expected life of options	3 years	3 years	3 years	3 years
Expected life of purchase right	6 months	6 months	6 months	6 months
Volatility	78%	67%	79%	66%
Risk-free interest rate	1.11% to 2.06%	1.91% to 4.14%	1.11% to 2.32%	1.77% to 4.14%
Dividend yield	zero	zero	zero	zero

Solectron has several stock option plans, which are described in the Company’s annual report on Form 10-K. The table below sets out the pro forma amounts of net loss and net loss per share that would have resulted for the three and nine months ended May 31, 2003 and 2002, if Solectron accounted for its employee stock plans under the fair value recognition provisions of SFAS Nos. 123 and 148.

	Three Months Ended		Nine Months Ended
	May 31		May 31

	2003	2002	2003	2002

Net loss:
As reported	$(3,101.2)	$(284.4)	$(3,282.9)	$(462.9)
Stock-based employee compensation expense determined under fair value method, net of tax	(25.3)	(23.3)	(85.2)	(72.5)

Pro forma	$(3,126.5)	$(307.7)	$(3,368.1)	$(535.4)

Net loss per share:
Basic and diluted - as reported	$(3.74)	$(0.35)	$(3.97)	$(0.60)
Basic and diluted - pro forma	$(3.77)	$(0.37)	$(4.07)	$(0.70)

NOTE 3 — Inventories

Inventories consisted of:

	May 31	August 31
	2003	2002

Raw materials	$1,036.3	$1,308.5
Work-in-process	235.5	236.5
Finished goods	279.5	325.0

Total	$1,551.3	$1,870.0

NOTE 4 — Commitments and Contingencies

Lease Obligations

During fiscal 2002, Solectron restructured its synthetic lease agreements relating to five manufacturing sites. The synthetic leases have expiration dates in 2007. At the end of the lease term, Solectron has an option, subject to certain conditions, to purchase or to cause a third party to purchase the facilities subject to the synthetic leases for the “Termination Value,” which approximates the lessor’s original cost, or may market the property to a third party at a different price. Solectron is entitled to any proceeds from a sale of the properties to third parties in excess of the Termination Value and liable to the lessor for any shortfall. In connection with its restructuring of these synthetic leases, Solectron provided loans to the lessor equaling approximately 85% of its Termination Value. These loans are repayable solely from the sale of the properties to third parties in the future, are subordinated to the amounts payable to the lessor at the end of the synthetic leases, and may be credited against the Termination Value payable if Solectron purchases the properties. The approximate Termination Values and loan amounts were $125 million and $106 million, respectively, as of May 31, 2003.

In addition, cash collateral of $19 million is pledged for the difference between the Termination Values and the loan amounts. Each lease agreement contains various affirmative and financial covenants. A default under a lease, including violation of these covenants, may accelerate the termination date of the arrangement. Prior to the end of the third quarter, Solectron obtained an amendment to the minimum cash interest coverage ratio covenant. Subsequent to the end of the third quarter, Solectron received its lender’s consent, effective May 31, 2003, to amend the definition of the consolidated tangible net worth covenant to include the impact of the deferred tax asset valuation allowance charge. As a result of these amendments, Solectron was in compliance with all applicable covenants as of May 31, 2003. Monthly lease payments are generally based on the Termination Value and 30-day LIBOR index (1.32% as of May 31, 2003) plus an interest-rate margin, which may vary depending upon Solectron’s Moody’s Investors’ Services and Standard and Poor’s ratings and are allocated between the lessor and Solectron based on the proportion of the loan amount to the total Termination Value for each synthetic lease.

Solectron accounts for these synthetic lease arrangements as operating leases in accordance with SFAS No. 13, “Accounting for Leases,” as amended. Solectron’s loans to the lessor were included in other long-term assets in the condensed consolidated balance sheet as of May 31, 2003.

If Solectron should determine that it is probable that the expected fair value of the property at the end of the lease term will be less than the Termination Value, any expected loss will be recognized on a straight-line basis over the remaining lease term.

Future minimum payments related to operating lease obligations, including the synthetic leases discussed above, are $45 million (for the remaining three months of fiscal 2003), $94 million, $54 million, $39 million, and $31 million for each of the years in the four-year period ending August 31, 2007 and an aggregate of $117 million for all years subsequent to August 31, 2007 combined.

Legal Proceedings

Solectron is from time to time involved in various litigation and legal matters, including those described below. By describing the particular matters set forth below, Solectron does not intend to imply that the Company or its legal advisors have concluded or believe that the outcome of any of those particular matters is or is not likely to have a material adverse impact upon Solectron’s business or financial condition.

On August 29, 2002, ATEL Leasing Corporation, a lessor of manufacturing equipment to Solectron, filed suit against Solectron in the California Superior Court for the City and County of San Francisco (ATEL Leasing Corporation v. Solectron Corporation, Case No. 412011), alleging that ATEL is entitled to recover as “liquidated damages and not as a penalty” amounts equal to the “stipulated loss value” of all of the equipment leased to Solectron by ATEL under two equipment lease agreements. ATEL’s complaint sought “liquidated damages” of approximately $26 million, plus additional interest allegedly accruing thereon, and litigation expenses. Solectron contended that ATEL’s claims were without merit, and that Solectron had meritorious defenses, including that the “liquidated damages” provision upon which ATEL relied is an unenforceable penalty under California law. In fact, the United States District Court for the Northern District of California had ruled in a March 2001 opinion (ATEL Financial Corp. v. Quaker Coal Company, 132 F.Supp.2d 1233) that a “liquidated damages” provision, which ATEL had attempted to enforce in that case, was an unenforceable penalty under California law. ATEL appealed that ruling, but on March 5, 2003, the Ninth Circuit Court of Appeals affirmed the District Court’s judgment against ATEL. In response to this adverse ruling, ATEL dismissed its complaint against Solectron on or about May 15, 2003. Despite this dismissal, ATEL has continued to threaten litigation in an effort to induce Solectron to renegotiate the equipment leases, and while Solectron continues to believe ATEL’s claims to be without merit, there can be no assurance that ATEL will not file a new lawsuit against Solectron.

On September 19, 2002, one of Solectron’s former employees filed a complaint against Solectron in the Superior Court of the State of California, Santa Clara County, asserting two claims for wrongful termination. The case is encaptioned Ronald Sorisho v. Solectron Corporation et al., Case No. CV811243. In the complaint, plaintiff alleges that he was wrongfully terminated by Solectron in supposed retaliation for his alleged efforts to ensure that Solectron timely recognized a charge for excess, obsolete and slow moving inventory in the Technology Solutions business unit. Plaintiff seeks compensatory damages in an amount “not less than $2.5 million” as well as punitive damages. Solectron believes Mr. Sorisho’s claims of wrongful termination are without merit and intends to vigorously defend itself. Solectron filed a motion with the court challenging the sufficiency of Mr. Sorisho’s complaint, and in response to this motion, Mr. Sorisho filed an amended complaint in which he dropped one of his two original wrongful termination claims, but added a new claim for purported defamation based upon statements attributed to Solectron in a news article regarding Mr. Sorisho’s allegations against Solectron. Solectron tendered the defense of the defamation claim to its insurance carrier and the insurance carrier has assumed the defense of the defamation claim, subject to a reservation of rights.

On March 6, 2003, a putative shareholder class action lawsuit was filed against Solectron and certain of its officers in the United States District Court for the Northern District of California alleging claims under Section 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder. The case is entitled Abrams v. Solectron Corporation et al., Case No. C-03-0986 CRB. The complaint alleged that the defendants issued false and misleading statements in certain press releases and SEC filings issued between September 17, 2001 and September 26, 2002. In particular, plaintiff alleged that the defendants failed to disclose and to properly account for excess and obsolete inventory in the Technology Solutions business unit during the relevant time period. The lawsuit seeks an unspecified amount of damages on behalf of the putative class. Additional complaints making similar allegations were subsequently filed in the same court, and pursuant to an order entered June 2, 2003, the Court appointed lead counsel and plaintiffs to represent the putative class in a single consolidated action. Pursuant to the Court’s consolidation orders, a consolidated amended complaint is anticipated to be filed within the next few weeks. Solectron intends to vigorously defend against the consolidated lawsuit. There can be no assurance, however, that the outcome of the lawsuit will be favorable to Solectron or will not have a material adverse effect on Solectron’s business, financial condition and results of operations. In addition, Solectron may be forced to incur substantial litigation expenses in defending this litigation.

On March 21, 2003, Solectron, all of the current members of its Board of Directors, and two former officers, were named as defendants in a shareholder derivative lawsuit entitled Lifshitz v. Cannon et al., Case No. CV815693, filed in the Santa Clara County, California Superior Court. The plaintiff alleged that he should be permitted to pursue litigation, purportedly for the benefit of Solectron, against the individual director and officer defendants for alleged mismanagement and waste of corporate assets during the period from May 2001 to the present, purported breaches of fiduciary duty, “constructive fraud,” “abuse of control,” and alleged violations of the California Corporations Code by certain of the individual defendants who sold some of their Solectron stockholdings during the period from September 2001 through September 2002. The complaint seeks an unspecified amount of compensatory and punitive damages, and the relinquishment of all profits realized by those individual defendants who sold Solectron stock during the relevant period, together with statutory penalties under California Corporations Code section 25402 which plaintiff alleges to be applicable to those sales of Solectron stock. On May 19, 2003, Solectron and the individual defendants moved to dismiss the Lifshitz complaint. In the meantime, two substantively identical derivative lawsuits, entitled Schactner v. Cannon, et al., Case No. CV817112, and Nims v. Cannon, et al., Case No. CV817158, were filed in the same Court on May 14 and May 15, respectively. Counsel for the plaintiffs in all three suits subsequently advised the Court that they would be filing a consolidated amended complaint, and accordingly, defendants’ motion to dismiss was taken off calendar pending the filing of the consolidated amended complaint combining the three lawsuits. On June 27, 2003, the plaintiffs served their consolidated amended complaint now alleging that “since January of 1999” all of the current members of Solectron’s Board of Directors, as well as three former officers, purportedly breached their fiduciary duties and participated in or permitted “constructive fraud,” “unjust enrichment,” and alleged violations of the California Corporations Code. Solectron does not believe plaintiffs have adequately alleged a basis for plaintiffs to appropriate for themselves the duties of Solectron’s Board of Directors under applicable Delaware law, and believes that the consolidated amended complaint contains various factual errors and legal deficiencies. Solectron intends to seek dismissal of the consolidated amended complaint. Solectron may be forced to incur substantial litigation expenses in defending this litigation.

NOTE 5 – Segment Information

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

	Three Months Ended May 31		Nine Months Ended May 31

	2003	2002	2003	2002

Net sales:
Global Operations	$2,095.2	$2,447.5	$6,763.7	$7,766.3
Technology Solutions	381.6	257.8	969.3	599.7
Global Services	241.3	221.4	740.3	586.3
MicroSystems	97.4	106.1	296.4	207.3

	$2,815.5	$3,032.8	$8,769.7	$9,159.6

Depreciation and amortization:
Global Operations	$44.4	$64.9	$153.8	$215.7
Technology Solutions	6.0	6.3	17.3	18.6
Global Services	7.9	7.9	25.3	19.8
MicroSystems	5.3	5.1	14.4	6.2
Corporate	6.1	6.4	17.2	39.2

	$69.7	$90.6	$228.0	$299.5

Interest income:
Global Operations	$1.5	$3.0	$4.1	$19.4
Technology Solutions	0.3	0.4	1.1	1.2
Global Services	0.2	0.1	0.7	0.4
MicroSystems	—	—	0.1	0.3
Corporate	6.0	10.5	20.0	34.0

	$8.0	$14.0	$26.0	$55.3

Interest expense:
Global Operations	$2.5	$4.8	$6.9	$13.7
Technology Solutions	0.1	0.2	0.2	0.6
Global Services	—	0.3	—	1.5
MicroSystems	0.3	0.3	1.3	0.8
Corporate	49.0	66.6	155.0	160.8

	$51.9	$72.2	$163.4	$177.4

Loss before income taxes:
Global Operations	$(1,930.1)	$(214.6)	$(2,065.3)	$(598.3)
Technology Solutions	(4.3)	(15.4)	(12.0)	(33.9)
Global Services	(346.2)	(7.6)	(331.9)	17.2
MicroSystems	2.8	(0.4)	—	(2.0)
Corporate	(102.6)	(163.9)	(229.4)	(59.3)

	$(2,380.4)	$(401.9)	$(2,638.6)	$(676.3)

Capital expenditures:
Global Operations	$15.9	$215.1	$62.5	$281.0
Technology Solutions	2.4	1.9	8.4	9.0
Global Services	11.1	14.9	30.2	41.6
MicroSystems	4.0	0.8	6.6	4.2
Corporate	1.0	18.0	4.7	32.5

	$34.4	$250.7	$112.4	$368.3

Geographic net sales:
United States	$1,013.6	$1,181.4	$3,136.5	$3,585.7
Other North and Latin America	336.4	395.1	1,090.7	1,058.9
Europe	435.8	506.5	1,397.0	1,534.5
Malaysia	446.5	323.5	1,100.0	1,052.1
Other Asia Pacific	583.2	626.3	2,045.5	1,928.4

	$2,815.5	$3,032.8	$8,769.7	$9,159.6

	May 31	August 31
	2003	2002

Total Assets:
Global Operations	$4,233.5	$7,150.2
Technology Solutions	608.5	499.7
Global Services	517.0	808.2
MicroSystems	241.6	273.5
Corporate	1,362.4	2,282.4

	$6,963.0	$11,014.0

Total Assets:
United States	$2,671.9	$4,624.1
Other North and Latin America	1,354.0	1,594.8
Europe	1,476.6	1,575.2
Malaysia	522.9	1,213.2
Other Asia Pacific	937.6	2,006.7

	$6,963.0	$11,014.0

NOTE 6 – Long-Term Debt

Liquid Yield Option Notes (LYONs)

In November 2000, Solectron issued 2.9 million LYONs at an issue price of $524.78 per note, which resulted in gross proceeds to Solectron of approximately $1.5 billion. These notes are unsecured and unsubordinated indebtedness of Solectron. Solectron will pay no interest prior to maturity. Each note has a yield of 3.25% with a maturity value of $1,000 on November 20, 2020. Each note is convertible to common shares at any time by the holder at a conversion rate of 11.7862 shares per note. Holders may require Solectron to purchase all or a portion of their notes on May 20, 2004, November 20, 2005 and 2010, at prices of $587.46, $616.57 and $724.42 per note, respectively, payable in cash or common stock at the option of Solectron. Also, each holder may require Solectron to repurchase all or a portion of such holder’s notes if a change in control of Solectron occurs on or before May 20, 2004. Solectron, at its option, may redeem all or a portion of the notes at any time on or after May 20, 2004. Solectron is amortizing the issuance cost through May 20, 2004. During the first quarter of fiscal 2003, Solectron repurchased a portion of these LYONs with a carrying amount totaling $205 million for $171 million in cash, which resulted in a gain of $34 million. During the second quarter of fiscal 2003, Solectron repurchased an additional portion of these LYONs with a carrying amount of $131 million for $127 million in cash, which resulted in a gain of $4 million. The remaining accreted value of these notes was approximately $1.1 billion as of May 31, 2003 and Solectron may be obligated to purchase these notes on May 20, 2004 for approximately $1.1 billion in cash or common stock or a combination of both. As of May 31, 2003, these LYONs are included in short-term debt in the accompanying condensed consolidated balance sheet.

In May 2000, Solectron issued 4.025 million LYONs at an issue price of $579.12 per note, which resulted in gross proceeds to Solectron of approximately $2.3 billion. These notes are unsecured and unsubordinated indebtedness of Solectron. Solectron will pay no interest prior to maturity. Each note has a yield of 2.75% with a maturity value of $1,000 on May 8, 2020. Each note is convertible at any time by the holder to common shares at a conversion rate of 12.3309 shares per note. Holders may require Solectron to purchase all or a portion of their notes on May 8, 2003 and 2010, at prices of $628.57 and $761.00 per note, respectively. Also, each holder may have required Solectron to repurchase all or a portion of such holder’s notes upon a change in control of Solectron occurring on or before May 8, 2003. Solectron, at its option, may redeem all or a portion of the notes at any time on or after May 8, 2003. Issuance costs were fully amortized as of May 8, 2003. During the first quarter of fiscal 2003, Solectron repurchased a portion of these LYONs with a carrying amount totaling $11 million for $11 million in cash, which resulted in no gain or loss. On March 31, 2003, Solectron announced its intention to repurchase any 2.75% LYONs put to it with cash on May 8, 2003. Accordingly, Solectron repurchased $514 million of these LYONs with cash during the third quarter of fiscal 2003 resulting in no material gain or loss. Approximately $10 million of these LYONs remain in long-term debt within the condensed consolidated balance sheet as of May 31, 2003.

Adjustable Conversion-Rate Equity Securities (ACES)

During the second quarter of fiscal 2002, Solectron closed its public offering of $1.1 billion, or 44 million units, of 7.25% ACES. Each ACES unit has a stated amount of $25.00 and consists of (a) a contract requiring the holder to purchase, for $25.00, a number of shares of Solectron common stock to be determined on November 15, 2004, based on the average trading price of Solectron’s common stock at that time and certain specified settlement rates ranging from 2.1597 shares of Solectron’s common stock per purchase contract to 2.5484 shares of Solectron’s common stock per purchase contract (subject to certain anti-dilution adjustments); and (b) a $25 principal amount of 7.25% subordinated debenture due 2006. Solectron received gross proceeds of approximately $1.1 billion from the transaction. Solectron allocated $46.9 million to the fair value of the purchase contracts and recorded this amount in additional paid-in capital. The debentures initially were held and pledged for Solectron’s benefit to secure the holders’ obligation to purchase Solectron’s common stock on November 15, 2004. On or about August 15, 2004, the ACES debentures will be remarketed and, if the remarketing is successful, the interest rate will be reset at then current rates as described in the indentures and the proceeds from the remarketing will be used to satisfy the holders’ obligation to purchase Solectron’s common stock in November 2004. If the debentures are not successfully remarketed, the interest rate will not be reset and Solectron may use the pledged debentures to satisfy the holders’ obligation to purchase Solectron’s common stock in November 2004. Approximately $40 million of cash, cash equivalents and short-term investments as of May 31, 2003 were restricted as collateral related to the obligations for the next two quarterly interest payments.

9.625% Senior Notes

On February 8, 2002, Solectron issued an aggregate principal amount of $500 million of 9.625% senior notes due 2009. Solectron is required to pay interest on the notes in cash on February 15 and August 15 of each year. The indenture governing the terms of these notes contains restrictive provisions, which limit Solectron and its subsidiaries from making distributions on their capital stock, investments, incurring debt, issuing preferred stock and engaging in assets sales, among other provisions.

7.375% Senior Notes

In March 1996, Solectron issued $150 million aggregate principal amount of senior notes. These notes are in denominations and have a maturity value of $1,000 each and are due on March 1, 2006. Interest is payable semiannually at a rate of 7.375% per annum. The notes may not be redeemed prior to maturity.

NOTE 7 – Derivative Instruments

Solectron periodically enters into foreign exchange forward contracts intended to reduce the short-term impact of foreign currency fluctuations on foreign currency cash, receivables, investments and payables. The gains and losses on the foreign exchange forward contracts offset the transaction gains and losses on the foreign currency cash, receivables, investments, and payables recognized in earnings. Solectron does not enter into foreign exchange forward contracts for speculative purposes. Solectron’s foreign exchange forward contracts related to current assets and liabilities are generally three months or less in original maturity.

Solectron periodically hedges foreign currency forecasted transactions with foreign exchange forward contracts. These transactions are treated as cash flow hedges in accordance with SFAS No. 133. As of May 31, 2003, these foreign exchange forward contracts have maturities of less than three months.

As of May 31, 2003, Solectron had outstanding foreign exchange forward contracts with a total notional amount of $657 million.

Solectron also uses interest rate swaps to hedge its mix of short- and long-term interest rate exposures resulting from Solectron’s debt obligations. During the third quarter of fiscal 2002, Solectron entered into interest rate swap transactions under which it paid variable rates and received fixed rates. The interest rate swaps had a total notional amount of $1.0 billion; $500 million related to Solectron’s $1.1 billion ACES and expires on November 15, 2004 and $500 million related to the 9.625% $500 million senior notes and was scheduled to expire on February 15, 2009. Under each of these swap transactions, Solectron paid an interest rate equal to the 3-month LIBOR rate plus a fixed spread. In exchange, Solectron received fixed interest rates of 7.25% on the $500 million related to the ACES and 9.625% on the $500 million related to the senior notes. These swap transactions effectively replaced the fixed interest rates that the Company must pay on a portion of its ACES and all its 9.625% senior notes with variable interest rates. These swaps were designated as fair value hedges under SFAS No. 133. On November 15, 2002, the original $500 million of swaps related to the senior notes were settled. This settlement resulted in cash received and a gain of approximately $26 million, which is being amortized over the remaining life of the senior notes. Also on November 15, 2002, Solectron entered into an additional $500 million of swaps with similar terms and designated the swaps as fair value hedges of the senior notes under SFAS No. 133. During the third quarter of fiscal 2003, the swaps related to ACES were not effective as required by SFAS No. 133. Accordingly, Solectron ceased accounting for the instruments as hedges as of the beginning of the quarter. The impact of this change was not significant and Solectron expects the swaps to be effective during future quarters.

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

NOTE 8 – Goodwill and Intangible Assets

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

Primarily due to significant industry and economic trends that have continued to negatively affect Solectron’s operations and stock price, Solectron performed a goodwill impairment test according to the provisions of SFAS No. 142 during the third quarter of fiscal 2003 in advance of the Company’s annual test originally scheduled for the fourth quarter of fiscal 2003. This impairment test resulted in an impairment charge of approximately $1.9 billion. The following discussion provides details regarding the two-step impairment test, which resulted in the impairment charge.

Upon concluding that a test was necessary, SFAS No. 142 required Solectron to perform an assessment of whether there was an indication that goodwill was impaired. Solectron determined the carrying value of each of its six reporting units by allocating the assets and liabilities, including the goodwill and intangible assets, to the units as of March 1, 2003, the date of the test. Solectron then determined the fair value of each reporting unit and compared it to the reporting unit’s carrying value. If a reporting unit’s carrying amount exceeded its fair value, an indication existed that the reporting unit’s goodwill was impaired and Solectron was required to perform the second step of the impairment test.

Results of step one indicated that potential impairment existed within the Global Operations reporting unit and one of the Global Services reporting units since the estimated fair values, based on expected future discounted cash flows to be generated from the units, were less than the units’ carrying values. Pursuant to the second step of the test, Solectron compared the implied fair value of each unit’s goodwill (determined by allocating each unit’s fair value based on expected future discounted cash flows, to all the assets, recognized and unrecognized, and liabilities in a manner similar to a purchase price allocation for an acquired business) to each unit’s carrying amount. Solectron also obtained independent valuations of certain unrecognized intangible assets and certain fixed assets in connection with this assessment.

The discounted cash flow models used to determine the fair values of the reporting units were prepared using revenue and expense projections based on Solectron’s current operating plan as of the date of the test. The revenue projections were management’s best estimates considering current and expected economic and industry conditions as of the date of the test. The discounted cash flow model also included a terminal value for years six and beyond that assumes future free cash flow growth of 3% based on management’s estimates and standard industry rates used by analysts monitoring Solectron’s industry. The cash flows were discounted using a weighted average cost of capital of 12% which is management’s best estimate considering the debt and equity structure of the Company and external industry data. The discounted cash flows related to the terminal value represents approximately 72% of total expected future discounted cash flows.

Step two of the impairment test resulted in impairments of the entire goodwill balances remaining in both the Global Operations reporting unit and one of the Global Services reporting units. Accordingly, Solectron recorded goodwill impairment charges of approximately $1.6 billion related to Global Operations and $275 million related to Global Services during the third quarter of fiscal 2003.

Goodwill information for each reportable segment is as follows:

	August 31	Goodwill	Goodwill	May 31
	2002	Adjustments*	Impairment	2003

Global Operations	$1,608.9	$33.1	$(1,642.0)	$—
Technology Solutions	79.5	(0.3)	—	79.2
Global Services	407.6	(2.8)	(275.0)	129.8
MicroSystems	67.9	1.0	—	68.9

	$2,163.9	$31.0	$(1,917.0)	$277.9

*	Goodwill adjustments were primarily made based on the final appraisal received during the first quarter of fiscal 2003 related to the acquisition of C-MAC. No significant additions resulted from acquisitions during fiscal 2003.

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

During the third quarter of fiscal 2003, Solectron concluded that sufficient indicators existed to require it to perform an analysis to assess whether a portion of other intangible assets was impaired. SFAS No. 144 states that impairment is deemed to have occurred if the sum of the forecasted undiscounted future cash flows related to the asset grouping tested are less than the carrying value of the assets. If the forecasted cash flows are less than the carrying value, then the assets must be written down to estimated fair value. As a result of this analysis, Solectron recorded an impairment charge of $161 million primarily related to its intangible assets acquired in a transaction with a large customer. This intangible asset impairment was recorded within “Restructuring and Impairment Costs” in the accompanying condensed consolidated statements of operations during the third quarter of fiscal 2003.

The following tables summarize the gross amounts and accumulated amortization for each major class as of May 31, 2003 and August 31, 2002:

May 31, 2003:

	Supply	Intellectual Property
	Agreements	Agreements	Other	Total

Gross amount	$228.1	$108.5	$140.8	$477.4
Accumulated amortization	(85.5)	(42.8)	(75.1)	(203.4)
Impairment	(140.4)	—	(20.7)	(161.1)

Carrying value	$2.2	$65.7	$45.0	$112.9

August 31, 2002:

	Supply	Intellectual Property
	Agreements	Agreements	Other	Total

Gross amount	$445.1	$106.4	$163.5	$715.0
Accumulated amortization	(80.7)	(34.6)	(61.7)	(177.0)
Impairment	(191.2)	—	(40.5)	(231.7)

Carrying value	$173.2	$71.8	$61.3	$306.3

Amortization expense for the third quarter of fiscal 2003 was $6.5 million. The Company expects that its annual amortization expense reportable as required by SFAS No. 142 for these intangibles would be approximately $22 million for each of the next three fiscal years and $18 million for each of the two subsequent fiscal years.

NOTE 9 – Acquisitions and Divestiture

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

NOTE 10 – Restructuring and Impairment

In the second quarter of fiscal 2001, Solectron initiated a series of restructuring of its operations in light of the current economic downturn. The measures, which included reducing the workforce, consolidating facilities and changing the strategic focus of a number of sites, have been intended to align Solectron’s capacity and infrastructure to the reduced level of customer demand, transition its operations to lower cost regions, and rationalize its footprint worldwide. Additional charges have been incurred as more was learned about the extent and depth of the economic downturn and Solectron initiated activities to reduce its costs to more competitive industry levels. For leased facilities that will be abandoned and subleased, the lease costs accrued represent future lease payments subsequent to abandonment less estimated sublease income. For facilities and equipment held for disposal, the impairment loss recognized was based on the fair value less costs to sell with fair value based on estimates of existing market prices for similar assets. These restructuring charges are based on estimates that are subject to change. The following summarizes Solectron’s restructuring charges since the activities were initiated in fiscal 2001.

Three and nine months ended May 31, 2003 and 2002

Solectron continued its restructuring activities in the third quarter of fiscal 2003. The following table summarizes restructuring charges included in the accompanying condensed consolidated statements of operations:

	Three Months Ended May 31		Nine Months Ended May 31

	2003	2002	2003	2002	Nature

Impairment of equipment	$48.6	$61.7	$69.5	$127.8	non-cash
Impairment of facilities	53.0	47.8	53.6	61.7	non-cash
Impairment of IT software and other assets	3.1	131.5	10.5	144.8	non-cash

Impairment of equipment, facilities and other	$104.7	$241.0	$133.6	$334.3
Severance and benefit costs	$107.7	$31.8	$222.0	$100.5	cash
Loss on leased equipment	5.9	12.5	1.7	30.3	cash
Loss on leased facilities	—	28.1	7.9	84.2	cash
Other exit costs	4.7	—	16.5	11.7	cash

Total	$223.0	$313.4	$381.7	$561.0

The employee severance and benefit costs included in the restructuring charges recorded in the third quarter of fiscal 2003 related to approximately 9,000 full time positions worldwide, of which approximately 2,000 have been eliminated. Approximately 69% of the positions are in the Americas region, 25% are in Europe and 6% are in Asia/Pacific. The employment reductions primarily affected employees in manufacturing and back office support functions within the Global Operations and Global Services business units. Facilities and equipment subject to restructuring were also primarily located in the Americas and Europe within the Global Operations and Global Services business units.

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

The following table summarizes the restructuring accrual activity from initiation of Solectron’s activities through May 31, 2003:

	Severance	Lease Payments	Lease Payments
	and Benefits	on Facilities	on Equipment	Other	Total

Balance of accrual at September 1, 2000	$—	$—	$—	$—	$—
FY2001 Provision	70.0	56.4	117.5	5.3	249.2
FY2001 Cash payments	(70.0)	(5.5)	(5.0)	(0.9)	(81.4)

Balance of accrual at August 31, 2001	$—	$50.9	$112.5	$4.4	$167.8
FY2002 Provision	119.8	84.2	30.3	40.5	274.8
FY2002 Provision adjustments	—	(3.9)	(6.5)	—	(10.4)
FY2002 Cash payments	(113.7)	(67.1)	(51.9)	(44.6)	(277.3)

Balance of accrual at August 31, 2002	$6.1	$64.1	$84.4	$0.3	$154.9
Q1-FY03 Provision	61.4	6.9	2.9	11.8	83.0
Q1-FY03 Cash payments	(61.0)	(9.1)	(37.8)	(0.6)	(108.5)

Balance of accrual at November 30, 2002	$6.5	$61.9	$49.5	$11.5	$129.4
Q2-FY03 Provision	52.9	—	—	—	52.9
Q2-FY03 Provision adjustments	—	1.0	—	—	1.0
Q2-FY03 Cash payments	(42.4)	(6.3)	(5.7)	(10.7)	(65.1)

Balance of accrual at February 28, 2003	$17.0	$56.6	$43.8	$0.8	$118.2
Q3-FY03 Provision	107.7	—	5.9	4.7	118.3
Q3-FY03 Cash payments	(40.5)	(9.4)	(20.5)	(2.5)	(72.9)

Balance of accrual at May 31, 2003	$84.2	$47.2	$29.2	$3.0	$163.6

The remaining severance and benefit cash expenditures are expected to be paid by the second quarter of fiscal 2004. The current estimates accrued for lease payments on facilities and equipment will be paid over their respective lease terms and Solectron plans to attempt to terminate these leases, if favorable terms are available. Cash expenditures for other costs are expected to be paid by the first quarter of fiscal 2004. Solectron expects to fund cash expenditures related to restructuring activities from cash generated from operations.

NOTE 11 – Loss Per Share Calculation

The calculation of loss per share for the three and nine months ended May 31, 2003 did not include the weighted average impact of the 23.2 million common shares issuable upon conversion of Solectron’s LYONs, 112.1 million common shares issuable upon conversion of the Company’s ACES and 66.4 million options to purchase common stock, as the effect would have been antidilutive.

The calculation of loss per share for the three and nine months ended May 31, 2002 did not include the weighted average impact of the 61.2 million common shares issuable upon conversion of Solectron’s LYONs, 112.1 million common shares issuable upon conversion of the Company’s ACES and 64.7 million options to purchase common stock, as the effect would have been antidilutive.

NOTE 12 – Income Taxes

SFAS No. 109, “Accounting for Income Taxes,” requires that a valuation allowance be established when it is “more likely than not” that all or a portion of deferred tax assets will not be realized. A review of all available positive and negative evidence needs to be considered, including a company’s performance, the market environment in which the company operates, the utilization of past tax credits, length of carryback and carryforward periods, and existing contracts or sales backlog that will result in future profits, among other factors. It further states that forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence such as cumulative losses in recent years in the jurisdictions to which the deferred tax assets relate. Therefore, cumulative losses weigh heavily in the overall assessment. As a result of the review undertaken after the end of the third quarter, Solectron concluded that it was appropriate to establish a full valuation allowance for most of the net deferred tax assets arising from its operations in the jurisdictions to which the deferred tax assets relate. As a result, the total valuation allowances for deferred tax assets in all jurisdictions worldwide increased from $335 million at August 31, 2002, to approximately $1.2 billion at May 31, 2003, resulting in income tax expense during the quarter ended May 31, 2003 of $721 million. In addition, Solectron expects to provide a full valuation allowance on future tax benefits until it can demonstrate a sustained level of profitability that establishes its ability to utilize the assets in the jurisdictions to which the assets relate. For additional information see “Critical Accounting Policies” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

NOTE 13 – Subsequent Events

Solectron was not in compliance with its minimum tangible net worth covenants of its undrawn $200 million and $250 million revolving credit facilities, its synthetic leases and certain other operating leases due to the deferred tax valuation allowance charge recorded during the third quarter. Subsequent to the end of the third quarter, Solectron obtained amendments, effective May 30, 2003, to the definitions of the consolidated tangible net worth covenants. As a result of these amendments, Solectron was in compliance with all applicable covenants as of May 31, 2003.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking Statements

With the exception of historical facts, the statements contained in this quarterly report are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are subject to the safe harbor provisions created by that statute. These forward-looking statements relate to matters including, but not limited to:

•	our ability to realize the benefits of our deferred tax assets in the jurisdictions to which those assets relate;

•	the anticipated financial impact of recent and future acquisitions;

•	the timing and amount of our planned restructuring activities and related estimated cost savings;

•	the anticipated percentage of our sales from systems-build projects in our Global Operations business unit and turn-key projects in our Technology Solutions business unit;

•	the expansion of our low-cost manufacturing capacity and redirection of our manufacturing operations to lower-cost facilities;

•	our ability to weather the current economic downturn with sustainable long-term cost structure to support improved operating efficiency and margins;

•	the anticipated production levels and revenues of manufacturing and supply agreements with customers, including the agreement with HP announced on February 3, 2003;

•	the potential impact of, and our strategies for addressing, our current litigation and environmental liability exposure; and

•	certain statements contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

We intend that our forward-looking statements be subject to the safe harbors created by the Exchange Act. These forward-looking statements are based on current expectations, forecasts and assumptions involving risks and uncertainties that could cause actual outcomes to differ materially. Our forward-looking statements are generally accompanied by words such as “intend,” “anticipate,” “believe,” “estimate,” “expect” and other similar words and statements. Applicable risks and uncertainties, which in some instances are beyond our ability to control and which may cause actual outcomes to differ materially from what is presently anticipated, include, but are not limited to:

•	interruptions to our business and the businesses of our suppliers and customers as a result, or in anticipation, of international conflict, war, disease, or other such disruptions to commerce;

•	the duration and severity of the current global economic slowdown;

•	risks associated with the cyclical nature of the electronics industry and fluctuations in demand for our services and products;

•	our ability to compete successfully to win new business and customers and to retain existing customers as well as the level of success of our competitors;

•	opportunities and needs for acquisitions of assets and/or businesses, changes in interest rates and other financial market conditions, our ability to accurately project our cash flows and capital requirements, and other developments or conditions, which might constrain our ability or willingness to repay our existing indebtedness in the manner presently intended;

•	our expectations concerning our ability to realize revenues from customer wins depends on our customers’ actual production schedules which in turn depend on end-user demand which is difficult to predict;

•	our ability to effectively implement restructuring and cost reductions, and to realize the benefit of anticipated cost-savings, due to our restructuring initiatives and otherwise;

•	our ability to integrate into our existing business the operations of future acquisitions effectively;

•	our ability to sell excess or obsolete inventory to customers or third parties;

•	uncertainties regarding the outcomes and expenses of current litigation, as well as the possibility of future litigation matters arising; and

•	our ability to attract and retain key personnel during the course of our restructuring activities.

For more information about risks and uncertainties, see “Risk Factors” and reports filed by Solectron with the Securities and Exchange Commission on Forms 10-K, 8-K, 10-Q, S-3, S-4 and S-8. Although we believe that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate. Therefore, we can give no assurance that the results implied by these forward-looking statements will be realized. The inclusion of forward-looking information should not be regarded as a representation by our company or any other person that the future events, plans or expectations contemplated by Solectron will be achieved. Furthermore, past performance in operations and share price are not necessarily indicative of future performance. We disclaim any intention or obligation to update or revise any forward-looking statements contained in the documents incorporated by reference herein, whether as a result of new information, future events or otherwise.

Critical Accounting Policies

Management is required to make judgments, assumptions and estimates that affect the amounts reported when we prepare financial statements and related disclosures in conformity with generally accepted accounting principles in the United States. Note 1 to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended August 31, 2002 describes the significant accounting policies and methods used in the preparation of our consolidated financial statements. Estimates are used for, but not limited to, our accounting for contingencies, allowance for doubtful accounts, inventory reserves, goodwill and other intangible asset impairments, restructuring costs, and income taxes. Actual results could differ from these estimates. The following critical accounting policies are impacted significantly by judgments, assumptions and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition

Our net sales are primarily derived from full product manufacturing including, but not limited to, PCBA, sub-system and complete system assembly and manufacturing of memory products and embedded systems. We also offer services consisting of repair, warranty and end-customer technical support services. Revenue from manufacturing services and product sales is generally recognized upon shipment of the manufactured product. Revenue from other services is recognized as the services are performed.

Loss Contingencies

We are subject to the possibility of various loss contingencies arising in the ordinary course of business. We consider the likelihood and our ability to reasonably estimate the amount of loss in determining the necessity for, and amount of any loss contingencies. Estimated loss contingencies are accrued when it is probable that a liability has been incurred or an asset has been impaired and the amount of loss can be reasonably estimated. We regularly evaluate information available to us to determine whether any such accruals should be adjusted.

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

Each supply agreement specifies the agreed-upon definition of excess and obsolete inventory for which our customers may be held liable and the procedures for disposition including any conditions or limitations on our right to sell the inventory back to the customer. The supply agreements generally allow a period of time during which we work collaboratively with our customers to reduce or eliminate the amount of potentially excess and obsolete inventory. After the expiration of the specified time period, we may exercise our contractual right to sell the remaining excess and obsolete inventory back to the customer. The time period allowed to mitigate excess and obsolete inventory can be up to 12 months. Consequently, there will be time lags between when potential excess or obsolete inventory is first identified and when we are entitled to be paid from the exercise of our rights to sell the applicable inventory to the customer.

We do not provide inventory allowances for excess and obsolete inventory when (i) the supply agreement provides us with the contractual right to sell inventory that is considered excess or obsolete back to our customers, and (ii) we believe the customer is capable of honoring its contractual obligation to purchase the inventory. If our customers do not comply with their contractual obligations or if they are unable to honor their contractual obligations, the inventory reserves included in our financial statements may be understated. For example, we are subject to the risk that a customer may not comply with its contractual obligation to purchase the excess and obsolete inventory under a supply agreement because the customer is experiencing weakening financial condition. Several of our customers, including customers who have accounted for 10% or more of revenue, are in the telecommunications industry, an industry that has experienced declining revenue, large losses, negative cash flows, and several bankruptcies or defaults on borrowing arrangements. There is a risk that these customers may not purchase inventory back from us despite contractual obligations, which could harm our financial condition if we are unable to sell the inventory at carrying value.

For our Global Operations business unit, we record inventory reserves for excess and obsolete inventory that we have determined our customers are not responsible for or are unable to live up to their obligation to purchase such inventory from us and we do not expect to be able to use in production or sell to third parties. For our other business units, we make judgments with respect to recording inventory reserves based on various factors such as the aging and anticipated future demand of the inventory, as well as the applicable provisions of any relevant customer contracts, and assessment of the disposition value, if any, of such inventory. In these other units, we more often do not have the right to require our customers to purchase excess or obsolete inventory.

Allowance for Doubtful Accounts

We evaluate the collectibility of our accounts receivable based on a combination of factors. Where we are aware of circumstances that may impair a specific customer’s ability to meet its financial obligations to us, we record a specific allowance against amounts due to us and thereby reduce the net receivable to the amount we reasonably believe is likely to be collected. For all other customers, we recognize allowances for doubtful accounts based on the length of time the receivables are outstanding, industry and geographic concentrations, the current business environment and our historical experience. If the financial condition of our customers deteriorates or if economic conditions worsen, additional allowances may be required.

Goodwill

We perform goodwill impairment tests annually during the fourth quarter of our fiscal year and more frequently if an event or circumstance indicates that an impairment loss has occurred, as was the case during the third quarter of fiscal 2003. Such events or circumstances may include significant adverse changes in the general business climate, among others. We perform the impairment tests at the reporting unit level, which we have determined to be consistent with our business units (as defined in Note 5 to the condensed consolidated financial statements) except for our Technology Solutions and Global Services business units, which were disaggregated further into two reporting units each resulting in a total of six reporting units. The tests are performed by determining the fair values of our reporting units using a discounted future cash flow model and comparing those fair values to the carrying values of the reporting units, including goodwill. If the fair value of a reporting unit is less than its carrying value, we then allocate the fair value of the unit to all the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit’s fair value was the purchase price to acquire the reporting unit. The excess of the fair value of the reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of the goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The process of evaluating the potential impairment of goodwill is subjective and requires judgment at many points during the test including future revenue forecasts, discount rates and various reporting unit allocations.

Other Intangible Assets

We perform impairment tests for other intangible assets in accordance with SFAS No. 144. Our intangible assets are primarily related to supply agreements and intellectual property obtained from asset acquisitions. Such an asset is considered impaired if the carrying amount of the asset grouping including the intangible asset exceeds the sum of the undiscounted cash flows expected to result from the use and ultimate disposition of the assets. If such assets are considered to be impaired, the impairment to be recognized is the amount by which the carrying amount of the assets, if any, exceeds fair value determined using a discounted cash flow model. While our cash flow assumptions and estimated useful lives are consistent with our business plans, there is significant judgment involved in determining these cash flows.

Restructuring and Related Impairment Costs

We have recorded restructuring and impairment costs as we continue to rationalize our operations in light of customer demand declines and the current economic downturn. These restructuring and impairment charges include employee severance and benefit costs, costs related to leased facilities that will be abandoned and subleased, owned facilities no longer used by us which will be disposed of, costs related to leased equipment that has been or will be abandoned, and impairment of owned equipment that will be disposed of. For owned facilities and equipment, the impairment loss recognized was based on the fair value less costs to sell, with fair value estimated based on existing market prices for similar assets. Severance and benefit costs and other costs associated with restructuring activities initiated prior to January 1, 2003 were recorded in compliance with Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity.” Severance and benefit costs associated with restructuring activities initiated on or after January 1, 2003 are recorded in accordance with SFAS No. 112, “Employer’s Accounting for Postemployment Benefits,” as we concluded that we had a substantive severance plan. For leased facilities that will be abandoned and subleased, the estimated lease loss accrued represents future lease payments subsequent to abandonment less any estimated sublease income. In order to estimate future sublease income, we work with an independent broker to determine the length of time until we believe we can sublease a facility (generally estimated at 24 months) and the amount of rent we can expect to receive. As of May 31, 2003, the majority of the facilities we plan to sublease have not been subleased and, accordingly, our estimates of expected sublease income could change based on factors that affect our ability to sublease those facilities such as general economic conditions and the real estate market, among others. See Note 10 to the condensed consolidated financial statements, “Restructuring and Impairment,” for further discussion of our restructuring activities.

Income Taxes

We currently have significant deferred tax assets in certain jurisdictions resulting from tax credit carryforwards, anticipated net operating losses and other deductible temporary differences, which will reduce taxable income in such jurisdictions in future periods. We established a full valuation allowance for most of our remaining deferred tax assets and recognized a $721 million charge during the current quarter. In previous reporting periods, we had provided valuation allowances for future tax benefits resulting from foreign net operating losses and for certain other U.S. and foreign deductible temporary differences where we believed future realizability was in doubt. We had believed it was more likely than not that the remaining net deferred tax assets would be realized principally based upon forecasted taxable income, generally within the twenty-year net operating loss carryforward periods. SFAS No. 109 requires a valuation allowance be established when it is “more likely than not” that all or a portion of deferred tax assets will not be realized, and further provides that it is difficult to conclude that a valuation allowance is not needed when there is negative evidence in the form of cumulative losses in recent years. Therefore, cumulative losses weigh heavily in the overall assessment. We identified several significant developments, which we considered in determining the need for nearly a full valuation allowance recorded in the third quarter, including the continuing market conditions, the absence of material growth in quarterly revenue levels, the necessity for further cost reduction actions to attain profitability, and the resulting inability to accurately predict sustainable profit levels in the countries in which the deferred tax assets arose sufficient to establish, to the requisite level of certainty that we would be able to utilize those deferred tax assets. As a result of our assessment, we increased our total valuation allowance on deferred tax assets to approximately $1.2 billion. We expect to record a full valuation allowance on future tax benefits until we reach a sustained level of profitability in the countries in which deferred tax assets arose, and until such time, we would not expect to record any significant tax benefits in our future results of operations.

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

	Three Months Ended May 31		Nine Months Ended May 31

	2003	2002	2003	2002

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	94.2	93.0	94.0	93.3

Gross profit	5.8	7.0	6.0	6.7
Operating expenses:
Selling, general and administrative	6.1	7.2	6.3	6.9
Research and development	0.8	0.7	0.8	0.6
Restructuring and impairment costs	13.6	10.3	6.1	6.1
Goodwill impairment	68.1	—	21.9	—

Operating loss	(82.8)	(11.2)	(29.1)	(6.9)
Interest income	0.3	0.4	0.3	0.6
Interest expense	(1.9)	(2.4)	(1.8)	(1.9)
Other income (expense) - net	(0.1)	(0.1)	0.5	0.8

Loss before income taxes	(84.5)	(13.3)	(30.1)	(7.4)
Income tax expense (benefit)	25.6	(3.9)	7.3	(2.3)

Net loss	(110.1)%	(9.4)%	(37.4)%	(5.1)%

Net Sales

We are organized into four business units: Global Operations, Technology Solutions, Global Services, and MicroSystems which was established from our acquisition of C-MAC during the second quarter of fiscal 2002. Our largest business unit, Global Operations, provided 74.4% and 77.1% of net sales, respectively, for the three and nine months ended May 31, 2003 compared to 80.7% and 84.8% of net sales for the corresponding periods of fiscal 2002. Our Technology Solutions business unit contributed 13.5% and 11.1% of net sales, respectively, for the three and nine months ended May 31, 2003 compared to 8.5% and 6.5%, respectively, for the corresponding periods in fiscal 2002. Our Global Services business unit contributed 8.6% and 8.4% of net sales, respectively, for the three and nine months ended May 31, 2003 compared to 7.3% and 6.4% of net sales, respectively, for the corresponding periods in fiscal 2002. Our MicroSystems business unit contributed 3.5% and 3.4% of net sales, respectively, for the three and nine months ended May 31, 2003 compared to 3.5% and 2.3% of net sales, respectively, for the corresponding periods in fiscal 2002.

Global Operations Business Unit

Net sales from our Global Operations business unit decreased to $2.1 billion and $6.8 billion, respectively, for the three and nine months ended May 31, 2003 compared to $2.4 billion and $7.8 billion, respectively, for the corresponding periods in fiscal 2002. This represents decreases of 14.4% and 12.9%, respectively, for the three and nine months ended May 31, 2003 from the corresponding periods of fiscal 2002. These decreases primarily resulted from weakness in end markets for networking, communications, PC/notebooks, and a customer’s decision to move production of a gaming console back in-house. The weaknesses in these areas were partially offset by strength in our high-end computing, semiconductor, test, and consumer products in addition to our business and asset acquisitions during the past year.

Technology Solutions Business Unit

Net sales from our Technology Solutions business unit increased to $381.6 million and $969.3 million, respectively, for the three and nine months ended May 31, 2003 compared to $257.8 million and $599.7 million, respectively, for the corresponding periods in fiscal 2002. This represents increases of 48.0% and 61.6%, respectively, for the three and nine months ended May 31, 2003 over the corresponding periods of fiscal 2002. The increases were primarily due to increased demand for memory products and embedded computer systems resulting in business wins from new and existing customers.

Global Services Business Unit

Net sales from our Global Services business unit increased to $241.3 million and $740.3 million, respectively, for the three and nine months ended May 31, 2003 compared to $221.4 million and $586.3 million, respectively, for the corresponding periods in fiscal 2002. This represents increases of 9.0% and 26.3%, respectively, for the three and nine months ended May 31, 2003 over the corresponding periods of fiscal 2002. These increases primarily resulted from our acquisitions of Magnetic Data Technologies in June 2002, a call and technical support services center in Europe and IBM’s global asset recovery operations, both in the second quarter of fiscal 2003.

MicroSystems Business Unit

Net sales from our MicroSystems business unit were $97.4 million and $296.4 million, respectively, for the three and nine months ended May 31, 2003 compared to $106.1 million and $207.3 million, respectively, for the corresponding periods in fiscal 2002. This represents a decrease of 8.2% and an increase of 43.0%, respectively, for the three and nine months ended May 31, 2003 over the corresponding periods of fiscal 2002. The decrease of 8.2% for the third quarter of fiscal 2003 compared to the third quarter of fiscal 2002 was primarily due to lower customer demand. The increase of 43.0% for the nine months ended May 31, 2003 over the corresponding period of fiscal 2002 was due to this business unit being formed as a result of the acquisition of C-MAC in the second quarter of fiscal 2002.

International Sales

In the three and nine months ended May 31, 2003, our international locations contributed approximately 64% of consolidated net sales compared to approximately 61% for the corresponding periods of fiscal 2002. Net sales from our international sites, as a percentage of consolidated net sales, have grown primarily due to project transfers from sites in the United States to low-cost locations including Asia/Pacific, Eastern Europe and Latin America. Our international operations are subject to various risks of doing business abroad. See “Risk Factors” for additional factors relating to possible fluctuations of our international operating results. While these dynamics have not materially harmed our results of operations, we cannot ensure that there will not be such an impact in the future.

Major Customers

Certain customers accounted for 10% or more of our net sales. The following table includes these customers and the percentage of net sales attributed to them:

	Three Months Ended		Nine Months Ended
	May 31		May 31

	2003	2002	2003	2002

Hewlett-Packard/Compaq	13.2%	12.0%	12.3%	11.5%
Nortel Networks	10.9%	13.3%	10.9%	14.3%
Cisco Systems	10.8%	10.8%	10.2%	10.9%

Our top ten customers accounted for approximately 60% and 58% of consolidated net sales for the three and nine months ended May 31, 2003 compared to approximately 60% and 65%, respectively, in corresponding periods of fiscal 2002. We are dependent upon continued revenues from the customers listed above as well as our other large customers. Sales to these or any other customers could increase or decrease as a percentage of consolidated net sales either individually or as a group. Consequently, any material decrease in sales to these or other customers could materially harm our results of operations.

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

Gross Profit

Our gross margin percentage decreased to 5.8% and 6.0% for the three and nine months ended May 31, 2003, respectively, compared to 7.0% and 6.7% for the corresponding periods in fiscal 2002. Our margin continues to be negatively affected by inefficiencies associated with reduced demand and also a $76.3 million inventory charge related to excess and obsolete inventory in our Global Operations business unit during the second quarter of fiscal 2003, which was taken due to the continued depressed condition of the telecommunications market. Our margin was also negatively affected by certain incremental costs incurred to meet customer requirements in the repair business within our Global Services business unit during the second quarter of fiscal 2003. In addition, since manufacturing transfer costs have been accounted for as operational costs versus restructuring costs, they have negatively affected our gross margin in recent quarters as transfers have been accelerated. We also incurred non-recurring charges relating to restructuring activities in our operations and service businesses related to plant closures that could not be classified as restructuring during the third quarter of fiscal 2003. Although we have begun to see the benefits of our restructuring activities on our margin, further demand reductions, the inventory charge and the other non-recurring charges more than offset the benefit of our restructuring activities.

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

Selling, General and Administrative Expenses

Selling, general and administrative (SG&A) expenses decreased $45.3 million or 20.8% for the third quarter of fiscal 2003 compared to the third quarter of fiscal 2002. SG&A expenses decreased $76.9 million or 12.3% for the nine months ended May 31, 2003 compared to the corresponding period in fiscal 2002. As a percentage of net sales, SG&A decreased to 6.1% and 6.3%, respectively, for the three and nine months ended May 31, 2003 compared to 7.2% and 6.9% for the corresponding periods in fiscal 2002. The decreases were primarily due to headcount and other SG&A expense reductions resulting from our continued restructuring and cost containment activities, partially offset by higher SG&A expenses resulting from our acquisitions, including C-MAC.

See Note 1 to the condensed consolidated financial statements, “Basis of Presentation and Recent Accounting Pronouncements,” for discussion of certain reclassifications affecting SG&A expenses.

Research and Development Expenses

With the exception of our Technology Solutions business unit, our research and development (R&D) activities have been primarily developing prototype and engineering design capabilities, developing common tools for electrical-mechanical design, standardizing a single functional test platform, developing methods for handling, processing and re-flow of high I/O ball grid array, high reliability environmental stress technology and the implementation of environmentally friendly assembly processes such as lead-free and no-clean. Technology Solutions’ R&D efforts are focused on developing board and system level product solutions servicing the telecommunications, military and aerospace, and industrial markets.

R&D expenses for the third quarter of fiscal 2003 remained relatively consistent at $22.7 million and 0.8% of net sales, compared to $20.4 million and 0.7% of net sales in the third quarter of fiscal 2002. R&D expenses also remained consistent as a percentage of net sales at 0.8% for the nine months ended May 31, 2003 compared to 0.6% for the nine months ended May 31, 2002. In absolute dollars, R&D expenses increased to $66.2 million for the nine months ended May 31, 2003 from $54.1 million in the corresponding period in fiscal 2002. The increase was primarily due to our acquisition of C-MAC and the related businesses included in our MicroSystems and Technology Solutions business units at the beginning of the second quarter of fiscal 2002.

Restructuring and Impairment

Beginning in the second quarter of fiscal 2001, we initiated a series of restructuring of our operations in light of the current economic downturn. The measures, which included reducing the workforce, consolidating facilities and changing the strategic focus of a number of sites, have been intended to align our capacity and infrastructure to anticipated customer demand, transition our operations to lower cost regions, and rationalize our footprint worldwide. For leased facilities that will be abandoned and subleased, lease costs charged to restructuring expense represent future lease payments subsequent to abandonment less estimated sublease income. For facilities and equipment held for disposal, the impairment loss recognized was based on the fair value less costs to sell with fair value based on estimates of existing market prices for similar assets. In furtherance of the implementation of our restructuring plans, we expect to incur additional restructuring-related charges of approximately $125 million through the second quarter of fiscal 2004 although no certainty can be attributed to this amount. We continue to evaluate our cost structure relative to current anticipated revenue levels and to adjust our manufacturing footprint between high cost and low cost areas and may take additional restructuring charges in the future. If our estimates about future restructuring charges prove to be inadequate, our financial condition and results of operations may suffer.

During the third quarter of fiscal 2003, we continued our restructuring activities and total restructuring and impairment costs of $223 million (excluding intangible asset impairments) were charged against earnings during the third quarter. During the first and second quarters of fiscal 2003, charges of $102 million and $57 million, respectively, were recorded.

To date, we estimate that we have reduced our annual operating expenses by approximately $1 billion. These reductions relate primarily to reduced headcount, reduced expenses related to leased equipment and facilities and reduced depreciation. We expect our previously announced restructuring activities to be completed by the second quarter of fiscal 2004. Upon completion of our current planned restructuring activities, we estimate our annual operating expenses will have been reduced by approximately $1.3 billion from earlier levels.

See Note 10 to the condensed consolidated financial statements, “Restructuring and Impairment,” for further discussion of our restructuring since initiation of the activities in fiscal 2001.

During the third quarter of fiscal 2003, we also recorded an impairment charge related to certain intangible assets of $161 million. See Note 8 to the condensed consolidated financial statements, “Goodwill and Intangible Assets,” for further discussion.

Goodwill Impairment

Goodwill impairment was approximately $1.9 billion for the three and nine months ended May 31, 2003 as a result of our goodwill impairment test performed during the third quarter of fiscal 2003. See Note 8 to the condensed consolidated financial statements, “Goodwill and Intangible Assets,” for further discussion.

Interest Income

Interest income decreased $6.0 million to $8.0 million in the third quarter of fiscal 2003 from $14.0 million in the third quarter of fiscal 2002. Interest income decreased $29.3 million to $26.0 for the nine months ended May 31, 2003 from $55.3 million in the corresponding period in fiscal 2002. The decreases were due to reduced average cash, cash equivalent and short-term investment balances and lower average interest rates in fiscal 2003 as compared to fiscal 2002.

Interest Expense

Interest expense decreased $20.3 million to $51.9 million in the third quarter of fiscal 2003 from $72.2 million in the third quarter of fiscal 2002. Interest expense decreased $14.0 million to $163.4 million for the nine months ended May 31, 2003 from $177.4 million in the corresponding period in fiscal 2002. These decreases were primarily due to the retirement of $3.2 billion aggregate principal amount at maturity of our 2.75% and 3.25% LYONs due 2020 since February 28, 2002 including our repurchase of $514 million of LYONs with aggregate principal amount at maturity of $818 million during the third quarter of fiscal 2003. Interest expense decrease due to the retirement of our LYONs have been partially offset by the issuance of our ACES and Senior Notes for gross proceeds of approximately $1.6 billion that bear interest at higher rates than the LYONs.

Other Income (Expense) - net

Other expense for the third quarter of fiscal 2003 remained relatively consistent at $4.0 million, compared to $3.5 million in the third quarter of fiscal 2002. Other income decreased to $46.9 million for the nine months ended May 31, 2003 from $73.9 million in the corresponding period in fiscal 2002. Other income (expense) – net primarily consists of gains on retirement of our LYONs. The following table provides the details of the retirement of our 4.0% LYONs due 2019, 2.75% LYONs due 2020 and our 3.25% LYONs due 2020 in each period presented in the accompanying condensed consolidated financial statements:

	Three months ended May 31		Nine months ended May 31

	2003	2002	2003	2002

Principal amount at maturity of retired LYONs	$818.1	$46.0	$1,443.1	$3,499.7

Carrying value of retired LYONs	$514.2	$25.3	$861.4	$1,911.2
Cash paid	514.2	21.3	823.1	1,860.5

Gain included in other income (expense)-net	$—	$4.0	$38.3	$50.7

The remaining components of other income (expense) - net fluctuate primarily due to foreign currency gains and losses.

See Note 1 to the condensed consolidated financial statements, “Basis of Presentation and Recent Accounting Pronouncements,” for further discussion of other income (expense) - net.

Income Taxes

Our income tax expense was $721 million and $644 million, respectively, for the three and nine months ended May 31, 2003 as compared to income tax benefits of $118 million and $213 million, respectively, for the three and nine months ended May 31, 2002. Management’s decision to provide a valuation allowance on certain deferred tax assets resulted in the tax expense incurred in the current period. Income tax expense, which would otherwise be incurred over the next several quarters, will be reduced to the extent of offsetting valuation allowance reductions.

In prior quarters, the effective income tax rate had been largely a function of the balance between income and losses from domestic and international operations. Our international operations, taken as a whole, have been subject to tax at a lower rate than operations in the United States, primarily due to tax holidays granted to several of our overseas sites in Malaysia, Singapore and China. The Malaysian tax holiday is effective through July 2011, subject to some conditions, including maintaining certain levels of research and development expenditures. The Singapore tax holiday is effective through March 2011, subject to some conditions. Seven of our China sites have separate tax holiday agreements. Each agreement expires five years from the first profitable year for each site.

Liquidity and Capital Resources

Cash, cash equivalents and short-term investments decreased to approximately $1.7 billion at May 31, 2003 from approximately $2.2 billion at August 31, 2002. As of May 31, 2003 and August 31, 2002, restricted balances of $102 million and $235 million, were included in the approximately $1.7 billion and approximately $2.2 billion, respectively, of cash, cash equivalents and short-term investments. Certain of our restricted cash, cash equivalents and short-term investments are restricted primarily in connection with the terms of our leasing transactions and under the collateral obligations for our ACES securities, which require an amount equal to the next two quarterly interest payments.

The decrease in cash, cash equivalents and short-term investments was primarily a result of the continued retirement of our LYONs. During the nine months of fiscal 2003, our primary uses of cash included using $823 million of our available cash towards retirement of our LYONs and $88 million to repay other debt obligations. The decrease was partially offset by cash inflows such as our cash provided by operating activities of $357 million including income tax refunds received of $234 million.

Accounts receivable decreased to approximately $1.6 billion at May 31, 2003 from approximately $1.8 billion at August 31, 2002 primarily due to a decrease in sales. Inventories decreased to approximately $1.6 billion at May 31, 2003 from approximately $1.9 billion at August 31, 2002 primarily from the sale of excess raw materials inventory back to our customers throughout the nine-month period ended May 31, 2003 and a $76 million inventory charge related to excess and obsolete inventory in our Global Operations business unit during the second quarter of fiscal 2003.

As of May 31, 2003, we had available a $200 million revolving credit facility that expires on February 11, 2004, and a $250 million revolving credit facility that expires on February 14, 2005. Each of our revolving credit facilities is guaranteed by certain of our domestic subsidiaries and secured by the pledge of domestic accounts receivable, inventory and equipment, the pledge of equity interests in certain of our subsidiaries and notes evidencing intercompany debt. Borrowings under the credit facilities bear interest, at our option, at the London Interbank offering rate (LIBOR) plus a margin of 1.75% based on our current senior unsecured debt ratings, or the higher of the Federal Funds Rate plus 1/2 of 1% or Bank of America N.A.’s publicly announced prime rate. As of May 31, 2003, there were no borrowings outstanding under these facilities. We are subject to compliance with certain financial covenants set forth in these facilities including, but not limited to, capital expenditures, consolidated tangible net worth, cash interest coverage, leverage, liquidity, and minimum cash. Prior to the end of the third quarter, we obtained waivers to the minimum cash interest coverage ratio covenants. Subsequent to the end of the third quarter, we amended the definitions of the consolidated tangible net worth covenants, effective May 30, 2003, to include the impact of the deferred tax asset valuation allowance charge. As a result of these amendments, we were in compliance with all applicable covenants as of May 31, 2003.

On December 18, 2001, Moody’s Investor’s Service and Standard & Poor’s downgraded our senior unsecured debt rating to “Ba1” and “BB+,” respectively, with a negative outlook. On March 22, 2002, Standard and Poor’s downgraded our senior unsecured debt rating to “BB” with a negative outlook. On May 14, 2002, Moody’s Investors Services downgraded our senior unsecured debt rating to “Ba3” with a stable outlook. On March 21, 2003, Standard and Poor’s downgraded our senior unsecured debt rating to “BB-” with a negative outlook. On June 20, 2003, Standard and Poor’s placed our corporate credit and other ratings on Credit Watch with negative implications. On June 20, 2003, Moody’s placed our ratings under review for possible downgrade. These rating downgrades will increase our cost of capital should we borrow under our revolving lines of credit and may make it more expensive for us to raise additional capital in the future. Such capital raising activities may be on terms that may not be acceptable to us or otherwise not available.

In addition, we had $41 million in committed and $284 million in uncommitted foreign lines of credit and other bank facilities as of May 31, 2003. A committed line of credit obligates a lender to loan us amounts under the credit facility as long as we adhere to the terms of the credit agreement. An uncommitted line of credit is extended to us at the sole discretion of a lender. The interest rates range from the bank’s prime lending rate to the bank’s prime rate plus 2.0%. As of May 31, 2003, borrowings and guaranteed amounts were $16 million under committed and $49 million under uncommitted foreign lines of credit. Borrowings are payable on demand. The weighted-average interest rate was 5.8 % for committed and 2.6% for uncommitted foreign lines of credit as of May 31, 2003.

We have purchased in the past and may continue to purchase in the future our remaining LYONs on an opportunistic basis. Our liquidity could be materially adversely affected if we purchase these LYONs with cash. Instead of repurchasing the LYONs with cash, we may elect to offer holders our common stock or a combination of our cash and common stock. At the time of such election, it may be in the best interest of our shareholders to satisfy such obligation in cash. However, we may not have sufficient available cash and we may not be able to finance the required amount on acceptable terms, if at all. As a result, we may be required to satisfy such obligations with our common stock, which would be extremely dilutive at our current stock prices. See “Risk Factors – We Have Significant Debt Leverage and Debt Service Obligations.” Conversely, while it may be in the best interests of our senior debt holders to satisfy these obligations with common stock, we may choose not to do so because this could result in significant dilution to our stockholders. Satisfying these obligations with cash could impair our liquidity. On March 31, 2003, we announced our intention to repurchase any 2.75% LYONs put to us with cash on May 8, 2003. Accordingly, we repurchased $514 million of these LYONs with cash during the third quarter of fiscal 2003. Approximately $10 million of these LYONs remain in long-term debt within the condensed consolidated balance sheet as of May 31, 2003. Based on the aggregate amount outstanding on May 31, 2003, holders of our 3.25% LYONs due November 2020 will have the option to require us to repurchase their notes on May 20, 2004 in an amount of $587.46 per $1,000 principal amount for a total of approximately $1.1 billion.

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

During fiscal 2002, we restructured our synthetic lease agreements relating to five manufacturing sites. The synthetic leases have expiration dates in 2007. At the end of the lease term, we have an option, subject to certain conditions, to purchase or to cause a third party to purchase the facilities subject to the synthetic leases for the “Termination Value,” which approximates the lessor’s original cost, or we may market the property to a third party at a different price. We are entitled to any proceeds from a sale of the properties to third parties in excess of the Termination Value and liable to the lessor for any shortfall. In connection with the restructuring of these synthetic leases, we provided loans to the lessor equaling approximately 85% of its Termination Value. These loans are repayable solely from the sale of the properties to third parties in the future, are subordinated to the amounts payable to the lessor at the end of the synthetic leases, and may be credited against the Termination Value payable if we purchase the properties. The approximate Termination Values and loan amounts are $125 million and $106 million, respectively, as of May 31, 2003.

In addition, cash collateral of $19 million is pledged for the difference between the Termination Values and the loan amounts. Each lease agreement contains various affirmative and financial covenants. A default under a lease, including violation of these covenants, may accelerate the termination date of the arrangement. Prior to the end of the third quarter, we obtained a waiver to the minimum cash interest coverage ratio covenant. Subsequent to the end of the third quarter, we amended the definition of the consolidated tangible net worth covenant, effective May 30, 2003, to include the impact of the deferred tax asset valuation allowance charge. As a result of these amendments, we were in compliance with all applicable covenants as of May 31, 2003. Monthly lease payments are generally based on the Termination Value and 30-day LIBOR index (1.3% as of May 31, 2003) plus an interest-rate margin, which may vary depending upon our Moody’s Investors’ Services and Standard and Poor’s ratings, and are allocated between the lessor and us based on the proportion of the loan amount to the total Termination Value for each synthetic lease.

We account for these synthetic lease arrangements as operating leases in accordance with SFAS No. 13, “Accounting for Leases,” as amended. Our loans to the lessor are included in other long-term assets in the condensed consolidated balance sheet as of May 31, 2003.

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

The following is a summary of certain obligations and commitments as of May 31, 2003:

	Payments Due by Period

		3 months
	Total	FY03	FY04	FY05	FY06	FY07		Thereafter

Short term debt	$1,179.7	$32.9	$1,146.8	$—	$—	$—		$—
Long term debt (1)	1,851.8	—	37.1	13.6	164.7	1,111.5	(2)	524.9
Operating lease	380.6	45.4	94.4	53.5	39.4	31.2		116.7

	$3,412.1	$78.3	$1,278.3	$67.1	$204.1	$1,142.7		$641.6

(1)	Since the holders of our 3.25% LYONs due November 2020 have the option to require us to repurchase on May 20, 2004 their notes in an amount of $587.46 per $1,000 principal amount at maturity, the payment due reflects a total of approximately $1.1 billion on such commitment date of May 20, 2004 based on the notes outstanding as of May 31, 2003.

(2)	Assumes a successful remarketing of the ACES in August 2004. In the event of this successful remarketing, we will receive up to $1.1 billion proceeds from the exercise of the stock purchase contracts included in each ACES unit in fiscal 2005. See Note 6 to the condensed consolidated financial statements, “Long-Term Debt,” for further discussion of our ACES.

In addition, we guarantee used and unused lines of credit and debt for our subsidiaries totaling $325 million as of May 31, 2003. We also guarantee performance of certain of our subsidiaries in various transactions such as leases, totaling $259 million as of May 31, 2003.

Recent Developments

We announced on June 19, 2003 that Marc Onetto, a former senior GE executive with an extensive background in manufacturing, supply-chain management, information technology and quality, joined us on June 18, 2003 as executive vice president of worldwide operations. He reports to Mike Cannon, president and chief executive officer. At Solectron, Mr. Onetto is responsible for worldwide manufacturing, materials management, quality, new product introduction, information technology, logistics and repair operations.

On June 19, 2003, we announced our earnings for the third quarter of fiscal 2003. Accordingly, we filed a Form 8-K with the Securities and Exchange Commission dated June 19, 2003.

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

WE HAVE SIGNIFICANT DEBT LEVERAGE AND DEBT SERVICE OBLIGATIONS.

For the nine months ended May 31, 2003, our fixed charges exceeded our earnings by approximately $2.6 billion compared to $677 million in the nine months ended May 31, 2002. The fixed charge excess is primarily due to our operating losses. We compute the ratio of earnings to fixed charges by dividing earnings available for fixed charges by fixed charges. When the ratio is negative, we report the excess of fixed charges over earnings rather than a negative ratio. The computations include our consolidated subsidiaries. For these ratios, “earnings” represents (1) loss before tax expense (benefit) and before adjustments for minority interests, plus (2) fixed charges (excluding capitalized interest), plus (3) amortization of capitalized interest. Fixed charges consist of (1) interest on all indebtedness and amortization of debt discount and expense, plus (2) capitalized interest, plus (3) an interest factor attributable to rentals under operating leases.

As of May 31, 2003, we had $1.1 billion of short-term indebtedness, primarily consisting of our obligation related to our 3.25% LYONs due 2020, and approximately $1.9 billion of long-term indebtedness. We will require substantial amounts of cash to fund scheduled payments of principal and interest on our outstanding indebtedness, as well as future capital expenditures and any increased working capital requirements. In addition, we may require substantial amounts of cash in connection with our obligations to repurchase our LYONs.

During the first quarter of fiscal 2003, we purchased $18 million aggregate principal amount at maturity of our 2.75% LYONs due 2020. On March 31, 2003, we announced our intention to repurchase any 2.75% LYONs put to us with cash on May 8, 2003. Accordingly, we repurchased $514 million of these LYONs with cash during the third quarter of fiscal 2003. Approximately $10 million of these LYONs remain in long-term debt within the condensed consolidated balance sheet as of May 31, 2003.

During the first and second quarters of fiscal 2003, we purchased $372 million and $235 million, respectively, aggregate principal amount at maturity of our 3.25% LYONs due 2020 and approximately $2.0 billion aggregate principle amount at maturity of these LYONs remained outstanding as of May 31, 2003. Based on the aggregate amount outstanding on May 31, 2003, holders of our 3.25% LYONs will have the option to require us to repurchase their notes on May 20, 2004 in an amount of $587.46 per $1,000 principal amount for a total of approximately $1.1 billion. While we have the right to satisfy these obligations with shares of our common stock, because this could result in significant dilution to our stockholders, which in turn could significantly reduce our earnings per share, we are likely, given recent prices of our common stock, to choose to satisfy these obligations with cash. Satisfying these obligations with cash, however, could impair our liquidity.

In addition, the entire principal amount of $500 million of our 9.625% Senior Notes issued in February 2002 is due on February 15, 2009 and the entire $150 million principal amount of our 7.375% senior notes are due on March 1, 2006.

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

We generally execute supply agreements with our significant customers in our Global Operations business unit, which accounts for a majority of the inventory we purchase. Under the supply agreements, the responsibility for excess or obsolete inventory related to raw materials that were previously purchased or ordered to meet a customer’s demand forecast primarily lies with our customer. If our customers do not comply with their contractual obligations to purchase excess or obsolete inventory back from us and we are unable to use or sell such inventory, our financial condition could be materially harmed. Several of our customers, including customers who have accounted for 10% or more of revenue, are in the telecommunications industry, an industry that has experienced declining revenue, large losses, negative cash flows, and several bankruptcies or defaults on borrowing arrangements. There is a risk that these customers may not purchase inventory back from us despite contractual obligations, which could harm our financial condition if we are unable to sell the inventory at carrying value. In addition, enforcement of these supply agreements may result in material expenses, delays in payment for inventory and/or disruptions in our customer relationships.

We are responsible for excess and obsolete inventory resulting from inventory purchases in excess of inventory needed to meet customer demand forecasts at the time the purchase commitments were made, as well as inventory purchases not covered by our supply agreements. In addition, in the normal course of business, bona fide disagreements may arise over the amount and/or timing of such claims in order to avoid litigation expenses, collection risks, or disruption of customer relationships, and we may elect to settle such disputes for lesser amounts than we believe we should be entitled to recover. In these instances, we must bear the economic loss of any such excess or obsolete inventory, which could have a material adverse impact on our financial condition. For example, we recorded a charge of $76 million related to excess and obsolete inventory in our Global Operations business unit during the second quarter of fiscal 2003.

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

Our ability to comply with covenants contained in our secured credit facilities and other indebtedness to which we are or may become a party may be affected by events beyond our control, including prevailing economic, financial and industry conditions. Our failure to comply with our debt-related obligations could result in an event of default which, if not cured or waived, could result in an acceleration of our indebtedness and cross-defaults under our other indebtedness, which could have a material adverse effect on our financial condition. We obtained waivers related to the minimum cash interest coverage ratio covenants and amendments to our consolidated tangible net worth covenants applicable to various debt and lease agreements as described in “Liquidity and Capital Resources.” We were in compliance with all applicable covenants as of May 31, 2003.

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

MOST OF OUR NET SALES COME FROM A SMALL NUMBER OF CUSTOMERS; IF WE LOSE ANY OF THESE CUSTOMERS, OUR NET SALES COULD DECLINE SIGNIFICANTLY.

Most of our annual net sales come from a small number of our customers. Our ten largest customers accounted for approximately 60% and 58%, respectively, of net sales in the three and nine months ended May 31, 2003 and approximately 60% and 65% of net sales in corresponding periods of fiscal 2002. Some of these customers individually account for more than ten percent of our annual net sales. Any material delay, cancellation or reduction of orders from these or other major customers could cause our net sales to decline significantly, and we may not be able to reduce the accompanying expenses at the same time. We cannot guarantee that we will be able to retain any of our largest customers or any other accounts, or that we will be able to realize the expected revenues under existing supply agreements with these customers. Our business, market share, financial condition and results of operations will continue to depend significantly on our ability to obtain orders from new customers, retain existing customers, realize expected revenues under existing supply agreements, as well as on the financial condition and success of our customers and their customers.

Net sales may decline in future periods due to the continued weakness in customer demand, particularly in our telecommunications sector, resulting from the worldwide economic slowdown. In addition, net sales were adversely affected due to our unwinding of the Lucent supply agreement, which was expected to generate $2 billion in revenues over the original three-year contract period. Sales, gross profit and operating income from this supply agreement were $88 million, $3 million and $1 million, respectively, for the nine months ended May 31, 2003. Production under this supply agreement ceased in March 2003.

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

IF WE ARE UNABLE TO MANAGE OUR MERGERS, ACQUISITIONS, AND DIVESTITURES, AND COST-EFFECTIVELY ASSIMILATE NEW OPERATIONS AND DISPOSE OF NON-STRATEGIC ASSETS, OUR PROFITABILITY COULD BE ADVERSELY AFFECTED.

Until fiscal 2002, we experienced rapid growth over many years. During fiscal 2002, we completed our acquisition of C-MAC, as well as other smaller transactions. We may consider acquisitions of companies and strategic assets under our acquisition strategy subject to compliance with any restrictions that may exist under certain of our financing instruments. These acquisitions may be for cash, capital stock or any combination of cash and capital stock, or other property, and may include the incurrence or assumption of indebtedness and a reduction of our available cash. In addition, we are in the process of evaluating our portfolio of businesses with a view towards possible divestment of certain parts of our current operations which we do not believe to be strategic or synergistic to Solectron’s primary business focus and which may present us with the opportunity to improve our liquidity if such businesses can be sold at an attractive valuation.

In order to achieve anticipated revenue and other financial performance targets, we must continue to manage our assets and operations efficiently and integrate our acquisitions. Our acquisitions place a heavy strain on our personnel and management, manufacturing and other resources. Similarly, any divestment activities, which we may undertake must be carefully managed in order to avoid or minimize disruptions in the business operations of the affected businesses, customer relations and cash flows, and to enable us to maximize the value, which we may be able to realize from any such divestments. We anticipate that any divestment activities we may undertake will place a heavy strain on our personnel and management resources, and there can be no assurance that any such divestment activities will be able to be consummated without an adverse impact on the near-term operations of the affected businesses or on Solectron as a whole. Any failure to successfully manage and consummate any divestment activities we may undertake could harm our financial condition and results of operations. In addition, there can be no assurance that we will receive the expected benefits from any divestment activities we may undertake, as such transactions may result in significant costs, expenses and charges that are greater than the value we may realize in connection with such transactions.

Our ability to manage and integrate our acquisitions, as well as any future acquisitions, will require progressive increases in manufacturing infrastructure, as well as enhancements or upgrades of accounting and other internal management systems and the implementation of a variety of procedures and controls. We cannot guarantee that significant problems in these areas will not occur. Any failure to enhance or expand these systems and implement such procedures and controls in an efficient manner and at a pace consistent with our business activities could harm our financial condition and results of operations. In addition, should we continue to expand geographically, we may experience inefficiencies from the management of geographically dispersed facilities and incur substantial infrastructure and working capital costs. We incurred approximately $2.5 billion (including goodwill and other intangible impairment charges of approximately $2.1 billion) of restructuring and impairment costs in the first nine months of fiscal 2003 and approximately $3.3 billion (including goodwill and other intangible asset impairment charges of approximately $2.7 billion) during fiscal 2002. See also the Risk Factor entitled “If We Incur More Restructuring-Related Charges Than Currently Anticipated, Our Financial Condition and Results of Operations May Suffer.”

POSSIBLE FLUCTUATION OF OPERATING RESULTS FROM QUARTER TO QUARTER AND FACTORS OUT OF OUR CONTROL COULD AFFECT THE MARKET PRICE OF OUR SECURITIES.

Our quarterly earnings and/or stock price may fluctuate in the future due to a number of factors including the following:

•	differences in the profitability of the types of manufacturing services we provide. For example, high velocity and low complexity printed circuit boards and systems assembly services have lower gross margins than low volume/complex printed circuit boards and systems assembly services;

•	our ability to maximize the hours of use of our equipment and facilities is dependent on the duration of the production run time for each job and customer;

•	the amount of automation that we can use in the manufacturing process for cost reduction varies, depending upon the complexity of the product being made;

•	our customers’ demand for our products and their ability to take delivery of our products and to make timely payments for delivered products;

•	our ability to optimize the ordering of inventory as to timing and amount to avoid holding inventory in excess of immediate production needs;

•	our ability to offer technologically advanced, cost-effective, quick response, manufacturing services;

•	fluctuations in the availability and pricing of components;

•	timing of expenditures in anticipation of increased sales;

•	cyclicality in our target markets;

•	fluctuations in our market share;

•	expenses associated with acquisitions;

•	announcements of operating results and business conditions by our customers;

•	announcements by our competitors relating to new customers or technological innovation or new services;

•	economic developments in the electronics industry as a whole;

•	credit ratings and stock analyst downgrades;

•	political and economic developments in countries in which we have operations; and

•	general market conditions.

If our operating results in the future are below the expectations of securities analysts and investors, the market price of our outstanding securities could be harmed.

IF WE INCUR MORE RESTRUCTURING-RELATED CHARGES THAN CURRENTLY ANTICIPATED, OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS MAY SUFFER.

In furtherance of the continued implementation of the series of restructuring plans which we have initiated commencing in fiscal 2001, we expect to incur restructuring-related charges of an aggregate of approximately $125 million through the second quarter of fiscal 2004 primarily to consolidate facilities and reduce our workforce in North America and Europe, although no certainty can be attributed to this amount or the timing of its recognition. We continue to evaluate our cost structure relative to our revenue levels and may take additional restructuring charges in the future. If our estimates about future restructuring charges prove to be inadequate, our financial condition and results of operations may suffer. In addition, if we are unable to successfully move production from higher cost to lower cost facilities without experiencing degradation of quality or timeliness of our service to our customers, our business could be harmed.

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

WE POTENTIALLY BEAR THE RISK OF PRICE INCREASES ASSOCIATED WITH SHORTAGES IN ELECTRONICS COMPONENTS.

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

OUR NET SALES COULD DECLINE IF OUR COMPETITORS PROVIDE COMPARABLE MANUFACTURING SERVICES AND IMPROVED PRODUCTS AT A LOWER COST.

We compete with different contract manufacturers, depending on the type of service we provide or the geographic locale of our operations. The memory module, communications card and embedded computer subsystem industries are also intensely competitive. These competitors may have greater manufacturing, financial, R&D and/or marketing resources than we have. In addition, we may not be able to offer prices as low as some of our competitors because those competitors may have lower cost structures as a result of their geographic location or the services they provide, or because such competitors are willing to accept business at lower margins in order to utilize more of their excess capacity. In that event, our net sales could decline. We also expect our competitors to continue to improve the performance of their current products or services, to reduce their current products or service sales prices and to introduce new products or services that may offer greater value-added performance and improved pricing. Any of these could cause a decline in sales, loss of market acceptance of our products or services and corresponding loss of market share, or profit margin compression.

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

In the three and nine months ended May 31, 2003, approximately 64%, of net sales came from sites outside the United States, while approximately 61% of net sales came from outside the United States in the same periods of fiscal 2002. As a result of our foreign sales and facilities, our operations are subject to a variety of risks and costs that are unique to international operations, including the following:

•	adverse movement of foreign currencies against the U.S. dollar in which our results are reported;

•	import and export duties, and value added taxes;

•	import and export regulation changes that could erode our profit margins or restrict exports;

•	potential restrictions on the transfer of funds;

•	government and license requirements governing the transfer of technology and products abroad;

•	disruption of local labor supply and/or transportation services;

•	inflexible employee contracts in the event of business downturns;

•	the burden and cost of compliance with import and export regulations and foreign laws; and

•	economic and political risks in emerging or developing economies.

We have been granted tax holidays, which are effective through 2011 subject to some conditions, for our Malaysian and Singapore sites. We have also been granted various tax holidays in China. These tax holidays are effective for various terms and are subject to some conditions. It is possible that the current tax holidays will be terminated or modified or that future tax holidays that we may seek will not be granted. If the current tax holidays are terminated or modified, or if additional tax holidays are not granted in the future or when our current tax holidays expire, our future effective income tax rate could increase.

The recent outbreak of severe acute respiratory syndrome, or SARS, that began in China, Hong Kong, Singapore and Vietnam may have a negative impact on our operations. Our operations may be impacted by a number of SARS-related factors, including, but not limited to, disruptions at our third-party manufacturers that are primarily located in China, reduced sales in our international retail channels and increased supply chain costs. If the number of cases continues to rise or spread to other areas, our international sales and operations could be harmed.

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

As of May 31, 2003, we had outstanding foreign exchange forward contracts with a total notional amount of approximately $657 million. The change in value of the foreign exchange forward contracts resulting from a hypothetical 10% change in foreign exchange rates would be offset by the remeasurement of the related balance sheet items, the result of which would not be significant.

As of May 31, 2003, the majority of our foreign currency hedging contracts were scheduled to mature in approximately three months and there were no material deferred gains or losses. In addition, our international operations in some instances act as a natural hedge because both operating expenses and a portion of sales are denominated in local currency. In these instances, although an unfavorable change in the exchange rate of a foreign currency against the U.S. dollar will result in lower sales when translated to U.S. dollars, operating expenses will also be lower in these circumstances. Although approximately 22% of our net sales in the third quarter of fiscal 2003 were denominated in currencies other than U.S. dollar, we do not believe our total exposure to be significant because of natural hedges.

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

WE ARE EXPOSED TO INTEREST RATE FLUCTUATIONS.

The primary objective of our investment activities is to preserve principal, while at the same time maximize yields without significantly increasing risk. To achieve this objective, we maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including both government and corporate obligations, certificates of deposit and money market funds. As of May 31, 2003 approximately 99% of our total portfolio was scheduled to mature in less than six months. In addition, our investments are diversified and of relatively short maturity. A hypothetical 10% change in interest rates would not have a material effect on our investment portfolios.

We had $512 million of cash equivalents and short-term investments that are subject to interest rate risk as of May 31, 2003. The weighted average interest rate of these balances as of May 31, 2003 was 1.2%. The fair value of these cash equivalents and short-term investments approximated the carrying value as of May 31, 2003.

Interest on long-term debt instruments is payable at fixed rates. In addition, the amount of principal to be repaid at maturity is also fixed. During the third quarter of fiscal 2002, we entered into interest rate swap transactions under which we paid variable rates and we received fixed rates. The interest swaps effectively converted $1 billion of our long-term debt with fixed interest rates into debt with variable rates of interest. Our original interest rate swaps had a total notional amount of $1 billion upon inception. The first $500 million of swap transactions related to our 7.25% $1.1 billion ACES, expire on November 15, 2004 and remain outstanding. The second $500 million of swap transactions related to the 9.625% $500 million senior notes, were to expire on February 15, 2009 and were settled during the first quarter of fiscal 2003. Under each of these swap transactions, we paid an interest rate equal to the 3-month LIBOR rate plus a fixed spread. In exchange, we received fixed interest rates of 7.25% on the $500 million related to the ACES and 9.625% on the $500 million related to the senior notes. On November 15, 2002, the original swaps related to the senior notes were settled. This settlement resulted in cash received and a gain of approximately $26 million, which is being amortized over the remaining life of the senior notes. Also on November 15, 2002, Solectron entered into swaps with terms similar to the original swap transactions used to hedge the interest paid on the senior notes and designated the swaps as fair value hedges under SFAS No. 133. During the third quarter of fiscal 2003, the swaps related to the ACES were not effective as required by SFAS No. 133. Accordingly, we ceased accounting for the instruments as hedges as of the beginning of the quarter. The impact of this change was not significant and we expect the swaps to be effective in future quarters.

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

WE COULD BECOME INVOLVED IN INTELLECTUAL PROPERTY DISPUTES.

In the past we have been and may from time to time continue to be notified of claims that we may be infringing patents, copyrights or other intellectual property rights owned by other parties. In the event of an infringement claim, we may be required to spend a significant amount of money to develop a non-infringing alternative, to obtain licenses, and/or to defend against the claim. We may not be successful in developing such an alternative or obtaining a license on reasonable terms, if at all. Any litigation, even where an infringement claim is without merit, could result in substantial costs and diversion of resources. Accordingly, the resolution or adjudication of intellectual property disputes could have a material adverse effect on our business, financial condition and results of operations.

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

We own and lease some contaminated sites (for some of which we have been indemnified by third parties for required remediation), sites for which there is a risk of the presence of contamination, and sites with some levels of contamination for which we may be liable and which may or may not ultimately require any remediation. We have obtained environmental insurance to reduce potential environmental liability exposures posed by some of our operations and facilities. We believe, based on our current knowledge, that the cost of any groundwater or soil clean up that may be required at our facilities would not materially harm our business, financial condition and results of operations. Nevertheless, the process of remediating contamination in soil and groundwater at facilities is costly and cannot be estimated with high levels of confidence, and there can be no assurance that the costs of such activities would not harm our business, financial condition and results of operations in the future.

OUR RATING DOWNGRADES MAKE IT MORE EXPENSIVE FOR US TO BORROW MONEY.

On December 18, 2001, Moody’s Investor’s Service and Standard & Poor’s downgraded our senior unsecured debt rating to “Ba1” and “BB+,” respectively, with a negative outlook. On March 22, 2002, Standard and Poor’s downgraded our senior unsecured debt rating to “BB” with a negative outlook. On May 14, 2002, Moody’s Investors Services downgraded our senior unsecured debt rating to “Ba3” with a stable outlook. On March 21, 2003, Standard and Poor’s downgraded our senior unsecured debt rating to “BB-” with a negative outlook. On June 20, 2003, Standard and Poor’s placed our corporate credit and other ratings on Credit Watch with negative implications. On June 20, 2003, Moody’s placed our ratings under review for possible downgrade. These rating downgrades will increase our cost of capital should we borrow under our revolving lines of credit and may make it more expensive for us to raise additional capital in the future on terms that are acceptable to us or at all. Such capital raising activities may be on terms that may not be acceptable to us or otherwise not available. In addition, any further ratings downgrades may further negatively impact the price of our securities and may have other negative implications on our business, many of which are beyond our control.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Based on their evaluation as of the end of the period covered by this Report, Solectron’s principal executive officer and principal financial officer have concluded that Solectron’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) are effective to ensure that information required to be disclosed by Solectron in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in Internal Controls. There were no significant changes in Solectron’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II. OTHER INFORMATION

SARBANES-OXLEY ACT OF 2002

Sections 201 and 202 of the Sarbanes-Oxley Act of 2002 (the “Act”), signed into law on July 30, 2002, require that all audit services and non-audit services by our independent auditors (KPMG LLP) must be pre-approved by our Audit Committee. Furthermore, the Act prohibits an auditor from performing certain non-audit services for an audit client regardless of the Audit Committee’s approval, subject to exceptions issued by the Public Company Accounting Oversight Board.

On May 20, 2003, our Audit Committee approved certain non-audit services to be performed by KPMG LLP. The approved non-audit services included tax services, statutory filings and agreed upon procedures related to audits of costs reimbursed by third parties.

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

On August 29, 2002, ATEL Leasing Corporation, a lessor of manufacturing equipment to us, filed suit against us in the California Superior Court for the City and County of San Francisco (ATEL Leasing Corporation v. Solectron Corporation, Case No. 412011), alleging that ATEL is entitled to recover as “liquidated damages and not as a penalty” amounts equal to the “stipulated loss value” of all of the equipment leased to us by ATEL under two equipment lease agreements. ATEL’s complaint sought “liquidated damages” of approximately $26 million, plus additional interest allegedly accruing thereon, and litigation expenses. We contended that ATEL’s claims were without merit, and that we had meritorious defenses, including that the “liquidated damages” provision upon which ATEL relied is an unenforceable penalty under California law. In fact, the United States District Court for the Northern District of California had ruled in a March 2001 opinion (ATEL Financial Corp. v. Quaker Coal Company, 132 F.Supp.2d 1233) that a “liquidated damages” provision, which ATEL had attempted to enforce in that case, was an unenforceable penalty under California law. ATEL appealed that ruling, but on March 5, 2003, the Ninth Circuit Court of Appeals affirmed the District Court’s judgment against ATEL. In response to this adverse ruling, ATEL dismissed its complaint against us on or about May 15, 2003. Despite this dismissal, ATEL has continued to threaten litigation in an effort to induce us to renegotiate the equipment leases, and while we continue to believe ATEL’s claims to be without merit, there can be no assurance that ATEL will not file a new lawsuit against us.

On September 19, 2002, one of our former employees filed a complaint against us in the Superior Court of the State of California, Santa Clara County, asserting two claims for wrongful termination. The case is encaptioned Ronald Sorisho v. Solectron Corporation et al., Case No. CV811243. In the complaint, plaintiff alleges that he was wrongfully terminated by us in supposed retaliation for his alleged efforts to ensure that we timely recognized a charge for excess, obsolete and slow moving inventory in the Technology Solutions business unit. Plaintiff seeks compensatory damages in an amount “not less than $2.5 million” as well as punitive damages. We believe Mr. Sorisho’s claims of wrongful termination are without merit and we intend to vigorously defend ourselves. We filed a motion with the court challenging the sufficiency of Mr. Sorisho’s complaint and, in response to this motion, Mr. Sorisho filed an amended complaint in which he dropped one of his two original wrongful termination claims, but added a new claim for purported defamation based upon statements attributed to us in a news article regarding Mr. Sorisho’s allegations against us. We tendered the defense of the defamation claim to our insurance carrier, and the insurance carrier has assumed the defense of the defamation claim, subject to a reservation of rights.

On March 6, 2003, a putative shareholder class action lawsuit was filed against us and certain of our officers in the United States District Court for the Northern District of California alleging claims under Section 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder. The case is entitled Abrams v. Solectron Corporation et al., Case No. 03-0986 CRB. The complaint alleged that the defendants issued false and misleading statements in certain of our press releases and SEC filings issued between September 17, 2001 and September 26, 2002. In particular, plaintiff alleged that the defendants failed to disclose and to properly account for excess and obsolete inventory in our Technology Solutions business unit during the relevant time period. The lawsuit seeks an unspecified amount of damages on behalf of the putative class. Additional complaints making similar allegations were subsequently filed in the same court, and pursuant to an order entered June 2, 2003, the Court appointed lead counsel and plaintiffs to represent the putative class in a single consolidated action. Pursuant to the Court’s consolidation orders, a consolidated amended complaint is anticipated to be filed within the next few weeks. We intend to vigorously defend against the consolidated lawsuit. There can be no assurance, however, that the outcome of the lawsuit will be favorable to us or will not have a material adverse effect on our business, financial condition and results of operations. In addition, we may be forced to incur substantial litigation expenses in defending this litigation.

On March 21, 2003, we, all of the current members of our Board of Directors, and two former officers, were named as defendants in a shareholder derivative lawsuit entitled Lifshitz v. Cannon et al., Case No. CV815693, filed in the Santa Clara County, California Superior Court. The plaintiff alleges that he should be permitted to pursue litigation, purportedly for the benefit of the Company, against the individual director and officer defendants for alleged mismanagement and waste of corporate assets during the period from May 2001 to the present, purported breaches of fiduciary duty, “constructive fraud,” “abuse of control,” and alleged violations of the California Corporations Code by certain of the individual defendants who sold some of their Solectron stockholdings during the period from September 2001 through September 2002. The complaint seeks an unspecified amount of compensatory and punitive damages, and the relinquishment of all profits realized by those individual defendants who sold Solectron stock during the relevant period, together with statutory penalties under California Corporations Code section 25402 which plaintiff alleges to be applicable to those sales of Solectron stock. On May 19, 2003, Solectron and the individual defendants moved to dismiss the Lifshitz complaint. In the meantime, two substantively identical derivative lawsuits, entitled Schactner v. Cannon, et al., Case No. CV817112, and Nims v. Cannon, et al., Case No. CV817158, were filed in the same Court on May 14 and May 15, respectively. Counsel for the plaintiffs in all three suits subsequently advised the Court that they would be filing a consolidated amended complaint, and accordingly, defendants’ motion to dismiss was taken off calendar pending the filing of the consolidated amended complaint combining the three lawsuits. On June 27, 2003, the plaintiffs served their consolidated amended complaint now alleging that “since January of 1999” all of the current members of Solectron’s Board of Directors, as well as three former officers, purportedly breached their fiduciary duties and participated in or permitted “constructive fraud,” “unjust enrichment,” and alleged violations of the California Corporations Code. We do not believe plaintiffs have adequately alleged a basis for plaintiffs to appropriate for themselves the duties of our Board of Directors under applicable Delaware law, and we believe the consolidated amended complaint contains various factual errors and legal deficiencies. We intend to seek dismissal of the consolidated amended complaint. We may be forced to incur substantial litigation expenses in defending this litigation.

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits:

Exhibit No.	Exhibit Description

3.1*	Certificate of Incorporation of the Company, as amended

3.2**	Bylaws of the Company, as amended

3.3***	Certificate of Designation Rights, Preferences and Privileges of Series A Participating Preferred Stock of the Company

10.1	Waiver Agreement, dated as of May 30, 2003, among Solectron, Goldman Sachs Credit Partners L.P., JP Morgan Chase Bank, The Bank of Novia Scotia, Bank of America, N.A. and certain other lenders

10.2	Waiver Agreement, dated as of May 30, 2003, among Solectron, Bank of America Securities LLC, Goldman Sachs Credit Partners L.P., JP Morgan Chase Bank, The Bank of Novia Scotia, Bank of America, N.A. and other certain lenders

10.3	Fourth Amendment Agreement, effective as of May 30, 2003, among Solectron, Goldman Sachs Credit Partners L.P., JP Morgan Chase Bank, The Bank of Novia Scotia, Bank of America, N.A. and certain other lenders

10.4	First Amendment Agreement, effective as of May 30, 2003, among Solectron, Bank of America Securities LLC, Goldman Sachs Credit Partners L.P., JP Morgan Chase Bank, The Bank of Novia Scotia, Bank of America, N.A. and certain other lenders

99.1	Certification of Chief Executive Officer Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

99.2	Certification of Chief Financial Officer Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

99.3****	Certification of Chief Executive Officer Pursuant to 18 U.S.C Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.4****	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference from Exhibit 3.1 filed with Solectron’s Form 10-Q for the quarter ended February 28, 2001, Exhibit 3.1 filed with Solectron’s Form 10-Q for the quarter ended February 25, 2000, and Exhibit 3.1 filed with Solectron’s Form 10-Q for the quarter ended February 26, 1999.

**	Incorporated by reference from Exhibit 3.2 filed with Solectron’s Annual Report on Form 10-K for fiscal year ended August 31, 1997, Exhibit 3.2 filed with Solectron’s Form 10-Q for the quarter ended February 26, 1999 and Exhibit 3.2 filed with Solectron’s Form 10-Q for the quarter ended November 30, 2001.

***	Incorporated by reference from Exhibit 3.3 filed with Solectron’s Annual Report on Form 10-K for fiscal year ended August 31, 2001.

****	A signed original of this written statement required by Section 906, or other document authenticating, acknowledging, or otherwise adopting the signature that appears in typed form within the electronic version of this written statement required by Section 906, has been provided to Solectron Corporation and will be retained by Solectron Corporation and furnished to the Securities and Exchange Commission or its staff upon request.

(b)  Reports on Form 8-K

       None

SOLECTRON CORPORATION

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOLECTRON CORPORATION (Registrant)

Date: July 11, 2003

	By	/S/ Kiran Patel

Kiran Patel Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.	Exhibit Description

3.1*	Certificate of Incorporation of the Company, as amended

3.2**	Bylaws of the Company, as amended

3.3***	Certificate of Designation Rights, Preferences and Privileges of Series A Participating Preferred Stock of the Company

10.1	Waiver Agreement, dated as of May 30, 2003, among Solectron, Goldman Sachs Credit Partners L.P., JP Morgan Chase Bank, The Bank of Novia Scotia, Bank of America, N.A. and certain other lenders

10.2	Waiver Agreement, dated as of May 30, 2003, among Solectron, Bank of America Securities LLC, Goldman Sachs Credit Partners L.P., JP Morgan Chase Bank, The Bank of Novia Scotia, Bank of America, N.A. and other certain lenders

10.3	Fourth Amendment Agreement, effective as of May 30, 2003, among Solectron, Goldman Sachs Credit Partners L.P., JP Morgan Chase Bank, The Bank of Novia Scotia, Bank of America, N.A. and certain other lenders

10.4	First Amendment Agreement, effective as of May 30, 2003, among Solectron, Bank of America Securities LLC, Goldman Sachs Credit Partners L.P., JP Morgan Chase Bank, The Bank of Novia Scotia, Bank of America, N.A. and certain other lenders

99.1	Certification of Chief Executive Officer Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

99.2	Certification of Chief Financial Officer Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

99.3****	Certification of Chief Executive Officer Pursuant to 18 U.S.C Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.4****	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference from Exhibit 3.1 filed with Solectron’s Form 10-Q for the quarter ended February 28, 2001, Exhibit 3.1 filed with Solectron’s Form 10-Q for the quarter ended February 25, 2000, and Exhibit 3.1 filed with Solectron’s Form 10-Q for the quarter ended February 26, 1999.

**	Incorporated by reference from Exhibit 3.2 filed with Solectron’s Annual Report on Form 10-K for fiscal year ended August 31, 1997, Exhibit 3.2 filed with Solectron’s Form 10-Q for the quarter ended February 26, 1999 and Exhibit 3.2 filed with Solectron’s Form 10-Q for the quarter ended November 30, 2001.

***	Incorporated by reference from Exhibit 3.3 filed with Solectron’s Annual Report on Form 10-K for fiscal year ended August 31, 2001.

****	A signed original of this written statement required by Section 906, or other document authenticating, acknowledging, or otherwise adopting the signature that appears in typed form within the electronic version of this written statement required by Section 906, has been provided to Solectron Corporation and will be retained by Solectron Corporation and furnished to the Securities and Exchange Commission or its staff upon request.