Form 10-K
period 2003-08-29
SOLECTRON CORP
filed 2003-11-14
CIK 835541

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(MARK ONE)

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 29, 2003
OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM _________TO _________

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
None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K. ☐

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☑ No ☐

The aggregate market value of the Registrant’s Common Stock held by non-affiliates on October 31, 2003 was approximately $2,878 million (based upon the last reported price of the Common Stock on the New York Stock Exchange on such date). Shares of Common Stock held by each officer, director, and holder of 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of October 31, 2003, there were approximately 836 million shares of the Registrant’s common stock outstanding including approximately 31 million shares of Solectron Global Services Canada, Inc. which are exchangeable on a one-to-one basis for the Registrant’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE

The Registrant’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on January 7, 2004, which Solectron will file with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this report, is incorporated by reference in Part III of this Form 10-K to the extent stated herein.

SOLECTRON CORPORATION

2003 FORM 10-K ANNUAL REPORT

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

Overview

We provide electronics supply chain services to original equipment manufacturers (OEMs) around the world. These companies contract with us to build their products or to obtain services related to product development, manufacturing and post-production requirements. In most cases, we build and service products that carry the brand names of our customers.

We serve several segments of the electronics products and technology markets. Much of our business is related to the following products:

•	Networking equipment such as routers and switches that move traffic across the Internet;

•	Telecommunications equipment;

•	Computing equipment, including workstations, notebooks, desktops, servers, storage systems and peripherals;

•	Consumer products such as high-end cellular phones, set-top boxes, personal/handheld communications devices and home game consoles;

•	Automotive electronics systems and components, including audio and navigation systems, system control modules, pressure sensors and switches, and actuators and body electronics;

•	Semiconductor and test equipment, including wafer fabrication equipment controls, process automation equipment and home appliance electronics controls;

•	Medical products such as X-ray equipment, ultrasound fetal monitors, MRI scanners, blood analyzers, ECG patient monitors, surgical robotic systems, HPLCs, spectrometers, and laser surgery equipment; and

•	Other electronics equipment and products.

Our customers include many of the world’s leading technology companies, such as Cisco Systems, Nortel Networks, Ericsson, Sun Microsystems, IBM, Apple, Sony, Lucent Technologies and Hewlett-Packard.

We have a comprehensive range of services designed to meet customer supply chain needs throughout the product life cycle. Our services include:

•	Collaborative design support and design for manufacturability;

•	New product introduction (NPI) engineering services;

•	Supply chain design and sourcing;

•	Prototyping;

•	Product testing;

•	Full product manufacturing, including printed circuit board assembly (PCBA) and complete product systems assembly;

•	Materials purchasing and supply base management;

•	Product fulfillment services, including packaging, distribution and installation;

•	Product repair and warranty service; and

•	End-consumer technical support and customer relationship management (CRM) services.

We bring these services together to provide integrated solutions for customers in electronics and technology markets. By utilizing our services, customers gain cost, time and quality advantages that help improve their competitiveness and enable them to focus on their core competencies of sales, marketing, and research and development. More specifically, we provide the following benefits to OEMs:

Faster Time-to-Market: Due to intense competitive pressures in the electronics industry, shorter product life cycles require OEMs to reduce the time needed to bring a product to market. OEMs can reduce time-to-market by using our services, expertise and infrastructure. For example, OEMs can partner with us during the stages of product design and product improvement to expedite the transition into large volume production in our manufacturing centers.

Lower Costs: OEMs that work with us can realize significantly lower costs as a result of several factors: our ability to perform services in the most value-adding, cost-effective locations around the world; our ability to pool purchasing across our customer base; our ability to produce multiple products within a given facility; and our flexibility to adapt our operations to changing customer demand.

Better Asset Utilization: By using us to provide supply chain services, OEMs can lower their investment in property, plant and equipment, as well as systems and infrastructure. This lower investment can lead to better asset utilization and higher return on assets for our OEM customers.

Focused Resource Allocation: As a result of market demands, many OEMs focus their resources on activities that add the greatest value. By offering comprehensive electronics supply chain services, we allow OEMs to focus on their own core competencies, such as next-generation product development, marketing and sales.

Leading Manufacturing and Service Technologies: Electronic products, electronics manufacturing and service technologies have become increasingly sophisticated and complex. This makes it difficult for OEMs to maintain the necessary technological expertise to manufacture and repair products internally. OEMs are motivated to work with us to gain access to our expertise in interconnect, test, process, repair and other technologies, such as lead-free manufacturing processes.

Cost-Effective Global Capabilities: We have facilities in Asia/Pacific, Europe, North America and Latin America. Through our global presence, we perform electronics supply chain services in locations to best address our customers’ objectives, including cost containment; compliance with local content regulations; proximity to end markets and end consumers; and the elimination or reduction of expensive freight costs, tariffs and time-consuming customs clearances.

We have benefited from increased worldwide market acceptance of, and reliance upon, the outsourcing of electronics manufacturing and supply chain services by electronics OEMs. Many OEMs in the electronics and other industries outsource electronics manufacturing and related supply chain services as part of their business strategies.

Industry Overview

OEMs in electronics and technology markets around the world are seeking to increase their competitiveness by expanding their utilization of Electronic Manufacturing Service (EMS) companies. Faced with shorter product life cycles, more complex technology and market pressures to reduce costs and product ramp time, OEMs are turning to EMS providers for a broader range of electronics supply chain services. Outsourcing enables OEMs to concentrate on their core competencies of product research and development, marketing and sales.

Strategy

Our strategy is to offer our customers significant competitive advantages by having them outsource to us their electronics supply chain service needs. We accomplish this by offering value-added solutions based on our broad and integrated range of services. As a result, we create compelling outsourcing solutions that our customers can utilize in whole or in part.

Capitalize on Industry Growth Trends
 Our business benefits from the greater OEM acceptance of, and reliance upon, outsourced manufacturing and supply chain management services. To meet the growing outsourcing needs of OEMs, we offer a wide range of services, including collaborative design support, manufacturing and extensive after-sales technical support, repair and CRM services.

Concentrate on Core and Emerging Markets
 We are focused on extending our leadership and capabilities in our core markets, which include the telecommunications, networking, and computing and storage industries. The products we manufacture – and customers we serve – in these markets represent a substantial portion of our revenues and reflect our strong expertise in these areas. In addition, we participate in new growth markets – such as the consumer, automotive, industrial, and medical industries – where we can leverage our core strengths and believe we can earn attractive returns.

Uncompromising Quality
 Quality is central to our culture. We strive to use and continuously improve our consistent processes, and we use several quality improvement and measurement techniques to monitor our performance. We have received many service and quality awards from internationally recognized quality organizations and customers. We have received several awards recently, including recognition from Cisco Systems, Sun Microsystems, NEC and Stratus Technologies. In addition, substantially all of our manufacturing facilities are certified under ISO international quality standards for design, manufacturing and distribution management systems.

Efficiency and Cost Competitiveness
 We believe that a fundamental requirement for sustained growth and profitability in the EMS industry is to be an efficient and cost-competitive manufacturer. To this end, we are focused on driving efficiency throughout our organization, and have undertaken several initiatives to reduce costs and increase our competitiveness. This includes an initiative to implement Six Sigma Lean quality and manufacturing methods throughout the company, beginning with our manufacturing operations. We believe the implementation of these methods will assist us to eliminate non-value adding activities and increase production efficiencies, resulting in a significant competitive advantage.

Strategic Relationships
 We seek to establish long-term strategic relationships with major and emerging OEM leaders in diverse electronics and technology industry segments. Our goal is to strengthen these relationships by delivering value through integrated supply chains, from design to full product manufacturing and distribution, to after-sales services such as product failure analysis and repair.

Align Services to Improve Customer Supply Chains
 We believe that, as technologies become more complex and as product life cycles continue to shorten, OEMs will outsource more of their electronics supply chain needs. As they do this, we believe they will look to a partner that can provide these services on a seamless basis. As a result, we are aligning our services to improve OEM supply chains and deliver lower costs, higher quality, improved flexibility and faster time-to-market. We believe that this will position us to be a primary provider to OEMs by delivering integrated supply chains that add value to their businesses.

Advanced Technology Processes
 We offer customers access to advanced technology processes, including design, NPI and repair expertise. Our involvement with customers’ products during the early design stages can help reduce cost and product time-to-market, improve manufacturability and quality, and enables a fast ramp to volume manufacturing. We will use our design capabilities to partner with our customers, not compete with them. We have developed common tools for industrial, electrical, mechanical and manufacturing applications designed to shorten the design cycle and maintain cost effectiveness. Our repair expertise also spans a wide range of products and advanced technologies, from the system to the component level.

Diverse Geographic Operations
 We locate our operations based on several considerations including where we can generate manufacturing efficiencies and lower total costs, proximity to customers, proximity to end-markets and end-users, and where we can cost-effectively generate the greatest value. We have operations in the Asia/Pacific region, the Americas and Europe. We believe our facilities in these regions enable us to best meet our customers’ requirements.

Business Units

In late fiscal 2003, we began shifting from our business unit structure to a functionally aligned organizational structure. Upon completion in early fiscal 2004, customer-oriented functions will be organized by key activities important to our customers and our overall business – Worldwide Design and Engineering Services; Worldwide Operations (which includes logistics, manufacturing, and post-manufacturing services); Worldwide Strategy and Marketing; and Worldwide Sales and Account Management.

In addition to our organizational realignment initiated in late fiscal 2003, we also initiated a portfolio review of our operations to identify those that are not viewed as synergistic to our new strategy. During the fourth quarter of fiscal 2003, we committed to a plan to divest some such operations. Each business unit/operating segment discussed below includes one such operation that is treated as a discontinued operation. Business unit numerical data provided in the following discussion excludes these operations, which are classified as discontinued operations in our consolidated financial statements. However, discussions of the nature of services provided by each business unit and in each geography include the discontinued operations in order to maintain confidentiality during the divestiture process related to these operations. It is also anticipated that as plans to divest certain additional operations are implemented during fiscal 2004, those operations will also qualify for classification as discontinued operations.

Through August 31, 2003, we remained organized into four business units as follows:

Global Operations

Global Operations provides customers with pre-manufacturing, manufacturing, materials management and fulfillment services for printed circuit boards, backplanes, system enclosures and complete electronic products. In fiscal 2003, Global Operations generated sales from continuing operations of $8.8 billion, or 79.7% of our total net sales.

The core function of Global Operations is to provide manufacturing services to meet a wide range of customer needs, from large-volume/low-complexity products to highly complex configure-to-order/build-to-order systems. These manufacturing services include systems and product testing, PCBA, sub-systems assembly, configure-to-order and build-to-order systems assembly; and product installation, as well as related logistical support. Our advanced manufacturing technology processes, failure analysis and test capabilities can help our customers’ products reach the market faster and at lower cost. Our materials management and fulfillment services seek to ensure that the necessary parts and products are in the right place at the right time to meet customer requirements. Materials management includes the planning, purchasing, expediting, warehousing and preparation of components and materials required to assemble products or portions of products. Through product fulfillment, we manufacture, package and ship the products directly to our customers or their customers.

Technology Solutions

Technology Solutions provides modular memory and embedded systems design and related manufacturing services. Within Technology Solutions, SMART Modular Technologies (SMART) and Force Computers design, manufacture, and market a wide range of flash and DRAM memory modules, input/output (I/O), and embedded computer products to OEM customers that incorporate those products into their own systems. In fiscal 2003, Technology Solutions generated sales from continuing operations of $1.3 billion, or 12.1% of our total net sales.

Through SMART, Technology Solutions offers memory and communications products for OEMs that demand proven technology, quality and logistical support. Through Force Computers, Technology Solutions offers a variety of embedded computer boards and systems serving the telecom/datacom, military and aerospace, medical, and industrial markets.

Global Services

Global Services groups our post-manufacturing services that provide solutions for products from when they are put in service until they are removed from the market. These services include: product failure analysis and repair; upgrades; re-manufacturing and maintenance through factory and fast-hub service centers located around the world; help-desk support through customer call centers for end users; logistics and parts management including management of strategic stocking locations; returns processing; warehousing; engineering change management; and end-of-life manufacturing. In fiscal 2003, Global Services generated sales from continuing operations of $657.1 million, or 6.0% of our total net sales.

MicroSystems

MicroSystems was established as a business unit upon the completion of our acquisition of C-MAC Industries in fiscal 2002. MicroSystems is involved in every stage of the fabrication of hybrid microcircuits from design to manufacturing. It uses state-of-the-art technologies to provide integrated solutions for applications as varied as optical transceivers and pressure sensors. Customer needs for high functionality and miniaturization are supported by MicroSystems’ low-temperature co-fired ceramic (LTCC) operations. The ceramic-based technologies find broad application within the automotive, military, aerospace and telecommunications markets. In fiscal 2003, MicroSystems generated sales from continuing operations of $238.2 million, or 2.2% of total net sales.

A second core technology is based on quartz crystals and frequency products. MicroSystems offers a full range of products and technologies from low-end oscillators to highly sophisticated TCXOs, OCXOs and SAWs. In addition, state of the art ceramic-based and micro-machined silicon (MEM) sensors satisfy a comprehensive range of applications in automotive, industrial and aerospace applications.

Global Footprint

Our footprint – or facilities location – strategy is to locate specific services and capabilities where we believe they can generate the greatest value at the lowest total cost. These decisions are made based on low-cost manufacturing options, proximity to our customers and prospective customers, proximity to end markets and end users, and the location of specific resources needed to deliver value.

We have shifted our manufacturing capacity to lower-cost locations over the past few years – Mexico, Eastern Europe and, particularly, Asia. This reflects our belief that OEM customers will be driven by the cost advantages associated with these locations, among other factors, in the coming years. As of August 31, 2003, approximately 70% of our manufacturing capacity in terms of headcount and equipment, and 50% of our manufacturing capacity in terms of square footage, were in these low-cost regions.

We locate our other services based on how best to add value and to gain access to pools of people with the skills and experience we need to create solutions and deliver world-class services. For example, we have major design and product launch centers in California and Western Europe. This enables us to draw from a highly skilled labor pool, and it gives us close proximity and immediate access to interact with customers’ at critical phases of the new product life cycle.

For our after-sales services, we operate repair and warranty centers based on proximity to transportation infrastructure and proximity to end users. We also operate customer contact centers in various locations that provide qualified workers skilled at handling end-user inquiries.

Our ability to serve our customers effectively also depends upon our materials management and logistic capabilities. Our locations are served by a materials organization consisting of multiple groups across multiple locations, and backed by information technology. The materials group is responsible for ordering, tracking and ensuring that the correct parts are delivered to the correct locations on a just-in-time basis to meet our customers needs.

Americas

Our North American facilities are increasingly focused on higher value activities, such as a variety of design services, technology development, NPI, after-sales services, and manufacturing low-volume, highly complex products. Our facilities in Latin America provide supply-chain services that support the North and Latin American markets. The Latin American region’s proximity to North America is useful for production where low-cost and time-to-market, and/or geographical diversity are particular concerns for OEMs.

Global Operations operates facilities that provide electronics design, manufacturing and fulfillment services in the U.S., Canada, Mexico and Brazil. Technology Solutions operates facilities in the U.S., Canada, Puerto Rico and Mexico that provide design and manufacturing services for technology building block products, such as memory modules and embedded systems. Global Services provides electronics product repair and related technical support through service and call centers in the U.S., Canada and Mexico. MicroSystems operates facilities in the U.S. and Canada for the design and production of advanced electronic components, subsystems and systems.

Since fiscal 2001, we have reduced our overall manufacturing and call center presence in North America as a result of our restructuring activities and our strategic shift of manufacturing capacity toward lower-cost regions.

Asia/Pacific

This region is a significant end-market for our customers, and our facilities in Asia/Pacific are located to take advantage of the region’s well-developed supply base, transportation and logistics infrastructure, educated workforce, and lower cost.

Global Operations provides low-cost, mid- to high-volume electronics manufacturing and fulfillment at centers in China, Malaysia, and Indonesia. In addition, the unit operates facilities in Japan, Singapore and Taiwan to provide design, high-complexity electronics manufacturing and fulfillment. Technology Solutions operates a center for the development of technology building block products in India, and a manufacturing facility in Malaysia. Global Services operates electronics repair and technical support centers in Australia, China, Japan and Singapore. MicroSystems operates facilities in China and India for the design and production of advanced electronic components, subsystems and systems.

Europe

Our locations in Western Europe are focused on providing high value services, such as electronics design; NPI; high-complexity, low-volume manufacturing; and repair. Our Eastern European locations provide low-cost, high-volume electronics manufacturing services. Driven by our strategy and the general economic downturn, we have streamlined our operations in Western Europe through our restructuring actions.

Global Operations provides electronics design, manufacturing and fulfillment services in France, Germany, Hungary, Romania, Sweden, Turkey and the United Kingdom. Technology Solutions operates a center for the development of technology building block products in the United Kingdom and manufacturing facilities in Germany and Scotland. Global Services provides electronic repair and technical support services at facilities in Belgium, France, Italy, the Netherlands and the United Kingdom. MicroSystems operates facilities in Belgium, Germany and the United Kingdom for the design and production of advanced electronic components, subsystems and systems.

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

See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” for customer sales information.

Backlog

Backlog consists of contracts or purchase orders with delivery dates scheduled within the next 12 months. At August 31, 2003, our backlog was approximately $1.7 billion, compared with backlog of approximately $1.6 billion at August 31, 2002. Because customers may cancel or reschedule deliveries, often with little or no financial penalty, backlog is not a meaningful indicator of future financial results.

Competition

The EMS industry comprises many companies, several of which have substantial market share. We also face competition from current and prospective customers that evaluate our capabilities against the merits of manufacturing products internally. We compete with different companies depending on the type of service or geographic area. We believe the primary basis of competition in our targeted markets is proven execution, reliability, manufacturing technology, flexibility, continuity of supply, quality, responsiveness, value-adding services, ability to serve global customers and price. To remain competitive, we must continue to provide technologically advanced services; deliver solutions that integrate our range of services; maintain high quality levels; offer flexible delivery schedules; deliver finished products on a reliable basis; and compete favorably on price.

Associates

As of August 31, 2003, we employed approximately 66,000 associates worldwide, including approximately 13,000 temporary associates.

Patents and Trademarks

We hold certain United States and foreign patents and patent licenses relating to certain of the processes and equipment used in our manufacturing technology, as well as certain of the products which we have designed and manufactured. In addition, we have registered trademarks (service marks) in the United States and various other countries throughout the world. Some of these patents and trademarks are related to businesses which we expect to divest in fiscal 2004.

Although we do not believe that our trademarks, manufacturing processes, patents or license rights to which we have access infringe on the intellectual property rights of others, we cannot ensure that third parties will not assert infringement claims against us in the future. If such an assertion were to be made, it may become necessary or useful for us to enter into licensing arrangements or to resolve such an issue through litigation. However, we cannot ensure that such license rights would be available to us on commercially acceptable terms or that any such litigation would be resolved favorably. Any litigation could be lengthy and costly and, regardless of its outcome, could materially harm our financial condition.

Environmental Matters

We are required to comply with local, state, federal and international environmental laws and regulations relating to the treatment, storage, use, discharge, emission and disposal of hazardous materials used in our manufacturing and service processes. We are also required to comply with laws and regulations relating to occupational safety and health, product take back and product content and labeling. Failing to comply with these present and future laws and regulations could restrict our ability to expand facilities, or could require us to acquire costly equipment or to incur other significant expenses to comply with environmental regulations, and could impair our relations with customers. Moreover, to the extent we are found non-compliant with any of these laws and regulations, we may incur substantial fines and penalties. We are committed to maintaining compliance in all of our facilities and to continuously improving our environmental practices.

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

We have been, and in the future may be, held liable for remediation of sites where our hazardous materials (or those of companies we have acquired) have been disposed of. To date, these liabilities have not been substantial or material to our business, financial condition and results of operations. We believe, based on our current knowledge, that the cost of any groundwater or soil clean-up that may be required at any of our facilities would not materially harm our business, financial condition and results of operations. However, it is costly to remediate contamination, and there can be no assurance that any future remediation costs would not harm our business, financial condition and results of operations.

Additional Information

Our Internet address is http://www.solectron.com. We make available on our Internet website, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission. Information accessible through our website does not constitue a part of, and is not incorporated into, this annual report on Form 10-K or into any of our other filings with the Securities and Exchange Commission.

Solectron was first incorporated in California in August 1977 and was reincorporated in Delaware in February 1997. Our principal executive offices are at 847 Gibraltar Drive, Milpitas, California, 95035. Our telephone number is (408) 957-8500.

ITEM 2: PROPERTIES

The table below lists our major facilities leased or owned as of August 31, 2003:

Location	Square Footage	Leased/Owned	Primarily Used

Global Operations
Milpitas, Fremont; California	542,000	leased	PCBA & Systems Integration
Charlotte, North Carolina	456,000	owned	PCBA & Systems Integration
Research Triangle Park, North Carolina	473,000	183,000 leased/290,000 owned	Systems Integration
Columbia, South Carolina	313,000	leased	Systems Integration
Austin, Texas	322,000	leased	PCBA & Systems Integration
Sherbrooke, Quebec, Canada	121,000	owned	Systems Integration
St. Laurent, Quebec, Canada	112,000	leased	Warehouse
Kanata, Ontario, Canada	185,000	71,000 leased/114,000 owned	PCBA & Systems Integration
Dollard des Ormeaux, Quebec, Canada	165,000	leased	Metal Fabrication
Winnipeg, Manitoba, Canada	94,000	owned	PCBA & Systems Integration
Guadalajara, Mexico	632,000	owned	PCBA & Systems Integration
Jaguariuna, Hortolandia; Brazil	282,000	49,000 leased/233,000 owned	PCBA & Systems Integration
Bordeaux, France	190,000	leased	PCBA & Systems Integration
Herrenberg, Germany	110,000	owned	PCBA & Systems Integration
Budapest, Hungary	293,000	owned	Systems Integration
Carrickfergus, Northern Ireland	116,000	leased	Warehouse
Timisoara, Romania	278,000	owned	PCBA & Systems Integration
Dunfermline, Scotland	164,000	owned	PCBA & Systems Integration
Ostersund, Sweden	280,000	owned	PCBA & Systems Integration
Suzhou, China	583,000	owned	PCBA & Systems Integration
Shanghai, China	372,000	leased	PCBA & Systems Integration
Shenzhen, China	230,000	owned	PCBA & Systems Integration
Batam, Indonesia	137,000	leased	PCBA & Systems Integration
Ibaraki, Japan	137,000	leased	PCBA & Systems Integration
Nakaniida, Japan	379,000	owned	PCBA & Systems Integration
Penang, Malaysia	778,000	31,000 leased/747,000 owned	PCBA & Systems Integration
Singapore	370,000	281,000 leased/89,000 owned	PCBA, Systems Integration & Metal Fabrication
Kaohsiung, Taiwan	136,000	owned	PCBA & Systems Integration
Johor, Malysia	125,000	owned	PCBA & Systems Integration
Others	286,000	189,000 leased/97,000 owned	Metal Fabrication, Design & Engineering, Metal Stamping & Backplain Mfg, PCBA & Systems Integration, Administration

Total	8,661,000

Technology Solutions
Aguadilla, Puerto Rico	164,000	leased	Memory Mfg & Engineering
Fremont, California	130,000	leased	Memory Mfg & Engineering
Munich, Germany	276,000	leased	Boards, Systems & Engineering
Others	178,000	leased	Memory Mfg, Design & Engineering

Total	748,000

Location	Square Footage	Leased/Owned	Primarily Used

Global Services
Lincoln, California	405,000	leased	Systems Repair & Refurbish
Milpitas, California	253,000	leased	Systems Repair & Refurbish
Research Triangle Park, North Carolina	323,000	leased	Systems Repair & Refurbish
Austin, Texas	180,000	leased	Systems Repair & Refurbish
Memphis, Tennessee	275,000	leased	Systems Repair & Refurbish
Louisville, Kentucky	300,000	leased	Systems Repair & Refurbish
Beaverton, Oregon	93,000	leased	Call Center
Belleville, Ontario, Canada	87,000	leased	Call Center
Newmarket, Ontario, Canada	185,000	leased	Systems Repair & Refurbish
Cape Breton, Nova Scotia, Canada	100,000	leased	Call Center
Chilliwack, BC, Canada	93,000	leased	Call Center
London, Ontario, Canada	84,000	leased	Call Center
Bordeaux, France	123,000	leased	Systems Repair & Refurbish
Cwmcarn, Wales	102,000	owned	Systems Repair & Refurbish
Sydney, Australia	133,000	leased	Systems Repair & Refurbish
Others	612,000	545,000 leased/67,000 owned	Systems Repair & Refurbish, Call Center

Total	3,348,000

MicroSystems
Moorpark, California	279,000	leased	Sensor Design & Manufacture
Ronse, Belgium	90,000	owned	Design & Manufacture Hybrid Microcircuits
West Palm Beach, Florida	100,000	leased	Design & Manufacture Hybrid Microcircuits
Great Yarmouth, England	82,000	owned	Design & Manufacture Hybrid Microcircuits
Others	326,000	135,000 leased/191,000 owned	Design & Manufacture Oscillators and Hybrid Microcircuits, Automotive Mechatronics, Frequency Products & Quartz Crystal Mfg, Resale Frequency Control Products, Sensor Design & Mfg, Sales Office

Total	877,000

Corporate
Milpitas, California	169,000	leased	Headquarters
San Jose, California	93,000	leased	Administration
Other	20,000	leased	Administration

Total	282,000
Grand total	13,916,000

ITEM 3: LEGAL PROCEEDINGS

We are from time to time involved in various litigation and legal matters, including those described below. By describing the particular matters set forth below, we do not intend to imply that the Company or its legal advisors have concluded or believe that the outcome of any of those particular matters is or is not likely to have a material adverse impact upon our business or financial condition.

On September 19, 2002, one of our former employees filed a complaint against us in the Superior Court of the State of California, Santa Clara County, asserting two claims for wrongful termination. The case is encaptioned Ronald Sorisho v. Solectron Corporation et al., Case No. CV811243. In the complaint, plaintiff alleges that he was wrongfully terminated by us in supposed retaliation for his alleged efforts to ensure that we timely recognized a charge for excess, obsolete and slow moving inventory in the Technology Solutions business unit. Plaintiff seeks compensatory damages in an amount “not less than $2.5 million” as well as punitive damages. We believe Mr. Sorisho’s claims of wrongful termination are without merit and we intend to vigorously defend ourselves. We filed a motion with the court challenging the sufficiency of Mr. Sorisho’s complaint and, in response to this motion, Mr. Sorisho filed an amended complaint in which he dropped one of his two original wrongful termination claims, but added a new claim for purported defamation based upon statements attributed to us in a news article regarding Mr. Sorisho’s allegations against us. We tendered the defense of the defamation claim to our insurance carrier, and the insurance carrier has assumed the defense of the defamation claim, subject to a reservation of rights. We are also continuing to vigorously defend against Mr. Sorisho’s wrongful termination claim.

On March 6, 2003, a putative shareholder class action lawsuit was filed against us and certain of our officers in the United States District Court for the Northern District of California alleging claims under Section 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder. The case is entitled Abrams v. Solectron Corporation et al., Case No. 03-0986 CRB. The complaint alleged that the defendants issued false and misleading statements in certain of our press releases and SEC filings issued between September 17, 2001 and September 26, 2002. In particular, plaintiff alleged that the defendants failed to disclose and to properly account for excess and obsolete inventory in our Technology Solutions business unit during the relevant time period. Additional complaints making similar allegations were subsequently filed in the same court and, pursuant to an order entered June 2, 2003, the Court appointed lead counsel and plaintiffs to represent the putative class in a single consolidated action. The Consolidated Amended Complaint, filed September 8, 2003, alleges an expanded class period of June 18, 2001 through September 26, 2002, and purports to add a claim for violation of Section 11 of the Securities Act of 1933 on behalf of a putative class of former shareholders of C-MAC Industries, Inc., who acquired Solectron stock pursuant to the October 19, 2001 Registration Statement filed in connection with Solectron’s acquisition of C-MAC Industries, Inc. In addition, while the initial complaints focused on alleged inventory issues at the Technology Solutions business unit, the Consolidated Amended Complaint adds allegations of inadequate disclosure and failure to properly account for excess and obsolete inventory at our other business units. The complaint seeks an unspecified amount of damages on behalf of the putative class. We intend to vigorously defend against the consolidated lawsuit. There can be no assurance, however, that the outcome of the lawsuit will be favorable to us or will not have a material adverse effect on our business, financial condition and results of operations. In addition, we may be forced to incur substantial litigation expenses in defending this litigation.

On March 21, 2003, we, all of the current members of our Board of Directors, and two former officers, were named as defendants in a shareholder derivative lawsuit entitled Lifshitz v. Cannon et al., Case No. CV815693, filed in the Santa Clara County, California Superior Court. The plaintiff alleges that he should be permitted to pursue litigation, purportedly for the benefit of the Company, against the individual director and officer defendants for alleged mismanagement and waste of corporate assets during the period from May 2001 to the present, purported breaches of fiduciary duty, “constructive fraud,” “abuse of control,” and alleged violations of the California Corporations Code by certain of the individual defendants who sold some of their Solectron stockholdings during the period from September 2001 through September 2002. On May 19, 2003, Solectron and the individual defendants moved to dismiss the Lifshitz complaint. In the meantime, two substantively identical derivative lawsuits, entitled Schactner v. Cannon, et al., Case No. CV817112, and Nims v. Cannon, et al., Case No. CV817158, were filed in the same Court on May 14 and May 15, respectively. Counsel for the plaintiffs in all three suits subsequently advised the Court that they would be filing a Consolidated Amended Complaint, and accordingly, defendants’ motion to dismiss was taken off calendar pending the filing of the Consolidated Amended Complaint combining the three lawsuits. On June 27, 2003, the plaintiffs served their Consolidated Amended Complaint now alleging that “since January of 1999” all of the current members of Solectron’s Board of Directors, as well as four former officers and directors, purportedly breached their fiduciary duties and participated in or permitted “constructive fraud,” “unjust enrichment,” and alleged violations of the California Corporations Code. The consolidated complaint alleged an unspecified amount of compensatory and punitive damages, and sought the relinquishment of all profits realized by those individual defendants who sold Solectron stock during the relevant period, together with statutory penalties under California Corporations Code section 25402, which plaintiff alleged to be applicable to those sales of Solectron stock. We moved to dismiss the Consolidated Amended Complaint because we do not believe plaintiffs have adequately alleged a basis for plaintiffs to appropriate for themselves the duties of our Board of Directors under applicable Delaware law, and we believe the consolidated complaint contains various factual errors and legal deficiencies. On October 7, 2003, the California Superior Court granted our motion to dismiss, but granted the plaintiffs an opportunity to try to cure the deficiencies in their Consolidated Amended Complaint through a further amended complaint. We anticipate that the plaintiffs will file a further amended complaint within the next 90 days, after which we expect to seek dismissal of that complaint because we do not believe the plaintiffs can show a sufficient basis to allow them to appropriate for themselves the duties of our Board of Directors under applicable Delaware law. We may be forced to incur substantial litigation expenses in defending this litigation.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

EXECUTIVE OFFICERS OF SOLECTRON

Our executive officers and their ages as of November 14, 2003 are as follows:

Name	Age	Position

Michael R. Cannon	51	President and Chief Executive Officer
David Everett	60	Executive Vice President, Sales and Account Management
Perry Hayes	50	Vice President, Treasurer and Investor Relations
Warren J. Ligan	50	Vice President and Corporate Controller
Craig London	57	Executive Vice President, Strategy and Marketing
Kevin O’Connor	45	Senior Vice President, Human Resources
Marc Onetto	53	Executive Vice President, Operations
Kiran Patel	55	Executive Vice President and Chief Financial Officer

Mr. Cannon joined Solectron in January 2003 as president and CEO and as a director on the company board of directors and has more than 25 years of manufacturing and technology experience. Prior to joining Solectron, Mr. Cannon was president, CEO and a director of Maxtor Corporation, a leading global provider of hard-disk drives and storage systems. Previously, Mr. Cannon was with IBM’s Personal Storage Systems Division, where he held several senior leadership positions, including vice president of the Systems Storage business, vice president of product design and vice president of worldwide operations. Prior to IBM, Mr. Cannon worked at several companies in the disk-drive industry, including Control Data Corporation’s Imprimis Technology spin-off. Mr. Cannon began his career at The Boeing Company, where he held engineering and management positions in the Manufacturing Research and Development Group. Mr. Cannon studied mechanical engineering at Michigan State University and completed the Advanced Management Program at Harvard Business School.

Mr. Everett has more than 20 years of sales and sales management experience in high-tech businesses. As executive vice president, sales and account management, Mr. Everett is responsible for generating revenues; forging strong long-term customer relationships; developing major accounts; building high-performance sales teams and sales skills development programs; and creating a dynamic sales infrastructure. Prior to joining Solectron in 2003, Mr. Everett was senior vice president and general manager of the Platform Enabling Division of Phoenix Technologies, a publicly traded provider of device-enabling and management software products for personal computers and other digital products. In 1998 and 1999, he was president and chief executive officer of Dynamic Pictures, a California-based start-up workstation graphics company acquired by 3-D Labs. In 1993 and 1994, Mr. Everett was executive vice president of sales and marketing for SyQuest Technology, and from 1984 to 1993 he was senior vice president, sales and corporate marketing, at Wyse Technology. Mr. Everett earned a bachelor’s degree in business administration from Michigan State University and attended the MBA program at Wayne State (Mich.) University.

Mr. Hayes joined Solectron in 1999 with extensive financial and management experience in the technology and banking industries. As vice president, treasurer and investor relations, Mr. Hayes is responsible for financing and capital market activities, as well as corporate liquidity and risk management. He also manages Solectron’s interaction with investors, institutional shareholders, financial analysts and credit rating agencies. Prior to Solectron, Mr. Hayes held senior treasury positions with Dell Computer and AirTouch Communications, Inc. He also has more than 10 years of international finance and banking experience as a vice president with Bank of America, working out of the company’s San Francisco, London and New York locations. Mr. Hayes holds a master’s degree in international business from the University of South Carolina.

Mr. Ligan joined Solectron in 2000 with more than 20 years of extensive financial and management experience. As vice president and corporate controller, Mr. Ligan is responsible for corporate accounting; tax; external reporting; financial planning and analysis; and the company’s financial shared services. Prior to this role, Mr. Ligan served as vice president, global taxation, managing Solectron’s global tax position. Mr. Ligan came to Solectron from Chiquita Brands International, where as senior vice president and chief financial officer he oversaw all corporate financial functions, as well as purchasing and IT. Prior to becoming the company’s chief financial officer, Mr. Ligan served as vice president of taxation. Before Chiquita, Mr. Ligan has held a variety of financial and tax management positions with the Monsanto Company and its subsidiary G. D. Searle & Co., The Upjohn Company, Coopers & Lybrand, and Football News Co. He began his career in the corporate accounting department of Chrysler Corporation. Mr. Ligan holds a bachelor’s degree in business administration from the Walsh College of Accountancy & Business Administration, and a law degree from the Detroit College of Law. He also holds a master of law degree in taxation from DePaul University.

Mr. London joined Solectron in 2002 with nearly 30 years of sales, marketing and engineering management experience in the electronics industry. As executive vice president, strategy and marketing, Mr. London is responsible for strategic planning and market development, as well as integrating and building the company’s design capabilities worldwide. Previously, Mr. London was executive vice president and president of Solectron’s Technology Solutions business unit. Mr. London came to Solectron from Safeguard Scientifics, Inc., a diversified information technology company that identifies, develops and operates emerging technologies, where he served as an executive officer and managing director, technology products. Previously, he was president and chief executive officer of Diva Communications, Inc., a wireless communications equipment manufacturer. Mr. London also held various executive management positions including sales, service and operations in the United States and Asia during eight years with Nortel Networks. His experience also includes various management positions at Rockwell International Telecommunications, Electronic Systems Associates, Pacific Telephone and AT&T. Mr. London holds a master’s degree in business administration from Pepperdine University and a bachelor’s degree in physics from the University of California, Berkeley.

Mr. O’Connor has more than 20 years of experience in human resources. As senior vice president, human resources, he is responsible for Solectron’s corporate human resources program and infrastructure to support the needs of the corporation. Before joining Solectron in October 2002, Mr. O’Connor served as senior vice president, global human resources for Axcelis Technologies. Prior to Axcelis, Mr. O’Connor served as vice president, global human resources for Iomega Corporation. Before Iomega, he held a variety of senior human resources roles for Dell Computer, Frito-Lay (a division of PepsiCo) and Sperry Flight Systems. Mr. O’Connor holds a degree in management with an emphasis in industrial relations from Arizona State University.

Mr. Onetto has nearly 30 years of experience in supply-chain and operational management, as well as finance and information systems. As executive vice president, operations, Mr. Onetto is responsible for manufacturing, materials management, quality, new product introduction, information technology, logistics and repair operations. Mr. Onetto joined Solectron after a 15-year career with GE. Most recently, he was vice president of GE’s European operations. From 1992 through 2002, he held several senior leadership positions involving global supply chain, global quality/six sigma, global process reengineering and chief information officer in GE’s Medical Systems business. Prior to GE, Mr. Onetto spent 12 years with Exxon Corporation, serving in supply-operations, information systems and finance. Mr. Onetto holds a B.A. in economics from the University of Lyon, France, an M.S. in engineering from Ecole Centrale de Lyon and a master’s degree in industrial administration from Carnegie Mellon University, Pittsburgh.

Mr. Patel joined Solectron in 2001, and has extensive financial and senior management experience. As executive vice president and chief financial officer, Mr. Patel leads Solectron’s finance, legal, investor relations and business development activities. Mr. Patel came to Solectron after an extensive career with Cummins Inc. In his 27 years at Cummins, he served in a broad range of finance positions at the operating unit and corporate level. In 1996, he became vice president and chief financial officer of the company and was promoted to executive vice president in 1999. In 2000, Mr. Patel was the chief financial officer of iMotors, an Internet-based value-added retailer of used cars. Mr. Patel holds a master’s degree in business administration from the University of Tennessee, a bachelor’s degree in electrical engineering, and is a certified public accountant.

There is no family relationship among any of the executive officers.

PART II

ITEM 5: MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Common Stock Information

The following table sets forth the quarterly high and low per share sales prices of our common stock for the fiscal periods, as quoted on the New York Stock Exchange under the symbol “SLR.”

	High	Low

Fiscal 2003
Fourth quarter	$6.05	$3.20
Third quarter	4.10	2.84
Second quarter	5.14	2.80
First quarter	4.86	1.39

Fiscal 2002
Fourth quarter	$8.11	$2.56
Third quarter	10.68	6.99
Second quarter	16.45	8.09
First quarter	15.50	9.91

We have not paid any cash dividends since inception and do not intend to pay any cash dividends in the foreseeable future. Additionally, the covenants to our financing agreements prohibit the payment of cash dividends. As of October 31, 2003, there were 8,393 stockholders of record based on data obtained from our transfer agent.

ITEM 6: SELECTED FINANCIAL DATA

The following selected historical financial information of Solectron has been derived from the historical consolidated financial statements and should be read in conjunction with the consolidated financial statements and the notes included therein. For further discussion of factors that could affect comparability of these financial statements, see the notes following the information.

Five-Year Selected Financial Highlights
(in millions, except per-share data)

Consolidated Statements of Operations Data:	Years Ended August 31

	2003	2002	2001	2000	1999

Net Sales	$11,014.0	$11,571.2	$18,569.0	$14,137.5	$9,669.2
Operating income (loss)	(2,399.1)	(3,555.2)	(114.1)	704.2	516.1
Income (loss) from continuing operations	(2,523.9)	(3,621.1)	(110.2)	739.5	514.5
Cumulative effect of change in accounting principle	—	—	—	(3.5)	—
Income (loss) from discontinued operations, net of tax	(357.1)	27.9	(47.5)	—	—

Net income (loss)	$(3,462.0)	$(3,110.2)	$(123.5)	$497.2	$350.3
Basic net income (loss) per share:
Continuing operations	$(3.75)	$(4.02)	$(0.12)	$0.84	$0.65
Cumulative effect of change in accounting principle	—	—	—	(0.01)	—
Discontinued operations	(0.43)	0.04	(0.07)	—	—

	$(4.18)	$(3.98)	$(0.19)	$0.83	$0.65

Diluted net income (loss) per share:
Continuing operations	$(3.75)	$(4.02)	$(0.12)	$0.80	$0.61
Cumulative effect of change in accounting principle	—	—	—	—	—
Discontinued operations	(0.43)	0.04	(0.07)	—	—

	$(4.18)	$(3.98)	$(0.19)	$0.80	$0.61

Consolidated Balance Sheet Data*	August 31

	2003	2002	2001	2000	1999

Working capital	$1,718.9	$3,654.8	$6,014.8	$5,411.4	$3,162.7
Total assets	6,529.5	11,014.0	13,079.9	10,375.6	5,420.5
Long-term debt	1,824.4	3,183.9	5,027.5	3,319.5	922.7
Stockholders’ equity	1,422.0	4,772.7	5,150.7	3,802.1	3,166.9

*Continuing and discontinued operations

Consolidated statements of operations financial data for fiscal years 2002 and 2001 differ from those previously reported due to the classification of certain operations as discontinued in fiscal 2003.

In accordance with Statement of Financial Accounting Standards (SFAS) No. 141, “Business Combinations,” Solectron is accounting for all business combinations initiated or completed after June 30, 2001 using the purchase method of accounting. Solectron adopted the remaining provisions of SFAS No. 141 and SFAS No. 142, “Goodwill and Other Intangible Assets” effective September 1, 2001 resulting in the cessation of goodwill amortization. These accounting changes are discussed in Note 1, “Summary of Significant Accounting Policies,” and Note 17, “Goodwill and Other Intangible Assets,” to the consolidated financial statements. In addition, business combinations are discussed and related pro forma disclosures are provided in Note 15, “Business Combinations,” to the consolidated financial statements.

Beginning in fiscal 2003, Solectron classified certain expense items differently than in prior periods. Solectron has revised previously reported financial information to conform the expense classifications to the current presentation. None of these reclassifications had any impact on net loss or net loss per share for the periods presented. These reclassifications were:

1.	In fiscal 2003, Solectron began reporting other income and expense items as a separate line item rather than including such items in selling, general and administrative expenses. Accordingly, Solectron reclassified other income of $30.5 million from selling, general and administrative expenses to other income-net and $75.7 million of gains on retirement of debt from a separate non-operating line item to other income-net in fiscal 2002. In fiscal 2001, Solectron also reclassified other income of $61.1 million from selling, general and administrative expenses to other income-net.

2.	In fiscal 2003, Solectron classified certain items in cost of sales that in previous periods were included in selling, general and administrative expenses. Accordingly, Solectron reclassified $23.2 million and $52.1 million from selling, general and administrative expenses to cost of sales in fiscal 2002 and 2001, respectively.

ITEM 7: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Regarding Forward-Looking Statements

With the exception of historical facts, the statements contained in this annual report are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are subject to the safe harbor provisions set forth in the Exchange Act. These forward-looking statements relate to matters including, but not limited to:

•	future sales and operating results;

•	future prospects and growth;

•	the capabilities and capacities of our business operations;

•	any financial or other guidance;

•	our shift from business units to a functionally aligned organizational structure;

•	our business strategy and our ability to execute on such strategy;

•	our ability to successfully divest certain operations;

•	the anticipated financial impact of recent and future acquisitions and divestitures;

•	the timing and amount of our planned restructuring activities and related estimated cost savings;

•	the expansion of our low-cost manufacturing capacity and redirection of our manufacturing operations to lower-cost facilities;

•	our ability to weather the current economic downturn with a sustainable long-term cost structure to support improved operating efficiency and margins;

•	the anticipated production levels and revenues of manufacturing and supply agreements with customers;

•	the potential impact of, and our strategies for addressing, our current litigation and environmental liability exposure; and

•	various other forward-looking statements contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

We intend that our forward-looking statements be subject to the safe harbors created by the Exchange Act. The forward-looking statements are generally accompanied by words such as “intend,” “anticipate,” “believe,” “estimate,” “expect” and other similar words and statements. Our forward-looking statements are based on current expectations, forecasts and assumptions and are subject to risks, uncertainties and changes in condition, significance, value and effect, including those discussed under the heading “Risk Factors” in this report and in our reports filed with the Securities and Exchange Commission on Forms 10-K, 8-K, 10-Q, S-3, S-4 and S-8. Such risks, uncertainties and changes in condition, significance, value and effect could cause our actual results to differ materially from our anticipated outcomes. Although we believe that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate. Therefore, we can give no assurance that the results implied by these forward-looking statements will be realized. The inclusion of forward-looking information should not be regarded as a representation by our company or any other person that the future events, plans or expectations contemplated by Solectron will be achieved. Furthermore, past performance in operations and share price is not necessarily indicative of future performance. We disclaim any intention or obligation to update or revise any forward-looking statements contained in the documents incorporated by reference herein, whether as a result of new information, future events or otherwise.

Critical Accounting Policies

Management is required to make judgments, assumptions and estimates that affect the amounts reported when we prepare financial statements and related disclosures in conformity with generally accepted accounting principles in the United States. Note 1, “Summary of Significant Accounting Policies,” to the consolidated financial statements describes the significant accounting policies and methods used in the preparation of our consolidated financial statements. Estimates are used for, but not limited to, our accounting for contingencies, allowance for doubtful accounts, inventory valuation, goodwill and other intangible asset impairments, restructuring costs, and income taxes. Actual results could differ from these estimates. The following critical accounting policies are impacted significantly by judgments, assumptions and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition

Our net sales are primarily derived from product manufacturing including, but not limited to, PCBA, sub-system and system assembly and manufacturing of memory products and embedded systems. We also offer services consisting of repair, warranty and end-customer technical support services. Revenue from manufacturing services and product sales is generally recognized upon shipment of the manufactured product. Revenue from other services is recognized as the services are performed.

Loss Contingencies

We are subject to the possibility of various loss contingencies arising in the ordinary course of business. We consider the likelihood and our ability to reasonably estimate the amount of loss in determining the necessity for, and amount of any loss contingencies. Estimated loss contingencies are accrued when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. We regularly evaluate information available to us to determine whether any such accruals should be adjusted.

Inventory Valuation

Our inventories are stated at the lower of weighted average cost or market. Our industry is characterized by rapid technological change, short-term customer commitments and rapid changes in demand, as well as any other lower of cost or market considerations. We make provisions for estimated excess and obsolete inventory based on our regular reviews of inventory quantities on hand and the latest forecasts of product demand and production requirements from our customers. Our provisions for excess and obsolete inventory are also impacted by our contractual arrangements with our customers including our ability or inability to re-sell such inventory to them. If actual market conditions or our customers’ product demands are less favorable than those projected or if our customers are unwilling or unable to comply with any contractual arrangements related to excess and obsolete inventory, additional provisions may be required.

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

Goodwill

We perform goodwill impairment tests annually during the fourth quarter of our fiscal year and more frequently if an event or circumstance indicates that an impairment loss has occurred. Such events or circumstances may include significant adverse changes in the general business climate or a prolonged depressed market capitalization, among others. We perform the impairment tests at the reporting unit level, which we have determined to be consistent with our business units except for Technology Solutions and Global Services, which were disaggregated further into two reporting units each, resulting in a total of six reporting units. The tests are performed by determining the fair values of our reporting units using a discounted future cash flow model and comparing those fair values to the carrying values of the reporting units, including goodwill. If the fair value of a reporting unit is less than its carrying value, we then allocate the fair value of the unit to all the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit’s fair value was the purchase price to acquire the reporting unit. The excess of the fair value of the reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of the goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The process of evaluating the potential impairment of goodwill is subjective and requires judgment at many points during the test including future revenue forecasts, discount rates and various reporting unit allocations.

Other Intangible Assets

Our intangible assets consist primarily of supply agreements and intellectual property obtained from asset acquisitions. Intangible assets are evaluated for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. Such an asset is considered impaired if the carrying amount of the asset grouping including the intangible asset exceeds the sum of the undiscounted cash flows expected to result from the use and ultimate disposition of the assets. If such assets are considered to be impaired, the impairment to be recognized is the amount by which the carrying amount of the assets exceeds fair value determined using a discounted cash flow model. While our cash flow assumptions and estimated useful lives are consistent with our business plans, there is significant judgment involved in determining these cash flows.

Restructuring and Related Impairment Costs

We have recorded restructuring and impairment costs as we continue to rationalize our operations in light of customer demand declines and the current economic downturn. These restructuring and impairment charges include employee severance and benefit costs, costs related to leased facilities that will be abandoned and subleased, owned facilities no longer used by us which will be disposed of, costs related to leased equipment that has been or will be abandoned, and impairment of owned equipment that will be disposed of. For owned facilities and equipment, the impairment loss recognized was based on the fair value less costs to sell, with fair value estimated based on existing market prices for similar assets. Severance and benefit costs and other costs associated with restructuring activities initiated prior to January 1, 2003 were recorded in compliance with Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity.” Severance and benefit costs associated with restructuring activities initiated on or after January 1, 2003 are recorded in accordance with SFAS No. 112, “Employer’s Accounting for Postemployment Benefits,” as we concluded that we had a substantive severance plan. For leased facilities that will be abandoned and subleased, the estimated lease loss accrued represents future lease payments subsequent to abandonment less any estimated sublease income. In order to estimate future sublease income, we work with an independent broker to estimate the length of time until we can sublease a facility and the amount of rent we can expect to receive. As of August 31, 2003, the majority of our facilities we plan to sublease have not been subleased and, accordingly, our estimates of expected sublease income could change based on factors that affect our ability to sublease those facilities such as general economic conditions and the real estate market, among others.

Income Taxes

We currently have significant deferred tax assets in certain jurisdictions resulting from tax credit carryforwards, net operating losses and other deductible temporary differences, which will reduce taxable income in such jurisdictions in future periods. We established a full valuation allowance for most of our remaining deferred tax assets and recognized a $721 million charge during the third quarter of fiscal 2003. In previous reporting periods, we had provided valuation allowances for future tax benefits resulting from foreign net operating loss carryforwards and for certain other U.S. and foreign deductible temporary differences where we believed future realizability was in doubt. We had believed it was more likely than not that the remaining net deferred tax assets would be realized principally based upon forecasted taxable income, generally within the twenty-year net operating loss carryforward periods. SFAS No. 109 requires a valuation allowance be established when it is “more likely than not” that all or a portion of deferred tax assets will not be realized, and further provides that it is difficult to conclude that a valuation allowance is not needed when there is negative evidence in the form of cumulative losses in recent years. Therefore, cumulative losses weigh heavily in the overall assessment. We identified several significant developments, which we considered in determining the need for nearly a full valuation allowance recorded in the third quarter of fiscal 2003, including the continuing market conditions, the absence of material growth in quarterly revenue levels, the necessity for further cost reduction actions to attain profitability, and the resulting inability to accurately predict sustainable profit levels in the countries in which the deferred tax assets arose sufficient to establish, to the requisite level of certainty, that we would be able to utilize those deferred tax assets. As a result of our assessment, we increased our total valuation allowance on deferred tax assets arising from continuing operations to approximately $1.4 billion at August 31, 2003. We expect to record a full valuation allowance on future tax benefits until we reach a sustained level of profitability in the countries in which deferred tax assets arise.

RESULTS OF OPERATIONS FOR FISCAL YEARS 2003, 2002 AND 2001 – CONTINUING OPERATIONS

The following table summarizes certain items in the consolidated statements of operations as a percentage of net sales. The financial information and the discussion below should be read in conjunction with the accompanying consolidated financial statements and notes thereto. The discussion following the table is provided separately for continuing and discontinued operations. In fiscal 2003, certain operations we plan to divest were classified as discontinued operations. Accordingly, our consolidated statements of operations include these results in discontinued operations for all periods presented. Information related to the discontinued operations results is provided separately following the continuing operations discussion. In addition, we expect that certain operations which are presently included in the following discussion of continuing operations will, as a result of further divestment activity during the course of fiscal 2004, qualify for classification as discontinued operations prior to the end of fiscal 2004.

	Years Ended August 31

	2003	2002	2001

Net sales	100.0%	100.0%	100.0%
Cost of sales	94.7	95.2	92.3

Gross profit	5.3	4.8	7.7
Operating expenses:
Selling, general and administrative	5.8	6.4	4.3
Research and development	0.6	0.5	0.4
Restructuring and impairment costs	5.8	7.0	2.8
Goodwill impairment	14.9	21.6	—
Acquisition costs	—	—	0.1
Goodwill amorization expense	—	—	0.7

Operating loss	(21.8)	(30.7)	(0.6)
Interest income	0.3	0.6	0.6
Interest expense	(1.9)	(2.1)	(0.9)
Other income-net	0.5	0.9	0.3

Operating loss from continuing operations before income taxes	(22.9)	(31.3)	(0.6)
Income tax expense (benefit)	5.3	(4.2)	(0.2)

Net loss from continuing operations	(28.2)%	(27.1)%	(0.4)%
Discontinued operations:
Income (loss) from discontinued operations	(2.6)	0.4	(0.3)
Income tax expense	0.6	0.2	—

Net loss	(31.4)%	(26.9)%	(0.7)%

NET SALES – CONTINUING OPERATIONS

For the year ended August 31, 2003, net sales declined to $11.0 billion, a decrease of 4.8% from fiscal 2002. Net sales of $11.6 billion in fiscal 2002 were 37.7% lower than fiscal 2001. These sales declines were primarily attributable to continued weakness in customer demand, particularly in our telecommunications and networking segments, resulting from the worldwide economic slowdown that significantly impacted the electronics industry. The decreases were partially offset by revenues from our acquisitions completed in fiscal 2002, including C-MAC Industries, Inc.

We were organized into four business units including Global Operations, Technology Solutions, Global Services and MicroSystems. Our largest business unit, Global Operations, provided 79.7%, 86.9% and 91.8% of net sales, respectively, for fiscal 2003, 2002 and 2001. Technology Solutions contributed 12.1%, 7.0% and 6.5% of net sales, respectively, for fiscal 2003, 2002 and 2001. Global Services contributed 6.0%, 4.5% and 1.7% of net sales, respectively, in fiscal 2003, 2002 and 2001. MicroSystems contributed 2.2% and 1.6% of net sales during fiscal 2003 and 2002, respectively, and did not exist in fiscal 2001.

Global Operations

Net sales were $8.8 billion, $10.1 billion and $17.1 billion in fiscal years 2003, 2002 and 2001, respectively. The decrease in fiscal 2003 of 12.7% from fiscal 2002 primarily resulted from weakness in end markets for networking, communications, PC/notebooks, and a customer’s decision to move production of a gaming console back in-house. The weaknesses in these areas were partially offset by strength in our high-end computing, semiconductor, test and consumer products in addition to our business and asset acquisitions during the past year. The decrease in 2002 of 41.0% from fiscal 2001 was due to continued weakness in customer demand, particularly in our telecommunications and networking sectors.

Technology Solutions

Net sales were $1.3 billion, $809.1 million and $1.2 billion in fiscal years 2003, 2002 and 2001, respectively. The increase in fiscal 2003 of 65.0% from fiscal 2002 was primarily due to increased demand for memory products and embedded computer systems resulting in business wins from new and existing customers. The decrease in 2002 of 32.6% from fiscal 2001 was principally due to sluggish demand and declines in average selling prices of memory components.

Global Services

Net sales were $657.1 million, $521.7 million and $309.6 million in fiscal years 2003, 2002 and 2001, respectively. Net sales increased 26.0% in fiscal 2003 compared to fiscal 2002. The increase primarily resulted from our acquisitions of Magnetic Data Technologies in June 2002 and IBM’s global asset recovery operations in the second quarter of fiscal 2003. The increase of 68.5% in net sales in fiscal 2002 compared to fiscal 2001 was primarily due to acquisition of Artesyn Solutions, Inc. and higher demand by customers for after-sales support service provided by this business unit.

MicroSystems

Net sales were $238.2 million and $184.1 million in fiscal 2003 and 2002, respectively. The increase of 29.4% in fiscal 2003 over fiscal 2002 was primarily due to the acquisition of C-MAC in the second quarter of fiscal 2002 which contributed only three quarters’ results in fiscal 2002.

International Sales

International locations contributed 64% of consolidated net sales in fiscal 2003, compared with 66% in fiscal 2002 and 53% in fiscal 2001. The increase since fiscal 2001 has primarily been due to project transfers from sites in the United States to lower cost regions. As a result of our international sales and facilities, our operations are subject to the risks of doing business abroad. See “Risk Factors” for additional factors relating to possible fluctuations of our international operating results. While these dynamics have not materially harmed our results of operations, we cannot assure that there will not be such an impact in the future.

Major Customers

Net sales to major customers as a percentage of consolidated net sales were as follows:

	Years Ended August 31

	2003	2002	2001

Hewlett-Packard	12.3%	11.0%	10.6%
Nortel Networks	11.5%	14.5%	11.9%
Cisco Systems	11.4%	11.6%	11.5%
Ericsson	*	*	13.7%

*less than 10%

Our top ten customers accounted for 61% of net sales in fiscal 2003, 68% of net sales in fiscal 2002 and 72% of net sales in fiscal 2001. We are dependent upon continued revenues from Nortel Networks, Cisco Systems and Hewlett-Packard as well as our other large customers. We cannot guarantee that these or any other customers will not increase or decrease as a percentage of consolidated net sales either individually or as a group. Consequently, any material decrease in sales to these or other customers could materially harm our results of operations.

We believe that our ability to grow depends on increasing sales to existing customers for their current and future product generations and on successfully attracting new customers. Customer contracts can be canceled and volume levels can be changed or delayed. The timely replacement of delayed, canceled or reduced orders with new business cannot be ensured. In addition, we cannot assure that any of our current customers will continue to utilize our services, and if they were to cease using our services, our results of operations might be materially adversely affected.

GROSS PROFIT – CONTINUING OPERATIONS

Our gross margin percentages were 5.3%, 4.8% and 7.7% for fiscal 2003, 2002 and 2001, respectively. The increase in gross margin percentage from 4.8% in fiscal 2002 to 5.3% in fiscal 2003 was primarily due to project transfers from sites in the United States to lower cost regions. This increase from fiscal 2002 was partially offset by inventory charges related to excess and obsolete inventory in Global Operations. The decrease in gross margin percentage from 7.7% in fiscal 2001 to 4.8% in fiscal 2002 was primarily due to inefficiencies associated with reduced demand and inventory charges related to excess and obsolete inventory in Global Operations and Technology Solutions.

During the second quarter of fiscal 2003, we recorded a charge of approximately $76 million related to excess and obsolete inventory in our Global Operations business unit, which was taken due to the continued depressed condition of the telecommunications market. During the fourth quarter of fiscal 2002, we recorded a charge of approximately $97 million to reduce the carrying value of excess and obsolete inventory. This charge was related to excess and obsolete inventory identified in product-oriented Technology Solutions and Global Operations.

For Global Operations, we anticipate a larger percentage of our sales may be derived from systems-build projects that generally yield lower profit margins than PCBA. We expect most of our Technology Solutions sales may continue to be derived from turn-key projects, which typically yield lower profit margins than consignment projects. In addition, factors affecting Technology Solutions’ profit margins include the sales mix of specialty memory modules, standard memory modules, communication card products and embedded computer systems, as well as changes in average memory densities used in memory products.

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

In addition, we have experienced component shortages in the past. While the component availability fluctuates from time to time and is subject to lead time and other constraints, this could possibly have a negative impact on our sales and gross margins in the foreseeable future. Therefore, we cannot assure that our gross margin will not fluctuate in future periods.

Sales of inventory previously written down or written off have not been significant and have not had any material impact on our gross margins to date.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES – CONTINUING OPERATIONS

In absolute dollars, our selling, general and administrative (SG&A) expenses decreased $113.4 million in fiscal 2003 compared to fiscal 2002 and decreased $54.1 million in fiscal 2002 compared to fiscal 2001.

As a percentage of net sales, SG&A expenses were 5.8% in fiscal 2003, 6.4% in fiscal 2002 and 4.3% in fiscal 2001. The decrease as a percentage of net sales in fiscal 2003 as compared to fiscal 2002 was due to headcount and other SG&A expense reductions resulting from our continued restructuring and cost containment activities, partially offset by higher SG&A expenses resulting from our fiscal 2002 acquisitions, including C-MAC. The increase as a percentage of net sales in fiscal 2002 as compared to fiscal 2001 resulted from a large reduction in net sales and the benefits from our restructuring activities lagging behind the sales decline.

RESEARCH AND DEVELOPMENT EXPENSES – CONTINUING OPERATIONS

With the exception of Technology Solutions, our research and development (R&D) activities have been primarily developing prototype and engineering design capabilities, developing common tools for electrical, mechanical design, standardizing a single functional test platform, developing methods for handling, processing and re-flow of high I/O ball grid array, high reliability environmental stress technology and the implementation of environmentally friendly assembly processes such as lead free and no-clean. Technology Solutions’ R&D efforts are concentrated on new product development and improvement of product designs through improvements in functionality and the use of microprocessors in embedded applications.

In absolute dollars, R&D expenses have remained relatively consistent and were $69.1 million, $59.7 million and $65.9 million in fiscal 2003, 2002 and 2001, respectively. As a percentage of net sales, R&D expense was 0.6%, 0.5% and 0.4% of net sales for fiscal 2003, 2002 and 2001, respectively.

RESTRUCTURING AND IMPAIRMENT COSTS – CONTINUING OPERATIONS

Beginning in the second quarter of fiscal 2001, we began a series of restructuring initiatives in light of the current economic downturn. The measures, which included reducing the workforce, consolidating facilities and changing the strategic focus of a number of sites, have been intended to align our capacity and infrastructure to anticipated customer demand, transition our operations to lower cost regions, and rationalize our footprint worldwide. In furtherance of the implementation of the restructuring plan, we expect to incur restructuring-related charges in the range of an aggregate of $50 million to $75 million over the next few quarters, although no certainty can be attributed to this amount or the timing of its recognition. We continue to evaluate our cost structure relative to our revenue levels and may take additional restructuring charges in the future. If we incur additional restructuring-related charges, our financial condition and results of operations may suffer.

Total restructuring and impairment costs of $469.6 million, $615.9 million and $517.3 million (excluding goodwill and intangible impairments) were charged against earnings during fiscal 2003, 2002 and 2001, respectively.

To date, we estimate that we have reduced our annual operating expenses by approximately $1 billion. These reductions relate primarily to reduced headcount, reduced expenses related to leased equipment and facilities and reduced depreciation. We expect our previously announced restructuring activities to be completed by the second half of fiscal 2004. Upon completion of our current planned restructuring activities, we estimate our annual operating expenses will have been reduced by approximately $1.3 billion from earlier levels.

See Note 16, “Restructuring,” to the consolidated financial statements for further discussion of our restructuring since initiation of the activities in fiscal 2001.

GOODWILL IMPAIRMENT – CONTINUING OPERATIONS

Goodwill impairment was approximately $1.6 billion and $2.5 billion for fiscal 2003 and 2002, respectively, as a result of our goodwill impairment tests. There was no goodwill impairment in fiscal 2001. See Note 17, “Goodwill and Other Intangible Assets,” to the consolidated financial statements for further discussion.

ACQUISITION COSTS – CONTINUING OPERATIONS

During fiscal 2001, we recorded $23.9 million in acquisition and integration costs, which were primarily related to the NEL acquisition and were not includable in the purchase price. There were no acquisition costs in fiscal 2003 and 2002.

GOODWILL AMORTIZATION EXPENSE – CONTINUING OPERATIONS

We adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” effective September 1, 2001, and discontinued amortization of goodwill beginning in fiscal 2002. The goodwill amortization expense of $139.9 million in fiscal 2001 primarily resulted from the Natsteel Electronics LTD. (NEL) acquisition. During the second quarter of fiscal 2001, we purchased all of the outstanding issued share capital and convertible bonds of NEL for approximately $2.3 billion and $122.4 million, respectively. The NEL acquisition was accounted for under the purchase accounting method and, as a result, we recorded approximately $2 billion of goodwill that was amortized over ten years prior to our adoption of the new standard in fiscal 2002.

INTEREST INCOME – CONTINUING OPERATIONS

Interest income was $31.2 million in fiscal 2003 compared to $69.3 million in fiscal 2002 and $116.9 million in fiscal 2001. The interest income decreases are due to yearly reductions in average cash, cash equivalent and short-term investment balances and average interest rates.

INTEREST EXPENSE – CONTINUING OPERATIONS

Interest expense was $210.3 million in fiscal 2003 compared to $241.6 million in fiscal 2002 and $175.6 million in fiscal 2001. The interest expense decrease in fiscal 2003 was primarily due to the retirement of approximately $7.0 billion aggregate principal amount at maturity of our Liquid Yield Option™ Notes (LYONs) during the past two fiscal years. This decrease was partially offset by the issuance in fiscal 2002 of our 7.25% Adjustable Conversion-Rate Equity Security units (ACES) and 9.625% Senior Notes due 2009 in the second quarter of fiscal 2002 for gross proceeds of approximately $1.6 billion that bear interest at higher rates than the LYONs. The interest expense increase in fiscal 2002 primarily resulted from our issuance of the ACES and the Senior Notes, which were used to repay lower interest LYONs.

™ Trademark of Merrill Lynch & Co., Inc.

OTHER INCOME – NET – CONTINUING OPERATIONS

Other income for fiscal 2003 was $54.3 million, compared to $106.4 million in fiscal 2002 and $62.6 million in fiscal 2001. Other income – net primarily consists of gains on retirement of our LYONs. The following table provides the details of the retirement of our 4.0% LYONs due 2019, 2.75% LYONs due 2020 and our 3.25% LYONs due 2020 in each period presented in the accompanying consolidated financial statements (in millions):

	Years Ended August 31

	2003	2002	2001

Principal amount at maturity	$1,771.1	$5,170.2	$—

Carrying value	$1,047.8	$2,911.0	$—
Cash paid and payable	1,008.4	2,835.3	—

Gain included in other income-net	$39.4	$75.7	$—

The remaining components of other income-net fluctuate primarily due to foreign currency gains and losses and other miscellaneous income and expense items.

See “Basis of Presentation” and “Recent Accounting Pronouncements,” of Note 1, “Summary of Significant Accounting Policies,” to the consolidated financial statements, for further discussion of other income-net.

INCOME TAXES – CONTINUING OPERATIONS

Our income tax expense was $581.0 million in fiscal 2003. We recorded income tax benefits of $483.0 million in fiscal 2002 and $34.2 million in fiscal 2001 arising from the losses incurred in those periods. Management’s decision to provide a valuation allowance on certain deferred tax assets resulted in the tax expense incurred in fiscal 2003. Our effective income tax benefit rates for continuing operations were approximately 13.3% and 31.0% in fiscal 2002 and 2001, respectively. Our benefit rate in fiscal 2002 was less than the fiscal 2001 rate primarily due to our goodwill impairment, which is mostly nondeductible for tax purposes.

In prior years, the effective income tax rate had been largely a function of the balance between income and losses from domestic and international operations. Our international operations, taken as a whole, have been subject to tax at a lower rate than operations in the United States, primarily due to tax holidays granted to several of our overseas sites in Malaysia, Singapore and China. The Malaysian tax holiday is effective through July 2011, subject to some conditions, including maintaining certain levels of research and development expenditures. The Singapore tax holiday is effective through March 2011, subject to some conditions. Seven of our China sites have separate tax holiday agreements. Each agreement expires five years from the first profitable year for each site.

LIQUIDITY AND CAPITAL RESOURCES – CONTINUING OPERATIONS

Cash and cash equivalents decreased to approximately $1.4 billion at August 31, 2003 from approximately $1.7 billion at August 31, 2002. Our restricted cash, cash equivalents and short-term investments are restricted primarily in connection with the terms of our leasing transactions and under the collateral obligations for our ACES securities, which require an amount equal to the next quarterly interest payment.

The decrease in cash and cash equivalents was primarily a result of the continued retirement of our LYONs. During fiscal 2003, our primary uses of cash included using approximately $1 billion of our available cash towards retirement of our LYONs, which was partially offset by cash inflows, such as cash provided by operating activities of $307 million including income tax refunds received of $200 million and cash provided by investing activities of $358 million.

Accounts receivable decreased to approximately $1.6 billion at August 31, 2003 from approximately $1.7 billion at August 31, 2002, primarily due to a decrease in sales. Inventories decreased to approximately $1.4 billion at August 31, 2003 from approximately $1.8 billion at August 31, 2002, primarily from the sale of excess raw materials inventory back to our customers throughout fiscal 2003 and a $76 million inventory charge related to excess and obsolete inventory in Global Operations during the second quarter of fiscal 2003.

As of August 31, 2003, we had available a $200 million revolving credit facility that expires on February 11, 2004, and a $250 million revolving credit facility that expires on February 14, 2005. Each of our revolving credit facilities is guaranteed by certain of our domestic subsidiaries and secured by the pledge of domestic accounts receivable, inventory and equipment, the pledge of equity interests in certain of our subsidiaries and notes evidencing intercompany debt. Borrowings under the credit facilities bear interest, at our option, at the London Interbank offering rate (LIBOR) plus a margin of 1.75% based on our current senior unsecured debt ratings, or the higher of the Federal Funds Rate plus 1/2 of 1% or Bank of America N.A.’s publicly announced prime rate. As of August 31, 2003, there were no borrowings outstanding under these facilities. We are subject to compliance with certain financial covenants set forth in these facilities including, but not limited to, capital expenditures, consolidated tangible net worth, cash interest coverage, leverage, liquidity, and minimum cash. Prior to the end of the fourth quarter of fiscal 2003, we obtained waivers to the minimum cash interest coverage ratio covenant for the quarter. As a result of these amendments, we were in compliance with all applicable covenants as of August 31, 2003.

On December 18, 2001, Moody’s Investor’s Service and Standard & Poor’s downgraded our senior unsecured debt rating to “Ba1” and “BB+,” respectively, with a negative outlook. On March 22, 2002, Standard and Poor’s downgraded our senior unsecured debt rating to “BB” with a negative outlook. On May 14, 2002, Moody’s Investors Services downgraded our senior unsecured debt rating to “Ba3” with a stable outlook. On March 21, 2003, Standard and Poor’s downgraded our senior unsecured debt rating to “BB-” with a negative outlook. On June 20, 2003, Standard and Poor’s placed our corporate credit and other ratings on Credit Watch with negative implications. On June 20, 2003, Moody’s placed our ratings under review for possible downgrade. These rating downgrades increase our cost of capital should we borrow under our revolving lines of credit, and may make it more expensive for us to raise additional capital in the future. Such capital raising activities may be on terms that may not be acceptable to us or otherwise not available.

In addition, we had $40.5 million in committed and $245.0 million in uncommitted foreign lines of credit and other bank facilities as of August 31, 2003 related to continuing operations. A committed line of credit obligates a lender to loan us amounts under the credit facility as long as we adhere to the terms of the credit agreement. An uncommitted line of credit is extended to us at the sole discretion of a lender. The interest rates range from the bank’s prime lending rate to the bank’s prime rate plus 2.0%. As of August 31, 2003, borrowings and guaranteed amounts were $18.2 million under committed and $51.1 million under uncommitted foreign lines of credit. Borrowings are payable on demand. The weighted-average interest rate was 5.4% for committed and 0.7% for uncommitted foreign lines of credit as of August 31, 2003.

We have purchased in the past and may continue to purchase in the future our remaining LYONs on an opportunistic basis. We repurchased LYONs with approximately $1.8 billion aggregate principal amount at maturity in fiscal 2003 for approximately $1 billion in cash. We repurchased LYONs with approximately $5.2 billion aggregate principal amount at maturity in fiscal 2002 for approximately $2.8 billion in cash. As a result, we have repurchased substantially all of the 2.75% LYONs due 2020 and the 4.0% LYONs due 2019 leaving only a portion of our 3.25% LYONs due 2020 outstanding. Based on the aggregate amount outstanding on August 31, 2003, holders of our 3.25% LYONs due November 2020 will have the option to require us to repurchase their notes on May 20, 2004 in an amount of $587.46 per $1,000 principal amount for a total of approximately $953 million. Our liquidity could be materially adversely affected if we purchase these LYONs with cash. Instead of repurchasing these LYONs with cash, we may elect to offer holders our common stock or a combination of our cash and common stock. At the time of such election, it may be in the best interest of our shareholders to satisfy such obligation in cash. However, we may not have sufficient available cash and we may not be able to finance the required amount on acceptable terms, if at all. As a result, we may be required to satisfy such obligations with our common stock, which would be extremely dilutive at our current stock prices. See “Risk Factors – We Have Significant Debt Leverage and Debt Service Obligations.” Conversely, satisfying these obligations with cash could impair our liquidity.

Our 7.25% subordinated ACES debentures are due November 15, 2006. On or about August 15, 2004, the ACES debentures will be remarketed and if the remarketing is successful, the interest rate will be reset at then current rates as described in the indenture and the proceeds from the remarketing will be used to satisfy the holders’ obligation to purchase our common stock in November 2004. If the debentures are not successfully remarketed, the interest rate will not be reset and we expect to use the pledged debentures to satisfy the holders’ obligation to purchase our common stock in November 2004. In addition, our $500 million aggregate principal amount of 9.625% senior notes is due on February 15, 2009 and our $150 million aggregate principal amount of 7.375% senior notes is due on March 1, 2006.

During fiscal 2002, we restructured our synthetic lease agreements relating to five manufacturing sites. The synthetic leases have expiration dates in 2007. At the end of the lease term, we have an option, subject to certain conditions, to purchase or to cause a third party to purchase the facilities subject to the synthetic leases for the “Termination Value,” which approximates the lessor’s original cost, or we may market the property to a third party at a different price. We are entitled to any proceeds from a sale of the properties to third parties in excess of the Termination Value and liable to the lessor for any shortfall. In connection with the restructuring of these synthetic leases, we provided loans to the lessor equaling approximately 85% of its Termination Value. These loans are repayable solely from the sale of the properties to third parties in the future, are subordinated to the amounts payable to the lessor at the end of the synthetic leases, and may be credited against the Termination Value payable if we purchase the properties. The approximate Termination Values and loan amounts are $124.7 million and $106.0 million, respectively, as of August 31, 2003.

In addition, cash collateral of $18.7 million is pledged for the difference between the Termination Values and the loan amounts. Each synthetic lease agreement contains various affirmative and financial covenants. A default under a lease, including violation of these covenants, may accelerate the termination date of the arrangement. Prior to the end of the fourth quarter of fiscal 2003, we obtained a waiver to the minimum cash interest coverage ratio covenant for the quarter. As a result of the amendment, we were in compliance with all applicable covenants as of August 31, 2003. Monthly lease payments are generally based on the Termination Value and 30-day LIBOR index (1.1% as of August 31, 2003) plus an interest-rate margin, which may vary depending upon our Moody’s Investors’ Services and Standard and Poor’s ratings, and are allocated between the lessor and us based on the proportion of the loan amount to the total Termination Value for each synthetic lease.

We account for these synthetic lease arrangements as operating leases in accordance with SFAS No. 13, “Accounting for Leases,” as amended. Our loans to the lessor are included in other long-term assets in the condensed consolidated balance sheet as of August 31, 2003. If we should determine that it is probable that the expected fair value of the property at the end of the lease term will be less than the Termination Value, any expected loss will be recognized on a straight-line basis over the remaining lease term.

We believe that our current cash, cash equivalents, short-term investments, lines of credit and cash generated from operations will satisfy our expected working capital, capital expenditure, debt service and investment requirements through at least the next 12 months.

The following is a summary of certain obligations and commitments as of August 31, 2003 for continuing operations:

	Payments Due by Period
	(in millions)

	Total	FY04	FY05	FY06	FY07	FY08	Thereafter

Short term debt (1)	$998.6	$998.6	$—	$—	$—	$—	$—
Long term debt (2)	1,817.6	—	25.2	162.3	1111.0	0.5	518.6
Operating lease	227.2	75.7	34.4	22.8	19.8	16.6	57.9

(1)	Since the holders of our 3.25% LYONs due November 2020 have the option to require us to repurchase on May 20, 2004 their notes in an amount of $587.46 per $1,000 principal amount at maturity, the payment due reflects a total of approximately $953 million on such commitment date of May 20, 2004 based on the notes outstanding as of August 31, 2003.

(2)	Assumes a successful remarketing of the ACES in August 2004. In the event of this successful remarketing, we will receive up to $1.1 billion proceeds from the exercise of the stock purchase contracts included in each ACES unit in fiscal 2005. See Note 6, “Long-Term Debt,” to the consolidated financial statements for further discussion of our ACES.

In addition, we guarantee used and unused lines of credit and debt for our subsidiaries totaling $285.5 million as of August 31, 2003. We also guarantee performance of certain of our subsidiaries in various transactions such as leases, totaling $249.8 million as of August 31, 2003.

OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

Our off-balance sheet arrangements consist of our synthetic and operating leases, subsidiary guarantees (leases and subsidiary guarantees are both described in the “Liquidity and Capital Resources” portion of Management’s Discussion and Analysis of Financial Condition and Results of Operations), our interest rate swap instruments related to our long-term debt (described in the “We are exposed to interest rate fluctuations” Risk Factor), and our foreign exchange contracts (described in the “We are exposed to fluctuations in foreign currency exchange rates” risk factor).

A tabular presentation of our contractual obligations is provided in the “Liquidity and Capital Resources” portion of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

DISCONTINUED OPERATIONS

During the fourth quarter of fiscal 2003, as a result of a full review of our portfolio of businesses, we committed to a plan to divest a number of business operations that are no longer part of our strategic plan for the future.

In accordance with SFAS No. 144, we have reported the results of operations and financial position of these businesses in discontinued operations within the statements of operations and balance sheets for all periods presented. Each of our four reportable segments included one of these operations, which are now classified as discontinued operations. In addition, we expect that certain additional operations which are presently included in continuing operations will, as a result of further divestment activity during the course of fiscal 2004, qualify for classification as discontinued operations prior to the end of fiscal 2004.

The collective results from all discontinued operations for all periods presented were as follows:

	Years Ended August 31

	2003	2002	2001

Net sales	$686.4	$705.0	$123.2
Cost of sales	552.8	554.7	121.1

Gross profit	133.6	150.3	2.1
Operating expenses	427.2	104.7	47.7

Operating income (loss)	(293.6)	45.6	(45.6)
Interest income	0.9	0.8	—
Interest expense	(0.6)	(2.5)	(0.4)
Other expense — net	(0.5)	(0.2)	(1.5)

Income (loss) before income taxes	(293.8)	43.7	(47.5)
Income tax expense	63.3	15.8	—

Income (loss) from discontinued operations, net of tax	$(357.1)	$27.9	$(47.5)

Sales and gross profit declined slightly in fiscal 2003 from fiscal 2002 primarily due to the continued economic downturn that affected all of our operations. This decline was partially offset by acquisitions during fiscal 2002. Fiscal 2003 included a full year of operations for all the discontinued operations while fiscal 2002 included partial results. Operating expenses increased significantly in fiscal 2003 primarily due to approximately $293 million of our goodwill impairment recorded during the third quarter of fiscal 2003 relating to the discontinued operations. Sales, gross profit and operating expenses increased significantly from fiscal 2001 to fiscal 2002 as only one of the discontinued operations existed prior to fiscal 2002. Income tax expense increased significantly in fiscal 2003 from fiscal 2002 primarily due to approximately $54 million recorded to establish valuation allowances against deferred tax assets related to the discontinued operations.

RECENT ACCOUNTING PRONOUNCEMENTS

In August 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 requires that the fair value of an asset retirement obligation be recorded as a liability in the period in which it incurs the obligation. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. Adoption of SFAS No. 143 did not have a material impact on our consolidated financial statements.

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which supersedes SFAS No. 121, “Accounting for Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” The primary objectives of SFAS No. 144 are to develop one accounting model based on the framework established in SFAS No. 121 for long-lived assets to be disposed of by sale and to address significant implementation issues identified after the issuance of SFAS No. 121. We adopted SFAS No. 144 on September 1, 2002 and such adoption did not have a material impact on our consolidated financial statements.

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

In November 2002, the FASB issued Interpretation (FIN) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” which requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantees. It also requires disclosure in interim and annual financial statements of its obligations under certain guarantees it has issued. The initial recognition and measurement provisions of FIN No. 45 are to be applied prospectively to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements for periods ending after December 15, 2002. Adoption of FIN No. 45 did not have a material impact on our consolidated financial statements.

In December 2002, The FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” which amends SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. We adopted the disclosure requirements of SFAS No. 148 during the third quarter of fiscal 2003.

In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities,” which requires variable interest entities, previously referred to as special-purpose entities or off-balance sheet structures, to be consolidated by a company if that company is subject to a majority of the risk of loss from the entity’s activities or is entitled to receive a majority of the entity’s returns or both. The consolidation provisions of FIN No. 46 apply immediately to variable interest entities created after January 31, 2003 and to existing entities in the first fiscal year or interim period beginning after December 15, 2003. Certain disclosure provisions apply in financial statements issued after January 31, 2003. We do not expect this interpretation to have a material impact on its synthetic lease arrangements, as variable interest entities were not used in the transactions.

In April 2003, the FASB issued SFAS No. 149, “Amendments of Statement 133 on Derivative Instruments and Hedging Activities,” which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133. This statement is effective for contracts entered into or modified after June 30, 2003, with certain exceptions, and for hedging relationships designated after June 30, 2003. Adoption of SFAS No. 149 did not have a material impact on our consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. Financial instruments that are within the scope of the statement, which previously were often classified as equity, must now be classified as liabilities. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003. Adoption of SFAS No. 150 did not have a material impact on our consolidated financial statements.

RECENT DEVELOPMENTS

On September 2, 2003, we announced that Mr. Ajay Shah resigned as a director of Solectron effective October 6, 2003 in order to devote more time to his personal business interests and investments.

On September 30, 2003, we announced that we reached an agreement with Nortel Networks to extend Solectron’s role as an electronics manufacturing services provider to Nortel Networks. The new supply agreement, which replaces a four-year supply agreement the companies signed in 2000, defines new terms and conditions under which Solectron will offer Nortel Networks a full suite of supply chain services, including design, new product introduction, materials management, manufacturing, product integration and testing, and repair. Additional product-specific contracts will further specify terms as existing business is transitioned to the new contract and as new business is awarded. The new agreement positions us to compete for Nortel Networks’ business over a broad range of product offerings, with actual annual volumes subject to the economic environment and competitive terms and conditions. While the companies have announced their agreement and intention to work together under the terms of the new contract, there is no assurance that we will receive any particular level of revenues from Nortel Networks, that demand for Nortel Networks’ products will reach the levels contemplated by the parties, that Solectron will be successful in its efforts to win additional business from Nortel Networks, or that Solectron will be able to profitably supply products and services to Nortel Networks under the terms of the new agreement.

On October 7, 2003, we announced that Mr. Dennis Wood resigned as a director of Solectron effective October 6, 2003 in order to devote more time to his personal business interests.

On October 28, 2003, Standard and Poor’s downgraded our senior unsecured debt rating to “B+” with a stable outlook.

On October 31, 2003 Moody’s downgraded our senior unsecured debt rating to “B1” from “Ba3” with a stable outlook.

RISK FACTORS

WE ARE EXPOSED TO GENERAL ECONOMIC CONDITIONS, WHICH COULD HAVE A MATERIAL ADVERSE IMPACT ON OUR BUSINESS, OPERATING RESULTS AND FINANCIAL CONDITION.

As a result of the economic downturn in the U.S. and internationally, and reduced capital spending as well as end-market demand, our customers’ and therefore our sales have declined significantly from prior years. In particular, we depend on the telecommunications and computing industries, where the decline began in the second quarter of fiscal 2001. If there were to be continued or resumed weakness in these industries or any further deterioration in the business or financial condition of our customers, it could have a material adverse impact on our business, operating results and financial condition. In addition, if the economic conditions in the United States and the other markets we serve worsen, we may experience a material adverse impact on our business, operating results and financial condition.

WE HAVE SIGNIFICANT DEBT LEVERAGE AND DEBT SERVICE OBLIGATIONS.

For the fiscal years ended August 31, 2003, 2002 and 2001, our fixed charges exceeded our earnings from continuing operations by approximately $2.8 billion, $3.9 billion and $313 million, respectively. The fixed charge excesses are primarily due to our operating losses. We compute the ratio of earnings from continuing operations to fixed charges by dividing earnings available for fixed charges by fixed charges. When the ratio is negative, we report the excess of fixed charges over earnings rather than a negative ratio. The computations include our consolidated subsidiaries. For these ratios, “earnings” represents (1) loss before tax expense (benefit) and before adjustments for minority interests, plus (2) fixed charges (excluding capitalized interest), plus (3) amortization of capitalized interest. Fixed charges consist of (1) interest on all indebtedness and amortization of debt discount and expense, plus (2) capitalized interest, plus (3) an interest factor attributable to rentals under operating leases.

As of August 31, 2003, we had approximately $1 billion of short-term indebtedness, primarily consisting of our obligation related to our 3.25% LYONs due 2020 (which are putable to us on May 20, 2004) and approximately $1.8 billion of long-term indebtedness. We will require substantial amounts of cash to fund scheduled payments of principal and interest on this outstanding indebtedness, as well as future capital expenditures and any increased working capital requirements.

We repurchased LYONs with approximately $1.8 billion aggregate principal amount at maturity in fiscal 2003 for approximately $1 billion in cash. We repurchased LYONs with approximately $5.2 billion aggregate principal amount at maturity in fiscal 2002 for approximately $2.8 billion in cash. As a result, we have repurchased substantially all of the 2.75% LYONs due 2020 and the 4.0% LYONs due 2019 leaving only a portion of our 3.25% LYONs due 2020 outstanding. Based on the aggregate amount outstanding on August 31, 2003, holders of our 3.25% LYONs will have the option to require us to repurchase their notes on May 20, 2004 in an amount of $587.46 per $1,000 principal amount for a total of approximately $953 million. While we have the right to satisfy these obligations with shares of our common stock, because this could result in significant dilution to our stockholders, which in turn could significantly reduce our earnings per share, we are likely, given recent prices of our common stock, to choose to satisfy these obligations with cash. Satisfying these obligations with cash, however, could impair our liquidity.

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

We generally execute supply agreements with our significant customers in our Global Operations business unit, which accounts for a majority of the inventory we purchase. Under these supply agreements, the extent of our customer’s responsibility for excess or obsolete inventory related to raw materials that were previously purchased or ordered to meet that customer’s demand forecast is defined. If our customers do not comply with their contractual obligations to purchase excess or obsolete inventory back from us and we are unable to use or sell such inventory, our financial condition could be materially harmed. Some of our customers are in the telecommunications industry, an industry that in recent years has experienced declining revenue, large losses, negative cash flows, and several bankruptcies or defaults on borrowing arrangements. There is a risk that these or other customers may not purchase inventory back from us despite contractual obligations, which could harm our financial condition if we are unable to sell the inventory at carrying value. In addition, enforcement of these supply agreements may result in material expenses, delays in payment for inventory and/or disruptions in our customer relationships.

We are responsible for excess and obsolete inventory resulting from inventory purchases in excess of inventory needed to meet customer demand forecasts at the time the purchase commitments were made, as well as any inventory purchases not made pursuant to the customer’s responsibility under our supply agreements. For inventory which is not the customer’s responsibility, provisions are made when required to reduce any such excess or obsolete inventory to its estimated net realizable value, based on the quantity of such inventory on hand, our customers’ latest forecasts of production requirements, and our assessment of available disposition alternatives such as use of components on other programs, the ability and cost to return components to the vendor, and our estimates of resale values and opportunities. These assessments are necessarily based upon various assumptions and market conditions which are subject to rapid change, and/or which may ultimately prove to be inaccurate. Any material changes in our assumptions or market conditions could have a significant effect on our estimates of net realizable value, could necessitate material changes in our allowances for excess and obsolete inventory, and could have a material adverse impact on our financial condition. In addition, in the normal course of business, bona fide disagreements may arise over the amount and/or timing of such claims, and in order to avoid litigation expenses, collection risks, or disruption of customer relationships, we may elect to settle such disputes for lesser amounts than we believe we should be entitled to recover. In these instances, we must bear the economic loss of any such excess or obsolete inventory, which could have a material adverse impact on our financial condition. For example, we recorded a charge of $76 million related to excess and obsolete inventory in our Global Operations business unit during the second quarter of fiscal 2003, and there can be no assurance that such charges might not be necessary in future periods.

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

Our ability to comply with covenants contained in our secured credit facilities and other indebtedness to which we are or may become a party may be affected by events beyond our control, including prevailing economic, financial and industry conditions. Our failure to comply with our debt-related obligations could result in an event of default which, if not cured or waived, could result in an acceleration of our indebtedness and cross-defaults under our other indebtedness, which could have a material adverse effect on our financial condition. We obtained waivers related to the minimum cash interest coverage ratio covenants and amendments to our consolidated tangible net worth covenants applicable to various debt and lease agreements as described in “Liquidity and Capital Resources.” We were in compliance with all applicable covenants as of August 31, 2003.

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

MOST OF OUR NET SALES COME FROM A SMALL NUMBER OF CUSTOMERS; IF WE LOSE ANY OF THESE CUSTOMERS, OUR NET SALES COULD DECLINE SIGNIFICANTLY.

Most of our annual net sales come from a small number of our customers. Our ten largest customers accounted for approximately 61%, 68% and 72%, respectively, of net sales from continuing operations in fiscal 2003, 2002 and 2001. Some of these customers individually account for more than ten percent of our annual net sales. Any material delay, cancellation or reduction of orders from these or other major customers could cause our net sales to decline significantly, and we may not be able to reduce the accompanying expenses at the same time. We cannot guarantee that we will be able to retain any of our largest customers or any other accounts, or that we will be able to realize the expected revenues under existing or anticipated supply agreements with these customers. Our business, market share, financial condition and results of operations will continue to depend significantly on our ability to obtain orders from new customers, retain existing customers, realize expected revenues under existing and anticipated supply agreements, as well as on the financial condition and success of our customers and their customers.

Net sales may not improve, and could decline, in future periods if there is continued or resumed weakness in customer demand, particularly in the telecommunications and computing sectors, resulting from worldwide economic conditions. In addition, net sales were adversely affected due to our unwinding of our optical products supply agreement with Lucent during fiscal 2003, which had previously been expected to generate $2 billion in revenues over the original three-year contract period. Sales, gross profit and operating loss from this supply agreement were $92 million, $1 million and $7 million, respectively, in fiscal 2003. Production under this supply agreement substantially ceased in March 2003.

OUR CUSTOMERS MAY CANCEL THEIR ORDERS, CHANGE PRODUCTION QUANTITIES OR LOCATIONS, OR DELAY PRODUCTION.

To remain competitive, EMS companies must provide increasingly rapid product turnaround, at increasingly competitive prices, for their customers. We generally do not have long-term contractual commitments from our top customers. As a result, we cannot guarantee that we will continue to receive any net sales from our customers. Customers may cancel their orders, change production quantities or delay production for a number of reasons. Many of our customers’ industries have recently experienced a significant decrease in demand for their products and services, as well as substantial price competition. The generally uncertain economic condition of several of our customers’ industries has resulted, and may continue to result, in some of our customers delaying purchases on some of the products we manufacture for them, and placing purchase orders for lower volumes of products than previously anticipated. Cancellations, reductions or delays by a significant customer or by a group of customers would seriously harm our results of operations by reducing the volumes of products manufactured by us for the customers and delivered in that period, as well as causing a delay in the repayment of our expenditures for inventory in preparation for customer orders and lower asset utilization resulting in lower gross margins. In addition, customers may require that manufacturing of their products be transitioned from one facility to another to achieve cost and other objectives. Such transfers, if unanticipated or not flawlessly executed, can result in various inefficiencies and costs, including excess capacity and overhead at one facility and capacity constraints and related strains on our resources at the other, disruption and delays in product deliveries and sales, deterioration in product quality and customer satisfaction, and increased manufacturing and scrap costs.

OUR STRATEGIC RELATIONSHIPS WITH MAJOR CUSTOMERS CREATE RISKS.

In the past several years, we completed several strategic transactions with OEM customers. Under these arrangements, we generally acquired inventory, equipment and other assets from the OEM, and leased (or in some cases acquired) their manufacturing facilities, while simultaneously entering into multi-year supply agreements for the production of their products. There has been strong competition among EMS companies for these transactions, and this competition may continue to be a factor in customers’ selection of their EMS providers. These transactions contributed to a significant portion of our past revenue growth, as well as to a significant portion of our more recent restructuring charges and goodwill and intangible asset impairments. While we do not anticipate our acquisitions of OEM plants and equipment in the near future to return to the levels at which they occurred in the recent past, there may be occasions on which we determine it to be advantageous to complete acquisitions in selected geographic and/or industry markets. As part of such arrangements, we would typically enter into supply agreements with the divesting OEMs, but such agreements generally do not require any minimum volumes of purchases by the OEM and the actual volume of purchases may be less than anticipated. Arrangements which may be entered into with divesting OEMs typically would involve many risks, including the following:

•	we may pay a purchase price to the divesting OEMs that exceeds the value we are ultimately able to realize from the future business of the OEM;

•	the integration into our business of the acquired assets and facilities may be time-consuming and costly;

•	we, rather than the divesting OEM, would bear the risk of excess capacity;

•	we may not achieve anticipated cost reductions and efficiencies;

•	we may be unable to meet the expectations of the OEM as to volume, product quality, timeliness and cost reductions; and

•	if demand for the OEM’s products declines, the OEM may reduce its volume of purchases, and we may not be able to sufficiently reduce the expenses of operating the facility or use the facility to provide services to other OEMs, and we might find it appropriate to close, rather than continue to operate, the facility, and any such actions would require us to incur significant restructuring and/or impairment charges.

As a result of these and other risks, we may be unable to achieve anticipated levels of profitability under such arrangements and they may not result in material revenues or contribute positively to our earnings. Additionally, other OEMs may not wish to obtain logistics or operations management services from us.

IF WE ARE UNABLE TO MANAGE OUR ACQUISITIONS AND DIVESTITURES, AND COST-EFFECTIVELY RUN OUR OPERATIONS AND DISPOSE OF NON-STRATEGIC ASSETS, OUR PROFITABILITY COULD BE ADVERSELY AFFECTED.

Until fiscal 2002, we experienced rapid growth over many years. During fiscal 2002, we completed our acquisition of C-MAC, as well as other smaller transactions. While we may consider future acquisitions of companies and strategic assets on a selective basis, subject to compliance with any restrictions that may exist under certain of our financing instruments, we are presently focused on divestiture activity. We are in the process of divesting certain parts of our current operations that we do not believe to be strategic or synergistic to our primary business focus, and we believe such divestments, if successfully and timely completed at the presently anticipated valuations and without undue disruption of operations, present us with the opportunity to improve our liquidity and reduce our interest and operating expenses.

In order to achieve anticipated revenue and other financial performance targets, we must continue to manage our assets and operations efficiently while simultaneously preparing parts of our operations for divestiture. Our divestiture activities are expected to place a heavy strain on various personnel and management resources, and must be carefully managed in order to avoid or minimize disruptions in the business operations of the affected businesses, customer relations and cash flows, and to enable us to maximize the value which we may be able to realize from the divestments. There can be no assurance that such divestment activities will be able to be consummated without an adverse impact on the near-term operations of the affected businesses or on Solectron as a whole. Any failure to successfully manage and consummate the divestments in a timely manner could harm our financial condition and results of operations, as well as adversely impact the realizable value of the divested operations. In addition, there can be no assurance that we will be successful in realizing the presently anticipated benefits from our divestment activities, as such transactions involve significant risks and uncertainties with respect to valuation of the entities to be divested, particularly given the potential disruption of operations inherent in the divestiture process, and may result in significant costs, expenses and charges that may significantly reduce the value which we may realize in connection with the anticipated divestiture transactions. In the event we fail to consummate a divestment, we may need to incur restructuring charges.

Our ability to manage and integrate our acquisitions, as well as any future acquisitions, will require progressive increases in manufacturing and logistics infrastructure, as well as enhancements or upgrades of accounting and other internal management systems and the implementation of a variety of procedures and controls. We cannot guarantee that significant problems in these areas will not occur. Any failure to enhance or expand these systems and implement such procedures and controls in an efficient manner and at a pace consistent with our business activities could harm our financial condition and results of operations. In addition, we may experience inefficiencies from the management of geographically dispersed facilities and incur substantial infrastructure and working capital costs. We incurred approximately $2.3 billion (including goodwill and other intangible impairment charges of approximately $1.8 billion) of restructuring and impairment costs relating to continuing operations in fiscal 2003 and approximately $3.3 billion (including goodwill and other intangible asset impairment charges of approximately $2.7 billion) during fiscal 2002. See also the Risk Factor entitled “If We Incur More Restructuring-Related Charges Than Currently Anticipated, Our Financial Condition and Results of Operations May Suffer.”

POSSIBLE FLUCTUATION OF OPERATING RESULTS FROM QUARTER TO QUARTER AND FACTORS OUT OF OUR CONTROL COULD AFFECT THE MARKET PRICE OF OUR SECURITIES.

Our quarterly earnings and/or stock price may fluctuate in the future due to a number of factors including the following:

•	differences in the profitability of the types of manufacturing services we provide. For example, high velocity and low complexity printed circuit boards and systems assembly services have lower gross margins than low volume/complex printed circuit boards and systems assembly services;

•	our ability to maximize the hours of use of our equipment and facilities is dependent on the duration of the production run time for each job and customer;

•	the amount of automation that we can use in the manufacturing process for cost reduction varies, depending upon the complexity of the product being made;

•	our customers’ demand for our products and their ability to take delivery of our products and to make timely payments for delivered products;

•	our ability to optimize the ordering of inventory as to timing and amount to avoid holding inventory in excess of immediate production needs;

•	our ability to offer technologically advanced, cost-effective, quick response, manufacturing services;

•	fluctuations in the availability and pricing of components;

•	timing of expenditures in anticipation of increased sales;

•	cyclicality in our target markets;

•	fluctuations in our market share;

•	expenses and disruptions associated with acquisitions and divestitures;

•	announcements of operating results and business conditions by our customers;

•	announcements by our competitors relating to new customers or technological innovation or new services;

•	economic developments in the electronics industry as a whole;

•	credit rating and stock analyst downgrades;

•	political and economic developments in countries in which we have operations; and

•	general market conditions.

If our operating results in the future are below the expectations of securities analysts and investors, the market price of our outstanding securities could be harmed.

IF WE INCUR MORE RESTRUCTURING-RELATED CHARGES THAN CURRENTLY ANTICIPATED, OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS MAY SUFFER.

In furtherance of the continued implementation of the series of restructuring plans which we have initiated commencing in fiscal 2001, we expect to incur restructuring-related charges of an aggregate of approximately $50 million to $75 million over the next few quarters, primarily to consolidate facilities and reduce our workforce in North America and Europe, although no certainty can be attributed to this amount or the timing of its recognition. We continue to evaluate our cost structure relative to our revenue levels and may take additional restructuring charges in the future. If our estimates about future restructuring charges prove to be inadequate, our financial condition and results of operations may suffer. In addition, if we are unable to successfully move production from higher cost to lower cost facilities without experiencing degradation of quality or timeliness of our service to our customers, our business could be harmed.

WE DEPEND ON LIMITED OR SOLE SOURCE SUPPLIERS FOR CRITICAL COMPONENTS. THE INABILITY TO OBTAIN SUFFICIENT COMPONENTS AS REQUIRED, AND UNDER FAVORABLE PURCHASE TERMS, WOULD CAUSE HARM TO OUR BUSINESS.

We are dependent on certain suppliers, including limited and sole source suppliers, to provide key components used in our products. We have experienced, and may continue to experience, delays in component deliveries, which in turn could cause delays in product shipments and require the redesign of certain products. In addition, if we are unable to procure necessary components under favorable purchase terms, including at favorable prices and with the order lead-times needed for the efficient and profitable operation of our factories, our results of operations could suffer. The electronics industry has experienced in the past, and may experience in the future, shortages in semiconductor devices, including application-specific integrated circuits, DRAM, SRAM, flash memory, certain passive devices such as tantalum capacitors, and other commodities that may be caused by such conditions as overall market demand surges or supplier production capacity constraints. The inability to continue to obtain sufficient components as and when required, or to develop alternative sources as and when required, could cause delays, disruptions or reductions in product shipments or require product redesigns which could damage relationships with current or prospective customers, and increase inventory levels and costs, thereby causing harm to our business.

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

OUR NET SALES COULD DECLINE IF OUR COMPETITORS PROVIDE COMPARABLE MANUFACTURING SERVICES AND IMPROVED PRODUCTS AT A LOWER COST.

We compete with different contract manufacturers, depending on the type of service we provide or the geographic locale of our operations, in an industry which is intensely competitive. These competitors may have greater manufacturing, financial, R&D and/or marketing resources than we have. In addition, we may not be able to offer prices as low as some of our competitors because those competitors may have lower cost structures as a result of their geographic location or the services they provide, or because such competitors are willing to accept business at lower margins in order to utilize more of their excess capacity. In that event, our net sales could decline. We also expect our competitors to continue to improve the performance of their current products or services, to reduce their current products or service sales prices and to introduce new products or services that may offer greater value-added performance and improved pricing. Any of these could cause a decline in sales, loss of market acceptance of our products or services and corresponding loss of market share, or profit margin compression.

WE DEPEND ON THE CONTINUING TREND OF OEMS TO OUTSOURCE.

A substantial factor in our past revenue growth was attributable to the transfer of manufacturing and supply-based management activities from our OEM customers. Future growth is partially dependent on new outsourcing opportunities. To the extent that these opportunities are not available, our future growth would be unfavorably impacted.

OUR NON-U.S. LOCATIONS REPRESENT A SIGNIFICANT PORTION OF OUR NET SALES; WE ARE EXPOSED TO RISKS ASSOCIATED WITH OPERATING INTERNATIONALLY.

Approximately 64%, 66% and 53% of our net sales from continuing operations came from sites outside the United States in fiscal 2003, 2002 and 2001, respectively. As a result of our foreign sales and facilities, our operations are subject to a variety of risks and costs that are unique to international operations, including the following:

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

WE ARE EXPOSED TO FLUCTUATIONS IN FOREIGN CURRENCY EXCHANGE RATES.

We enter into foreign exchange forward contracts intended to reduce the short-term impact of foreign currency fluctuations on foreign currency cash, receivables, investments and payables. The gains and losses on the foreign exchange forward contracts are intended to offset the transaction gains and losses on the foreign currency cash, receivables, investments, and payables recognized in earnings. We do not enter into foreign exchange forward contracts for speculative purposes. Our foreign exchange forward contracts related to current assets and liabilities are generally three months or less in original maturity.

As of August 31, 2003, we had outstanding foreign exchange forward contracts with a total notional amount of approximately $596 million related to continuing operations. The change in value of the foreign exchange forward contracts resulting from a hypothetical 10% change in foreign exchange rates would be offset by the remeasurement of the related balance sheet items, the result of which would not be significant.

As of August 31, 2003, the majority of our foreign currency hedging contracts were scheduled to mature in approximately three months and there were no material deferred gains or losses. In addition, our international operations in some instances act as a natural hedge because both operating expenses and a portion of sales are denominated in local currency. In these instances, although an unfavorable change in the exchange rate of a foreign currency against the U.S. dollar will result in lower sales when translated to U.S. dollars, operating expenses will also be lower in these circumstances. Although approximately 23% of our net sales from continuing operations in fiscal 2003 were denominated in currencies other than U.S. dollar, we do not believe our total exposure to be significant because of natural hedges.

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

WE ARE EXPOSED TO INTEREST RATE FLUCTUATIONS.

The primary objective of our investment activities is to preserve principal, while at the same time maximize yields without significantly increasing risk. To achieve this objective, we maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including both government and corporate obligations, certificates of deposit and money market funds. As of August 31, 2003 substantially all of our total portfolio was scheduled to mature in less than six months. In addition, our investments are diversified and of relatively short maturity. A hypothetical 10% change in interest rates would not have a material effect on our investment portfolios.

We had approximately $500 million of cash equivalents and short-term investments that are subject to interest rate risk as of August 31, 2003. The weighted average interest rate of these balances as of August 31, 2003 was 1.0%. The fair value of these cash equivalents and short-term investments approximated the carrying value as of August 31, 2003.

Interest on long-term debt instruments is payable at fixed rates. In addition, the amount of principal to be repaid at maturity is also fixed. During the third quarter of fiscal 2002, we entered into interest rate swap transactions under which we pay variable rates and we receive fixed rates. The interest swaps effectively converted $1 billion of our long-term debt with fixed interest rates into debt with variable rates of interest. Our interest rate swaps have a total notional amount of $1 billion. The first $500 million of swap transactions relate to our 7.25% $1.1 billion ACES and expire on November 15, 2004. The second $500 million of swap transactions relate to our 9.625% $500 million senior notes and expire on February 15, 2009. Under each of these swap transactions, we pay an interest rate equal to the 3-month LIBOR rate plus a fixed spread. In exchange, we receive fixed interest rates of 7.25% on the $500 million related to the ACES and 9.625% on the $500 million related to the senior notes. On November 15, 2002, the original swaps related to the senior notes were settled. This settlement resulted in cash received and a gain of approximately $26 million, which is being amortized over the remaining life of the senior notes. Also on November 15, 2002, Solectron entered into swaps with terms similar to the original swap transactions used to hedge the interest paid on the senior notes and designated the swaps as fair value hedges under SFAS No. 133.

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

WE COULD BECOME INVOLVED IN INTELLECTUAL PROPERTY DISPUTES.

In the past we have been and may from time to time continue to be, notified of claims that we may be infringing patents, copyrights or other intellectual property rights owned by other parties. In the event of an infringement claim, we may be required to spend a significant amount of money to develop a non-infringing alternative, to obtain licenses, and/or to defend against the claim. We may not be successful in developing such an alternative or obtaining a license on reasonable terms, if at all. Any litigation, even where an infringement claim is without merit, could result in substantial costs and diversion of resources. Accordingly, the resolution or adjudication of intellectual property disputes could have a material adverse effect on our business, financial condition and results of operations.

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

OUR RATING DOWNGRADES MAKE IT MORE EXPENSIVE FOR US TO BORROW MONEY.

On December 18, 2001, Moody’s Investor’s Service and Standard & Poor’s downgraded our senior unsecured debt rating to “Ba1” and “BB+,” respectively, with a negative outlook. On March 22, 2002, Standard and Poor’s downgraded our senior unsecured debt rating to “BB” with a negative outlook. On May 14, 2002, Moody’s Investors Services downgraded our senior unsecured debt rating to “Ba3” with a stable outlook. On March 21, 2003, Standard and Poor’s downgraded our senior unsecured debt rating to “BB-” with a negative outlook. On June 20, 2003, Standard and Poor’s placed our corporate credit and other ratings on Credit Watch with negative implications. On June 20, 2003, Moody’s placed our ratings under review for possible downgrade. These rating downgrades increase our cost of capital should we borrow under our revolving lines of credit, and may make it more expensive for us to raise additional capital in the future on terms that are acceptable to us or at all, which may have other negative implications on our business, many of which are beyond our control.

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

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See Management’s Discussion and Analysis of Financial Condition and Results of Operations for factors related to fluctuations in the exchange rates of foreign currency and fluctuations in interest rates under “Risk Factors -We are exposed to fluctuations in foreign currency exchange rates,” and “We are exposed to interest rate fluctuations.”

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by Item 8 of Form 10-K is presented here in the following order:

Unaudited Quarterly Financial Information

For each fiscal quarter during the two fiscal years ended August 31, 2003 (in millions, except percentages and per-share data):

Fiscal 2003	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Net sales	$2,943.3	$2,637.3	$2,655.4	$2,778.0
Gross profit	$195.8	$94.0	$136.4	$155.8
Gross margin	6.7%	3.6%	5.1%	5.6%
Loss from continuing operations	$(74.8)	$(115.0)	$(2,739.8)	$(175.3)
Income (loss) from discontinued operations, net of tax	$3.9	$4.2	$(361.4)	$(3.8)
Net loss	$(70.9)	$(110.8)	$(3,101.2)	$(179.1)
Basic and diluted net loss per share	$(0.09)	$(0.14)	$(3.31)	$(0.21)

Fiscal 2002
Net sales	$3,052.9	$2,757.5	$2,832.7	$2,928.1
Gross profit	$194.2	$140.7	$170.1	$51.5
Gross margin	6.4%	5.1%	6.0%	1.8%
Loss from continuing operations	$(52.8)	$(137.4)	$(291.2)	$(2,656.7)
Income from discontinued operations, net of tax	$0.3	$11.4	$6.8	$9.4
Net loss	$(52.5)	$(126.0)	$(284.4)	$(2,647.3)
Basic and diluted net loss per share	$(0.08)	$(0.17)	$(0.35)	$(3.22)

SOLECTRON CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in millions)

	August 31

	2003	2002

ASSETS
Current assets:
Cash and cash equivalents	$1,426.1	$1,749.7
Restricted cash and cash equivalents	45.6	135.7
Short-term investments	27.5	232.5
Restricted short-term investments	19.9	99.7
Accounts receivable, less allowance for doubtful accounts of $44.7 and $76.0, respectively	1,570.0	1,670.2
Inventories	1,414.9	1,822.1
Prepaid expenses and other current assets	281.4	728.6
Current assets of discontinued operations	168.4	221.5

Total current assets	4,953.8	6,660.0
Net property and equipment	829.0	1,081.3
Goodwill	185.9	1,806.8
Other assets	386.8	931.1
Long-term assets of discontinued operations	174.0	534.8

Total assets	$6,529.5	$11,014.0

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$977.9	$636.8
Accounts payable	1,404.9	1,471.3
Accrued employee compensation	178.9	196.9
Accrued expenses	346.5	475.9
Other current liabilities	200.3	98.8
Current liabilities of discontinued operations	126.4	125.5

Total current liabilities	3,234.9	3,005.2
Long-term debt	1,817.6	3,181.2
Other long-term liabilities	40.4	45.1
Long-term liabilities of discontinued operations	14.6	9.8

Total liabilities	$5,107.5	$6,241.3

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value; 1.2 shares authorized; one share issued	$—	$—
Common stock, $0.001 par value; 1,600.0 shares authorized; 832.6 and 824.8 shares issued and outstanding, respectively	0.8	0.8
Additional paid-in capital	6,658.2	6,635.9
Accumulated deficit	(5,040.6)	(1,578.6)
Accumulated other comprehensive losses	(196.4)	(285.4)

Total stockholders’ equity	1,422.0	4,772.7

Total liabilities and stockholders’ equity	$6,529.5	$11,014.0

See accompanying notes to consolidated financial statements.

SOLECTRON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per-share data)

	Years Ended August 31

	2003	2002	2001

Net sales	$11,014.0	$11,571.2	$18,569.0
Cost of sales	10,432.0	11,014.7	17,137.1

Gross profit	582.0	556.5	1,431.9
Operating expenses:
Selling, general and administrative	631.5	744.9	799.0
Research and development	69.1	59.7	65.9
Restructuring and impairment costs	641.3	807.1	517.3
Goodwill impairment	1,639.2	2,500.0	—
Acquisition costs	—	—	23.9
Goodwill amortization expense	—	—	139.9

Operating loss	(2,399.1)	(3,555.2)	(114.1)
Interest income	31.2	69.3	116.9
Interest expense	(210.3)	(241.6)	(175.6)
Other income — net	54.3	106.4	62.6

Operating loss from continuing operations before income taxes	(2,523.9)	(3,621.1)	(110.2)
Income tax expense (benefit)	581.0	(483.0)	(34.2)

Net loss from continuing operations	$(3,104.9)	$(3,138.1)	$(76.0)
Discontinued operations:
Income (loss) from discontinued operations	(293.8)	43.7	(47.5)
Income tax expense	63.3	15.8	—

Income (loss) from discontinued operations	(357.1)	27.9	(47.5)
Net loss	$(3,462.0)	$(3,110.2)	$(123.5)

Basic and diluted net income (loss) per share
Continuing operations	$(3.75)	$(4.02)	$(0.12)
Discontinued operations	(0.43)	0.04	(0.07)

Basic and diluted net loss per share	$(4.18)	$(3.98)	$(0.19)

Shares used to compute basic and diluted net loss per share	827.7	780.9	641.8

See accompanying notes to consolidated financial statements.

SOLECTRON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in millions)

				Retained	Accumulated
			Additional	Earnings	Other	Total
	Common Stock		Paid-In	(Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit)	Losses	Equity
Balances as of August 31, 2000	605.0	$0.6	$2,259.1	$1,656.8	$(114.4)	$3,802.1
Net loss	—	—	—	(123.5)	—	(123.5)
Adjustment to conform Texas site year end	—	—	—	(1.7)	—	(1.7)
Foreign currency translation	—	—	—	—	(139.8)	(139.8)
Unrealized loss on investments	—	—	—	—	(5.0)	(5.0)
Stock issued under stock option and employee purchase plans	8.6	—	97.7	—	—	97.7
Stock and stock options issued in business combinations	2.5	—	69.8	—	—	69.8
Issuance of common stock	42.1	0.1	1,410.5	—	—	1,410.6
Tax benefit associated with exercise of stock options	—	—	40.5	—	—	40.5

Balances as of August 31, 2001	658.2	$0.7	$3,877.6	$1,531.6	$(259.2)	$5,150.7

Net loss	—	$—	$—	$(3,110.2)	$—	$(3,110.2)
Foreign currency translation	—	—	—	—	(36.3)	(36.3)
Unrealized gain on investments	—	—	—	—	10.1	10.1
Stock issued under stock option and employee purchase plans	6.7	—	38.8	—	—	38.8
Stock and stock options issued in business combinations	160.4	0.1	2,676.1	—	—	2,676.2
Repurchase of common stock	(0.5)	—	(4.5)	—	—	(4.5)
ACES stock purchase contracts	—	—	46.9	—	—	46.9
Deferred stock-based compensation from business combination	—	—	(7.2)	—	—	(7.2)
Other	—	—	8.2	—	—	8.2

Balances as of August 31, 2002	824.8	$0.8	$6,635.9	$(1,578.6)	$(285.4)	$4,772.7

Net loss	—	$—	$—	$(3,462.0)	$—	$(3,462.0)
Foreign currency translation	—	—	—	—	109.0	109.0
Unrealized loss on investments	—	—	—	—	(20.0)	(20.0)
Stock issued under stock option and employee purchase plans	5.1	—	15.5	—	—	15.5
Other	2.7	—	6.8	—	—	6.8

Balances as of August 31, 2003	832.6	$0.8	$6,658.2	$(5,040.6)	$(196.4)	$1,422.0

See accompanying notes to consolidated financial statements.

SOLECTRON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in millions)

	Years Ended August 31

	2003	2002	2001

Net loss	$(3,462.0)	$(3,110.2)	$(123.5)
Other comprehensive income (loss):
Foreign currency translation adjustments net of income tax expense of $1.7 in 2003 income tax benefit of $6.3 in 2002 and income tax expense of $13.5 in 2001	109.0	(36.3)	(139.8)
Unrealized gain (loss) on investments
net of income tax benefit of $0.3 in 2003, income tax expense of $0.1 in 2002, and income tax benefit of $3.1 in 2001	(20.0)	10.1	(5.0)

Comprehensive loss	$(3,373.0)	$(3,136.4)	$(268.3)

Accumulated foreign currency translation losses were $186.7 million at August 31, 2003, $295.7 million at August 31, 2002 and $259.4 million at August 31, 2001. Foreign currency translation adjustments consist of adjustments to consolidate subsidiaries that use the local currency as their functional currency and transaction gains and losses related to intercompany dollar-denominated debt that is not expected to be repaid in the foreseeable future.

See accompanying notes to consolidated financial statements.

SOLECTRON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Years Ended August 31

	2003	2002	2001

Cash flows from operating activities of continuing operations:
Net loss from continuing operations	$(3,104.9)	$(3,138.1)	$(76.0)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	263.9	353.1	531.5
Amortization of debt issuance costs and accretion of discount on notes payable	84.6	137.5	146.5
Tax benefit associated with exercise of stock options	—	3.6	40.5
Inventory charge	76.3	97.0	—
Gain on retirement of debt	(39.4)	(75.7)	—
Deferred tax charge	667.2	—	—
Adjustment to conform fiscal year ends	—	—	(1.7)
Loss (gain) on disposal of property and equipment	5.1	(1.9)	(10.0)
Impairment of property and equipment, goodwill and other long-term assets	1,985.2	3,062.5	268.1
Other	(5.1)	22.2	78.5
Changes in operating assets and liabilities:
Accounts receivable, net of allowance	89.7	1,031.3	18.5
Inventories	346.2	1,605.9	1,001.3
Prepaid expenses and other current assets	36.0	(521.1)	(79.6)
Accounts payable	(107.3)	(425.3)	(1,271.6)
Accrued expenses and other current liabilities	9.8	(55.9)	(2.4)

Net cash provided by operating activities of continuing operations	307.3	2,095.1	643.6

Cash flows from investing activities of continuing operations:
Change in restricted cash, cash equivalents and short-term investments	169.8	(235.4)	—
Sales and maturities of short-term investments	252.5	665.4	1,354.3
Purchases of short-term investments	(56.1)	(589.9)	(702.0)
Acquisition of businesses, net of cash acquired	(3.8)	(336.0)	(2,482.5)
Acquisition of manufacturing assets and locations	(45.5)	(102.2)	(84.0)
Capital expenditures	(136.5)	(216.1)	(531.3)
Purchase of facilities previously under synthetic leases	—	(179.3)	—
Proceeds from sale of property and equipment	60.1	129.8	98.7
Advances to/from discontinued operations	69.6	(102.5)	—
Other	48.3	(46.4)	(149.9)

Net cash provided by (used in) investing activities of continuing operations	358.4	(1,012.6)	(2,496.7)

See accompanying notes to consolidated financial statements.

SOLECTRON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(in millions)

	Years Ended August 31

	2003	2002	2001

Cash flows from financing activities of continuing operations:
Net repayment of bank lines of credit and other debt arrangements	(91.2)	(203.7)	(53.5)
Proceeds from issuance of ACES and Senior Notes	—	1,553.8	—
Net proceeds from long-term debt	—	153.4	1,540.7
Repurchase of LYONS	(967.5)	(2,835.9)	—
Principal payments on long-term debt	—	(471.6)	(18.3)
Common stock repurchase	—	(4.5)	—
Net proceeds from stock issued under
option and employee purchase plans	7.8	38.8	97.7
Net proceeds from issuance of common stock	—	—	1,381.4
Other	28.4	(17.3)	20.6

Net cash provided by (used in) financing activities of continuing operations	(1,022.5)	(1,787.0)	2,968.6

Effect of exchange rate changes on cash and cash equivalents	33.2	(24.7)	(112.1)

Net increase (decrease) in cash and cash equivalents	(323.6)	(729.2)	1,003.4
Cash and cash equivalents at beginning of period — continuing operations	1,749.7	2,478.9	1,475.5

Cash and cash equivalents at end of period — continuing operations	$1,426.1	$1,749.7	$2,478.9

SUPPLEMENTAL DISCLOSURES Cash paid (received) during the period:
Income taxes	$(199.6)	$(70.5)	$151.4
Interest	$133.4	$70.9	$11.0
Non-cash investing and financing activities:
Issuance of common stock for business combination, net of cash acquired	$—	$2,528.8	$61.7

Cash and cash equivalents of discontinued operations at beginning of period	$31.6	$3.4	$—
Cash provided by acquisition of discontinued operations	—	39.7	23.8
Cash used in discontinued operations	(0.5)	(11.5)	(20.4)

Cash and cash equivalents of discontinued operations at end of period	$31.1	$31.6	$3.4

See accompanying notes to consolidated financial statements.

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation: The accompanying consolidated financial statements include the accounts of Solectron Corporation and its subsidiaries after elimination of intercompany accounts and transactions.

Year End: Solectron’s financial reporting year ends on the last Friday in August. All fiscal years presented contained 52 weeks. For purposes of presentation in the accompanying financial statements and notes, Solectron has indicated its accounting years as ending on August 31.

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

Inventories: Inventories are stated at the lower of weighted average cost or market. Solectron’s industry is characterized by rapid technological change, short-term customer commitments and rapid changes in demand, as well as any other lower of cost or market considerations. Solectron makes provisions for estimated excess and obsolete inventory based on regular reviews of inventory quantities on hand and the latest forecasts of product demand and production requirements from customers. Provisions for excess and obsolete inventory are also impacted by Solectron’s contractual arrangements with their customers including their ability or inability to re-sell such inventory to them.

Property and Equipment: Property and equipment are recorded at cost. Depreciation and amortization are computed based on the shorter of the estimated useful lives or the related lease terms, using the straight-line method. Estimated useful lives are presented below.

Machinery, equipment and computer software	2-7 years
Furniture and fixtures	3-5 years
Leasehold improvements	estimated life or lease term
Buildings	15-50 years

Certain depreciation lives were changed from four to five years beginning March 2, 2001. Consequently, the depreciation charges on these assets were lower by $19.8 million in fiscal 2001 than it would have been using a four-year life.

Property and equipment are evaluated for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. An impairment loss is recognized when estimated undiscounted cash flows expected to result from the use of the asset plus net proceeds expected from disposition of the asset (if any) are less than the carrying value of the asset when an impairment loss is recognized, the carrying amount of the asset is reduced to its estimated fair value.

Goodwill and Intangible Assets: In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 requires goodwill to be tested for impairment on an annual basis and between annual tests in certain circumstances, and written down when impaired, rather than being amortized as previous accounting standards required. Furthermore, SFAS No. 142 requires purchased intangible assets other than goodwill to be amortized over their useful lives unless these lives are determined to be indefinite.

SFAS No. 142 was effective for fiscal years beginning after December 15, 2001; however, Solectron elected to early adopt the accounting standard effective in fiscal 2002. In accordance with SFAS No. 142, Solectron ceased amortizing goodwill, beginning in fiscal 2002.

The following table presents the impact of adopting SFAS No.142 on net loss and net loss per share had the standard been in effect for the all years presented:

	2003	2002	2001

	(in millions, except per-share data)
Continuing Operations:
Reported net loss	$(3,104.9)	$(3,138.1)	$(76.0)
Amortization of goodwill, net of tax	—	—	127.0

Adjusted net income (loss)	$(3,104.9)	$(3,138.1)	$51.0

Reported basic and diluted net loss per share	$(3.75)	$(4.02)	$(0.12)
Adjusted basic and diluted net income (loss) per share	$(3.75)	$(4.02)	$0.08
Discontinued Operations:
Reported net income (loss)	$(357.1)	$27.9	$(47.5)
Amortization of goodwill, net of tax	—	—	—

Adjusted net income (loss)	$(357.1)	$27.9	$(47.5)

Reported basic and diluted net income (loss) per share	$(0.43)	$0.04	$(0.07)
Adjusted basic and diluted net income (loss) per share	$(0.43)	$0.04	$(0.07)

Solectron performs goodwill impairment tests annually during the fourth quarter of their fiscal year and more frequently if an event or circumstance indicates that an impairment loss has occurred. Such events or circumstances may include significant adverse changes in the general business climate, among others. Solectron performs the impairment tests at the reporting unit level, which was determined to be consistent with their business units (as defined in Note 12, “Segment and Geographic Information,” to the consolidated financial statements) except for Technology Solutions and Global Services, which were disaggregated further into two reporting units each resulting in a total of six reporting units. The tests are performed by determining the fair values of the reporting units using a discounted future cash flow model and comparing those fair values to the carrying values of the reporting units, including goodwill. If the fair value of a reporting unit is less than its carrying value, Solectron then allocates the fair value of the unit to all the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit’s fair value was the purchase price to acquire the reporting unit. The excess of the fair value of the reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of the goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess.

Intangible assets consist primarily of supply agreements and intellectual property obtained in asset purchase transactions. These assets are included within other assets within the consolidated balance sheets and are carried at cost less accumulated amortization. Amortization is computed over the estimated useful lives of the respective assets. Intangible assets are evaluated for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. An impairment loss is recognized when estimated undiscounted cash flows expected to result from the use of the asset plus net proceeds expected from disposition of the asset (if any) are less than the carrying value of the asset when an impairment loss is recognized, the carrying amount of the asset is reduced to its estimated fair value.

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

Net Loss Per Share: Basic net loss per share is calculated using the weighted-average number of common shares outstanding during the period. Diluted net loss per share is calculated using the weighted-average number of common shares plus dilutive potential common shares outstanding during the period. Anti-dilutive potential common shares are excluded. Potential common shares consist of stock options that are computed using the treasury stock method and shares issuable upon conversion of Solectron’s outstanding convertible debt computed using the as-if-converted method. Share and per-share data presented reflect all stock splits.

Revenue Recognition: Solectron’s net sales are primarily derived from full product manufacturing services including, but not limited to, printed circuit board, sub-system and complete system assembly, and manufacturing of memory products and embedded systems. Solectron also offers services consisting of repair, warranty and end-customer technical support services. Revenue from manufacturing services and product sales is generally recognized upon shipment of the manufactured product. Revenue from other services is recognized as the services are performed.

Employee Stock Plans: As it is permitted by SFAS No. 123, “Accounting for Stock-Based Compensation,” amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” Solectron accounts for its employee stock plans, which generally consist of fixed stock option plans and an employee stock purchase plan, using the intrinsic value method under APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. In general, as the exercise price of all options granted under these plans is equal to the market price of the underlying common stock on the grant date, no stock-based employee compensation expense is recognized. In certain situations, under these plans, options to purchase shares of common stock may be granted at less than fair market value, which results in compensation expense equal to the difference between the market value on the date of grant and the purchase price. This expense is recognized over the vesting period of the options and included in operations. However, such expense amount has not been significant. The table below sets out the pro forma amounts of net loss and net loss per share from continuing operations that would have resulted for all fiscal years presented, if Solectron accounted for its employee stock plans under the fair value recognition provisions of SFAS No. 123.

	2003	2002	2001

	(in millions, except per-share data)
Net loss as reported	$(3,462.0)	$(3,110.2)	$(123.5)
Stock-based employee compensation expense determined under fair value method, net of tax	(107.0)	(94.7)	(90.9)

Pro forma net loss	$(3,569.0)	$(3,204.9)	$(214.4)

Net loss per share
Basic and diluted – as reported	$(4.18)	$(3.98)	$(0.19)
Basic and diluted – pro forma	$(4.31)	$(4.10)	$(0.33)

For purposes of computing pro forma net loss, the fair value of each option grant and Employee Stock Purchase Plan purchase right is estimated on the date of grant using the Black-Scholes option pricing model. The assumptions used to value the option grants and purchase rights are stated below.

	2003	2002	2001

Expected life of options	3 years	3 years	3.5 years
Expected life of purchase right	6 months	6 months	6 months
Volatility	79%	70%	65%
Risk-free interest rate	0.94% to 2.44%	1.64% to 4.14%	3.40% to 6.34%
Dividend yield	zero	zero	zero

Foreign Currency: For foreign subsidiaries using the local currency as their functional currency, assets and liabilities are translated at exchange rates in effect at the balance sheet date and income and expenses are translated at average exchange rates. In addition, Solectron records adjustments to remeasure dollar denominated loans to subsidiaries that are permanent in nature. The effects of these adjustments are reported in other comprehensive loss. Exchange gains and losses arising from transactions denominated in a currency other than the functional currency of the entity involved and remeasurement adjustments for foreign operations where the U.S. dollar is the functional currency are included in earnings. To date, the effects of such transaction gains and losses and remeasurement adjustments on Solectron’s operations have not been material.

Derivative Instruments: In September 2000, Solectron adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 137, No. 138 and No. 149. All derivative instruments are recorded on the balance sheet at fair value. If the derivative is designated as a cash flow hedge, the effective portion of changes in the fair value of the derivative is recorded in other comprehensive loss and is recognized in the statement of operations when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are immediately recognized in earnings. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings in the current period. For derivative instruments not designated as hedging instruments under SFAS No. 133, changes in fair values are recognized in earnings in the current period.

Recent Accounting Pronouncements: In August 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 requires that the fair value of an asset retirement obligation be recorded as a liability in the period in which it incurs the obligation. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. Adoption of SFAS No. 143 did not have a material impact on Solectron’s consolidated financial statements.

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets,” which supersedes SFAS No. 121. The primary objectives of SFAS No. 144 are to develop one accounting model based on the framework established in SFAS No. 121 for long-lived assets to be disposed of by sale, and to address significant implementation issues identified after the issuance of SFAS No. 121. Adoption of SFAS No. 144 did not have a material impact on Solectron’s consolidated financial statements.

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

In November 2002, the FASB issued Interpretation (FIN) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” which requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantees. It also requires disclosure in interim and annual financial statements of its obligations under certain guarantees it has issued. The initial recognition and measurement provisions of FIN No. 45 are to be applied prospectively to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements for periods ending after December 15, 2002. Adoption of FIN No. 45 did not have a material impact on Solectron’s consolidated financial statements.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” which amends SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Compensation costs attributable to Solectron’s stock option plans and employee stock purchase plan are recognized based on any excess of the quoted market price of the stock on the date of grant over the amount the employee is required to pay to acquire the stock, in accordance with the intrinsic-value method under APB No. 25. Such amount, if any, is expensed over the related time-based vesting period, as appropriate. APB No. 25 does not require options to be expensed when granted with an exercise price equal to fair market value. Solectron adopted the disclosure requirements of SFAS No. 148 during the third quarter of fiscal 2003.

In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities,” which requires variable interest entities, previously referred to as special-purpose entities or off-balance sheet structures, to be consolidated by a company if that company is subject to a majority of the risk of loss from the entity’s activities or is entitled to receive a majority of the entity’s returns or both. The consolidation provisions of FIN No. 46 apply immediately to variable interest entities created after January 31, 2003 and to existing entities in the first fiscal year or interim period beginning after December 15, 2003. Certain disclosure provisions apply in financial statements issued after January 31, 2003. Solectron does not expect this interpretation to have a material impact on its synthetic lease arrangements, as variable interest entities were not used in the transactions.

In April 2003, the FASB issued SFAS No. 149, “Amendments of Statement 133 on Derivative Instruments and Hedging Activities,” which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133. This statement is effective for contracts entered into or modified after June 30, 2003, with certain exceptions, and for hedging relationships designated after June 30, 2003. Adoption of SFAS No. 149 did not have a material impact on Solectron’s consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. Financial instruments that are within the scope of the statement, which previously were often classified as equity, must now be classified as liabilities. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003. Adoption of SFAS No. 150 did not have a material impact on Solectron’s consolidated financial statements.

Reclassifications: Beginning in fiscal 2003, Solectron classified certain expense items differently than in prior periods. Solectron has revised prior period financial information to conform the expense classifications to the current presentation. None of these reclassifications had any impact on net loss or net loss per share for the periods presented. These reclassifications are:

1.	In fiscal 2003, Solectron began reporting other income and expense items as a separate line item rather than including such items in selling, general and administrative expenses. Accordingly, Solectron reclassified other income of $30.5 million from selling, general and administrative expenses to other income-net and $75.7 million of gains on retirement of debt from a separate non-operating line item to other income-net in fiscal 2002. In fiscal 2001, Solectron also reclassified other income of $61.1 million from selling, general and administrative expenses to other income-net.

2.	In fiscal 2003, Solectron classified certain items in cost of sales that in previous periods were included in selling, general and administrative expenses. Accordingly, Solectron reclassified $23.2 million and $52.1 million from selling, general and administrative expenses to cost of sales in fiscal 2002 and 2001, respectively.

NOTE 2. CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

Cash, cash equivalents and short-term investments (related to continuing operations and including restricted amounts) as of August 31, 2003 and 2002, consisted of the following:

	Cash and
	Cash	Short-Term
	Equivalents	Investments

	(in millions)
Fiscal 2003
Cash	$717.3	$19.9
Money market funds	543.5	—
Certificates of deposit	—	—
Market auction securities	—	21.9
U.S. government securities	—	—
Corporate obligations	210.9	5.6
Other	—	—

Total	$1,471.7	$47.4

Fiscal 2002
Cash	$937.7	$—
Money market funds	692.8	—
Certificates of deposit	24.8	11.4
Market auction securities	157.8	75.2
U.S. government securities	30.6	130.4
Corporate obligations	—	73.0
Other	41.7	42.2

Total	$1,885.4	$332.2

Solectron had $65.5 and $235.4 million of restricted cash, cash equivalents and short-term investment as of August 31, 2003 and 2002, respectively. Restricted cash, cash equivalents and short-term investments are restricted as collateral for specified obligations under certain lease agreements and certain interest payments on the 7.25% subordinated ACES debentures due November 15, 2006. Short-term investments are carried at fair market value, which approximates cost. Realized and unrealized gains and losses for the fiscal years ended August 31, 2003 and 2002 were not significant.

NOTE 3. INVENTORIES

Inventories related to continuing operations as of August 31, 2003 and 2002, consisted of:

	2003	2002

	(in millions)
Raw materials	$957.8	$1,298.5
Work-in-process	236.1	228.2
Finished goods	221.0	295.4

Total	$1,414.9	$1,822.1

NOTE 4. PROPERTY AND EQUIPMENT

Property and equipment related to continuing operations as of August 31, 2003 and 2002, consisted of:

	2003	2002

	(in millions)
Land	$57.9	$51.2
Building and improvements	370.2	338.1
Leasehold improvements	112.3	152.5
Factory equipment	896.5	1,202.6
Computer equipment and software	331.1	354.8
Furniture, fixtures, and other	106.1	86.7
Construction-in-process	17.6	34.0

	1,891.7	2,219.9
Less accumulated depreciation and amortization	1,062.7	1,138.6

Net property and equipment	$829.0	$1,081.3

NOTE 5. LINES OF CREDIT

As of August 31, 2003, Solectron had available a $200 million revolving credit facility that expires on February 11, 2004, and a $250 million revolving credit facility that expires on February 14, 2005. Each of the revolving credit facilities is guaranteed by certain domestic subsidiaries and secured by the pledge of domestic accounts receivable, inventory and equipment, the pledge of equity interests in certain subsidiaries and notes evidencing intercompany debt. Borrowings under the credit facilities bear interest, at Solectron’s option, at the London Interbank offering rate (LIBOR) plus a margin of 1.75% based on Solectron’s current senior unsecured debt ratings, or the higher of the Federal Funds Rate plus 1/2 of 1% or Bank of America N.A.’s publicly announced prime rate. As of August 31, 2003, there were no borrowings outstanding under these facilities. Solectron is subject to compliance with certain financial covenants set forth in these facilities including, but not limited to, capital expenditures, consolidated tangible net worth, cash interest coverage, leverage, liquidity, and minimum cash. Prior to the end of the fourth quarter, Solectron obtained waivers to the minimum cash interest coverage ratio covenants. As a result of these waivers, Solectron was in compliance with all applicable covenants as of August 31, 2003.

In addition, Solectron had $41 million in committed and $245 million in uncommitted foreign lines of credit and other bank facilities as of August 31, 2003 related to continuing operations. A committed line of credit obligates a lender to loan Solectron amounts under the credit facility as long the terms of the credit agreement are adhered to. An uncommitted line of credit is extended to us at the sole discretion of a lender. The interest rates range from the bank’s prime lending rate to the bank’s prime rate plus 2.0%. As of August 31, 2003, borrowings and guaranteed amounts were $18 million under committed and $51 million under uncommitted foreign lines of credit. Borrowings are payable on demand. The weighted-average interest rate was 5.4 % for committed and 0.7% for uncommitted foreign lines of credit as of August 31, 2003.

NOTE 6. LONG-TERM DEBT

Long-term debt related to continuing operations at August 31, 2003 and 2002, consisted of:

	2003		2002

	(in millions)
7.25% adjustable conversion-rate equity securities, face value of $1,100.0, fair values of $723.6 and $545.6, due 2006	$1,081.6		$1,072.3
9.625% senior notes, face value of $500.0, fair values of $532.5 and $465.0, due 2009	516.4		497.1
7.375% senior notes, face value of $150.0, fair values of $152.3 and $150.0, due 2006	149.9		149.9
2.75% zero-coupon convertible senior notes, face values of $15.9 and $852.5, fair values of $9.0 in 2003 and $496.1 in 2002, due 2020	10.1		—	*
3.25% zero-coupon convertible senior notes, face values of $1,622.6 and $2,557.1, fair values of $912.7 in 2003 and $1,118.8 in 2002, due 2020	—	**	1,419.7
Other, fair values of $60.2 and $42.2	59.6		42.2

Total long-term debt	$1,817.6		$3,181.2

*As of August 31, 2002, remaining carrying amount of $527 million was classified in short-term debt as the holders of these notes had the right to require Solectron to repurchase them on May 8, 2003. The principal amount not repurchased was reclassified to long-term debt as of August 31, 2003 as the next repurchase date occurs in 2010.

**As of August 31, 2003, remaining carrying amount of $931 million was classified in short-term debt as the holders of these notes have the right to require Solectron to repurchase them on May 20, 2004.

Liquid Yield Option Notes (LYONs)

In November 2000, Solectron issued 2.9 million LYONs at an issue price of $524.78 per note, which resulted in gross proceeds to Solectron of approximately $1.5 billion. These notes are unsecured and unsubordinated indebtedness of Solectron. Solectron will pay no interest prior to maturity. Each note has a yield of 3.25% with a maturity value of $1,000 on November 20, 2020. Each note is convertible to common shares at any time by the holder at a conversion rate of 11.7862 shares per note. Holders may require Solectron to purchase all or a portion of their notes on May 20, 2004, November 20, 2005 and 2010, at prices of $587.46, $616.57 and $724.42 per note, respectively, payable in cash or common stock at the option of Solectron. Also, each holder may require Solectron to repurchase all or a portion of such holder’s notes if a change in control of Solectron occurs on or before May 20, 2004. Solectron, at its option, may redeem all or a portion of the notes at any time on or after May 20, 2004. Solectron is amortizing the issuance cost through May 20, 2004. During fiscal 2002, Solectron repurchased a portion of the LYONs with a carrying amount totaling approximately $183 million for approximately $156 million in cash which resulted in a gain of $27 million. During fiscal 2003, Solectron repurchased a portion of these LYONs with a carrying amount totaling $522 million for $483 million in cash, which resulted in a gain of $39 million. The remaining accreted value of these notes was $931 million as of August 31, 2003 and Solectron may be obligated to purchase these notes on May 20, 2004 for $953 million in cash or common stock or a combination of both.

In May 2000, Solectron issued 4.025 million LYONs at an issue price of $579.12 per note, which resulted in gross proceeds to Solectron of approximately $2.3 billion. These notes are unsecured and unsubordinated indebtedness of Solectron. Solectron will pay no interest prior to maturity. Each note has a yield of 2.75% with a maturity value of $1,000 on May 8, 2020. Each note is convertible at any time by the holder to common shares at a conversion rate of 12.3309 shares per note. Holders were able to require Solectron to purchase all or a portion of their notes on May 8, 2003 and 2010, at prices of $628.57 and $761.00 per note, respectively. Also, each holder was able to require Solectron to repurchase all or a portion of such holder’s notes upon a change in control of Solectron occurring on or before May 8, 2003. Solectron, at its option, may redeem all or a portion of the notes at any time on or after May 8, 2003. Issuance costs were fully amortized as of May 8, 2003. During the first quarter of fiscal 2003, Solectron repurchased a portion of these LYONs with a carrying amount totaling $11 million for $11 million in cash, which resulted in no gain or loss. On March 31, 2003, Solectron announced its intention to repurchase any 2.75% LYONs put to it with cash on May 8, 2003. Accordingly, Solectron repurchased $514 million of these LYONs with cash during the third quarter of fiscal 2003 resulting in no significant gain or loss. During fiscal 2002, Solectron repurchased a portion of these LYONs with a carrying amount totaling approximately $1.9 billion for approximately $1.8 billion in cash which resulted in a gain of $63 million.

During fiscal 2002, Solectron repurchased LYONs, which were issued in January 1999, with a carrying amount totaling approximately $825.5 million for approximately $839.5 million in cash which resulted in a loss of $14.0 million.

Adjustable Conversion-Rate Equity Securities (ACES)

During the second quarter of fiscal 2002, Solectron closed its public offering of $1.1 billion, or 44 million units, of 7.25% ACES. Each ACES unit has a stated amount of $25.00 and consists of (a) a contract requiring the holder to purchase, for $25.00, a number of shares of Solectron common stock to be determined on November 15, 2004, based on the average trading price of Solectron’s common stock at that time and certain specified settlement rates ranging from 2.1597 shares of Solectron’s common stock per purchase contract to 2.5484 shares of Solectron’s common stock per purchase contract (subject to certain anti-dilution adjustments); and (b) a $25 principal amount of 7.25% subordinated debenture due 2006. Solectron received gross proceeds of approximately $1.1 billion from the transaction. Solectron allocated $47 million to the fair value of the stock purchase contracts and recorded this amount in additional paid-in capital. The debentures are held and pledged for Solectron’s benefit to secure the holders’ obligation to purchase Solectron’s common stock on November 15, 2004. On or about August 15, 2004, the ACES debentures will be remarketed and, if the remarketing is successful, the interest rate will be reset at then current rates as described in the indentures and the proceeds from the remarketing will be used to satisfy the holders’ obligation to purchase Solectron’s common stock in November 2004. If the debentures are not successfully remarketed, the interest rate will not be reset and Solectron may use the pledged debentures to satisfy the holders’ obligation to purchase Solectron’s common stock in November 2004. Approximately $20 million of short-term investments as of August 31, 2003 were restricted as collateral related to the obligations for the next quarterly interest payment.

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

The aggregate annual maturities of long-term debt related to continuing operations are as follows (in millions):

Years Ending August 31:

2005	25.2
2006	162.3
2007	1,111.0
2008	0.5
Thereafter	518.6

Total	$1,817.6

NOTE 7. FINANCIAL INSTRUMENTS

Fair Value of Financial Instruments

The fair value of Solectron’s cash, cash equivalents, accounts receivable, accounts payable and borrowings under lines of credit approximates the carrying amount due to the relatively short maturity of these items. The fair value of Solectron’s short-term investments (see Note 2, “Cash, Cash Equivalents and Short-Term Investments”) is determined based on quoted market prices. The fair value of Solectron’s long-term debt (see Note 6, “Long-Term Debt”) is determined based on broker trading prices.

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

Solectron also uses interest rate swaps to hedge its mix of short-term and long-term interest rate exposures resulting from Solectron’s debt obligations. During the third quarter of fiscal 2002, Solectron entered into interest rate swap transactions under which it pays variable rates and receives fixed rates. The interest rate swaps have a total notional amount of $1 billion. $500 million relates to the Company’s $1.1 billion ACES and expires on November 15, 2004 and $500 million relates to the 9.625% $500 million senior notes expiring on February 15, 2009. Under each of these swap transactions, Solectron pays an interest rate equal to the 3-month LIBOR rate plus a fixed spread. In exchange, Solectron receives fixed interest rates of 7.25% on the first $500 million and 9.625% on the second $500 million. These swap transactions effectively replace the fixed interest rates that the Company must pay on a portion of its ACES and all its 9.625% senior notes with variable interest rates. These swaps are designated as fair value hedges under SFAS No. 133. During fiscal 2003, Solectron settled its swaps related to the senior notes and received cash proceeds of approximately $26 million. This gain is being amortized over the remaining life of the senior notes. Solectron also replaced these swaps with similar instruments designated as fair value hedges under SFAS No. 133 during fiscal 2003.

As of August 31, 2003, Solectron had outstanding foreign exchange forward contracts with a total notional amount of approximately $596 million related to continuing operations.

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

Business and Credit Concentrations

Financial instruments that potentially subject Solectron to concentrations of credit risk consist of cash, cash equivalents, short-term investments and trade accounts receivable. Solectron’s short-term investments are managed by recognized financial institutions which follow Solectron’s investment policy. Such investment policy limits the amount of credit exposure in any one issue and requires the investment securities to be investment grade short-term debt instruments. Concentrations of credit risk in accounts receivable resulting from sales to major customers are discussed in Note 13, “Major Customers”. Solectron generally does not require collateral for sales on credit. However, for customers that have limited financial resources, Solectron may require coverage for this risk including standby letters of credit, prepayments and consignment of inventories. Solectron also monitors extensions of credit and the financial condition of its major customers.

NOTE 8. COMMITMENTS AND CONTINGENCIES

Synthetic Leases

During fiscal 2002, Solectron restructured its synthetic lease agreements relating to five manufacturing sites. The synthetic leases have expiration dates in 2007. At the end of the lease term, Solectron has an option, subject to certain conditions, to purchase or to cause a third party to purchase the facilities subject to the synthetic leases for the “Termination Value,” which approximates the lessor’s original cost, or may market the property to a third party at a different price. Solectron is entitled to any proceeds from a sale of the properties to third parties in excess of the Termination Value and liable to the lessor for any shortfall. In connection with its restructuring of these synthetic leases, Solectron provided loans to the lessor equaling approximately 85% of its Termination Value. These loans are repayable solely from the sale of the properties to third parties in the future, are subordinated to the amounts payable to the lessor at the end of the synthetic leases, and may be credited against the Termination Value payable if Solectron purchases the properties. The approximate Termination Values and loan amounts were $125 million and $106 million, respectively, as of August 31, 2003.

In addition, cash collateral of $19 million is pledged for the difference between the Termination Values and the loan amounts. Each lease agreement contains various affirmative and financial covenants. A default under a lease, including violation of these covenants, may accelerate the termination date of the arrangement. Prior to the end of fiscal 2003, Solectron obtained a waiver to the minimum cash interest coverage ratio covenant. As a result of the waiver, Solectron was in compliance with all applicable covenants as of August 31, 2003. Monthly lease payments are generally based on the Termination Value and 30-day LIBOR index (1.1% as of August 31, 2003) plus an interest-rate margin, which may vary depending upon Solectron’s Moody’s Investors’ Services and Standard and Poor’s ratings and are allocated between the lessor and Solectron based on the proportion of the loan amount to the total Termination Value for each synthetic lease.

Solectron accounts for these synthetic lease arrangements as operating leases in accordance with SFAS No. 13, “Accounting for Leases,” as amended. Solectron’s loans to the lessor were included in other long-term assets in the condensed consolidated balance sheet as of August 31, 2003.

If Solectron should determine that it is probable that the expected fair value of the property at the end of the lease term will be less than the Termination Value, any expected loss will be recognized on a straight-line basis over the remaining lease term.

Future Minimum Lease Obligations

Future minimum payments related to continuing operations’ lease obligations, including the synthetic leases discussed above, are $78 million, $35 million, $23 million, $20 million and $17 million in each of the years in the five-year period ending August 31, 2008, and $59 million for periods after that date. Rent expense was $114 million, $127 million and $94 million for the years ended August 31, 2003, 2002 and 2001, respectively. Sublease income did not have a significant impact on these amounts.

Related Party Guarantees

Solectron extends guarantees of $65 million in favor of vendors that supply the company’s subsidiaries. These guarantees have various expiration terms. In addition, Solectron guarantees used and unused lines of credits and debt for its own subsidiaries totaling $286 million as of August 31, 2003. Solectron also guarantees performance of certain subsidiaries in various transactions such as leases totaling $250 million as of August 31, 2003.

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

On September 19, 2002, one of Solectron’s former employees filed a complaint against Solectron in the Superior Court of the State of California, Santa Clara County, asserting two claims for wrongful termination. The case is encaptioned Ronald Sorisho v. Solectron Corporation et al., Case No. CV811243. In the complaint, plaintiff alleges that he was wrongfully terminated by Solectron in supposed retaliation for his alleged efforts to ensure that Solectron timely recognized a charge for excess, obsolete and slow moving inventory in the Technology Solutions business unit. Plaintiff seeks compensatory damages in an amount “not less than $2.5 million” as well as punitive damages. Solectron believes Mr. Sorisho’s claims of wrongful termination are without merit and intends to vigorously defend itself. Solectron filed a motion with the court challenging the sufficiency of Mr. Sorisho’s complaint, and in response to this motion, Mr. Sorisho filed an amended complaint in which he dropped one of his two original wrongful termination claims, but added a new claim for purported defamation based upon statements attributed to Solectron in a news article regarding Mr. Sorisho’s allegations against Solectron. Solectron tendered the defense of the defamation claim to its insurance carrier and the insurance carrier has assumed the defense of the defamation claim, subject to a reservation of rights. Solectron is also continuing to vigorously defend against Mr. Sorisho’s wrongful termination claim.

On March 6, 2003, a putative shareholder class action lawsuit was filed against Solectron and certain of its officers in the United States District Court for the Northern District of California alleging claims under Section 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder. The case is entitled Abrams v. Solectron Corporation et al., Case No. C-03-0986 CRB. The complaint alleged that the defendants issued false and misleading statements in certain press releases and SEC filings issued between September 17, 2001 and September 26, 2002. In particular, plaintiff alleged that the defendants failed to disclose and to properly account for excess and obsolete inventory in the Technology Solutions business unit during the relevant time period. Additional complaints making similar allegations were subsequently filed in the same court, and pursuant to an order entered June 2, 2003, the Court appointed lead counsel and plaintiffs to represent the putative class in a single consolidated action. The Consolidated Amended Complaint, filed September 8, 2003, alleges an expanded class period of June 18, 2001 through September 26, 2002, and purports to add a claim for violation of Section 11 of the Securities Act of 1933 on behalf of a putative class of former shareholders of C-MAC Industries, Inc., who acquired Solectron stock pursuant to the October 19, 2001 Registration Statement filed in connection with Solectron’s acquisition of C-MAC Industries, Inc. In addition, while the initial complaints focused on alleged inventory issues at the Technology Solutions business unit, the Consolidated Amended Complaint adds allegations of inadequate disclosure and failure to properly account for excess and obsolete inventory at the Company’s other business units. The complaint seeks an unspecified amount of damages on behalf of the putative class. Solectron intends to vigorously defend against the consolidated lawsuit. There can be no assurance, however, that the outcome of the lawsuit will be favorable to Solectron or will not have a material adverse effect on Solectron’s business, financial condition and results of operations. In addition, Solectron may be forced to incur substantial litigation expenses in defending this litigation.

On March 21, 2003, Solectron, all of the current members of its Board of Directors, and two former officers, were named as defendants in a shareholder derivative lawsuit entitled Lifshitz v. Cannon et al., Case No. CV815693, filed in the Santa Clara County, California Superior Court. The plaintiff alleged that he should be permitted to pursue litigation, purportedly for the benefit of Solectron, against the individual director and officer defendants for alleged mismanagement and waste of corporate assets during the period from May 2001 to the present, purported breaches of fiduciary duty, “constructive fraud,” “abuse of control,” and alleged violations of the California Corporations Code by certain of the individual defendants who sold some of their Solectron stockholdings during the period from September 2001 through September 2002. On May 19, 2003, Solectron and the individual defendants moved to dismiss the Lifshitz complaint. In the meantime, two substantively identical derivative lawsuits, entitled Schactner v. Cannon, et al., Case No. CV817112, and Nims v. Cannon, et al., Case No. CV817158, were filed in the same Court on May 14 and May 15, respectively. Counsel for the plaintiffs in all three suits subsequently advised the Court that they would be filing a consolidated amended complaint, and accordingly, defendants’ motion to dismiss was taken off calendar pending the filing of the consolidated amended complaint combining the three lawsuits. On June 27, 2003, the plaintiffs served their consolidated amended complaint now alleging that “since January of 1999” all of the current members of Solectron’s Board of Directors, as well as four former officers and directors, purportedly breached their fiduciary duties and participated in or permitted “constructive fraud,” “unjust enrichment,” and alleged violations of the California Corporations Code. The consolidated complaint alleged an unspecified amount of compensatory and punitive damages, and sought the relinquishment of all profits realized by those individual defendants who sold Solectron stock during the relevant period, together with statutory penalties under California Corporations Code section 25402 which plaintiff alleged to be applicable to those sales of Solectron stock. Solectron moved to dismiss the Consolidated Amended Complaint because Solectron does not believe plaintiffs have adequately alleged a basis for plaintiffs to appropriate for themselves the duties of Solectron’s Board of Directors under applicable Delaware law, and believes that the consolidated complaint contains various factual errors and legal deficiencies. On October 7, 2003, the California Superior Court granted Solectron’s motion to dismiss, but granted the plaintiffs an opportunity to try to cure the deficiencies in their Consolidated Amended Complaint through a further amended complaint. Solectron anticipates that the plaintiffs will file a further amended complaint within the next 90 days, after which Solectron expects to seek dismissal of that complaint because Solectron does not believe plaintiffs can show a sufficient basis to allow them to appropriate for themselves the duties of Solectron’s Board of Directors under applicable Delaware law. Solectron may be forced to incur substantial litigation expenses in defending this litigation.

NOTE 9. RETIREMENT PLANS

Solectron has various retirement plans that cover a significant number of its eligible worldwide employees. The Company sponsors a 401(k) Plan to provide retirement benefits for its United States employees. This Plan provides for tax-deferred salary deductions for eligible employees. Employees may contribute between 1% to 15% of their annual compensation to this Plan, limited by an annual maximum amount as determined by the Internal Revenue Service. The Company also makes discretionary matching contributions, which vest immediately, as periodically determined by its Board of Directors. The Company’s matching contributions to this plan related to continuing operations totaled $9 million, $10 million, and $13 million, respectively, in fiscal 2003, 2002 and 2001. In addition, certain of the Company’s non-United States employees are covered by various defined benefit and defined contribution plans. Solectron’s expenses for these plans related to continuing operations totaled $4 million, $3 million and $6 million in fiscal 2003, 2002 and 2001, respectively.

NOTE 10. INCOME TAXES

The components of income taxes (benefit) from continuing operations for the fiscal periods included in this report are as follows:

	2003	2002	2001

Current:
Federal	$21.5	$(186.6)	$11.9
State	3.2	3.5	2.6
Foreign	17.9	17.3	39.2

	42.6	(165.8)	53.7

Deferred:
Federal	464.8	(212.5)	(78.9)
State	63.5	(53.5)	(14.3)
Foreign	10.1	(51.2)	5.3

	538.4	(317.2)	(87.9)

Total	$581.0	$(483.0)	$(34.2)

The overall effective income tax rate (expressed as a percentage of financial statement loss from continuing operations and before income taxes) varied from the United States statutory income tax rate for all fiscal years presented as follows:

	2003	2002	2001

Federal tax rate	35.0%	35.0%	35.0%
State income tax, net of federal tax benefit	(1.7)	0.9	7.0
Income of international subsidiaries taxed at different rates	(1.9)	(0.7)	(47.1)
Tax holiday	0.5	1.6	59.4
Tax exempt interest income	—	—	4.0
Nondeductible goodwill and acquisition costs	(15.9)	(18.2)	(11.1)
Loss for which no benefit is currently realized	(22.3)	(5.5)	(10.6)
Intercompany interest charges	—	—	(4.9)
Change in beginning valuation allowance	(18.2)	—	—
Other	1.5	0.2	(0.7)

Effective income tax rate	(23.0)%	13.3%	31.0%

The tax effects of temporary differences from continuing operations that gave rise to significant portions of deferred tax assets and liabilities as of August 31, 2003 and 2002 were as follows (in millions):

	2003	2002

Deferred tax assets:
Accruals and allowances	$86.4	$240.2
State income tax	52.0	60.6
Acquired intangible assets	487.4	319.5
Depreciation	—	4.4
Net operating loss carryforward and credits	798.3	227.3
Restructuring accruals	34.3	70.7
Other	32.6	—

Deferred tax assets	1,491.0	922.7
Valuation allowance	(1,433.6)	(314.1)

Total deferred tax assets	$57.4	$608.6

Deferred tax liabilities:
Foreign inventories expensed for tax	$—	$(35.2)
Depreciation	(12.6)	—
Realized translation gains	—	(8.0)
Other	—	(5.7)

Total deferred tax liabilities	(12.6)	(48.9)

Net deferred tax assets	$44.8	$559.7

Net deferred tax assets were recorded in other assets in the accompanying consolidated balance sheet.

The Company has U.S. federal net operating loss carryforwards arising from continuing operations in its U.S. consolidated group of approximately $864 million. The net operating loss carryforwards, if not utilized, will expire in 2021 through 2023.

As a result of various business acquisitions, the Company had acquired additional U.S. federal net operating loss carryforwards arising from continuing operations from U.S. subsidiaries totaling approximately $105 million, which will expire if not utilized beginning in 2004 through 2021. The annual utilization of these net operating losses is limited under the “ownership change” provisions of the U.S. Internal Revenue Code.

The Company also has California state net operating losses in its unitary group of approximately $367 million, which will expire if not utilized in 2011 through 2013.

The Company has net operating loss carryforwards in various foreign jurisdictions. A summary of significant foreign net operating loss carryforwards follows (in millions):

Jurisdiction	Amount	Expiration

Brazil	$120.6	Indefinite
Canada	218.6	2004 - 2010
France	279.4	2004 - 2008
Germany	83.9	Indefinite
Ireland	62.7	Indefinite
Japan	82.7	2006 - 2008
Malaysia	81.8	Indefinite
Singapore	71.5	Indefinite
United Kingdom	190.9	Indefinite
Other	240.8	Various

Management has determined that a valuation allowance in the amount of approximately $1.4 billion is required with respect to deferred tax assets. Management believes that it is more likely than not that the remaining deferred tax assets will be realized, principally through carrybacks to taxable income in prior years. In the event the tax benefits relating to the valuation allowance are realized, $14 million of such benefits would reduce goodwill and $13 million would be credited to other comprehensive loss.

Worldwide income (loss) from continuing operations before taxes for all fiscal years presented consisted of the following (in millions):

		2003	2002	2001

U.S		$(305.0)	$(3,872.8)	$(239.7)
Non-U.S		(2,218.9)	251.7	129.5

	Total	$(2,523.9)	$(3,621.1)	$(110.2)

Cumulative undistributed earnings of the international subsidiaries amounted to $630 million as of August 29, 2003, all of which is intended to be permanently reinvested. The amount of deferred income tax liability that would result had such earnings been repatriated is estimated to be approximately $171 million which would be absorbed by a corresponding reversal in valuation allowance.

Solectron has been granted a tax holiday for its Malaysian sites which is effective through July 31, 2011, subject to certain conditions. In addition, Solectron has been granted a tax holiday for certain manufacturing operations in Singapore which is effective through March 2011, subject to certain conditions. Solectron has also been granted various tax holidays in China, which are effective for various terms and are subject to certain conditions. The net impact of these tax holidays was to decrease local country taxes by $45 million ($0.05 per diluted share) in 2003, $37 million ($0.05 per diluted share) in 2002, and $58 million ($0.09 per diluted share) in 2001.

NOTE 11. STOCKHOLDERS’ EQUITY

Stock Repurchase
On September 17, 2001, Solectron’s board of directors authorized a $200 million stock repurchase program. During the first fiscal quarter of 2002, Solectron repurchased 442,200 shares of its common stock at an average price of $10.10 for approximately $4.5 million.

Restricted Stock Awards
During fiscal 2003, Solectron issued restricted stock awards up to 1.4 million shares of common stock to certain eligible executives. These restricted shares are not transferable until fully vested and are subject to the Company Repurchase Option for all unvested shares upon certain early termination events and also subject to accelerated vesting in certain circumstances. Compensation expense resulting from the difference between the market value on the date of the restricted stock award granted and the purchase price is being amortized over the vesting period and is not significant.

Stock Option Plans
Solectron’s stock option plans provide for grants of options to employees to purchase common stock at the fair market value of such shares on the grant date. The options vest over a four-year period beginning generally on the grant date. The term of the options is five years for options granted prior to January 12, 1994, seven years for options granted prior to September 20, 2001, and ten years for options granted thereafter. In connection with the acquisitions of Force, SMART, Bluegum, Centennial Technologies, C-MAC and Iphotonics, Solectron assumed all options outstanding under the related companies’ option plans. Options under these plans generally vest over periods ranging from immediately to five years from the original grant date and have terms ranging from two to ten years. In the table contained herein, these options are considered granted in the year the acquisition occurred. No further options may be granted under these plans.

A summary of stock option activity under the plans for all fiscal years is presented as follows (in millions, except per-share data):

	2003		2002		2001

		Weighted		Weighted		Weighted
	Number	Average	Number	Average	Number	Average
	of	Exercise	of	Exercise	of	Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding, beginning of year	63.2	$18.50	47.9	$22.61	44.1	$17.72
Granted	21.3	3.73	26.1	10.40	14.4	32.98
Exercised	(0.3)	3.54	(3.1)	6.02	(7.0)	8.77
Canceled	(20.2)	16.43	(7.7)	21.92	(3.6)	30.23

Outstanding, end of year	64.0	$14.30	63.2	$18.50	47.9	$22.61

Exercisable , end of year	37.5	$18.20	36.4	$17.64	27.0	$16.53

Weighted-average fair value of options granted during the year		$2.29		$6.97		$17.91

Information regarding the stock options outstanding at August 31, 2003, is summarized in the table below (in millions, except number of years and per-share data).

	Outstanding			Exercisable

		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Range of	Number of	Contractual	Exercise	Number of	Exercise
Exercise Price	Shares	Life	Price	Shares	Price

$0.001 - $3.65	5.0	7.85 years	$2.27	1.8	$1.69
3.77 - 3.77	7.3	9.02 years	3.77	1.6	3.77
3.99 - 4.24	6.5	9.19 years	4.07	1.1	4.09
4.30 - 9.75	6.6	4.61 years	6.29	4.4	6.55
9.98 - 10.29	11.3	7.99 years	10.29	5.4	10.28
10.34 - 13.30	7.8	2.78 years	12.19	7.3	12.27
13.44 - 24.13	7.7	4.92 years	18.57	5.9	18.98
25.21 - 38.13	6.4	3.75 years	33.04	5.7	33.40
39.10 - 51.67	5.4	3.93 years	44.83	4.3	44.78

$0.001 - $51.67	64.0	6.09 years	$14.30	37.5	$18.20

A total of 49.7 million shares of common stock were available for grant under the plans as of August 31, 2003.

An initial option is granted to each new outside member of Solectron’s Board of Directors to purchase 15,000 shares of common stock at the fair value on the date of the grant. On December 1 of each year, each outside member is granted an additional option to purchase 8,000 shares of common stock at the fair market value on such date. These options vest over one year and have a term of seven years.

Employee Stock Purchase Plan

Under Solectron’s Employee Stock Purchase Plan, employees meeting specific employment qualifications are eligible to participate and can purchase shares semi-annually through payroll deductions at the lower of 85% of the fair market value of the stock at the commencement or end of the offering period. The Purchase Plan permits eligible employees to purchase common stock through payroll deductions for up to 10% of qualified compensation. As of August 31, 2003, approximately 18 million shares were available for issuance under the Purchase Plan.

The weighted average fair value of the purchase rights granted by Solectron in fiscal 2003, 2002 and 2001 was $1.37, $5.13, and $12.90, respectively.

NOTE 12. SEGMENT AND GEOGRAPHIC INFORMATION

Through August 31, 2003 Solectron was operated and managed by business unit, and the business units are further managed geographically. Each industry segment had its own executive and support staff. Solectron’s management used an internal management reporting system, which provided financial data to evaluate performance and allocate Solectron’s resources on a business unit and geographic basis. Certain corporate expenses were allocated to these operating segments and were included for performance evaluation. Some amortization expenses were also allocated to these operating segments, but the related intangible assets were not allocated. The accounting policies for the segments are the same as for Solectron taken as a whole. Solectron had four reportable operating segments through August 31, 2003: Global Operations, Technology Solutions, Global Services and MicroSystems.

Beginning in late 2003, Solectron began shifting from a business unit organizational structure to a functionally aligned structure. Upon completion in 2004, Solectron will be organized by key activities important to its customers and its overall business — Worldwide Design and Engineering Services; Worldwide Operations (which includes manufacturing and post-manufacturing services); Worldwide Strategy and Marketing; and Worldwide Sales and Account Management. As Solectron’s existing structure was substantially in place as of August 31, 2003, segments are reported consistent with prior periods. Solectron expects to complete its shift to a functional structure in early fiscal 2004 and will revise its segment disclosures accordingly. Information about the operating segments for continuing operations for all fiscal years presented, was as follows:

	2003	2002	2001

	(in millions)
Net sales:
Global Operations	$8,783.3	$10,056.3	$17,058.3
Technology Solutions	1,335.4	809.1	1,201.1
Global Services	657.1	521.7	309.6
MicroSystems	238.2	184.1	—

	$11,014.0	$11,571.2	$18,569.0

Depreciation and amortization:
Global Operations	$188.7	$264.7	$446.2
Technology Solutions	18.3	25.4	22.1
Global Services	21.5	16.7	10.0
MicroSystems	12.3	5.1	—
Corporate	23.1	41.2	53.2

	$263.9	$353.1	$531.5

Interest income:
Global Operations	$5.4	$25.3	$18.8
Technology Solutions	0.9	1.3	1.9
Global Services	0.4	0.2	0.1
MicroSystems	0.1	0.3	—
Corporate	24.4	42.2	96.1

	$31.2	$69.3	$116.9

Interest expense:
Global Operations	$8.7	$19.0	$19.3
Technology Solutions	0.3	1.2	0.8
Global Services	0.2	0.5	(0.1)
MicroSystems	1.4	0.8	—
Corporate	199.7	220.1	155.6

	$210.3	$241.6	$175.6

Income (loss) before income taxes from continuing operations:
Global Operations	$(2,183.2)	$(3,346.3)	$4.7
Technology Solutions	(10.6)	(91.0)	20.4
Global Services	(65.1)	(14.6)	38.8
MicroSystems	(36.8)	(15.6)	—
Corporate	(228.2)	(153.6)	(174.1)

	$(2,523.9)	$(3,621.1)	$(110.2)

Capital expenditures:
Global Operations	$89.8	$318.2	$448.8
Technology Solutions	7.8	12.9	22.7
Global Services	25.2	24.6	12.3
MicroSystems	7.2	5.4	0.0
Corporate	6.5	34.3	47.5

	$136.5	$395.4	$531.3

Total assets:
Global Operations	$4,091.5	$7,050.3
Technology Solutions	589.4	437.0
Global Services	265.6	383.2
MicroSystems	88.2	104.8
Corporate	1,152.4	2,282.4
Discontinued operations	342.4	756.3

	$6,529.5	$11,014.0

The following enterprise-wide information for all fiscal years presented is provided in accordance with SFAS No. 131. Geographic net sales information reflects the destination of the product shipped. Long-lived assets information is based on the physical location of the asset. The United States accounted for more than 10% of total sales and total assets in the periods presented. Malaysia accounted for more than 10% of total sales. For major customers information, the Company’s operating segments contributed various percentages aggregating up to 10% or more of consolidated net sales for such customers identified in Note 13, “Major Customers”.

	2003	2002	2001

	(in millions)
Net sales derived from:
PCB assembly	$6,455.1	$6,645.7	$13,738.3
Systems build	2,328.2	3,410.6	3,311.3
Technology Solutions products	1,335.4	809.1	1,207.9
Global Services	657.1	521.7	311.5
MicroSystems	238.2	184.1	—

	$11,014.0	$11,571.2	$18,569.0

Geographic net sales:
United States	$3,976.9	$3,946.9	$8,651.1
Malaysia	1,574.0	1,452.5	1,980.4
Latin America and other North America	1,374.1	1,808.7	2,807.7
Europe	1,879.4	2,025.5	3,398.8
Other Asia Pacific	2,209.6	2,337.6	1,731.0

	$11,014.0	$11,571.2	$18,569.0

Long-lived assets:
United States	$490.0	$1,308.8
Europe	260.9	326.6
Asia/Pacific and other	650.8	2,183.8
Discontinued operations	174.0	534.8

	$1,575.7	$4,354.0

NOTE 13. MAJOR CUSTOMERS

Net sales from continuing operations to major customers as a percentage of consolidated net sales were as follows:

	Years Ended August 31

	2003	2002	2001
Hewlett-Packard	12.3%	11.0%	10.6%
Nortel Networks	11.5%	14.5%	11.9%
Cisco Systems	11.4%	11.6%	11.5%
Ericsson	*	*	13.7%

     *less than 10%

Solectron has concentrations of credit risk due to sales to these and other of Solectron’s significant customers. In particular, Nortel Networks accounted for approximately 10% and 16% of total accounts receivable related to continuing operations at August 31, 2003 and 2002, respectively.

NOTE 14. PURCHASE OF ASSETS

Fiscal 2003

On February 3, 2003 Solectron entered into a five-year supply agreement with HP to assemble printed circuit boards and memory modules for HP’s mid- and high-end enterprise servers, as well as other products. In connection with this supply agreement, Solectron paid approximately $5 million to acquire certain operating assets. This transaction was treated as an asset purchase and Solectron allocated the purchase price based on the fair values of the assets acquired and liabilities assumed. The $5 million was allocated to inventory, other assets, property, plant, equipment and intangible assets. In addition, Solectron agreed to pay HP $52 million if HP meets certain minimum revenue targets over the next five years. If and when HP meets these targets, the $52 million will be paid and recorded as a sales rebate.

Solectron also acquired an IBM asset recovery operation in North Carolina and a call and technical support service center in Italy for an aggregate purchase price of approximately $14 million in cash during the second quarter of fiscal 2003.

Fiscal 2002

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

The Company issued approximately 98.8 million shares of its common stock, 52.5 million exchangeable shares of Solectron Global Services Canada Inc., which are exchangeable on a one-to-one basis for Solectron Corporation’s common stock, and 5 million options to purchase Solectron Corporation’s common stock in the transaction. The purchase price was $2,567 million, consisting of stock valued at $2,487 million, stock options valued at $63 million and direct acquisition costs of $22 million reduced by the intrinsic value of unvested stock options of $5 million. The value of the common stock issued was determined based on the average market price of Solectron’s common stock over the five-day period before and after the terms of the acquisition were agreed to and announced.

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

	2002	2001

	(in millions, except per-share data)
Net sales	$12,518.7	$20,475.9
Net loss	$(3,133.7)	$(60.0)
Basic loss per share	$(3.82)	$(0.08)
Diluted loss per share	$(3.82)	$(0.08)

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition (in millions):

Accounts receivable	$277.4
Inventory	362.1
Other current assets	214.5
Property and equipment	186.2
Goodwill	2,143.5
Other intangible assets	25.6
Other long-term assets	44.2

Total assets acquired	$3,253.5

Current liabilities	$(316.5)
Long-term debt	(337.8)
Other long-term liabilities	(32.3)

Total liabilities assumed	$(686.6)

The intangible assets acquired had a fair value of approximately $26 million based on an independent valuation. All the intangible assets resulting from the acquisition are classified under the “other” category of the table of intangible assets presented in Note 17, “Goodwill and Other Intangible Assets”. The weighted-average useful life of these intangible assets is approximately six years. Solectron does not expect these assets to have a residual value upon full amortization.

The $2.1 billion of goodwill resulting from the C-MAC transaction was assigned to the Global Operations, Technology Solutions and MicroSystems business units in the amounts of $2.0 billion, $25 million and $68 million, respectively. Approximately $300 million of these amounts is expected to be deductible for tax purposes.

Other acquisitions

During the first quarter of 2002, Solectron completed its acquisition of Iphotonics, Inc., an optical products manufacturer, for approximately 10.2 million shares of Solectron common stock and 428,000 options to purchase Solectron’s common stock. The purchase price was $125 million, consisting of stock valued at $122 million, stock options valued at $3 million and direct acquisition costs of $1 million. This transaction resulted in goodwill of approximately $105 million within the Global Operations business unit. The value of the common stock issued was determined based on the average market price of Solectron’s common stock over the five-day period before and after the terms of the acquisition were agreed to and announced.

During the first quarter of 2002, Solectron completed its acquisition of Stream International, Inc., a global customer relationship management provider, for approximately $367 million in cash. This transaction resulted in goodwill of approximately $271 million within the Global Services business unit.

During the second quarter of fiscal 2002, Solectron completed its acquisition of Artesyn Solutions, Inc. for approximately $36 million in cash. Artesyn Solutions, Inc. is a provider of extensive repair, refurbishment, logistics and supply-chain management and end-of-life planning services for customers in the computer, printer, storage, server, wireless and consumer electronics sector. This transaction resulted in goodwill of approximately $33 million within the Global Services business unit.

During the third quarter of 2002, Solectron announced the completion of its acquisition of NEC Ibaraki, a provider of manufacturing, fulfillment and demand forecasting services. The purchase price of the acquisition was approximately $17 million in cash. No goodwill resulted from this transaction.

During the fourth quarter of 2002, Solectron completed its acquisition of MDT, a global provider of after-sales services for the communications, computer and electronic storage markets for approximately $70 million in cash. This transaction resulted in goodwill of approximately $86 million within the Global Services business unit.

Pro forma financial information related to Iphotonics, Stream, Artesyn, NEC Ibaraki, and MDT are not provided as their operations were not significant individually or in the aggregate to Solectron as a whole.

Fiscal 2001

NatSteel Electronics Ltd (NEL)

During the second quarter of 2001, Solectron completed its acquisition of NEL, a competitor. Solectron purchased all of the outstanding issued share capital and convertible bonds for $2.3 billion and $122 million, respectively, in cash. The acquisition was accounted for using the purchase method and resulted in goodwill of approximately $2.0 billion within the Global Operations business unit. As part of the acquisition, Solectron gained key manufacturing sites in China, Hungary, Indonesia, Malaysia, Mexico, Singapore and United States.

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

The following unaudited pro forma financial information presents the combined results of operations of Solectron and NEL as if the acquisition had occurred as of the beginning of fiscal 2001. The pro forma financial information does not necessarily reflect the results of operations that would have occurred had Solectron and NEL constituted a single entity during such period.

2001

(in millions, except per-share data)

Net Sales	$19,734.7
Net loss	$(210.1)
Basic loss per share	$(0.33)
Diluted loss per share	$(0.33)

Other acquisitions

During the third quarter of fiscal year 2001, Solectron issued approximately 2.2 million shares of common stock to acquire all of the outstanding capital stock of Centennial. The acquisition, valued at approximately $65 million, was accounted for using the purchase method and resulted in goodwill of approximately $46 million within the Technology Solutions business unit. As a result of the transaction, Solectron gained all of Centennial’s design, manufacturing and marketing capabilities, which include memory module and memory card solutions based on SRAM and flash technologies for OEMs and end-users in markets such as telecommunications, data communications, mobile computing and medical.

During the fourth quarter of fiscal 2001, Solectron completed the acquisition of Shinei, a privately held manufacturer and designer of enclosures for electronics products. The acquisition, valued at approximately $73 million, was accounted for using the purchase method and resulted in goodwill of approximately $63 million within the Global Operations business unit.

Pro forma financial information related to Centennial and Shinei is not provided as their operations were not significant individually or in the aggregate to Solectron as a whole.

NOTE 16. RESTRUCTURING

Beginning in the second quarter of fiscal 2001, Solectron recorded restructuring and impairment costs as it has continued to rationalize operations in light of customer demand declines and the current economic downturn. The measures, which included reducing the workforce, consolidating facilities and changing the strategic focus of a number of sites, was largely intended to align Solectron’s capacity and infrastructure to anticipated customer demand as well as to rationalize its footprint worldwide. The restructuring and impairment costs include employee severance and benefit costs, costs related to leased facilities that will be abandoned and subleased, owned facilities no longer used by us which will be disposed of, costs related to leased equipment that has been or will be abandoned, and impairment of owned equipment that will be disposed of. For owned facilities and equipment, the impairment loss recognized was based on the fair value less costs to sell, with fair value estimated based on existing market prices for similar assets. Severance and benefit costs and other costs associated with restructuring activities initiated prior to January 1, 2003 were recorded in compliance with Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity.” Severance and benefit costs associated with restructuring activities initiated on or after January 1, 2003 are recorded in accordance with SFAS No. 112, “Employer’s Accounting for Postemployment Benefits,” as Solectron concluded that it had a substantive severance plan. For leased facilities that will be abandoned and subleased, the estimated lease loss accrued represents future lease payments subsequent to abandonment less any estimated sublease income. In order to estimate future sublease income, Solectron works with an independent broker to estimate the length of time until it can sublease a facility and the amount of rent it can expect to receive. As of August 31, 2003, the majority of the facilities Solectron plans to sublease have not been subleased and, accordingly, estimates of expected sublease income could change based on factors that affect Solectron’s ability to sublease those facilities such as general economic conditions and the real estate market, among others.

See also Note 17, “Goodwill and Other Intangible Assets,” for discussion of intangible asset and goodwill impairment charges.

Fiscal 2003

The employee severance and benefit costs included in these restructuring charges relate to the elimination of approximately 9,500 full-time positions worldwide and all such positions have been eliminated under this plan. Approximately 57% of the positions eliminated were in the Americas region, 31% were in Europe and 12% were in Asia/Pacific. Facilities and equipment subject to restructuring were primarily located in the Americas and Europe. For leased facilities that will be abandoned and subleased, the lease costs represent future lease payments subsequent to abandonment less estimated sublease income. For owned facilities and equipment, the impairment loss recognized was based on the fair value less costs to sell, with fair value based on estimates of existing market prices for similar assets.

During fiscal 2003, Solecton recorded restructuring and impairment costs of $469.6 million related to continuing operations. The following table summarizes these charges (in millions):

	2003	Nature

Impairment of equipment	$67.4	non-cash
Impairment of facilities	80.0	non-cash
Impairment of other assets	26.9	non-cash

Impairment of equipment, facilities and others	$174.3
Severance and benefit costs	234.0	cash
Loss on leased equipment	2.3	cash
Loss on leased facilities	24.3	cash
Other exit costs	34.7	cash

Total	$469.6

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

During fiscal 2002, we recorded restructuring and impairment costs related to this plan of $615.9 million related to continuing operations. The following table summarizes these charges (in millions):

	2002	Nature

Impairment of equipment	$127.8	non-cash
Impairment of facilities	81.0	non-cash
Impairment of IT software and other assets	162.5	non-cash

Impairment of equipment, facilities and others	$371.3
Severance and benefit costs	119.8	cash
Loss on leased equipment	23.8	cash
Loss on leased facilities	80.3	cash
Other exit costs	20.7	cash

Total	$615.9

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

During fiscal 2001, we recorded restructuring and impairment costs related to this plan of $517.3 million related to continuing operations. The following table summarizes these charges (in millions):

	2001	Nature

Impairment of equipment	$188.2	non-cash
Impairment of facilities	37.7	non-cash
Impairment of other assets	42.2	non-cash

Impairment of equipment, facilities and others	$268.1

Severance and benefit costs	70.0	cash
Loss on leased equipment	117.5	cash
Loss on leased facilities	56.4	cash
Other exit costs	5.3	cash

Total	$517.3

The following table summarizes the continuing operations restructuring accrual activity in all fiscal years presented (in millions):

	Severance	Lease Payments
	and	on	Lease Payments on
	Benefits	Facilities	Equipment	Other	Total

Balance of accrual at September 1, 2000	$—	$—	$—	$—	$—
FY2001 Provison	70.0	56.4	117.5	5.3	249.2
FY2001 Cash payments	(70.0)	(5.5)	(5.0)	(0.9)	(81.4)

Balance of accrual at August 31, 2001	—	50.9	112.5	4.4	167.8
FY2002 Provison	119.8	84.2	30.3	20.7	255.0
FY2002 Provison adjustments	—	(3.9)	(6.5)	—	(10.4)
FY2002 Cash payments	(113.7)	(67.1)	(51.9)	(24.8)	(257.5)

Balance of accrual at August 31, 2002	6.1	64.1	84.4	0.3	154.9
FY2003 Provison	234.0	24.3	2.3	34.7	295.3
FY2003 Provison adjustments	—	1.0	—	—	1.0
FY2003 Cash payments	(166.0)	(51.7)	(57.3)	(24.5)	(299.5)

Balance of accrual at August 31, 2003	$74.1	$37.7	$29.4	$10.5	$151.7

Accruals related to restructuring activities were recorded in accrued expenses in the accompanying consolidated balance sheet.

NOTE 17. GOODWILL AND OTHER INTANGIBLE ASSETS

In July 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually. SFAS No.142 also requires that intangible assets with definite useful lives be amortized over their respective estimated lives to their estimated residual values, and be reviewed for impairment according to SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” Solectron adopted SFAS No. 142 on September 1, 2001.

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

For the transitional goodwill impairment evaluation, SFAS No. 142 required Solectron to perform an assessment of whether there was an indication that goodwill was impaired as of the date of adoption, or step one of the impairment test. To accomplish this, Solectron identified the reporting units to be consistent with the business units as defined in Note 12, “Segment and Geographical Information,” except for the Technology Solutions and Global Services business units which were disaggregated further. Solectron then determined the carrying value of each reporting unit by allocating the assets and liabilities, including the goodwill and intangible assets, to the units as of the date of adoption. Solectron had up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit’s carrying value. If a reporting unit’s carrying amount exceeds its fair value, an indication exists that the reporting unit’s goodwill is impaired and Solectron was required to perform the second step of the transitional impairment test. During the second quarter of fiscal 2002, Solectron performed step one of the transitional test and concluded that there was no impairment and no second step was necessary.

Fiscal 2002

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

In addition, Solectron performed an impairment test of other intangible assets during the fourth quarter fiscal 2002. As a result, Solectron recorded an impairment charge related to a supply agreement with a major customer of approximately $191 million. This impairment occurred due to reduced expectations of sales to be realized under the Company’s supply agreement with that customer and was measured by comparing the intangible asset’s carrying amount to the fair value as determined using a discounted cash flow model.

Fiscal 2003

Primarily due to significant industry and economic trends that continued to negatively affect Solectron’s operations and stock price, Solectron performed a goodwill impairment test according to the provisions of SFAS No. 142 during the third quarter of fiscal 2003 in advance of the Company’s annual test originally scheduled for the fourth quarter of fiscal 2003. This impairment test resulted in an impairment charge of approximately $1.6 billion related to continuing operations and was performed using the same methodology as the annual test performed in the fourth quarter of fiscal 2002.

Upon concluding that a test was necessary, SFAS No. 142 required Solectron to perform an assessment of whether there was an indication that goodwill was impaired. Results of step one indicated that potential impairment existed within the Global Operations reporting unit and one of the Global Services reporting units. Step two of the impairment test resulted in impairments of the entire goodwill balances remaining in both the Global Operations reporting unit and one of the Global Services reporting units. Accordingly, Solectron recorded goodwill impairment charges of approximately $1.6 billion related to Global Operations and $275 million related to Global Services during the third quarter of fiscal 2003. Approximately $293 million of this goodwill impairment is related to discontinued operations for fiscal 2003.

In addition to Solectron’s impairment test performed during the third quarter of fiscal 2003, an additional impairment of approximately $15 million was recognized during the fourth quarter of fiscal 2003. This impairment resulted from a decision to sell an operation currently reported within the Microsystems business unit. The impairment represents the entire amount of goodwill allocated to this operation.

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

Goodwill information for each reportable segment is as follows for the continuing operations (in millions). Any goodwill established in connection with an acquisition that was subsequently considered a discontinued operation is now disclosed in discontinued operations (See Note 18, “Discontinued Operations”).

     Fiscal 2003

	August 31,	Goodwill	Goodwill	August 31,
	2002	Adjustments*	Impairment	2003

Global Operations	$1,591.4	$33.1	$(1,624.5)	$—
Technology Solutions	55.1	(0.3)	—	54.8
Global Services	136.9	(15.5)		121.4
MicroSystems	23.4	1.0	(14.7)	9.7

	$1,806.8	$18.3	$(1,639.2)	$185.9

*Goodwill adjustments were primarily made based on the final appraisal received during the first quarter of fiscal 2003 related to the acquisition of C-MAC. No significant additions resulted from acquisitions during fiscal 2003.

    Fiscal 2002

	August 31,	Goodwill	Goodwill	August 31,
	2001	Acquired	Impairment	2002

Global Operations	$1,910.3	$2,181.1	$(2,500.0)	$1,591.4
Technology Solutions	50.7	4.4	—	55.1
Global Services	8.7	128.2	—	136.9
MicroSystems	—	23.4	—	23.4

	$1,969.7	$2,337.1	$(2,500.0)	$1,806.8

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

Solectron performed impairment tests of other intangible assets in conjunction with its goodwill impairment tests in fiscal 2003 and 2002. As a result, Solectron recorded impairment charges related to supply agreements with major customers of approximately $172 million and $191 million in fiscal 2003 and 2002, respectively. These impairments occurred due to reduced expectations of sales to be realized under Solectron’s supply agreements with these customers and were measured by comparing the intangible assets carrying amounts to the fair values as determined using discounted cash flow models.

The following tables summarize the gross amounts and accumulated amortization for each major class as of August 31, 2003 and 2002:

     Fiscal 2003

		Intellectual
	Supply	Property
	Agreements	Agreements	Other	Total

Gross amount	$228.1	$108.5	$126.1	$462.7
Accumulated amortization	(85.7)	(45.6)	(71.5)	(202.8)
Impairment	(140.4)	—	(31.3)	(171.7)

Carrying value	$2.0	$62.9	$23.3	$88.2

     Fiscal 2002

		Intellectual
	Supply	Property
	Agreements	Agreements	Other	Total

Gross amount	$445.1	$106.4	$148.9	$700.4
Accumulated amortization	(80.7)	(34.6)	(57.8)	(173.1)
Impairment	(191.2)	—	(40.5)	(231.7)

Carrying value	$173.2	$71.8	$50.6	$295.6

Amortization expense related to continuing operations was $31 million, $60 million and $81 million, respectively, in fiscal 2003, 2002 and 2001. The Company expects that its annual amortization expense as required by SFAS No. 142 for these intangibles would be approximately $19 million for each of the next three fiscal years and $17 million for each of the two subsequent fiscal years. Intangible assets are included in other assets in the consolidated balance sheets.

NOTE 18. DISCONTINUED OPERATIONS

During the fourth quarter of fiscal 2003, as a result of a full review of its portfolio of businesses, Solectron committed to a plan to divest a number of business operations that are outside its core competencies and not part of its new strategic plan for the future. Solectron expects to complete the sale of these businesses to third parties within the next fiscal year.

These businesses each qualify as a component of Solectron under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets.” Solectron has reported the results of operations and financial position of these businesses in discontinued operations within the statements of operations and the balance sheets for all periods presented. Each of Solectron’s four reportable segments included one of these businesses. After these businesses are sold, Solectron will not have any significant continuing involvement in these operations.

The results from discontinued operations were as follows:

	Years Ended August 31

	2003	2002	2001

Net sales	$686.4	$705.0	$123.2
Cost of sales	552.8	554.7	121.1

Gross profit	133.6	150.3	2.1
Operating expenses	427.2	104.7	47.7

Operating income (loss)	(293.6)	45.6	(45.6)
Interest income	0.9	0.8	—
Interest expense	(0.6)	(2.5)	(0.4)
Other expense — net	(0.5)	(0.2)	(1.5)

Income (loss) before income taxes	(293.8)	43.7	(47.5)
Income tax expense	63.3	15.8	—

Income (loss) from discontinued operations, net of tax	$(357.1)	$27.9	$(47.5)

In fiscal 2003, approximately $293 million of goodwill impairment included in operating expenses determined in connection with Solectron’s impairment test performed during the third quarter of fiscal 2003 was related to discontinued operations. See Note 17, “Goodwill and Other Intangible Assets,” for further discussion of this impairment test. This goodwill was established in conjunction with acquisitions of businesses in fiscal 2002. See Note 15, “Business Combinations,” for additional information.

Also in fiscal 2003, approximately $54 million was recorded in discontinued operations related to establishing valuation reserves for deferred tax assets. See Note 10 “Income Taxes,” for further discussion of income taxes.

The current and non-current assets and liabilities of discontinued operations as of August 31, 2003 and 2002, were as follows:

	August 31	August 31
	2003	2002

Cash, cash equivalents and short-term investments	$32.3	$32.2
Accounts receivable, net	95.3	118.0
Inventories	33.8	47.9
Prepaid expenses and other current assets	7.0	23.4

Total current assets of discontinued operations	$168.4	$221.5

Net property and equipment	$71.4	$91.7
Goodwill	68.9	357.1
Other assets	33.7	86.0

Total non-current assets of discontinued operations	$174.0	$534.8

Short-term debt	$2.0	$6.2
Accounts payable	29.8	38.2
Accrued employee compensation	23.5	21.6
Accrued expenses	43.6	51.4
Other current liabilities	27.5	8.1

Total current liabilities of discontinued operations	$126.4	$125.5

Total non-current liabilities of discontinued operations	$14.6	$9.8

NOTE 19. NET LOSS PER SHARE

Common shares issuable upon exercise of stock options of 1.2 million, 3.5 million and 14.8 million, respectively, were excluded from the diluted calculation for fiscal years 2003, 2002 and 2001 because the effect was anti-dilutive. The calculations of loss per share for the years ended August 31, 2003, 2002 and 2001 did not include 31.7 million, 57.6 million and 100.5 million common shares, respectively, issuable upon conversion of the LYONs as they would have been anti-dilutive.

In addition, the calculations of loss per share for the years ended August 31, 2003 and 2002 did not include 112.1 million and 78.0 million common shares issuable upon conversion of the Company’s ACES, as the effect would have been anti-dilutive.

INDEPENDENT AUDITORS’ REPORT

The Board of Directors and Stockholders
Solectron Corporation:

We have audited the accompanying consolidated balance sheets of Solectron Corporation and subsidiaries as of August 31, 2003 and 2002, and the related consolidated statements of operations, stockholders’ equity, comprehensive loss, and cash flows for each of the years in the three-year period ended August 31, 2003. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly in all material respects, the financial position of Solectron Corporation and subsidiaries as of August 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended August 31, 2003, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” on September 1, 2001.

/S/ KPMG LLP
Mountain View, California
November 10, 2003

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9a. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. Based on their evaluation, as of the end of the period covered by this report, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”)) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting occurred during the fourth quarter of fiscal year 2003 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by Item 10 regarding our directors, audit committee and audit committee financial expert is incorporated by reference from the information under the captions “Proposal — Election of Directors” and “Corporate Governance” in our definitive Proxy Statement (Notice of Annual Meeting of Stockholders) for the fiscal year ended August 29, 2003 to be held on January 7, 2004 which we will file with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Report. The information required by Item 10 regarding our executive officers appears immediately following Item 4 under Part I of this Report.

We have adopted a code of ethics that applies to our principal executive officer and all members of our finance department, including the principal financial officer and principal accounting officer. This code of ethics, which consists of the “Special Ethics Obligations for Employees with Financial Reporting Responsibilities” section of our Code of Business Conduct and Corporate Governance that applies to employees generally, is posted on our Website. The Internet address for our Website is http://www.solectron.com, and the code of ethics may be found as follows:

1.	From our main Web page, first click on “About Solectron,”

2.	Next, click on “Corporate Governance.”

3.	Finally, click on “Code of Business Conduct and Ethics Guide.”

We intend to satisfy the disclosure requirement under Item 10 of Form 8-K regarding an amendment to, or waiver from, a provision of this code of ethics by posting such information on our website, at the address and location specified above.

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

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is included under the captions “Proposal No. 3:–Ratification of Independent Auditors–Principal Accountant Fees and Services” and “–Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors” in our Proxy Statement related to the 2003 Annual Meeting of Shareholders and is incorporated herein by reference.

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

8-K filed on June 19, 2003 relating to Solectron Corporation’s appointment of former GE executive Marc Onetto to executive vice president of worldwide operations.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 14, 2003.

SOLECTRON CORPORATION

By:	/S/ Michael Cannon

Michael Cannon
President and Chief Executive Officer

Pursuant to the requirements of the Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated:

Signature	Title	Date

President and Chief
/S/ Michael Cannon	Executive Officer (Principal
	Executive Officer)	November 14, 2003
Michael Cannon

Executive Vice President and
/S/ Kiran Patel	Chief Financial Officer
	(Principal Financial Officer)	November 14, 2003
Kiran Patel

/S/ Warren J. Ligan	Corporate Vice President and
	Chief Accounting Officer	November 14, 2003
Warren J. Ligan

/S/ Richard A. D’Amore
	Director	November 14, 2003
Richard A. D’Amore

/S/ Charles A. Dickinson
	Director	November 14, 2003
Charles A. Dickinson

/S/ Heinz Fridrich
	Director	November 14, 2003
Heinz Fridrich

/S/ William A. Hasler
	Director	November 14, 2003
William A. Hasler

/S/ Kenneth E. Haughton
	Director	November 14, 2003
Kenneth E. Haughton, Ph.D.

/S/ Paul R. Low
	Director	November 14, 2003
Paul R. Low, Ph.D.

/S/ C. Wesley M. Scott
	Director	November 14, 2003
C. Wesley M. Scott

/S/ Osamu Yamada
	Director	November 14, 2003
Osamu Yamada

FINANCIAL STATEMENT SCHEDULE

The financial statement Schedule II-VALUATION AND QUALIFYING ACCOUNTS is filed as part of this Form 10-K.

SOLECTRON CORPORATION AND SUBSIDIARIES

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

(amounts in millions)

		Additions

	Balance at	Charged			Balance at
	Beginning	To			End
	of Period	Operations	Acquisitions	(Deductions)	of Period

Description Year ended August 31, 2003: Allowance for doubtful accounts receivable	$86.7	$15.2	$—	$(54.0)	$47.9
Year ended August 31, 2002: Allowance for doubtful accounts receivable	$40.8	$9.2	$47.6	$(10.9)	$86.7
Year ended August 31, 2001: Allowance for doubtful accounts receivable	$8.6	$33.6	$44.1	$(45.5)	$40.8

INDEX TO EXHIBITS

Exhibit
Number	Exhibit Title
3.1 [A]	Certificate of Incorporation of the Registrant, as amended.

3.2	Bylaws of the Registrant, as amended.

3.3 [B]	Certificate of Designation Rights, Preferences and Privileges of Series A Participating Preferred Stock of the Registrant.

4.1 [C]	Supplemental Indenture, dated as of May 8, 2000, by and between the Registrant and State Street Bank and Trust Company of California N.A., as Trustee.

4.2 [D]	Supplemental Indenture, dated as of November 20, 2000, by and between the Registrant and State Street Bank and Trust Company of California N.A., as Trustee.

4.3 [E]	Preferred Stock Rights Agreement, dated as of June 29, 2001, as amended December 3, 2001, by and between the Registrant and EquiServe Trust Company, N.A., as Rights Agent.

4.4 [F]	Senior Debt Securities Indenture, dated as of February 6, 2002, by and between the Registrant and State Street and Trust Company of California, N.A., as Trustee.

4.5 [G]	Subordinated Debt Securities Indenture, dated as of December 27, 2001, by and between the Registrant and State Street Bank and Trust Company of California, N.A., as Trustee.

4.6 [F]	First Supplemental Indenture, dated as of February 6, 2002, by and between the Registrant and State Street Bank and Trust Company of California, N.A., as Trustee.

4.7 [G]	First Supplemental Indenture, dated as of December 27, 2001, by and between the Registrant and State Street Bank and Trust Company of California, N.A., as Trustee.

4.8 [F]	Purchase Contract Agreement, dated as of December 27, 2001, by and between the Registrant and State Street Bank and Trust Company of California, N.A., as purchase contract agent.

4.9 [F]	Pledge Agreement, dated as of December 27, 2001, among the Registrant, U.S. Bank Trust, N.A., as collateral agent, custodial agent, and securities intermediary, and State Street Bank and Trust Company of California, N.A., as purchase contract agent.

4.10 [F]	Pledge Agreement, dated as of December 27, 2001, between the Registrant and State Street Bank and Trust Company of California, N.A., as the Trustee for the holders of the Debentures.

4.11 [H]	Amendment No. 1 made and entered into as of January 8, 2002 to Pledge Agreement dated as of December 27, 2001 between the Registrant and State Street Bank and Trust Company of California, N.A., as the Trustee for the holders of the Debentures.

4.12 [F]	Control Agreement, dated as of December 27, 2001, by and between the Registrant and State Street Bank and Trust Company of California, N.A., as Trustee and as securities intermediary and depository bank.

4.13 [H]	Amendment No. 1 made and entered into as of January 8, 2002 to Control Agreement dated as of December 27, 2001 between the Registrant and State Street Bank and Trust Company of California, N.A., as Trustee and as securities intermediary and depository bank.

10.1 [I]	Form of Indemnification Agreement by and between the Registrant and its officers, directors and certain other employees.

10.2	2003 Employee Stock Purchase Plan.

10.3 [J]	Amended and Restated 1992 Stock Option Plan.

INDEX TO EXHIBITS

Exhibit
Number	Exhibit Title
10.4 [J]	2002 Stock Option Plan.

10.5 [K]	Three-Year facility Credit Agreement, dated as of February 14, 2002, as amended June 18, 2002, August 19, 2003, February 13, 2003 and May 30, 2003, among the Registrant and Goldman, Sachs Credit Partners, L.P., Bank of America, N.A., JP Morgan Chase Bank and The Bank of Nova Scotia.

10.6 [K]	Amended and Restated 364-Day Facility Credit Agreement, dated as of February 13, 2003, as amended M ay 30, 2003, among the Registrant and Goldman, Sachs Credit Partners, L.P., Bank of America, N.A., JP Morgan Chase Bank and The Bank of Nova Scotia.

10.7 [L]	Waiver Agreement, dated as of May 30, 2003, among the Registrant, Goldman Sachs Credit Partners L.P., JP Morgan Chase Bank, The Bank of Novia Scotia, Bank of America, N.A. and certain other lenders.

10.8 [L]	Waiver Agreement, dated as of May 30, 2003, among the Registrant, Bank of America Securities LLC, Goldman Sachs Credit Partners L.P., JP Morgan Chase Bank, The Bank of Novia Scotia, Bank of America, N.A. and other certain lenders.

10.9 [M]	Solectron Corporation Michael Cannon Employment Agreement, entered into as of January 6, 2003.

10.10 [M]	Solectron Corporation Stand–Alone Stock Option Agreement (Michael Cannon), entered into as of January 6, 2003.

10.11 [M]	Solectron Corporation Restricted Stock Purchase Agreement (Michael Cannon), entered into as of January 6, 2003.

10.12	Solectron Corporation Marc Onetto Employment Agreement, entered into as of June 18, 2003.

10.13 [N]	Solectron Corporation Stand-Alone Stock Option Agreement (Marc Onetto), entered into as of June 18, 2003.

10.14 [N]	Solectron Corporation Restricted Stock Purchase Agreement (Marc Onetto), entered into as of July 17, 2003.

10.15	Second Amendment and Waiver, dated as of August 27, 2003, among the Registrant, Bank of America Securities LLC, Goldman Sachs Credit Partners L.P., JP Morgan Chase Bank, The Bank of Nova Scotia, Bank of America, N.A. and other credit lenders.

10.16	Fifth Amendment and Waiver, dated as of August 27, 2003, among the Registrant, Goldman Sachs Credit Partners, L.P., Bank of America, N.A., JP Morgan Chase Bank and the Bank of Nova Scotia.

12.1	Computation of ratios of earnings to fixed charges.

21.1	Subsidiaries of the Registrant.

23.1	Consent of KPMG LLP, Independent Auditors.

31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes–Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Footnotes:

[A]	Incorporated by reference from Exhibit 3.1 filed with the Registrant’s Form 10-Q for the quarter ended February 28, 2001, Exhibit 3.1 filed with the Registrant’s Form 10-Q for the quarter ended February 25,

INDEX TO EXHIBITS

Exhibit
Number	Exhibit Title
2000, and Exhibit 3.1 filed with the Registrant’s Form 10-Q for the quarter ended February 26, 1999.

[B]	Incorporated by reference from Exhibit 3.3 filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended August 31, 2001.

[C]	Incorporated by reference from Exhibit 1.1 of Registrant’s Form 8-K, filed with the Commission on May 16, 2000 (File No. 001-11098)

[D]	Incorporated by reference from Exhibits of Registrant’s Form 8-K, filed with the Commission on November 21, 2000 (File No. 001-11098)

[E]	Incorporated by reference from Exhibit 4.1 of Registrant’s Registration Statement on Form 8-A filed with the Commission on July 13, 2001 (File No. 001-11098), and Exhibit 4.2 to Amendment No. 1 of Form 8-A filed with the Commission on December 4, 2001 (File No. 001-11098)

[F]	Incorporated by reference from Exhibits of Registrant’s Form 8-K, filed with the Commission on February 8, 2002 (File No. 001-11098)

[G]	Incorporated by reference from Exhibits of Registrant’s Form 8-K, filed with the Commission on January 7, 2002 (File No. 001-11098)

[H]	Incorporated by reference from Exhibits of Registrant’s Amendment No. 1 to Form 8-K, filed with the Commission on January 10, 2002 (File No. 001-11098)

[I]	Incorporated by reference from Exhibits of Registrant’s Form 10-K for the year ended August 31, 1997.

[J]	Incorporated by reference from the Exhibit 4.2 of the Registrant’s Registration Statement on Form S–8, filed with the Commission March 8, 2002 (File No. 333-84076)

[K]	Incorporated by reference from Exhibits of Registrant’s Form 10-Q for the quarter ended February 28, 2002, Form 10-Q for the quarter ended May 31, 2002 and Form 10-Q for the quarter ended February 29, 2003.

[L]	Incorporated by reference from Exhibits of Registrant’s Form 10-Q for the quarter ended May 30, 2003.

[M]	Incorporated by reference from Exhibits of Registrant’s Form 10-Q for the quarter ended February 28, 2003.

[N]	Incorporated by reference from Exhibits of Registrant’s Form S-8 filed with the Commission on July 17, 2003.