Form 10-Q
period 2003-11-28
SOLECTRON CORP
filed 2004-01-12
CIK 835541

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 28, 2003

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

     At December 30, 2003, 836,450,051 shares of Common Stock of the Registrant were outstanding (including approximately 30 million shares of Solectron Global Services Canada, Inc., which are exchangeable on a one-to-one basis for the Registrant’s common stock).

SOLECTRON CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SOLECTRON CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions)
(unaudited)

	November 30	August 31
	2003	2003

ASSETS
Current assets:
Cash, cash equivalents and short-term investments	$1,371.8	$1,515.0
Accounts receivable, net	1,591.3	1,389.1
Inventories	1,472.4	1,327.3
Prepaid expenses and other current assets	247.8	270.3
Current assets of discontinued operations	496.0	452.1

Total current assets	5,179.3	4,953.8
Property and equipment, net	773.9	781.9
Goodwill	134.6	134.6
Other assets	416.7	396.3
Long-term assets of discontinued operations	193.2	262.9

Total assets	$6,697.7	$6,529.5

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$959.5	$973.8
Accounts payable	1,500.7	1,266.6
Accrued employee compensation	169.1	161.0
Accrued expenses	313.2	334.9
Other current liabilities	164.0	164.7
Current liabilities of discontinued operations	332.4	333.9

Total current liabilities	3,438.9	3,234.9
Long-term debt	1,832.1	1,817.6
Other long-term liabilities	33.2	32.4
Long-term liabilities of discontinued operations	21.0	22.6

Total liabilities	$5,325.2	$5,107.5

Commitments and contingencies
Stockholders’ equity:
Common stock	0.8	0.8
Additional paid-in capital	6,671.1	6,658.2
Accumulated deficit	(5,160.4)	(5,040.6)
Accumulated other comprehensive losses	(139.0)	(196.4)

Total stockholders’ equity	1,372.5	1,422.0

Total liabilities and stockholders’ equity	$6,697.7	$6,529.5

See accompanying notes to condensed consolidated financial statements.

SOLECTRON CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)
(unaudited)

	Three Months Ended November 30

	2003	2002

Net sales	$2,696.8	$2,668.1
Cost of sales	2,569.3	2,503.1

Gross profit	127.5	165.0
Operating expenses:
Selling, general and administrative	114.7	158.9
Restructuring and impairment costs	27.0	94.5

Operating loss	(14.2)	(88.4)
Interest income	2.4	5.2
Interest expense	(43.9)	(55.3)
Other income - net	6.0	36.2

Operating loss from continuing operations before income taxes	(49.7)	(102.3)
Income tax expense (benefit)	2.5	(35.0)

Net loss from continuing operations	$(52.2)	$(67.3)
Discontinued operations:
Income (loss) from discontinued operations	(67.3)	2.5
Income tax expense	0.3	6.1

Loss from discontinued operations	(67.6)	(3.6)
Net loss	$(119.8)	$(70.9)

Basic and diluted net loss per share
Continuing operations	$(0.06)	$(0.08)
Discontinued operations	(0.08)	(0.01)

Basic and diluted net loss per share	$(0.14)	$(0.09)

Shares used to compute basic and diluted net loss per share	833.6	825.5

See accompanying notes to condensed consolidated financial statements.

SOLECTRON CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in millions)
(unaudited)

	Three Months Ended November 30

	2003	2002

Net loss	$(119.8)	$(70.9)
Other comprehensive income (loss):
Foreign currency translation adjustments	48.7	15.1
Unrealized loss on investments	8.7	(0.3)

Comprehensive loss	$(62.4)	$(56.1)

Accumulated unrealized foreign currency translation losses were $138.0 million at November 30, 2003 and $186.7 million at August 31, 2003. Foreign currency translation adjustments consist of adjustments to consolidate subsidiaries that use the local currency as their functional currency and transaction gains and losses related to intercompany dollar-denominated debt that is not expected to be repaid in the foreseeable future.

See accompanying notes to condensed consolidated financial statements.

SOLECTRON CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Three Months Ended November 30

	2003	2002

Cash flows from operating activities of continuing operations:
Net loss from continuing operations	$(52.2)	$(67.3)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	59.3	67.7
Amortization of debt issuance costs and accretion of discount on notes payable	16.1	24.6
Gain on retirement of debt	—	(34.2)
Change in the carrying value of property and equipment, goodwill and other long-term assets	0.8	13.3
Changes in operating assets and liabilities:
Accounts receivable, net	(202.2)	(76.5)
Inventories	(145.1)	68.2
Prepaid expenses and other current assets	17.9	2.0
Accounts payable	234.1	(17.1)
Accrued expenses and other current liabilities	(43.0)	(39.8)

Net cash used in operating activities of continuing operations	(114.3)	(59.1)

Cash flows from investing activities of continuing operations:
Change in restricted cash and cash equivalents	27.0	87.0
Sales and maturities of short-term investments	11.2	159.0
Purchases of short-term investments	—	(31.9)
Acquisition of manufacturing assets and locations	—	(30.4)
Capital expenditures	(37.0)	(32.7)
Proceeds from sale of property and equipment	25.6	12.0
Advances (to) from discontinued operations	(12.1)	28.5
Supply agreement and other	—	47.1

Net cash provided by investing activities of continuing operations	14.7	238.6

See accompanying notes to condensed consolidated financial statements.

SOLECTRON CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Three Months Ended November 30

	2003	2002

Cash flows from financing activities of continuing operations:
Repurchase of LYONS	—	(182.0)
Net repayment of bank lines of credit and other debt arrangements	(24.4)	(81.7)
Net proceeds from stock issued under option and employee purchase plans	12.6	—
Other	—	29.9

Net cash used in financing activities of continuing operations	(11.8)	(233.8)

Effect of exchange rate changes on cash and cash equivalents	6.3	13.5

Net decrease in cash and cash equivalents	(105.1)	(40.8)
Cash and cash equivalents at beginning of period - continuing operations	1,421.9	1,740.0

Cash and cash equivalents at end of period - continuing operations	$1,316.8	$1,699.2

Cash and cash equivalents at beginning of period - discontinued operations	$36.4	$41.9
Cash provided by (used in) discontinued operations	11.1	(3.4)

Cash and cash equivalents at end of period - discontinued operations	$47.5	$38.5

See accompanying notes to condensed consolidated financial statements.

SOLECTRON CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

NOTE 1 — Basis of Presentation and Recent Accounting Pronouncements

Basis of Presentation

The accompanying financial data as of November 30, 2003 and for the three months ended November 30, 2003 and 2002 has been prepared by Solectron, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The August 31, 2003 condensed consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. However, Solectron believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in Solectron’s Annual Report on Form 10-K for the fiscal year ended August 31, 2003.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of financial position as of November 30, 2003, the results of operations, comprehensive loss and cash flows for the three months ended November 30, 2003 and 2002 have been made. The results of operations for the three months ended November 30, 2003 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

Solectron’s first quarters of fiscal 2004 and 2003 ended on November 28, 2003 and November 29, 2002, respectively. Solectron’s fiscal year ended on August 29, 2003. For clarity of presentation, Solectron has indicated its first quarters as having ended on November 30 and its fiscal year as having ended on August 31.

Reclassification: Beginning in the first quarter of fiscal 2004, Solectron classified research and development costs differently than in prior periods. Solectron now classifies research and development costs as selling, general and administrative expense. Previously, research and development costs was a separate line item on the condensed consolidated statements of operations. Solectron has revised prior period financial information to conform the expense classifications to the current presentation. Selling, general and administrative expense now includes $4.8 million and $6.7 million of research and development expenses for the first quarters of fiscal 2004 and 2003, respectively. This reclassification did not impact operating loss, net loss or net loss per share for the periods presented.

Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation (“FIN”) No. 46, “Consolidation of Variable Interest Entities,” which requires variable interest entities, previously referred to as special-purpose entities or off-balance sheet structures, to be consolidated by a company if that company is subject to a majority of the risk of loss from the entity’s activities or is entitled to receive a majority of the entity’s returns or both. The consolidation provisions of FIN No. 46 apply immediately to variable interest entities created after January 31, 2003 and to existing entities in the first fiscal year or interim period beginning after December 15, 2003. Certain disclosure provisions apply in financial statements issued after January 31, 2003. Solectron does not expect this interpretation to have a material impact on its synthetic lease arrangements, as variable interest entities were not used in the transactions.

NOTE 2 — Stock-Based Compensation

Employee Stock Plans: As it is permitted by Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” amended by SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure,” Solectron accounts for its employee stock plans, which generally consist of fixed stock option plans and an employee stock purchase plan, using the intrinsic value method under APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. In general, where the exercise price of options granted under these plans is equal to the market price of the underlying common stock on the grant date, no stock-based employee compensation expense is recognized. In certain situations, under these plans, options to purchase shares of common stock may be granted at less than fair market value, which results in compensation expense equal to the difference between the market value on the date of grant and the purchase price. This expense is recognized over the vesting period of the options and included in operations. However, such expense amount has not been significant. The table below sets out the pro forma amounts of net loss and net loss per share that would have resulted for all fiscal periods presented, if Solectron accounted for its employee stock plans under the fair value recognition provisions of SFAS No. 123.

	Three Months Ended November 30

	2003	2002

	(in millions, except per share data)
Net loss, as reported	$(119.8)	$(70.9)
Stock-based employee compensation expense determined under fair value method, net of related tax effects	(16.4)	(31.2)

Pro forma net loss	$(136.2)	$(102.1)

Net loss per share:
Basic and diluted - as reported	$(0.14)	$(0.09)
Basic and diluted - pro forma	$(0.16)	$(0.12)

The stock-based employee compensation expense determined under the fair value method, net of related tax effects, included $2.9 million and $4.4 million of expense relating to discontinued operations during the three months ended November 30, 2003 and November 30, 2002, respectively.

For purposes of computing pro forma net loss, the fair value of each option grant and Employee Stock Purchase Plan purchase right is estimated on the date of grant using the Black-Scholes option pricing model. The assumptions used to value the option grants and purchase rights are stated below.

	Three Months Ended November 30

	2003	2002

Expected life of options	3 years	3 years
Expected life of purchase right	6 months	6 months
Volatility	78%	80%
Risk-free interest rate	1.02% to 2.45%	1.30% to 2.32%
Dividend yield	zero	zero
Weighted average fair value of grants	$5.13	$3.58

During fiscal 2003, Solectron provided a restricted stock award to certain eligible executives. During the three months ended November 30, 2003 and 2002, compensation expense related to the restricted stock awards amounted to approximately $0.6 million and $0, respectively.

NOTE 3 — Inventories

Inventories related to continuing operations as of November 30, 2003 and August 31, 2003, consisted of (in millions):

	November 30	August 31
	2003	2003

Raw materials	$964.1	$906.4
Work-in-process	251.0	220.4
Finished goods	257.3	200.5

Total	$1,472.4	$1,327.3

NOTE 4 — Commitments and Contingencies

Lease Obligations

During fiscal 2002, Solectron restructured its synthetic lease agreements relating to four manufacturing sites. The synthetic leases have expiration dates in 2007. At the end of the lease terms, Solectron has an option, subject to certain conditions, to purchase or to cause a third party to purchase the facilities subject to the synthetic leases for the “Termination Value,” which approximates the lessor’s original cost, or may market the property to a third party at a different price. Solectron is entitled to any proceeds from a sale of the properties to third parties in excess of the Termination Value and liable to the lessor for any shortfall. In connection with its restructuring of these synthetic leases, Solectron provided loans to the lessor equaling approximately 85% of its Termination Value. These loans are repayable solely from the sale of the properties to third parties in the future, are subordinated to the amounts payable to the lessor at the end of the synthetic leases, and may be credited against the Termination Value payable if Solectron purchases the properties. The approximate Termination Values and loan amounts were $102 million and $86 million, respectively, as of November 30, 2003.

In addition, cash collateral of $16 million is pledged for the difference between the Termination Values and the loan amounts. Each lease agreement contains various affirmative and financial covenants. A default under a lease, including violation of these covenants, may accelerate the termination date of the arrangement. Prior to the end of the first quarter of fiscal 2004, we amended the minimum cash interest coverage ratio covenant for each of the lease agreements. As a result of these amendments, Solectron was in compliance with all applicable covenants as of November 30, 2003. Monthly lease payments are generally based on the Termination Value and 30-day LIBOR index (1.17% as of November 30, 2003) plus an interest-rate margin, which may vary depending upon Solectron’s Moody’s Investors’ Services and Standard and Poor’s ratings and are allocated between the lessor and Solectron based on the proportion of the loan amount to the total Termination Value for each synthetic lease.

Solectron accounts for these synthetic lease arrangements as operating leases in accordance with SFAS No. 13, “Accounting for Leases,” as amended. Solectron’s loans to the lessor and cash collateral were included in other long-term assets and cash, cash equivalents and short-term investments, respectively, in the condensed consolidated balance sheets.

If Solectron should determine that it is probable that the expected fair value of the property at the end of the lease term will be less than the Termination Value, any expected loss will be recognized on a straight-line basis over the remaining lease term.

Future minimum payments for operating lease obligations related to continuing operations, including the synthetic leases discussed above, are $54 million (for the remaining nine months of fiscal 2004), $28 million, $17 million, $15 million, and $14 million for each of the years in the four-year period ending August 31, 2008 and an aggregate of $51 million for all years subsequent to August 31, 2008 combined.

Legal Proceedings

Solectron is from time to time involved in various litigation and legal matters, including those described below. By describing the particular matters set forth below, Solectron does not intend to imply that the Company or its legal advisors have concluded or believe that the outcome of any of those particular matters is or is not likely to have a material adverse impact upon Solectron’s business or consolidated financial condition.

On September 19, 2002, one of Solectron’s former employees filed a complaint against Solectron in the Superior Court of the State of California, Santa Clara County, asserting two claims for wrongful termination. The case is encaptioned Ronald Sorisho v. Solectron

Corporation et al., Case No. CV811243. In the complaint, plaintiff alleges that he was wrongfully terminated by Solectron in supposed retaliation for his alleged efforts to ensure that Solectron timely recognized a charge for excess, obsolete and slow moving inventory in the Technology Solutions business unit. Plaintiff’s complaint seeks compensatory damages in an amount “not less than $2.5 million” as well as punitive damages. Solectron believes Mr. Sorisho’s claims of wrongful termination are without merit and intends to vigorously defend itself. Solectron filed a motion with the court challenging the sufficiency of Mr. Sorisho’s complaint, and in response to this motion, Mr. Sorisho filed an amended complaint in which he dropped one of his two original wrongful termination claims, but added a new claim for purported defamation based upon statements attributed to Solectron in a news article regarding Mr. Sorisho’s allegations against Solectron. Solectron tendered the defense of the defamation claim to its insurance carrier and the insurance carrier has assumed the defense of the defamation claim, subject to a reservation of rights. Solectron is also continuing to vigorously defend against Mr. Sorisho’s wrongful termination claim.

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

On March 21, 2003, Solectron, all the current members of its Board of Directors, and two former officers, were named as defendants in a shareholder derivative lawsuit entitled Lifshitz v. Cannon et al., Case No. CV815693, filed in the Santa Clara County, California Superior Court. The plaintiff alleged that he should be permitted to pursue litigation, purportedly for the benefit of Solectron, against the individual director and officer defendants for alleged mismanagement and waste of corporate assets during the period from May 2001 to the present, purported breaches of fiduciary duty, “constructive fraud,” “abuse of control,” and alleged violations of the California Corporations Code by certain of the individual defendants who sold some of their Solectron stockholdings during the period from September 2001 through September 2002. On May 19, 2003, Solectron and the individual defendants moved to dismiss the Lifshitz complaint. In the meantime, two substantively identical derivative lawsuits, entitled Schactner v. Cannon, et al., Case No. CV817112, and Nims v. Cannon, et al., Case No. CV817158, were filed in the same Court on May 14 and May 15, respectively. Counsel for the plaintiffs in all three suits subsequently advised the Court that they would be filing a consolidated amended complaint, and accordingly, defendants’ motion to dismiss was taken off calendar pending the filing of the consolidated amended complaint combining the three lawsuits. On June 27, 2003, the plaintiffs served their consolidated amended complaint now alleging that “since January of 1999” all of the current members of Solectron’s Board of Directors, as well as four former officers and directors, purportedly breached their fiduciary duties and participated in or permitted “constructive fraud,” “unjust enrichment,” and alleged violations of the California Corporations Code. The consolidated complaint alleged an unspecified amount of compensatory and punitive damages, and sought the relinquishment of all profits realized by those individual defendants who sold Solectron stock during the relevant period, together with statutory penalties under California Corporations Code section 25402 which plaintiff alleged to be applicable to those sales of Solectron stock. Solectron moved to dismiss the Consolidated Amended Complaint because Solectron does not believe plaintiffs have adequately alleged a basis for plaintiffs to appropriate for themselves the duties of Solectron’s Board of Directors under applicable Delaware law, and believes that the consolidated complaint contains various factual errors and legal deficiencies. On October 7, 2003, the California Superior Court granted Solectron’s motion to dismiss, but granted the plaintiffs an opportunity to try to cure the deficiencies in their Consolidated Amended Complaint through a further amended complaint. Solectron anticipates that the plaintiffs will file a further amended complaint within the next 60 days, after which Solectron expects to seek dismissal of that complaint because Solectron does not believe plaintiffs can show a sufficient basis to allow them to appropriate for themselves the duties of Solectron’s Board of Directors under applicable Delaware law. Solectron may be forced to incur substantial litigation expenses in defending this litigation.

NOTE 5 — Segment Information and Geographic Information

SFAS No. 131 “Disclosure about Segments of an Enterprise and Related Information” established standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports issued to stockholders. It also established standards for related disclosures about products and services, geographic areas and major customers. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance.

Following a comprehensive review of its business strategy, Solectron realigned from a business unit structure to a more integrated organizational structure. Previously, the Company had the following four reportable operating segments: Global Operations, Technology Solutions, Global Services and MicroSystems. The Company is now organized into one operating unit, Worldwide Operations, to deliver integrated solutions to its customers. Worldwide Operations consists of worldwide manufacturing and post-manufacturing services and is supported by the following functions – Worldwide Design and Engineering Services; Worldwide Sales and Account Management; Worldwide Strategy and Marketing; Finance; and Human Resources. Consistent with Solectron’s business strategy, Solectron is in the process of divesting a majority of the assets in the previous Global Services, Technology Solutions and MicroSystems operating segments. These assets being divested are reported as discontinued operations.

Solectron’s chief operating decision maker is the Chief Executive Officer. As a result of Solectron’s organizational realignment, the Chief Executive Officer evaluates financial information on a company-wide basis for purposes of making decisions and assessing financial performance. Accordingly, Solectron revised its presentation of operating and reportable segments from four to one to reflect how the Company now manages its business.

Geographic information for continuing operations as of and for the periods presented is as follows (in millions):

	November 30	August 31
	2003	2003

Long-term assets:
United States	$459.9	$428.7
Other North and Latin America	253.8	265.3
Europe	206.6	219.8
Asia Pacific	404.9	399.0

	$1,325.2	$1,312.8

	Three Months Ended November 30

	2003	2002

Geographic net sales:
United States	$763.4	$869.8
Other North and Latin America	382.5	388.8
Europe	435.3	456.3
Malaysia	395.1	321.6
China	368.9	273.6
Other Asia Pacific	351.6	358.0

	$2,696.8	$2,668.1

Certain customers accounted for 10% or more of our net sales. The following table includes these customers and the percentage of net sales attributed to them:

	Three Months Ended November 30

	2003	2002

Nortel Networks	10.6%	12.8%
Cisco Systems	11.4%	10.4%

NOTE 6 — Long-Term Debt

Liquid Yield Option Notes (LYONs)

In November 2000, Solectron issued 2.9 million LYONs at an issue price of $524.78 per note, which resulted in gross proceeds to Solectron of approximately $1.5 billion. These notes are unsecured and unsubordinated indebtedness of Solectron. Solectron will pay no interest prior to maturity. Each note has a yield of 3.25% with a maturity value of $1,000 on November 20, 2020. Each note is convertible to common shares at any time by the holder at a conversion rate of 11.7862 shares per note. Holders may require Solectron to purchase all or a portion of their notes on May 20, 2004, November 20, 2005 and 2010, at prices of $587.46, $616.57 and $724.42 per note, respectively, payable in cash or common stock at the option of Solectron. Also, each holder may require Solectron to repurchase all or a portion of such holder’s notes if a change in control of Solectron occurs on or before May 20, 2004. Solectron, at its option, may redeem all or a portion of the notes at any time on or after May 20, 2004. Solectron is amortizing the issuance cost through May 20, 2004. During the first quarter of fiscal 2004, Solectron did not repurchase any portion of these notes. The accreted value of these notes was $939 million as of November 30, 2003 and Solectron may be obligated to purchase these notes on May 20, 2004 for $953 million in cash or common stock or a combination of both. Accordingly, the carrying amount of $939 million was classified as short-term debt as of November 30, 2003.

Adjustable Conversion-Rate Equity Securities (ACES)

During the second quarter of fiscal 2002, Solectron closed its public offering of $1.1 billion, or 44 million units, of 7.25% ACES. Each ACES unit has a stated amount of $25.00 and consists of (a) a contract requiring the holder to purchase, for $25.00, a number of shares of Solectron common stock to be determined on November 15, 2004, based on the average trading price of Solectron’s common stock at that time and certain specified settlement rates ranging from 2.1597 shares of Solectron’s common stock per purchase contract to 2.5484 shares of Solectron’s common stock per purchase contract (subject to certain anti-dilution adjustments); and (b) a $25 principal amount of 7.25% subordinated debenture due 2006. Solectron received gross proceeds of approximately $1.1 billion from the transaction. Solectron allocated $46.9 million to the fair value of the purchase contracts and recorded this amount in additional paid-in capital. The debentures initially were held and pledged for Solectron’s benefit to secure the holders’ obligation to purchase Solectron’s common stock on November 15, 2004. On or about August 15, 2004, the ACES debentures will be remarketed and, if the remarketing is successful, the interest rate will be reset at then current rates as described in the indentures and the proceeds from the remarketing will be used to satisfy the holders’ obligation to purchase Solectron’s common stock in November 2004. If the debentures are not successfully remarketed, the interest rate will not be reset and Solectron may use the pledged debentures to satisfy the holders’ obligation to purchase Solectron’s common stock in November 2004. As of November 30, 2003, the entire carrying amount of these ACES of $1.1 billion was classified as long-term debt.

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

Solectron obtained amendments related to the minimum cash interest coverage ratio covenants applicable to various debt and lease agreements and as a result of such waivers, Solectron was in compliance with all applicable covenants as of November 30, 2003.

NOTE 7 — Derivative Instruments

Solectron enters into foreign exchange forward contracts intended to reduce the short-term impact of foreign currency fluctuations on foreign currency receivables, investments and payables. The gains and losses on the foreign exchange forward contracts are intended to largely offset the transaction gains and losses on the foreign currency receivables, investments, and payables recognized in earnings. Solectron does not enter into foreign exchange forward contracts for speculative purposes. Solectron’s foreign exchange forward contracts related to current assets and liabilities are generally three months or less in original maturity.

As of November 30, 2003, Solectron had outstanding foreign exchange forward contracts with a total notional amount of approximately $655 million related to continuing operations.

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

NOTE 8 — Intangible Assets

The Company’s intangible assets, which are classified in other assets in the condensed consolidated balance sheets, are categorized into three main classes: supply agreements, intellectual property agreements and other. The intellectual property agreements resulted from Solectron’s acquisitions of various IBM facilities. The other intangible assets consist of miscellaneous acquisition related costs from Solectron’s various asset purchases.

The following tables summarize the gross amounts and accumulated amortization for each main class as of November 30, 2003 and August 31, 2003 (in millions):

November 30, 2003:

	Supply	Intellectual Property
	Agreements	Agreements	Other	Total

Gross amount	$228.1	$108.5	$126.7	$463.3
Accumulated amortization	(85.8)	(48.5)	(73.2)	(207.5)
Prior year impairment	(140.4)	—	(31.3)	(171.7)

Carrying value	$1.9	$60.0	$22.2	$84.1

August 31, 2003:

	Supply	Intellectual Property
	Agreements	Agreements	Other	Total

Gross amount	$228.1	$108.5	$126.1	$462.7
Accumulated amortization	(85.7)	(45.6)	(71.5)	(202.8)
Impairment	(140.4)	—	(31.3)	(171.7)

Carrying value	$2.0	$62.9	$23.3	$88.2

The Company expects that its annual amortization expense, reportable as required by SFAS No. 142 for these intangibles, would be approximately $19.0 million for each of the next three fiscal years and $15.9 million for each of the two subsequent fiscal years. Amortization expense for the first quarter of fiscal 2004 was $4.7 million.

NOTE 9 — Discontinued Operations

During the fourth quarter of fiscal 2003 and first quarter of fiscal 2004, as a result of a full review of its portfolio of businesses, Solectron committed to a plan to divest a number of business operations that are outside its core competencies. These businesses are Dy 4 Systems Inc., Kavlico Corporation, C-MAC Microtechnology Holdings Inc., Smart Modular Technologies Inc., Stream International Inc., our 65% interest in US Robotics Corporation, and one additional company that will be disclosed when it is further along in the divestiture process. The divestitures of these companies will allow Solectron to offer a more focused and integrated set of supply chain solutions for its customers.

These businesses each qualify as a discontinued operation component of Solectron under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Solectron has reported the results of operations and financial position of these businesses in discontinued operations within the statements of operations and the balance sheets for all periods presented. In addition, Solectron has excluded the cash flow activity from these businesses from the statements of cash flows for all periods presented. After these businesses are sold, Solectron will not have any significant continuing involvement in these operations.

The results from discontinued operations were as follows (in millions):

	Three Months Ended November 30

	2003	2002

Net sales	$535.7	$468.5
Cost of sales	470.6	396.9

Gross profit	65.1	71.6
Operating expenses	128.3	72.8

Operating loss	(63.2)	(1.2)
Interest income	0.7	5.0
Interest expense	(0.5)	(1.2)
Other expense - net	(4.3)	(0.1)

Income (loss) before income taxes	(67.3)	2.5
Income tax expense	0.3	6.1

Loss from discontinued operations, net of tax	$(67.6)	$(3.6)

The current and non-current assets and liabilities of discontinued operations as of November 30, 2003 and August 31, 2003, were as follows (in millions):

	November 30	August 31
	2003	2003

Cash, cash equivalents and short-term investments	$47.5	$36.4
Accounts receivable, net	295.1	276.2
Inventories	137.5	121.4
Prepaid expenses and other current assets	15.9	18.1

Total current assets of discontinued operations	$496.0	$452.1

Property and equipment, net	$94.8	$126.5
Goodwill	74.0	112.2
Other assets	24.4	24.2

Total non-current assets of discontinued operations	$193.2	$262.9

Short-term debt	$5.7	$6.1
Accounts payable	181.2	168.1
Accrued employee compensation	30.2	41.4
Accrued expenses	44.0	55.2
Other current liabilities	71.3	63.1

Total current liabilities of discontinued operations	$332.4	$333.9

Total non-current liabilities of discontinued operations	$21.0	$22.6

NOTE 10 — Restructuring and Impairment

Beginning in the second quarter of fiscal 2001, Solectron recorded restructuring and impairment costs as it rationalized operations in light of customer demand declines and the economic downturn. The measures, which included reducing the workforce, consolidating facilities and changing the strategic focus of a number of sites, was largely intended to align Solectron’s capacity and infrastructure to anticipated customer demand as well as to rationalize its footprint worldwide. The restructuring and impairment costs include employee severance and benefit costs, costs related to leased facilities that will be abandoned and subleased, owned facilities no longer used by us which will be disposed of, costs related to leased equipment that has been or will be abandoned, and impairment of owned equipment that will be disposed of. For owned facilities and equipment, the impairment loss recognized was based on the fair value less costs to sell, with fair value estimated based on existing market prices for similar assets. Severance and benefit costs and other costs associated with restructuring activities initiated prior to January 1, 2003 were recorded in compliance with Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity.” Severance and benefit costs associated with restructuring activities initiated on or after January 1, 2003 are recorded in accordance with SFAS No. 112, “Employer’s Accounting for Postemployment Benefits,” as Solectron concluded that it had a substantive severance plan. For leased facilities that will be abandoned and subleased, the estimated lease loss accrued represents future lease payments subsequent to abandonment less any estimated sublease income. In order to estimate future sublease income, Solectron works with an independent broker to estimate the length of time until it can sublease a facility and the amount of rent it can expect to receive. Estimates of expected sublease income could change based on factors that affect Solectron’s ability to sublease those facilities such as general economic conditions and the real estate market, among others.

The following summarizes Solectron’s restructuring charges:

Three months ended November 30, 2003 and 2002

During the three months ended November 30, 2003, Solectron recorded restructuring and impairment costs of $27 million relating to continuing operations. The following table summarizes restructuring charges included in the accompanying condensed consolidated statements of operations (in millions):

	Three Months Ended November 30

	2003	2002	Nature

Impairment of equipment and facilities	$(2.5)	$12.1	non-cash
Severance and benefit costs	10.1	61.2	cash
Loss on leased equipment	0.3	2.9	cash
Loss on leased facilities	4.5	6.5	cash
Other exit costs	14.6	11.8	cash

Total	$27.0	$94.5

During the three months ended November 30, 2003 certain equipment and facilities were reclassified from held for sale to held-and-used.

The employee severance and benefit costs included in the restructuring charges recorded in the first quarter of fiscal 2004 related to approximately 850 full-time positions worldwide, all of which have been eliminated. Approximately 68% of the positions were in the Americas region, 24% were in Europe and 8% were in Asia/Pacific.

Fiscal 2003 and 2002

The following table summarizes restructuring charges relating to continuing operations recorded in fiscal 2003 and 2002 (in millions):

	Years ended August 31

	2003	2002	Nature

Impairment of equipment	$67.4	$127.8	non-cash
Impairment of facilities	80.0	81.0	non-cash
Impairment of other long-lived assets	26.9	162.5	non-cash

Impairment of equipment, facilities and other	$174.3	$371.3
Severance and benefit costs	$234.0	$119.8	cash
Loss on leased equipment	2.3	23.8	cash
Loss on leased facilities	24.3	80.3	cash
Other exit costs	34.7	20.7	cash

Total	$469.6	$615.9

The employee severance and benefit costs included in the restructuring charges recorded in fiscal 2003 relate to the elimination of approximately 9,500 full-time positions worldwide and all such positions have now been eliminated under this plan. Approximately 57% of the positions eliminated were in the Americas region, 31% were in Europe and 12% were in Asia/Pacific. Facilities and equipment subject to restructuring were primarily located in the Americas and Europe. For leased facilities that will be abandoned and subleased, the lease costs represent future lease payments subsequent to abandonment less estimated sublease income. For owned facilities and equipment, the impairment loss recognized was based on the fair value less costs to sell, with fair value based on estimates of existing market prices for similar assets.

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

The following table summarizes the restructuring accrual balance for continuing operations as of November 30, 2003 (in millions):

	Severance	Lease Payments	Lease Payments	Other Exit
	and Benefits	on Facilities	on Equipment	Costs	Total

Balance of accrual at August 31, 2003	$73.1	$32.5	$29.3	$10.5	$145.4
Q1FY2004 Provison	10.1	4.5	0.3	14.6	29.5
Q1FY2004 Cash payments	(23.5)	(1.3)	(8.8)	(16.9)	(50.5)

Balance of accrual at November 30, 2003	$59.7	$35.7	$20.8	$8.2	$124.4

NOTE 11 — Loss Per Share Calculation

The calculation of loss per share for the three months ended November 30, 2003 did not include the weighted average impact of the 19.3 million common shares issuable upon conversion of Solectron’s LYONs, 112.1 million common shares issuable upon conversion of the Company’s ACES and 7.0 million options to purchase common stock, as the effect would have been antidilutive.

The calculation of loss per share for the three months ended November 30, 2002 did not include the weighted average impact of the 38.5 million common shares issuable upon conversion of Solectron’s LYONs, 112.1 million common shares issuable upon conversion of the Company’s ACES and 69.5 million options to purchase common stock, as the effect would have been antidilutive.

NOTE 12 — Income Taxes

SFAS No. 109, “Accounting for Income Taxes,” requires that a valuation allowance be established when it is “more likely than not” that all or a portion of deferred tax assets will not be realized. A review of all available positive and negative evidence needs to be considered, including a company’s performance, the market environment in which the company operates, the utilization of past tax credits, length of carryback and carryforward periods, and existing contracts or sales backlog that will result in future profits, among other factors. It further states that forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence such as cumulative losses in recent years in the jurisdictions to which the deferred tax assets relate. Therefore, cumulative losses weigh heavily in the overall assessment. As a result of the review undertaken after the end of the third quarter of the preceding fiscal year, Solectron concluded that it was appropriate to establish a full valuation allowance for most of the net deferred tax assets arising from its operations in the jurisdictions to which the deferred tax assets relate. The total valuation allowance is approximately $1.4 billion as of November 30, 2003. In addition, Solectron expects to continue to provide a full valuation allowance on future tax benefits until it can demonstrate a sustained level of profitability that establishes its ability to utilize the assets in the jurisdictions to which the assets relate. Solectron incurred net tax expenses in certain countries in which it has profitable operations during the period ended November 30, 2003.

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

Critical Accounting Policies

Management is required to make judgments, assumptions and estimates that affect the amounts reported when we prepare financial statements and related disclosures in conformity with generally accepted accounting principles in the United States. Note 1, “Summary of Significant Accounting Policies,” to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended August 31, 2003 describes the significant accounting policies and methods used in the preparation of our consolidated financial statements. Estimates are used for, but not limited to, our accounting for contingencies, allowance for doubtful accounts, inventory valuation, goodwill and other intangible asset impairments, restructuring costs, and income taxes. Actual results could differ from these estimates. The following critical accounting policies are impacted significantly by judgments, assumptions and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition

Our net sales from continuing operations are primarily derived from product manufacturing including, but not limited to, PCBA, sub-system and system assembly. We also offer services consisting of repair and warranty services. Revenue from manufacturing services and product sales is generally recognized upon shipment of the manufactured product. Revenue from other services is recognized as the services are performed.

Loss Contingencies

We are subject to the possibility of various loss contingencies arising in the ordinary course of business. We consider the likelihood and our ability to reasonably estimate the amount of loss in determining the necessity for, and amount of any loss contingencies. Estimated loss contingencies are accrued when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. We regularly evaluate information available to us to determine whether any such accruals should be adjusted. Such revisions in the estimates of the potential loss contingencies could have a material impact in our results of operations and financial position.

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

Allowance for Doubtful Accounts

We evaluate the collectability of our accounts receivable based on a combination of factors. Where we are aware of circumstances that may impair a specific customer’s ability to meet its financial obligations to us, we record a specific allowance against amounts due to us and thereby reduce the net receivable to the amount we reasonably believe is likely to be collected. For all other customers, we recognize allowances for doubtful accounts based on the length of time the receivables are outstanding, industry and geographic concentrations, the current business environment and our historical experience. If the financial condition of our customers deteriorates or if economic conditions worsen, additional allowances may be required.

Goodwill

We perform a goodwill impairment test annually during the fourth quarter of our fiscal year and more frequently if an event or circumstance indicates that an impairment loss has occurred. Such events or circumstances may include significant adverse changes in the general business climate or a prolonged depressed market capitalization, among others. The tests are performed by determining the fair values of our reporting units using a discounted future cash flow model and comparing those fair values to the carrying values of the reporting units, including goodwill. If the fair value of a reporting unit is less than its carrying value, we then allocate the fair value of the unit to all the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit’s fair value was the purchase price to acquire the reporting unit. The excess of the fair value of the reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of the goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The process of evaluating the potential impairment of goodwill is subjective and requires judgment at many points during the test including future revenue forecasts, discount rates and various reporting unit allocations.

Intangible Assets

Our intangible assets consist primarily of intellectual property and other intangible assets obtained from asset acquisitions. Intangible assets are evaluated for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. Such an asset is considered impaired if the carrying amount of the asset grouping including the intangible asset exceeds the sum of the undiscounted cash flows expected to result from the use and ultimate disposition of the assets. If such assets are considered to be impaired, the impairment to be recognized is the amount by which the carrying amount of the assets exceeds fair value determined using a discounted cash flow model. While our cash flow assumptions and estimated useful lives are consistent with our business plans, there is significant judgment involved in determining these cash flows.

Restructuring and Related Impairment Costs

We have recorded restructuring and impairment costs as we continue to rationalize our operations in light of customer demand declines and the recent economic downturn. These restructuring and impairment charges include employee severance and benefit costs, costs related to leased facilities that will be abandoned and subleased, owned facilities no longer used by us which will be disposed of, costs related to leased equipment that has been or will be abandoned, and impairment of owned equipment that will be disposed of. For owned facilities and equipment, the impairment loss recognized was based on the fair value less costs to sell, with fair value estimated based on existing market prices for similar assets. Severance and benefit costs and other costs associated with restructuring activities initiated prior to January 1, 2003 were recorded in compliance with Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity.” Severance and benefit costs associated with restructuring activities initiated on or after January 1, 2003 are recorded in accordance with SFAS No. 112, “Employer’s Accounting for Postemployment Benefits,” as we concluded that we had a substantive severance plan. For leased facilities that will be abandoned and subleased, the estimated lease loss accrued represents future lease payments subsequent to abandonment less any estimated sublease income. In order to estimate future sublease income, we work with an independent broker to estimate the length of time until we can sublease a facility and the amount of rent we can expect to receive. Our estimates of expected sublease income could change based on factors that affect our ability to sublease those facilities such as general economic conditions and the real estate market, among others.

Income Taxes

We currently have significant deferred tax assets in certain jurisdictions resulting from tax credit carryforwards, net operating losses and other deductible temporary differences, which will reduce taxable income in such jurisdictions in future periods. In previous reporting periods, we had provided valuation allowances for future tax benefits resulting from foreign net operating loss carryforwards and for certain other U.S. and foreign deductible temporary differences where we believed future realizability was in doubt. We had believed it was more likely than not that the remaining net deferred tax assets would be realized principally based upon forecasted taxable income, generally within the twenty-year net operating loss carryforward periods. SFAS No. 109 requires a valuation allowance be established when it is “more likely than not” that all or a portion of deferred tax assets will not be realized, and further provides that it is difficult to conclude that a valuation allowance is not needed when there is negative evidence in the form of cumulative losses in recent years. Therefore, cumulative losses weigh heavily in the overall assessment. We identified several significant developments, which we considered in determining the need for nearly a full valuation allowance recorded in the third quarter of fiscal 2003, including the continuing market conditions, the absence of material growth in quarterly revenue levels, the necessity for further cost reduction actions to attain profitability, and the resulting inability to accurately predict sustainable profit levels in the countries in which the deferred tax assets arose sufficient to establish, to the requisite level of certainty, that we would be able to utilize those deferred tax assets. As a result of our assessment, we increased our total valuation allowance on deferred tax assets arising from continuing operations to approximately $1.4 billion at November 30, 2003. We expect to record a full valuation allowance on future tax benefits until we reach a sustained level of profitability in the countries in which deferred tax assets arise.

Results of Operations

The electronics industry is subject to rapid technological change, product obsolescence and price competition. These and other factors affecting the electronics industry, or any of Solectron’s major customers in particular could materially harm Solectron’s results of operations. See “Risk Factors” for additional factors relating to possible fluctuations of our operating results.

The following table summarizes certain items in the condensed consolidated statements of operations as a percentage of net sales. The financial information and the discussion below should be read in conjunction with the accompanying condensed consolidated financial statements and notes thereto. The discussion following the table is provided separately for continuing and discontinued operations. For all periods presented, our condensed consolidated statements of operations exclude the results from certain operations we plan to divest which have been classified as discontinued operations. Information related to the discontinued operations results is provided separately; following the continuing operations discussion below.

	Three Months Ended November 30

	2003	2002

Net sales	100.0%	100.0%
Cost of sales	95.3	93.8

Gross profit	4.7	6.2
Operating expenses:
Selling, general and administrative	4.2	6.0
Restructuring and impairment costs	1.0	3.5

Operating loss	(0.5)	(3.3)
Interest income	0.1	0.2
Interest expense	(1.6)	(2.1)
Other income-net	0.2	1.4

Operating loss from continuing operations before income taxes	(1.8)	(3.8)
Income tax expense (benefit)	0.1	(1.3)

Net loss from continuing operations	(1.9)%	(2.5)%
Discontinued operations:
Income (loss) from discontinued operations	(2.5)	0.1
Income tax expense	—	0.3

Net loss	(4.4)%	(2.7)%

Net Sales – Continuing Operations

Net sales increased to $2.70 billion for the three months ended November 30, 2003 from $2.67 billion in the corresponding period of fiscal 2003. The increase was driven by the Consumer and PC/Computing markets generating approximately $69 million and $48 million, respectively, more in revenue during the first quarter of fiscal 2004. This growth can be attributed to the ramp-up of 3G cell phone business and set-top boxes in the Consumer market, along with strong demand for low-end/mid-range servers and personal computers in the PC/Computing market. The increase in these markets was offset by decreases in the networking and communications markets due to the continuing weakness in the communications infrastructure industries.

International Sales – Continuing Operations

In the three months ended November 30, 2003, our international locations contributed approximately 72% of net sales compared to approximately 67% for the corresponding period of fiscal 2003. Net sales from our international sites, as a percentage of consolidated net sales, have grown primarily in the Asia/Pacific region where we have invested to take advantage of lower cost of operations. Our international operations are subject to various risks of doing business abroad. See “Risk Factors” for additional factors relating to possible fluctuations of our international operating results. While these dynamics have not materially harmed our results of operations, we cannot ensure that there will not be such an impact in the future.

Major Customers – Continuing Operations

Certain customers accounted for 10% or more of our net sales. The following table includes these customers and the percentage of net sales attributed to them:

	Three Months Ended November 30

	2003	2002

Nortel Networks	10.6%	12.8%
Cisco Systems	11.4%	10.4%

Our top ten customers accounted for approximately 58% of net sales for the three months ended November 30, 2003 compared to approximately 60% in the corresponding period of fiscal 2003. We are dependent upon continued revenues from the customers listed above as well as our other large customers. Sales to these or any other customers could increase or decrease as a percentage of consolidated net sales either individually or as a group. Consequently, any material decrease in sales to these or other customers could materially harm our results of operations.

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

Gross profit – Continuing Operations

Gross profit varies from period to period and is affected by a number of factors, including product mix, production efficiencies, component costs and delivery linearity, product life cycles, unit volumes, expansion and consolidation of manufacturing facilities, utilization of manufacturing capacity, pricing, competition, unanticipated restructuring or inventory charges and new product introductions.

Our gross margin percentage decreased to 4.7% for the three months ended November 30, 2003, compared to 6.2% for the corresponding period in fiscal 2003. Our margins were negatively affected by our sales mix and continued pricing pressure in our industry. We increased sales in the Consumer and PC/Computing markets which yield lower profit margins than other markets. In addition, we have experienced price increases from our suppliers thereby reducing the gross profit contributed by material revenue. Our gross margins have been negatively impacted due to the under-absorption of fixed costs as a consequence of the excess capacity resulting from the recent economic downturn.

Over time, gross margins at the individual sites and for Solectron as a whole may continue to fluctuate. Increases in the systems-build business or turnkey projects, additional costs associated with new projects and price erosion within the electronics industry could harm our gross margins.

Sales of inventory previously written down or written off have not been significant and have not had any material impact on our gross margins to date.

Selling, General and Administrative Expenses – Continuing Operations

Selling, general and administrative (SG&A) expenses decreased $44.2 million or 27.8% for the three months ended November 30, 2003 compared to the corresponding period in fiscal 2003. As a percentage of net sales, SG&A decreased to 4.2% for the three months ended November 30, 2003 compared to 6.0% the corresponding period in fiscal 2003. The decrease was primarily due to headcount and other SG&A expense reductions resulting from our cost containment activities.

Restructuring and Impairment – Continuing Operations

Beginning in the second quarter of fiscal 2001, we initiated the restructuring of our operations in light of the economic downturn. The measures, which included reducing the workforce, consolidating facilities and changing the strategic focus of a number of sites, have been intended to align our capacity and infrastructure to anticipated customer demand, transition our operations to lower cost regions, and rationalize our footprint worldwide. For leased facilities that will be abandoned and subleased, lease costs charged to restructuring expense represent future lease payments subsequent to abandonment less estimated sublease income. For facilities and equipment held for disposal, the impairment loss recognized was based on the fair value less costs to sell with fair value based on estimates of existing market prices for similar assets. We continue to evaluate our cost structure relative to current anticipated revenue levels and to adjust our manufacturing footprint between high cost and low cost areas and may take additional restructuring charges in the future. If our estimates about future restructuring charges prove to be inadequate, our financial condition and results of operations may suffer.

During the three months ended November 30, 2003, we continued our restructuring activities and total restructuring and impairment costs of $27 million were charged against operations which were related to the closure and consolidation of, and impairment of certain long-lived assets at various manufacturing sites.

See Note 10, “Restructuring and Impairment,” for further discussion of our restructuring activities.

Interest Income – Continuing Operations

Interest income decreased $2.8 million to $2.4 million for the three months ended November 30, 2003 from $5.2 million in the corresponding period in fiscal 2003. The decreases were due to reduced average cash, cash equivalent and short-term investment balances and lower average interest rates in fiscal 2004 as compared to fiscal 2003.

Interest Expense – Continuing Operations

Interest expense decreased $11.4 million to $43.9 million for the three months ended November 30, 2003 from $55.3 million in the corresponding period in fiscal 2003. The decrease was primarily due to the retirement of approximately $1.8 billion aggregate principal amount of our Liquid Yield Option Notes (LYONs) during fiscal 2003.

Other Income - net – Continuing Operations

Other income - net decreased $30.2 million to $6.0 million for the three months ended November 30, 2003 from $36.2 million in the corresponding period in fiscal 2003. For the three months ended November 30, 2002, other income - net primarily consisted of gains on retirement of our LYONs. The following table provides the details of the retirement of our 4.0% LYONs due 2019, 2.75% LYONs due 2020 and our 3.25% LYONs due 2020 in each period presented in the accompanying condensed consolidated financial statements (in millions):

	Three Months Ended November 30

	2003	2002

Principal amount at maturity	$—	$390.1

Carrying value	$—	$216.2
Cash paid	—	182.0

Gain included in other income-net	$—	$34.2

The remaining components of other income - net fluctuate primarily due to foreign currency gains and losses.

Income Taxes – Continuing Operations

Our income tax expense was $2.5 million for the three months ended November 30, 2003 as compared to an income tax benefit of $35 million for the three months ended November 30, 2002. Management’s decision to provide a valuation allowance on certain deferred tax assets resulted in the tax expense incurred in the third quarter of fiscal 2003. Subsequent to the third quarter of fiscal 2003, we established a full valuation allowance for most of the net deferred tax assets arising from operations. Income tax expense that would otherwise be incurred over the next several quarters will be reduced to the extent of offsetting valuation allowance reductions. The company incurred net tax expense in certain countries in which it has profitable operations during the period ended November 30, 2003.

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

Liquidity and Capital Resources – Continuing Operations

Cash and cash equivalents decreased to approximately $1.3 billion at November 30, 2003 from approximately $1.4 billion at August 31, 2003. Our restricted cash and cash equivalents of $35.7 million included in cash, cash equivalents and short-term investments in the accompanying condensed consolidated balance sheets are restricted primarily in connection with the terms of our leasing transactions.

Cash used in operating activities was $114.3 million and $59.1 million during the three months ended November 30, 2003 and November 30, 2002, respectively. The increase in cash used for operating activities in the current fiscal year was primarily due to increases in current assets, including accounts receivable and inventories. In addition, we recognized a gain on the retirement of LYONs debt during the period ended November 30, 2002 which did not occur during the period ended November 30, 2003.

Cash provided by investing activities was $14.7 million and $238.6 million during the three months ended November 30, 2003 and November 30, 2002, respectively. The decrease in cash provided by investing activities is primarily due to reduction of cash provided by short-term investments and restricted cash between the two periods. During the first quarter of fiscal 2003, we reduced our cash investments in order to retire a portion of the LYONs debt. Capital expenditures during the period ended November 30, 2003 primarily related to equipment expenditures supporting increased demand and new programs.

Cash used in financing activities was $11.8 million and $233.8 million during the three months ended November 30, 2003 and November 30, 2002, respectively. The decrease in cash used for financing activities was primarily due to repurchasing a portion of the LYONs debt during the period ended November 30, 2002 which did not occur during the period ending November 30, 2003.

As of November 30, 2003, we had available a $200 million revolving credit facility that expires on February 11, 2004, and a $250 million revolving credit facility that expires on February 14, 2005. Each of our revolving credit facilities is guaranteed by certain of our domestic subsidiaries and secured by the pledge of domestic accounts receivable, inventory and equipment, the pledge of equity interests in certain of our subsidiaries and notes evidencing intercompany debt. Borrowings under the credit facilities bear interest, at our option, at the London Interbank offering rate (LIBOR) plus a margin of 2.125% based on our current senior unsecured debt ratings, or the higher of the Federal Funds Rate plus 1/2 of 1% or Bank of America N.A.’s publicly announced prime rate. As of November 30, 2003, there were no borrowings outstanding under these facilities. We are subject to compliance with certain financial covenants set forth in these facilities including, but not limited to, capital expenditures, consolidated tangible net worth, cash interest coverage, leverage, liquidity, and minimum cash. Prior to the end of the first quarter of fiscal 2004, we amended the minimum cash interest coverage ratio covenant for each of the revolving credit facilities. As a result of these amendments, we were in compliance with all applicable covenants as of November 30, 2003.

On October 28, 2003 Standard and Poor’s downgraded our senior unsecured debt rating to “B+” with a stable outlook. On October 31, 2003 Moody’s downgraded our senior unsecured debt rating to “B1” with a stable outlook. These rating downgrades increase our cost of capital should we borrow under our revolving lines of credit, and may make it more expensive for us to raise additional capital in the future. Such capital raising activities may be on terms that may not be acceptable to us or otherwise not available.

In addition, we had $36.6 million in committed and $236.7 million in uncommitted foreign lines of credit and other bank facilities as of November 30, 2003 relating to continuing operations. A committed line of credit obligates a lender to loan us amounts under the credit facility as long as we adhere to the terms of the credit agreement. An uncommitted line of credit is extended to us at the sole discretion of a lender. The interest rates range from the bank’s prime lending rate to the bank’s prime rate plus 2.0%. As of November 30, 2003, borrowings and guaranteed amounts were $12.1 million under committed and $40.1 million under uncommitted foreign lines of credit. Borrowings are payable on demand. The weighted-average interest rate was 5.6% for committed and 0.6% for uncommitted foreign lines of credit as of November 30, 2003.

Based on the aggregate amount outstanding on November 30, 2003, holders of our 3.25% LYONs due November 2020 will have the option to require us to repurchase their notes on May 20, 2004 in an amount of $587.46 per $1,000 principal amount for a total of approximately $953 million. Instead of repurchasing these LYONs with cash, we could elect to offer holders our common stock or a combination of our cash and common stock. However, we expect to satisfy such obligation in cash. See “Risk Factors - We Have Significant Debt Leverage and Debt Service Obligations.” Conversely, satisfying these obligations with cash could impair our liquidity.

Our 7.25% subordinated ACES debentures are due November 15, 2006. On or about August 15, 2004, the ACES debentures are scheduled to be remarketed and if the remarketing is successful, the interest rate will be reset at the then current rates as described in the indenture and the proceeds from the remarketing will be used to satisfy the holders’ obligation to purchase our common stock in November 2004. If the debentures are not successfully remarketed, the interest rate will not be reset and we expect to use the pledged debentures to satisfy the holders’ obligation to purchase our common stock in November 2004. In addition, our $500 million aggregate principal amount of 9.625% senior notes is due on February 15, 2009 and our $150 million aggregate principal amount of 7.375% senior notes is due on March 1, 2006.

During fiscal 2002, we restructured our synthetic lease agreements relating to four manufacturing sites. The synthetic leases have expiration dates in 2007. At the end of the lease term, we have an option, subject to certain conditions, to purchase or to cause a third party to purchase the facilities subject to the synthetic leases for the “Termination Value,” which approximates the lessor’s original cost, or we may market the property to a third party at a different price. We are entitled to any proceeds from a sale of the properties to third parties in excess of the Termination Value and liable to the lessor for any shortfall. In connection with the restructuring of these synthetic leases, we provided loans to the lessor equaling approximately 85% of its Termination Value. These loans are repayable solely from the sale of the properties to third parties in the future, are subordinated to the amounts payable to the lessor at the end of the synthetic leases, and may be credited against the Termination Value payable if we purchase the properties. The approximate Termination Values and loan amounts are $102 million and $86 million, respectively, as of November 30, 2003.

In addition, cash collateral of $16 million is pledged for the difference between the Termination Values and the loan amounts. Each synthetic lease agreement contains various affirmative and financial covenants. A default under a lease, including violation of these covenants, may accelerate the termination date of the arrangement. Prior to the end of the first quarter of fiscal 2004, we obtained a waiver to the minimum cash interest coverage ratio covenant for the quarter. As a result of the amendment, we were in compliance with all applicable covenants as of November 30, 2003. Monthly lease payments are generally based on the Termination Value and 30-day LIBOR index (1.17% as of November 30, 2003) plus an interest-rate margin, which may vary depending upon our Moody’s Investors’ Services and Standard and Poor’s ratings, and are allocated between the lessor and us based on the proportion of the loan amount to the total Termination Value for each synthetic lease.

We account for these synthetic lease arrangements as operating leases in accordance with SFAS No. 13, “Accounting for Leases,” as amended. Our loans to the lessor and cash collateral were included in other long-term assets and cash, cash equivalents and short-term investments, respectively, in the condensed consolidated balance sheets. If we should determine that it is probable that the expected fair value of the property at the end of the lease term will be less than the Termination Value, any expected loss will be recognized on a straight-line basis over the remaining lease term.

We believe that our current cash, cash equivalents, short-term investments, lines of credit and cash anticipated to be generated from continuing operations and divestitures of our discontinued operations will satisfy our expected working capital, capital expenditures, debt service and investment requirements through at least the next 12 months.

The following is a summary of certain obligations and commitments as of November 30, 2003 for continuing operations:

Payments Due by Period
(in millions)

		9 months
	Total	FY04	FY05	FY06	FY07	FY08	Thereafter

Short-term debt (1)	$973.8	$973.8	$—	$—	$—	$—	$—
Long-term debt (2)	1,833.4	—	35.5	162.4	1,111.0	10.2	514.3
Operating lease	180.0	53.8	28.3	17.2	15.4	14.0	51.3

	$2,987.2	$1,027.6	$63.8	$179.6	$1,126.4	$24.2	$565.6

(1)	Since the holders of our 3.25% LYONs due November 2020 have the option to require us to repurchase on May 20, 2004 their notes in an amount of $587.46 per $1,000 principal amount at maturity, the payment due includes a total of approximately $953 million from such commitment based on the carrying amount outstanding as of November 30, 2003.

(2)	Assumes a successful remarketing of the ACES in August 2004. In the event of this successful remarketing, we will receive up to $1.1 billion proceeds from the exercise of the stock purchase contracts included in each ACES unit in fiscal 2005. See Note 6, “Long-Term Debt,” for further discussion of our ACES.

In addition, we guarantee committed and uncommitted lines of credit and debt for our continuing operations’ subsidiaries totaling $273.3 million as of November 30, 2003. We also guarantee performance of certain of our continuing operations’ subsidiaries in various transactions such as leases, totaling $243.5 million as of November 30, 2003.

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

Discontinued Operations

During the fourth quarter of fiscal 2003, as a result of a full review of our portfolio of businesses, we committed to a plan to divest a number of business operations that are no longer part of our strategic plan for the future. In accordance with SFAS No. 144, we have reported the results of operations and financial position of these businesses in discontinued operations within the condensed consolidated statements of operations and balance sheets for all periods presented. As a result of further divestment activity during the first quarter of fiscal 2004, we identified certain additional operations, which were included in continuing operations in fiscal 2003 that now qualify for classification as discontinued operations. The companies that we are in the process of divesting and that are included in discontinued operations are: Dy 4 Systems Inc., Kavlico Corporation, C-MAC Microtechnology Holdings Inc., Smart Modular Technologies Inc., Stream International Inc., our 65% interest in US Robotics Corporation, and one additional company that will be disclosed when it is further along in the divestiture process.

The collective results from all discontinued operations for all periods presented were as follows (in millions):

	Three Months Ended November 30

	2003	2002

Net sales	$535.7	$468.5
Cost of sales	470.6	396.9

Gross profit	65.1	71.6
Operating expenses	128.3	72.8

Operating loss	(63.2)	(1.2)
Interest income	0.7	5.0
Interest expense	(0.5)	(1.2)
Other expense - net	(4.3)	(0.1)

Income (loss) before income taxes	(67.3)	2.5
Income tax expense	0.3	6.1

Loss from discontinued operations, net of tax	$(67.6)	$(3.6)

Sales from discontinued operations increased in the first quarter of fiscal 2004 from fiscal 2003 primarily due to an increase in demand that affected all of our operations. Gross profit of discontinued operations decreased $6.5 million or 9.1% for the first quarter of fiscal 2004 compared to the first quarter of fiscal 2003. The decrease is primarily due to continued pricing pressure from our customers that affected all of our operations. Operating expenses increased significantly in the first quarter of fiscal 2004 primarily due to approximately $68 million of restructuring and impairment costs relating to discontinued operations which was recorded in the first quarter of fiscal 2004 while only $7 million was recorded in the first quarter of fiscal 2003.

Recent Developments

On December 3, 2003, we signed a definitive agreement to sell our Dy 4 Systems business to Curtiss-Wright Corporation. The transaction is expected to close in early 2004. Under the terms of the agreement, Curtiss-Wright will acquire Dy 4 for $110 million.

RISK FACTORS

WE ARE EXPOSED TO GENERAL ECONOMIC CONDITIONS, WHICH COULD HAVE A MATERIAL ADVERSE IMPACT ON OUR BUSINESS, OPERATING RESULTS AND FINANCIAL CONDITION.

As a result of the recent economic downturn in the U.S. and internationally, and reduced capital spending as well as end-market demand, our customers’ and therefore our sales have declined significantly from prior years. In particular, we depend on the telecommunications and computing industries, where the decline began in the second quarter of fiscal 2001. If there were to be continued or resumed weakness in these industries or any further deterioration in the business or financial condition of our customers, it could have a material adverse impact on our business, operating results and financial condition. In addition, if the economic conditions in the United States and the other markets we serve worsen, we may experience a material adverse impact on our business, operating results and financial condition.

WE HAVE SIGNIFICANT DEBT LEVERAGE AND DEBT SERVICE OBLIGATIONS.

For the first quarter of fiscal 2004 and fiscal 2003, our fixed charges exceeded our earnings from continuing operations by approximately $165 million and $166 million, respectively. The fixed charge excesses are primarily due to our operating losses. We compute the ratio of earnings from continuing operations to fixed charges by dividing earnings available for fixed charges by fixed charges. When the ratio is negative, we report the excess of fixed charges over earnings rather than a negative ratio. The computations include our consolidated subsidiaries. For these ratios, “earnings” represents (1) loss before tax expense (benefit) and before adjustments for minority interests, plus (2) fixed charges (excluding capitalized interest), plus (3) amortization of capitalized interest.

Fixed charges consist of (1) interest on all indebtedness and amortization of debt discount and expense, plus (2) capitalized interest, plus (3) an interest factor attributable to rentals under operating leases.

As of November 30, 2003, we had approximately $1 billion of short-term indebtedness, primarily consisting of our obligation related to our 3.25% LYONs due 2020 (which are putable to us on May 20, 2004) and approximately $1.8 billion of long-term indebtedness. We will require substantial amounts of cash to fund scheduled payments of principal and interest on this outstanding indebtedness, as well as future capital expenditures and any increased working capital requirements.

We repurchased LYONs with approximately $1.8 billion aggregate principal amount at maturity in fiscal 2003 for approximately $1 billion in cash. We repurchased LYONs with approximately $5.2 billion aggregate principal amount at maturity in fiscal 2002 for approximately $2.8 billion in cash. As a result, we have repurchased substantially all of the 2.75% LYONs due 2020 and the 4.0% LYONs due 2019 leaving only a portion of our 3.25% LYONs due 2020 outstanding. Based on the aggregate amount outstanding on November 30, 2003, holders of our 3.25% LYONs will have the option to require us to repurchase their notes on May 20, 2004 in an amount of $587.46 per $1,000 principal amount for a total of approximately $953 million. While we have the right to satisfy these obligations with shares of our common stock, because this could result in significant dilution to our stockholders, which in turn could significantly reduce our earnings per share, we are likely, given recent prices of our common stock, to choose to satisfy these obligations with cash. Satisfying these obligations with cash, however, could impair our liquidity.

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

We generally enter into supply agreements with our significant customers. Under these supply agreements, the extent of our customer’s responsibility for excess or obsolete inventory related to raw materials that were previously purchased or ordered to meet that customer’s demand forecast is defined. If our customers do not comply with their contractual obligations to purchase excess or obsolete inventory back from us and we are unable to use or sell such inventory, our financial condition could be materially harmed. Some of our customers are in the telecommunications industry, an industry that in recent years has experienced declining revenue, large losses, negative cash flows, and several bankruptcies or defaults on borrowing arrangements. There is a risk that these or other customers may not purchase inventory back from us despite contractual obligations, which could harm our financial condition if we are unable to sell the inventory at carrying value. In addition, enforcement of these supply agreements may result in material expenses, delays in payment for inventory and/or disruptions in our customer relationships.

We are responsible for excess and obsolete inventory resulting from inventory purchases in excess of inventory needed to meet customer demand forecasts at the time the purchase commitments were made, as well as any inventory purchases not made pursuant to the customer’s responsibility under our supply agreements. For inventory which is not the customer’s responsibility, provisions are made when required to reduce any such excess or obsolete inventory to its estimated net realizable value, based on the quantity of such inventory on hand, our customers’ latest forecasts of production requirements, and our assessment of available disposition alternatives such as use of components on other programs, the ability and cost to return components to the vendor, and our estimates of resale values and opportunities. These assessments are necessarily based upon various assumptions and market conditions which are subject to rapid change, and/or which may ultimately prove to be inaccurate. Any material changes in our assumptions or market conditions could have a significant effect on our estimates of net realizable value, could necessitate material changes in our allowances for excess and obsolete inventory, and could have a material adverse impact on our financial condition. In addition, in the normal course of business, bona fide disagreements may arise over the amount and/or timing of such claims, and in order to avoid litigation expenses, collection risks, or disruption of customer relationships, we may elect to settle such disputes for lesser amounts than we believe we should be entitled to recover. In these instances, we must bear the economic loss of any such excess or obsolete inventory, which could have a material adverse impact on our financial condition. For example, we recorded a charge of $76 million related to excess and obsolete inventory during the second quarter of fiscal 2003, and there can be no assurance that such charges might not be necessary in future periods.

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

Our ability to comply with covenants contained in our secured credit facilities and other indebtedness to which we are or may become a party may be affected by events beyond our control, including prevailing economic, financial and industry conditions. Our failure to comply with our debt-related obligations could result in an event of default which, if not cured or waived, could result in an acceleration of our indebtedness and cross-defaults under our other indebtedness, which could have a material adverse effect on our financial condition. We obtained amendments related to the minimum cash interest coverage ratio covenants applicable to various debt and lease agreements as described in “Liquidity and Capital Resources”, and as a result of such waivers, we were in compliance with all applicable covenants as of November 30, 2003.

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

MOST OF OUR NET SALES COME FROM A SMALL NUMBER OF CUSTOMERS; IF WE LOSE ANY OF THESE CUSTOMERS, OUR NET SALES COULD DECLINE SIGNIFICANTLY.

Most of our annual net sales come from a small number of our customers. Our ten largest customers accounted for approximately 58% and 60% of net sales from continuing operations in the first quarters of fiscal 2004 and 2003, respectively. Some of these customers individually account for more than ten percent of our annual net sales. Any material delay, cancellation or reduction of orders from these or other major customers could cause our net sales to decline significantly, and we may not be able to reduce the accompanying expenses at the same time. We cannot guarantee that we will be able to retain any of our largest customers or any other accounts, or that we will be able to realize the expected revenues under existing or anticipated supply agreements with these customers. Our business, market share, financial condition and results of operations will continue to depend significantly on our ability to obtain orders from new customers, retain existing customers, realize expected revenues under existing and anticipated supply agreements, as well as on the financial condition and success of our customers and their customers.

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

OUR STRATEGIC RELATIONSHIPS WITH MAJOR CUSTOMERS CREATE RISKS.

In the past several years, we completed several strategic transactions with OEM customers. Under these arrangements, we generally acquired inventory, equipment and other assets from the OEM, and leased (or in some cases acquired) their manufacturing facilities, while simultaneously entering into multi-year supply agreements for the production of their products. There has been strong competition among EMS companies for these transactions, and this competition may continue to be a factor in customers’ selection of their EMS providers. These transactions contributed to a significant portion of our past revenue growth, as well as to a significant portion of our more recent restructuring charges and goodwill and intangible asset impairments. While we do not anticipate our acquisitions of OEM plants and equipment in the near future to return to the levels at which they occurred in the recent past, there may be occasions on which we determine it to be advantageous to complete acquisitions in selected geographic and/or industry markets. As part of such arrangements, we would typically enter into supply agreements with the divesting OEMs, but such agreements generally do not require any minimum volumes of purchases by the OEM and the actual volume of purchases may be less than anticipated. Arrangements which may be entered into with divesting OEMs typically would involve many risks, including the following:

•	we may pay a purchase price to the divesting OEMs that exceed the value we are ultimately able to realize from the future business of the OEM;

•	the integration into our business of the acquired assets and facilities may be time-consuming and costly;

•	we, rather than the divesting OEM, would bear the risk of excess capacity;

•	we may not achieve anticipated cost reductions and efficiencies;

•	we may be unable to meet the expectations of the OEM as to volume, product quality, timeliness and cost reductions; and

•	if demand for the OEM’s products declines, the OEM may reduce its volume of purchases, and we may not be able to sufficiently reduce the expenses of operating the facility or use the facility to provide services to other OEMs, and we might find it appropriate to close, rather than continue to operate, the facility, and any such actions would require us to incur significant restructuring and/or impairment charges.

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

Our ability to manage and integrate our acquisitions, as well as any future acquisitions, will require progressive increases in manufacturing and logistics infrastructure, as well as enhancements or upgrades of accounting and other internal management systems and the implementation of a variety of procedures and controls. We cannot guarantee that significant problems in these areas will not occur. Any failure to enhance or expand these systems and implement such procedures and controls in an efficient manner and at a pace consistent with our business activities could harm our financial condition and results of operations. In addition, we may experience inefficiencies from the management of geographically dispersed facilities and incur substantial infrastructure and working capital costs. We incurred approximately $27 million of restructuring and impairment costs relating to continuing operations in the first quarter of fiscal 2004. See also the Risk Factor entitled “If We Incur More Restructuring-Related Charges Than Currently Anticipated, Our Financial Condition and Results of Operations May Suffer.”

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

IF WE INCUR MORE RESTRUCTURING-RELATED CHARGES THAN CURRENTLY ANTICIPATED, OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS MAY SUFFER.

In furtherance of the continued implementation of the series of restructuring plans which we have initiated commencing in fiscal 2001, we expect to continue to incur restructuring-related charges in fiscal 2004, primarily to consolidate facilities and reduce our workforce in North America and Europe, although no certainty can be attributed to an amount or the timing of its recognition. We continue to evaluate our cost structure relative to our revenue levels and may take additional restructuring charges in the future. If our estimates about future restructuring charges prove to be inadequate, our financial condition and results of operations may suffer. In addition, if we are unable to successfully move production from higher cost to lower cost facilities without experiencing degradation of quality or timeliness of our service to our customers, our business could be harmed.

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

OUR NON-U.S. LOCATIONS REPRESENT A SIGNIFICANT PORTION OF OUR NET SALES; WE ARE EXPOSED TO RISKS ASSOCIATED WITH OPERATING INTERNATIONALLY.

Approximately 72% and 67% of our net sales from continuing operations came from sites outside the United States during the first quarters of fiscal 2004 and 2003, respectively. As a result of our foreign sales and facilities, our operations are subject to a variety of risks and costs that are unique to international operations, including the following:

•	adverse movement of foreign currencies against the U.S. dollar in which our results are reported;

•	import and export duties, and value added taxes;

•	import and export regulation changes that could erode our profit margins or restrict exports and/or imports;

•	potential restrictions on the transfer of funds;

•	government and license requirements governing the transfer of technology and products abroad;

•	disruption of local labor supply and/or transportation services;

•	inflexible employee contracts in the event of business downturns;

•	the burden and cost of compliance with import and export regulations and foreign laws; and

•	economic and political risks in emerging or developing economies.

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

As of November 30, 2003, we had outstanding foreign exchange forward contracts with a total notional amount of approximately $655 million related to continuing operations. The change in value of the foreign exchange forward contracts resulting from a hypothetical 10% change in foreign exchange rates would be offset by the remeasurement of the related balance sheet items, the result of which would not be significant.

As of November 30, 2003, the majority of our foreign currency hedging contracts were scheduled to mature in approximately three months and there were no material deferred gains or losses. In addition, our international operations in some instances act as a natural hedge because both operating expenses and a portion of sales are denominated in local currency. In these instances, although an unfavorable change in the exchange rate of a foreign currency against the U.S. dollar will result in lower sales when translated to U.S. dollars, operating expenses will also be lower in these circumstances. Although approximately 25% of our net sales from continuing operations in the first quarter of fiscal 2004 were denominated in currencies other than U.S. dollar, we do not believe our total exposure to be significant because of natural hedges.

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

WE ARE EXPOSED TO INTEREST RATE FLUCTUATIONS.

The primary objective of our investment activities is to preserve principal, while at the same time maximize yields without significantly increasing risk. To achieve this objective, we maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including government and corporate obligations, certificates of deposit and money market funds. As of November 30, 2003, substantially our entire total portfolio was scheduled to mature in less than three months. A hypothetical 10% change in interest rates would not have a material effect on the fair value of our investment portfolios.

As of November 30, 2003, we had no cash equivalents and short-term investments that are subject to interest rate risk (defined as risk of loss of investment fair value due to interest rate movements). The fair value of our cash equivalents and short-term investments approximated the carrying value as of November 30, 2003.

Interest on long-term debt instruments is payable at fixed rates. In addition, the amount of principal to be repaid at maturity is also fixed. During the third quarter of fiscal 2002, we entered into interest rate swap transactions under which we pay variable rates and we receive fixed rates. The interest swaps effectively converted $1 billion of our long-term debt with fixed interest rates into debt with variable rates of interest. Our interest rate swaps have a total notional amount of $1 billion. The first $500 million of swap transactions relate to our 7.25% $1.1 billion ACES and expire on November 15, 2004. The second $500 million of swap transactions relate to our 9.625% $500 million senior notes and expire on February 15, 2009. Under each of these swap transactions; we pay an interest rate equal to the 3-month LIBOR rate plus a fixed spread. In exchange, we receive fixed interest rates of 7.25% on the $500 million related to the ACES and 9.625% on the $500 million related to the senior notes. On November 15, 2002, the original swaps related to the senior notes were settled. This settlement resulted in cash received and a gain of approximately $26 million, which is being amortized over the remaining life of the senior notes. Also on November 15, 2002, Solectron entered into swaps with terms similar to the original swap transactions used to hedge the interest paid on the senior notes and designated the swaps as fair value hedges under SFAS No. 133.

WE MAY NOT BE ABLE TO ADEQUATELY PROTECT OR ENFORCE OUR INTELLECTUAL PROPERTY RIGHTS.

Our ability to effectively compete may be affected by our ability to protect our proprietary information. We (including companies included in discontinued operations) hold a number of patents and possess various other trade secrets and license rights. These patents, trade secrets, and license rights may not provide meaningful protection for our manufacturing processes and equipment innovations, which could result in litigation. Any resulting litigation could be lengthy and costly and could harm our financial condition.

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

OUR RATING DOWNGRADES MAKE IT MORE EXPENSIVE FOR US TO BORROW MONEY.

On October 28, 2003 Standard and Poor’s downgraded our senior unsecured debt rating to “B+” with a stable outlook. On October 31, 2003 Moody’s downgraded our senior unsecured debt rating to “B1” with a stable outlook. These rating downgrades increase our cost of capital should we borrow under our revolving lines of credit, and may make it more expensive for us to raise additional capital in the future. Such capital raising activities may be on terms that may not be acceptable to us or otherwise not available.

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

Changes in Internal Controls. There were no changes in Solectron’s internal controls over financial reporting during the first quarter of fiscal 2004 or in other factors that could have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

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

On September 19, 2002, one of Solectron’s former employees filed a complaint against Solectron in the Superior Court of the State of California, Santa Clara County, asserting two claims for wrongful termination. The case is encaptioned Ronald Sorisho v. Solectron Corporation et al., Case No. CV811243. In the complaint, plaintiff alleges that he was wrongfully terminated by Solectron in supposed retaliation for his alleged efforts to ensure that Solectron timely recognized a charge for excess, obsolete and slow moving inventory in the Technology Solutions business unit. Plaintiff’s complaint seeks compensatory damages in an amount “not less than $2.5 million” as well as punitive damages. Solectron believes Mr. Sorisho’s claims of wrongful termination are without merit and intends to vigorously defend itself. Solectron filed a motion with the court challenging the sufficiency of Mr. Sorisho’s complaint, and in response to this motion, Mr. Sorisho filed an amended complaint in which he dropped one of his two original wrongful termination claims, but added a new claim for purported defamation based upon statements attributed to Solectron in a news article regarding Mr. Sorisho’s allegations against Solectron. Solectron tendered the defense of the defamation claim to its insurance carrier and the insurance carrier has assumed the defense of the defamation claim, subject to a reservation of rights. Solectron is also continuing to vigorously defend against Mr. Sorisho’s wrongful termination claim.

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

On March 21, 2003, Solectron, all of the current members of its Board of Directors, and two former officers, were named as defendants in a shareholder derivative lawsuit entitled Lifshitz v. Cannon et al., Case No. CV815693, filed in the Santa Clara County, California Superior Court. The plaintiff alleged that he should be permitted to pursue litigation, purportedly for the benefit of Solectron, against the individual director and officer defendants for alleged mismanagement and waste of corporate assets during the period from May 2001 to the present, purported breaches of fiduciary duty, “constructive fraud,” “abuse of control,” and alleged violations of the California Corporations Code by certain of the individual defendants who sold some of their Solectron stockholdings during the period from September 2001 through September 2002. On May 19, 2003, Solectron and the individual defendants moved to dismiss the Lifshitz complaint. In the meantime, two substantively identical derivative lawsuits, entitled Schactner v. Cannon, et al., Case No. CV817112, and Nims v. Cannon, et al., Case No. CV817158, were filed in the same Court on May 14 and May 15, respectively. Counsel for the plaintiffs in all three suits subsequently advised the Court that they would be filing a consolidated amended complaint, and accordingly, defendants’ motion to dismiss was taken off calendar pending the filing of the consolidated amended complaint combining the three lawsuits. On June 27, 2003, the plaintiffs served their consolidated amended complaint now alleging that “since January of 1999” all of the current members of Solectron’s Board of Directors, as well as four former officers and directors, purportedly breached their fiduciary duties and participated in or permitted “constructive fraud,” “unjust enrichment,” and alleged violations of the California Corporations Code. The consolidated complaint alleged an unspecified amount of compensatory and punitive damages, and sought the relinquishment of all profits realized by those individual defendants who sold Solectron stock during the relevant period, together with statutory penalties under California Corporations Code section 25402 which plaintiff alleged to be applicable to those sales of Solectron stock. Solectron moved to dismiss the Consolidated Amended Complaint because Solectron does not believe plaintiffs have adequately alleged a basis for plaintiffs to appropriate for themselves the duties of Solectron’s Board of Directors under applicable Delaware law, and believes that the consolidated complaint contains various factual errors and legal deficiencies. On October 7, 2003, the California Superior Court granted Solectron’s motion to dismiss, but granted the plaintiffs an opportunity to try to cure the deficiencies in their Consolidated Amended Complaint through a further amended complaint. Solectron anticipates that the plaintiffs will file a further amended complaint within the next 60 days, after which Solectron expects to seek dismissal of that complaint because Solectron does not believe plaintiffs can show a sufficient basis to allow them to appropriate for themselves the duties of Solectron’s Board of Directors under applicable Delaware law. Solectron may be forced to incur substantial litigation expenses in defending this litigation.

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits:

Exhibit No.	Exhibit Description

3.1*	Certificate of Incorporation of the Company, as amended

3.2	Amended and Restated Bylaws of the Company

3.3**	Certificate of Designation Rights, Preferences and Privileges of Series A Participating Preferred Stock of the Company

10.1	Sixth Amendment to Credit Agreement, dated as of November 21, 2003, among Solectron, Goldman Sachs Credit Partners L.P., JPMorgan Chase Bank, The Bank of Novia Scotia, Bank of America, N.A. and certain other lenders

10.2	Third Amendment to Credit Agreement, dated as of November 21, 2003, among Solectron, Bank of America Securities LLC, Goldman Sachs Credit Partners L.P., JP Morgan Chase Bank, The Bank of Novia Scotia, Bank of America, N.A. and certain other lenders

31.1	Certification of Chief Executive Officer Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference from Exhibit 3.1 filed with Solectron’s Form 10-Q for the quarter ended February 28, 2001, Exhibit 3.1 filed with Solectron’s Form 10-Q for the quarter ended February 25, 2000, and Exhibit 3.1 filed with Solectron’s Form 10-Q for the quarter ended February 26, 1999.

**	Incorporated by reference from Exhibit 3.3 filed with Solectron’s Annual Report on Form 10-K for fiscal year ended August 31, 2001.

     (b)  Reports on Form 8-K

On September 25, 2003, Solectron filed a report on Form 8-K with the Securities and Exchange Commission announcing the Company’s results of operations for its fiscal year ended August 31, 2003.

On October 16, 2003, Solectron filed a report on Form 8-K with the Securities and Exchange Commission regarding the press release issued on September 30, 2003 announcing an agreement intended to extend Solectron’s role as an electronics manufacturing services provider to Nortel Networks.

Solectron Corporation announced the Company’s results of operations for its fiscal year ended August 31, 2003 on September 25, 2003. On November 14, 2003, Solectron filed a report on Form 8-K/A with the Securities and Exchange Commission regarding revisions to the Company’s announcement of results of operations for its fiscal year ended August 31, 2003. In the first revision, sales and cost of sales were adjusted downward by $35.9 million resulting in no gross profit impact. The second revision appropriately classifies $292.5 million between the “goodwill impairment” and “restructuring and impairment costs” line items within its statement of operations for the twelve-month period ended August 31, 2003. This revision reduces “goodwill impairment” and increases “restructuring and impairment costs” each by $292.5 million. These specific line items are the only affected information and operating loss is not affected as both line items are within operating expenses.

On December 18, 2003, Solectron filed a report on Form 8-K with the Securities and Exchange Commission announcing the Company’s results of operations for its fiscal quarter ended November 30, 2003.

SOLECTRON CORPORATION

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOLECTRON CORPORATION (Registrant)

Date: January 12, 2004

	By	/s/ Kiran Patel

Kiran Patel Executive Vice President, Chief Financial Officer (Principal Financial Officer)

	By	/s/ Warren Ligan

Warren Ligan Corporate Vice President, Corporate Controller (Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.	Exhibit Description

3.1*	Certificate of Incorporation of the Company, as amended

3.2	Amended and Restated Bylaws of the Company

3.3**	Certificate of Designation Rights, Preferences and Privileges of Series A Participating Preferred Stock of the Company

10.1	Sixth Amendment to Credit Agreement, dated as of November 21, 2003, among Solectron, Goldman Sachs Credit Partners L.P., JPMorgan Chase Bank, The Bank of Novia Scotia, Bank of America, N.A. and certain other lenders

10.2	Third Amendment to Credit Agreement, dated as of November 21, 2003, among Solectron, Bank of America Securities LLC, Goldman Sachs Credit Partners L.P., JP Morgan Chase Bank, The Bank of Novia Scotia, Bank of America, N.A. and certain other lenders

31.1	Certification of Chief Executive Officer Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference from Exhibit 3.1 filed with Solectron’s Form 10-Q for the quarter ended February 28, 2001, Exhibit 3.1 filed with Solectron’s Form 10-Q for the quarter ended February 25, 2000, and Exhibit 3.1 filed with Solectron’s Form 10-Q for the quarter ended February 26, 1999.

**	Incorporated by reference from Exhibit 3.3 filed with Solectron’s Annual Report on Form 10-K for fiscal year ended August 31, 2001.