Form 10-Q
period 2004-02-27
SOLECTRON CORP
filed 2004-04-09
CIK 835541

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 27, 2004

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ___________ TO _____________

Commission file number 1-11098

SOLECTRON CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	94-2447045

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

847 Gibraltar Drive
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

     At March 31, 2004, 838,712,642 shares of Common Stock of the Registrant were outstanding (including approximately 27 million shares of Solectron Global Services Canada, Inc., which are exchangeable on a one-to-one basis for the Registrant’s common stock).

SOLECTRON CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SOLECTRON CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions)
(unaudited)

	February 28	August 31
	2004	2003
ASSETS
Current assets:
Cash, cash equivalents and short-term investments *	$1,839.9	$1,515.0
Accounts receivable, net	1,529.5	1,389.1
Inventories	1,510.1	1,327.3
Prepaid expenses and other current assets	216.8	270.3
Current assets of discontinued operations	485.2	452.1

Total current assets	5,581.5	4,953.8
Property and equipment, net	740.4	781.9
Goodwill	134.6	134.6
Other assets	410.1	396.3
Long-term assets of discontinued operations	112.9	262.9

Total assets	$6,979.5	$6,529.5

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$971.4	$973.8
Accounts payable	1,406.7	1,266.6
Accrued employee compensation	154.3	161.0
Accrued expenses	315.0	334.9
Other current liabilities	182.6	164.7
Current liabilities of discontinued operations	316.3	333.9

Total current liabilities	3,346.3	3,234.9
Long-term debt	2,281.0	1,817.6
Other long-term liabilities	29.7	32.4
Long-term liabilities of discontinued operations	15.5	22.6

Total liabilities	$5,672.5	$5,107.5

Commitments and contingencies
Stockholders’ equity:
Common stock	0.8	0.8
Additional paid-in capital	6,674.1	6,658.2
Accumulated deficit	(5,228.4)	(5,040.6)
Accumulated other comprehensive losses	(139.5)	(196.4)

Total stockholders’ equity	1,307.0	1,422.0

Total liabilities and stockholders’ equity	$6,979.5	$6,529.5

* This caption includes $464.3 million and $62.0 million of restricted balances as of February 28, 2004 and August 31, 2003, respectively.

See accompanying notes to condensed consolidated financial statements.

SOLECTRON CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)
(unaudited)

	Three Months Ended February 28		Six Months Ended February 28
	2004	2003	2004	2003
Net sales	$2,887.4	$2,359.6	5,584.2	$5,027.7
Cost of sales	2,756.3	2,299.2	5,325.6	4,802.3

Gross profit	131.1	60.4	258.6	225.4
Operating expenses:
Selling, general and administrative	109.2	139.4	223.9	298.3
Restructuring and impairment costs	73.6	45.9	100.6	140.4

Operating loss	(51.7)	(124.9)	(65.9)	(213.3)
Interest income	3.6	9.6	6.0	14.8
Interest expense	(44.4)	(53.7)	(88.3)	(109.0)
Other income - net	3.3	15.3	9.3	51.5

Operating loss from continuing operations before income taxes	(89.2)	(153.7)	(138.9)	(256.0)
Income tax expense (benefit)	0.5	(49.8)	3.0	(84.8)

Loss from continuing operations	$(89.7)	$(103.9)	(141.9)	$(171.2)
Discontinued operations:
Income (loss) from discontinued operations	25.3	(4.7)	(42.0)	(2.2)
Income tax expense	3.6	2.2	3.9	8.3

Income (loss) from discontinued operations	21.7	(6.9)	(45.9)	(10.5)
Net loss	$(68.0)	$(110.8)	(187.8)	$(181.7)

Basic and diluted net loss per share
Continuing operations	$(0.11)	$(0.13)	(0.17)	$(0.21)
Discontinued operations	0.03	—	(0.06)	(0.01)

Basic and diluted net loss per share	$(0.08)	$(0.13)	(0.23)	$(0.22)

Shares used to compute basic and diluted net loss per share	835.6	827.6	834.6	825.9

See accompanying notes to condensed consolidated financial statements.

SOLECTRON CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in millions)
(unaudited)

	Three Months Ended February 28		Six Months Ended February 28
	2004	2003	2004	2003
Net loss	$(68.0)	$(110.8)	(187.8)	$(181.7)
Other comprehensive income (loss):
Foreign currency translation adjustments	0.4	27.4	49.1	42.5
Unrealized gain (loss) on investments	(0.9)	0.4	7.8	0.1

Comprehensive loss	$(68.5)	$(83.0)	(130.9)	$(139.1)

Accumulated unrealized foreign currency translation losses were $137.6 million at February 28, 2004 and $186.7 million at August 31, 2003. Foreign currency translation adjustments consist of adjustments to consolidate subsidiaries that use the local currency as their functional currency and transaction gains and losses related to intercompany dollar-denominated debt that is not expected to be repaid in the foreseeable future. Accumulated unrealized loss on investments were $1.9 million at February 28, 2004 and $9.7 million at August 31, 2003.

See accompanying notes to condensed consolidated financial statements.

SOLECTRON CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Six Months Ended February 28
	2004	2003
Cash flows from operating activities of continuing operations:
Loss from continuing operations	$(141.9)	$(171.2)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities of continuing operations:
Depreciation and amortization	118.5	130.7
Amortization of debt issuance costs and accretion of discount on notes payable	32.4	47.1
Gain on retirement of debt	—	(38.3)
Inventory charge	—	76.3
Tax benefit associated with exercise of stock option	—	0.3
Change in the carrying value of property and equipment, goodwill and other long-term assets	23.7	29.1
Changes in operating assets and liabilities:
Accounts receivable, net	(132.6)	105.0
Inventories	(174.6)	161.1
Prepaid expenses and other current assets	4.5	24.4
Accounts payable	138.5	(50.0)
Accrued expenses and other current liabilities	(53.8)	(117.9)
Other	—	(0.2)

Net cash (used in) provided by operating activities of continuing operations	(185.3)	196.4

Cash flows from investing activities of continuing operations:
Change in restricted cash and cash equivalents	(402.4)	113.9
Sales and maturities of short-term investments	21.9	214.6
Purchases of short-term investments	—	(39.5)
Acquisition of manufacturing assets and locations	—	(45.5)
Acquisition of business	—	(3.8)
Net proceeds from disposition of discontinued operations	104.2	—
Capital expenditures	(68.5)	(61.8)
Proceeds from sale of property and equipment	33.9	26.6
Proceeds from sale of investments	10.4	—
Advances (to)/from discontinued operations	(27.5)	90.1
Supply agreement and other	0.2	48.5

Net cash (used in) provided by investing activities of continuing operations	(327.8)	343.1

See accompanying notes to condensed consolidated financial statements.

SOLECTRON CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Six Months Ended February 28
	2004	2003
Cash flows from financing activities of continuing operations:
Repurchase of LYONS	—	(308.9)
Net proceeds from issuance of convertible senior notes	436.5	—
Net repayment of bank lines of credit and other debt arrangements	(15.2)	(96.6)
Net proceeds from stock issued under option and employee purchase plans	21.2	7.6
Other	—	19.3

Net cash provided by (used in) financing activities of continuing operations	442.5	(378.6)

Effect of exchange rate changes on cash and cash equivalents - continuing operations	14.2	26.7

Net (decrease) increase in cash and cash equivalents - continuing operations	(56.4)	187.6
Cash and cash equivalents at beginning of period - continuing operations	1,421.9	1,740.0

Cash and cash equivalents at end of period - continuing operations	$1,365.5	$1,927.6

Cash and cash equivalents at beginning of period - discontinued operations	$36.4	$41.9
Cash provided by (used in) discontinued operations	9.7	(8.8)

Cash and cash equivalents at end of period - discontinued operations	$46.1	$33.1

See accompanying notes to condensed consolidated financial statements.

SOLECTRON CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

NOTE 1 — Basis of Presentation and Recent Accounting Pronouncements

Basis of Presentation

The accompanying financial data as of February 28, 2004 and for the three and six months ended February 28, 2004 and 2003 has been prepared by Solectron, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The August 31, 2003 condensed consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. However, Solectron believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in Solectron’s Current Report on Form 8-K dated February 9, 2004, which updated the financial statement information originally presented in our 2003 Form 10-K to reclassify three additional businesses as discontinued operations.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of financial position as of February 28, 2004, the results of operations, comprehensive loss and cash flows for the three and six months ended February 28, 2004 and 2003 have been made. The results of operations for the three and six months ended February 28, 2004 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

Solectron’s second quarters of fiscal 2004 and 2003 ended on February 27, 2004 and February 28, 2003, respectively. Solectron’s fiscal year ended on August 29, 2003. For clarity of presentation, Solectron has indicated its second quarters as having ended on February 28 and its fiscal year as having ended on August 31.

Reclassification: Beginning in the first quarter of fiscal 2004, Solectron classified research and development costs differently than in prior periods. Solectron now classifies research and development costs as selling, general and administrative expense. Previously, research and development expense was a separate line item on the condensed consolidated statements of operations. Solectron has revised prior period financial information to conform the expense classifications to the current presentation. Accordingly, selling, general and administrative expense now includes $6.8 million and $11.6 million of research and development expense for the three and six months ended February 28, 2004, respectively, and $6.6 million and $13.3 million for the three and six months ended February 28, 2003, respectively. This reclassification did not impact operating loss, net loss or net loss per share for the periods presented.

Restricted Cash, Cash Equivalents and Short-Term Investments: Cash, cash equivalents and short-term investments on the condensed consolidated balance sheets include $464.3 million and $62.0 million of restricted balances as of February 28, 2004 and August 31, 2003, respectively. $436.5 million of the balance at February 28, 2004 is restricted to purchase Solectron’s outstanding unsubordinated indebtedness which includes the 3.25% LYONs due 2020. The remaining components of restricted cash, cash equivalents and short-term investments are restricted as collateral for specified obligations under certain lease agreements.

Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation (“FIN”) No. 46, “Consolidation of Variable Interest Entities (VIE),” (revised December 2003 by FIN No. 46R), which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN No. 46R, which was issued in December 2003, replaces FIN No. 46. Solectron will be required to apply FIN No. 46R to variable interests in VIEs created after December 31, 2003. For variable interests in VIEs created before January 1, 2004, the Interpretation will be applied beginning on January 1, 2005. For any VIEs that must be consolidated under FIN No. 46R that were created before January 1, 2004, the assets, liabilities and non-controlling interests of the VIE initially would be measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change. If determining the carrying amounts is not practicable, fair value at the date FIN No. 46R first applies may be used to measure the assets, liabilities and non-

controlling interest of the VIE. Management believes the adoption of FIN No. 46R will not have a material impact on Solectron’s financial position, results of operations or cash flows as Solectron does not have any VIEs.

In December 2003, the SEC issued Staff Accounting Bulletin No. 104 (“SAB 104”), “Revenue Recognition.” SAB 104 supercedes SAB 101, “Revenue Recognition in Financial Statements.” The primary purpose of SAB 104 is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, superceded as a result of the issuance of Emerging Issues Task Force (EITF) Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” Additionally, SAB 104 rescinds the SEC’s Revenue Recognition in Financial Statements Frequently Asked Questions and Answers (“the FAQ”) issued with SAB 101 that had been codified in SEC Topic 13, Revenue Recognition. Selected portions of the FAQ have been incorporated into SAB 104. While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104. The adoption of SAB 104 did not have a material impact on Solectron’s financial position, results of operations or cash flows.

NOTE 2 — Stock-Based Compensation

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

	Three Months Ended February 28		Six Months Ended February 28
	2004	2003	2004	2003
	(in millions, except per share data)		(in millions, except per share data)
Net loss, as reported	$(68.0)	$(110.8)	$(187.8)	$(181.7)
Stock-based employee compensation expense determined under fair value method, net of related tax effects	(17.1)	(28.7)	(33.5)	(59.9)

Pro forma net loss	$(85.1)	$(139.5)	$(221.3)	$(241.6)

Net loss per share:
Basic and diluted - as reported	$(0.08)	$(0.13)	$(0.23)	$(0.22)
Basic and diluted - pro forma	$(0.10)	$(0.17)	$(0.27)	$(0.29)

Stock based employee compensation expense determined under the fair value method, net of related tax effects, included $2.4 million and $5.0 million of expense relating to discontinued operations during the three and six months ended February 28, 2004, respectively. Stock based employee compensation expense related to discontinued operations for the corresponding periods in fiscal 2003 was $6.8 million and $11.0 million.

For purposes of computing pro forma net loss, the fair value of each option grant and Employee Stock Purchase Plan purchase right is estimated on the date of grant using the Black-Scholes option pricing model. The assumptions used to value the option grants and purchase rights are stated below.

	Three Months Ended February 28		Six Months Ended February 28
	2004	2003	2004	2003
Expected life of options	3 years	5 years	4 years	5 years
Expected life of purchase right	6 months	6 months	6 months	6 months
Volatility	76%	80%	77%	80%
Risk-free interest rate	0.99% to 2.44%	1.20% to 2.23%	0.99% to 2.44%	1.20% to 2.32%
Dividend yield	zero	zero	zero	zero
Weighted average fair value of grants	$5.04	$4.02	$5.10	$3.75

During fiscal 2003, Solectron provided a restricted stock award to certain eligible executives. Compensation expense related to the restricted stock award amounted to approximately $0.6 million and $1.2 million during the three and six months ended February 28, 2004, respectively, and $0.3 million in the corresponding periods of fiscal 2003.

NOTE 3 — Inventories

Inventories related to continuing operations as of February 28, 2004 and August 31, 2003, consisted of (in millions):

	February 28	August 31
	2004	2003
Raw materials	$1,036.1	$906.4
Work-in-process	245.0	220.4
Finished goods	229.0	200.5

Total	$1,510.1	$1,327.3

NOTE 4 — Commitments and Contingencies

Lease Obligations

Solectron has synthetic lease agreements relating to four manufacturing sites. The synthetic leases have expiration dates in 2007. At the end of the lease terms, Solectron has an option, subject to certain conditions, to purchase or to cause a third party to purchase the facilities subject to the synthetic leases for the “Termination Value,” which approximates the lessor’s original cost, or may market the property to a third party at a different price. Solectron is entitled to any proceeds from a sale of the properties to third parties in excess of the Termination Value and liable to the lessor for any shortfall. Solectron has provided loans to the lessor equaling approximately 85% of its Termination Value. These loans are repayable solely from the sale of the properties to third parties in the future, are subordinated to the amounts payable to the lessor at the end of the synthetic leases, and may be credited against the Termination Value payable if Solectron purchases the properties. The approximate Termination Values and loan amounts were $101 million and $86 million, respectively, as of February 28, 2004.

In addition, cash collateral of $15 million is pledged for the difference between the Termination Values and the loan amounts. Each lease agreement contains various affirmative and financial covenants. A default under a lease, including violation of these covenants, may accelerate the termination date of the arrangement. Prior to the end of the second quarter of fiscal 2004, we amended the minimum cash interest coverage ratio covenant for each of the lease agreements. As a result of these amendments, Solectron was in compliance with all applicable covenants as of February 28, 2004. Monthly lease payments are generally based on the Termination Value and 30-day LIBOR index (1.1% as of February 28, 2004) plus an interest-rate margin, which may vary depending upon Solectron’s Moody’s Investors’ Services and Standard and Poor’s ratings and are allocated between the lessor and Solectron based on the proportion of the loan amount to the total Termination Value for each synthetic lease.

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

Future minimum payments for operating lease obligations related to continuing operations, including the synthetic leases discussed above, are $46 million (for the remaining six months of fiscal 2004), $37 million, $24 million, $17 million, and $15 million for each of the years in the four-year period ending August 31, 2008 and an aggregate of $58 million for all years subsequent to August 31, 2008 combined.

Purchase Commitments

Solectron has guaranteed various purchase commitments for materials, supplies and services incurred during the normal course of business. As of February 28, 2004, these commitments, totaling approximately $150 million, are either at or below current market prices.

Legal Proceedings

Solectron is from time to time involved in various litigation and legal matters, including those described below. By describing the particular matters set forth below, Solectron does not intend to imply that it or its legal advisors have concluded or believe that the outcome of any of those particular matters is or is not likely to have a material adverse impact upon Solectron’s business or consolidated financial condition and results of operations.

On September 19, 2002, one of Solectron’s former employees filed a complaint against Solectron in the Superior Court of the State of California, Santa Clara County, asserting two claims for wrongful termination. The case is encaptioned Ronald Sorisho v. Solectron Corporation et al., Case No. CV811243. In the complaint, plaintiff alleges that he was wrongfully terminated by Solectron in supposed retaliation for his alleged efforts to ensure that Solectron timely recognized a charge for excess, obsolete and slow moving inventory in the former Technology Solutions business unit. Plaintiff’s complaint seeks compensatory damages in an amount “not less than $2.5 million” as well as punitive damages. Solectron believes Mr. Sorisho’s claims of wrongful termination are without merit. Solectron filed a motion with the court challenging the sufficiency of Mr. Sorisho’s complaint, and in response to this motion, Mr. Sorisho filed an amended complaint in which he dropped one of his two original wrongful termination claims, but added a new claim for purported defamation based upon statements attributed to Solectron in a news article regarding Mr. Sorisho’s allegations against Solectron. Solectron tendered the defense of the defamation claim to its insurance carrier and the insurance carrier has assumed the defense of the defamation claim, subject to a reservation of rights. Trial in this matter is presently set for May 10, 2004, although there is no certainty that the matter will actually go to trial on that date.

On March 6, 2003, a putative shareholder class action lawsuit was filed against Solectron and certain of its officers in the United States District Court for the Northern District of California alleging claims under Section 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 10b-5 promulgated thereunder. The case is entitled Abrams v. Solectron Corporation et al., Case No. C-03-0986 CRB. The complaint alleged that the defendants issued false and misleading statements in certain press releases and SEC filings issued between September 17, 2001 and September 26, 2002. In particular, plaintiff alleged that the defendants failed to disclose and to properly account for excess and obsolete inventory in the former Technology Solutions business unit during the relevant time period. Additional complaints making similar allegations were subsequently filed in the same court, and pursuant to an order entered June 2, 2003, the Court appointed lead counsel and plaintiffs to represent the putative class in a single consolidated action. The Consolidated Amended Complaint, filed September 8, 2003, alleges an expanded class period of June 18, 2001 through September 26, 2002, and purports to add a claim for violation of Section 11 of the Securities Act of 1933, as amended (the “Securities Act”), on behalf of a putative class of former shareholders of C-MAC Industries, Inc., who acquired Solectron stock pursuant to the October 19, 2001 Registration Statement filed in connection with Solectron’s acquisition of C-MAC Industries, Inc. In addition, while the initial complaints focused on alleged inventory issues at the former Technology Solutions business unit, the Consolidated Amended Complaint adds allegations of inadequate disclosure and failure to properly account for excess and obsolete inventory at Solectron’s other business units. The complaint seeks an unspecified amount of damages on behalf of the putative class. Solectron believes the complaint to be without merit, and that it has valid defenses to the plaintiffs’ claims. There can be no assurance, however, that the outcome of the lawsuit will be favorable to Solectron or will not have a material adverse effect on Solectron’s business, financial condition and results of operations. In addition, Solectron may be forced to incur substantial litigation expenses in defending this litigation.

On March 21, 2003, Solectron, all the current members of its Board of Directors, and two former officers, were named as defendants in a shareholder derivative lawsuit entitled Lifshitz v. Cannon et al., Case No. CV815693, filed in the Santa Clara

County, California Superior Court. The plaintiff alleged that he should be permitted to pursue litigation, purportedly for the benefit of Solectron, against the individual director and officer defendants for alleged mismanagement and waste of corporate assets during the period from May 2001 to the present, purported breaches of fiduciary duty, “constructive fraud,” “abuse of control,” and alleged violations of the California Corporations Code by certain of the individual defendants who sold some of their Solectron stockholdings during the period from September 2001 through September 2002. On May 19, 2003, Solectron and the individual defendants moved to dismiss the Lifshitz complaint. In the meantime, two substantively identical derivative lawsuits, entitled Schactner v. Cannon, et al., Case No. CV817112, and Nims v. Cannon, et al., Case No. CV817158, were filed in the same Court on May 14 and May 15, respectively. Counsel for the plaintiffs in all three suits subsequently advised the Court that they would be filing a consolidated amended complaint, and accordingly, defendants’ motion to dismiss was taken off calendar pending the filing of the consolidated amended complaint combining the three lawsuits. On June 27, 2003, the plaintiffs served their consolidated amended complaint now alleging that “since January of 1999” all of the current members of Solectron’s Board of Directors, as well as four former officers and directors, purportedly breached their fiduciary duties and participated in or permitted “constructive fraud,” “unjust enrichment,” and alleged violations of the California Corporations Code. The consolidated complaint alleged an unspecified amount of compensatory and punitive damages, and sought the relinquishment of all profits realized by those individual defendants who sold Solectron stock during the relevant period, together with statutory penalties under California Corporations Code section 25402 which plaintiff alleged to be applicable to those sales of Solectron stock. Solectron moved to dismiss the Consolidated Amended Complaint because Solectron does not believe plaintiffs have adequately alleged a basis for plaintiffs to appropriate for themselves the duties of Solectron’s Board of Directors under applicable Delaware law, and believes that the consolidated complaint contains various factual errors and legal deficiencies. On October 7, 2003, the California Superior Court granted Solectron’s motion to dismiss, but granted the plaintiffs an opportunity to try to cure the deficiencies in their Consolidated Amended Complaint through a further amended complaint. Solectron has granted the plaintiffs’ request for an extension of time to file a further amended complaint. Solectron does not believe plaintiffs can show a sufficient basis to allow them to appropriate for themselves the duties of Solectron’s Board of Directors under applicable Delaware law. Solectron may be forced to incur substantial litigation expenses in defending this litigation.

NOTE 5 — Segment Information and Geographic Information

SFAS No. 131 “Disclosure about Segments of an Enterprise and Related Information” established standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports. It also established standards for related disclosures about products and services, geographic areas and major customers. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance.

Historically, Solectron had four reportable segments: Global Operations, Technology Solutions, Global Services and MicroSystems. Following a comprehensive review of its business strategy, concluding in the fourth quarter of fiscal 2003, Solectron committed to a plan to divest a number of business operations (see also Note 9, “Discontinued Operations”, for a discussion of divesting activities). As a result, Solectron is in the process of divesting a majority of the assets in the former Global Services, Technology Solutions, and MicroSystems reportable segments. The assets being divested are reported as discontinued operations.

Starting in the first quarter of fiscal 2004, Solectron realigned to a functional organizational structure to manage its continuing operations. Solectron is now organized into one reporting unit, Worldwide Operations, to deliver integrated solutions to its customers. Worldwide Operations consists of worldwide manufacturing and post-manufacturing services and is supported by the following functions - Worldwide Design and Engineering Services; Worldwide Sales and Account Management; Worldwide Strategy and Marketing; Finance; and Human Resources.

Solectron’s chief operating decision maker is the Chief Executive Officer. As a result of Solectron’s organizational realignment, the Chief Executive Officer evaluates financial information on a company-wide basis for purposes of making decisions and assessing financial performance. Accordingly, Solectron revised its presentation of operating and reportable segments from four to one to reflect how it now manages its business.

Geographic information for continuing operations as of and for the periods presented is as follows (in millions):

	February 28	August 31
	2004	2003
Long-term assets:
United States	$509.8	$428.7
Other North and Latin America	196.4	265.3
Europe	193.2	219.8
Asia Pacific	385.7	399.0

	$1,285.1	$1,312.8

	Three Months Ended February 28		Six Months Ended February 28
	2004	2003	2004	2003
Geographic net sales:
United States	$773.1	$806.4	$1,536.5	$1,676.2
Other North and Latin America	464.0	335.7	846.5	724.5
Europe	403.9	365.4	839.2	821.7
Malaysia	434.5	348.4	829.6	670.0
China	545.5	245.9	914.4	519.5
Other Asia Pacific	266.4	257.8	618.0	615.8

	$2,887.4	$2,359.6	$5,584.2	$5,027.7

Certain customers accounted for 10% or more of our net sales. The following table includes these customers and the percentage of net sales attributed to them:

	Three Months Ended February 28		Six Months Ended February 28
	2004	2003	2004	2003
Nortel Networks	***	13.2%	10.2%	13.1%
Cisco Systems	13.0%	11.1%	12.2%	10.8%
NEC	10.2%	***	***	***

*** Less than 10%

Solectron has concentrations of credit risk due to sales to the customers listed above as well as Solectron’s other significant customers. In particular, Nortel Networks accounted for approximately 12% and 15% of total accounts receivable related to continuing operations at February 28, 2004 and August 31, 2003, respectively.

NOTE 6 — Long-Term Debt

Liquid Yield Option Notes (LYONs)

In November 2000, Solectron issued 2.9 million LYONs at an issue price of $524.78 per note, which resulted in gross proceeds to Solectron of approximately $1.5 billion. These notes are unsecured and unsubordinated indebtedness of Solectron. Solectron will pay no interest prior to maturity. Each note has a yield of 3.25% with a maturity value of $1,000 on November 20, 2020. Each note is convertible to common shares at any time by the holder at a conversion rate of 11.7862 shares per note. Holders may require Solectron to purchase all or a portion of their notes on May 20, 2004, November 20, 2005 and 2010, at prices of $587.46, $616.57 and $724.42 per note, respectively, payable in cash or common stock at the option of Solectron. Also, each holder may require Solectron to repurchase all or a portion of such holder’s notes if a change in control of Solectron occurs on or before May 20, 2004. Solectron, at its option, may redeem all or a portion of the notes at any time on or after May 20, 2004. Solectron is amortizing the issuance cost through May 20, 2004. During the second quarter of fiscal 2004, Solectron did not repurchase any portion of these notes. The accreted value of these notes was $946 million as of February 28, 2004 and Solectron is expecting to be required to purchase these notes on May 20, 2004 for $953 million in cash and/or common stock. Accordingly, the carrying amount of $946 million was classified as short-term debt as of February 28, 2004.

Adjustable Conversion-Rate Equity Securities (ACES)

During the second quarter of fiscal 2002, Solectron closed its public offering of $1.1 billion, or 44 million units, of 7.25% ACES. Each ACES unit has a stated amount of $25.00 and consists of (a) a contract requiring the holder to purchase, for $25.00, a number of shares of Solectron common stock to be determined on November 15, 2004, based on the average trading price of

Solectron’s common stock at that time and certain specified settlement rates ranging from 2.1597 shares of Solectron’s common stock per purchase contract to 2.5484 shares of Solectron’s common stock per purchase contract (subject to certain anti-dilution adjustments); and (b) a $25 principal amount of 7.25% subordinated debenture due 2006. Solectron received gross proceeds of approximately $1.1 billion from the transaction. Solectron allocated $46.9 million to the fair value of the purchase contracts and recorded this amount in additional paid-in capital. The debentures initially were held and pledged for Solectron’s benefit to secure the holders’ obligation to purchase Solectron’s common stock on November 15, 2004. On or about August 15, 2004, the ACES debentures will be remarketed and, if the remarketing is successful, the interest rate will be reset at then current rates as described in the indentures and the proceeds from the remarketing will be used to satisfy the holders’ obligation to purchase Solectron’s common stock in November 2004. If the debentures are not successfully remarketed, the interest rate will not be reset and Solectron may use the pledged debentures to satisfy the holders’ obligation to purchase Solectron’s common stock in November 2004. As of February 28, 2004, the entire carrying amount of these ACES of $1.1 billion was classified as long-term debt. See Note 13, “Subsequent Events,” for additional information regarding these debentures.

9.625% Senior Notes

On February 8, 2002, Solectron issued an aggregate principal amount of $500 million of 9.625% senior notes due 2009. Solectron is required to pay interest on the notes in cash on February 15 and August 15 of each year. The indenture governing the terms of these notes contains restrictive provisions, which limit Solectron and its subsidiaries from making distributions on their capital stock, investments, incurring debt, issuing preferred stock and engaging in assets sales, among other provisions. As of February 28, 2004, the carrying amount of the notes of $498 million was classified as long-term debt.

7.375% Senior Notes

In March 1996, Solectron issued $150 million aggregate principal amount of senior notes. These notes are in denominations and have a maturity value of $1,000 each and are due on March 1, 2006. Interest is payable semiannually at a rate of 7.375% per annum. The notes may not be redeemed prior to maturity. As of February 28, 2004, the carrying amount of the notes of $150 million was classified as long-term debt.

0.5% Convertible Senior Notes due 2034

During the second quarter of fiscal 2004, Solectron completed the offering of $450 million of convertible senior notes, or 450,000 notes in $1,000 denomination, to qualified buyers in reliance on Rule 144A under the Securities Act. The notes are unsecured and unsubordinated indebtedness of Solectron and will mature on February 15, 2034. The notes are convertible into shares of common stock of Solectron at any time prior to maturity, redemption or repurchase by Solectron, if (1) the price of our common stock issuable upon conversion of a note reaches 120% of the conversion price of the notes, or $11.60, (2) the notes have been called for redemption, (3) specified corporate transactions occur, or (4) the trading price of the notes fall below 95% of the average conversion value. The initial conversion rate is 103.4468 shares per each $1,000 principal amount of notes, subject to adjustment in certain circumstances. This is equivalent to a conversion price of approximately $9.67 per share.

Interest on the notes will be paid on February 15 and on August 15 of each year. The first payment will be made on August 15, 2004. On or after February 20, 2011, Solectron will have the option to redeem all or a portion of the notes that have not been previously purchased, repurchased or converted, at 100% of the principal amount of the notes to be redeemed plus accrued and unpaid interest and liquidated damages owed, if any, to, but excluding, the date of the purchase. Holders of the notes may require Solectron to purchase all or a portion of the notes for cash on each of February 15, 2011, 2014, 2019, 2024, and 2029 at a price equal to 100% of the principal amount of the notes to be repurchased plus accrued and unpaid interest, and liquidated damages owed, if any, to, but excluding, the date of repurchase. Holders will have the option, subject to certain conditions, to require Solectron to repurchase any notes held by such holder in the event of a “change in control”, as described in the offering circular dated February 9, 2004, at a price of 100% of the principal amount of the notes plus accrued and unpaid interest and liquidated damages owed, if any, to, but excluding, the date of repurchase.

Solectron has agreed pursuant to a registration rights agreement to file a shelf registration statement with respect to the resale of the notes and the common stock issuable upon conversion of the notes. If Solectron fails to comply with specified obligations under the registration rights agreement, liquidated damages will be payable to the holders of the notes and the common stock issuable upon conversion of the notes. All costs and expenses incurred with the issuance of the above offering have been capitalized and will be amortized quarterly over seven years.

The net proceeds of $436.5 million are maintained by a trustee and recorded as restricted cash which is included in cash, cash equivalents, and short-term investments on the condensed consolidated balance sheet as of February 28, 2004. The trustee has instructions to apply the funds to purchase Solectron’s outstanding unsubordinated indebtedness, which include the 3.25% LYONs due 2020. Holders of Solectron’s 3.25% LYONs will have the right on May 20, 2004 to require Solectron to repurchase up to the entire $953 million accreted value of the securities. To the extent that, after May 31, 2004, there are proceeds of the offering of the notes remaining in the account that were not applied to the repurchase of Solectron’s outstanding unsubordinated indebtedness, the trustee will be required to call, on Solectron’s behalf, a portion of the 9.625% senior notes due 2009, and to apply any such remaining funds to the redemption of the senior notes.

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

As of February 28, 2004, Solectron had outstanding foreign exchange forward contracts with a total notional amount of approximately $599 million related to continuing operations.

Solectron also uses interest rate swaps to hedge its mix of short-term and long-term interest rate exposures resulting from Solectron’s debt obligations. During the third quarter of fiscal 2002, Solectron entered into interest rate swap transactions under which it pays variable rates and receives fixed rates. The interest rate swaps have a total notional amount of $1 billion. $500 million relates to Solectron’s $1.1 billion ACES and expires on November 15, 2004 and $500 million relates to the 9.625% $500 million senior notes expiring on February 15, 2009. Under each of these swap transactions, Solectron pays an interest rate equal to the 3-month LIBOR rate plus a fixed spread. In exchange, Solectron receives fixed interest rates of 7.25% on the first $500 million and 9.625% on the second $500 million. These swap transactions effectively replace the fixed interest rates that Solectron must pay on a portion of its ACES and all of its 9.625% senior notes with variable interest rates. These swaps are designated as fair value hedges under SFAS No. 133.

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

NOTE 8 — Intangible Assets

Solectron’s intangible assets, which are classified in other assets in the condensed consolidated balance sheets, are categorized into three main classes: supply agreements, intellectual property agreements and other. The intellectual property agreements resulted from Solectron’s acquisitions of various IBM facilities. The other intangible assets consist of miscellaneous acquisition related intangibles from Solectron’s various asset purchases.

The following tables summarize the gross amounts and accumulated amortization for each main class of Solectron’s intangible assets as of February 28, 2004 and August 31, 2003 (in millions):

February 28, 2004:

	Supply	Intellectual Property
	Agreements	Agreements	Other	Total
Gross amount	$228.1	$108.5	$126.7	$463.3
Accumulated amortization	(85.9)	(51.3)	(75.0)	(212.2)
Prior year impairment	(140.4)	—	(31.3)	(171.7)

Carrying value	$1.8	$57.2	$20.4	$79.4

August 31, 2003:

	Supply	Intellectual Property
	Agreements	Agreements	Other	Total
Gross amount	$228.1	$108.5	$126.1	$462.7
Accumulated amortization	(85.7)	(45.6)	(71.5)	(202.8)
Impairment	(140.4)	—	(31.3)	(171.7)

Carrying value	$2.0	$62.9	$23.3	$88.2

Solectron expects that its annual amortization expense, reportable as required by SFAS No. 142 for these intangibles, would be approximately $18.8 million for each of the next three fiscal years and $11.5 million for each of the two subsequent fiscal years. Amortization expense for the three and six months ended February 28, 2004 was $4.6 million and $9.4 million, respectively.

NOTE 9 — Discontinued Operations

During the fourth quarter of fiscal 2003, as a result of a full review of its portfolio of businesses, Solectron committed to a plan to divest a number of business operations that are no longer part of Solectron’s strategic plan for the future. These businesses are Dy 4 Systems Inc., Kavlico Corporation, C-MAC’s Microtechnology division, SMART Modular Technologies Inc., Stream International Inc., Solectron’s 65% interest in US Robotics Corporation, and a business within Solectron’s portfolio which is being marketed on a confidential basis. The divestitures of these companies will allow Solectron to offer a more focused and integrated set of supply chain solutions for its customers.

These businesses each qualify as a discontinued operation component of Solectron under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Solectron has reported the results of operations and financial position of these businesses in discontinued operations within the condensed consolidated statements of operations and the balance sheets for all periods presented. In addition, Solectron has excluded the cash flow activity from these businesses from the condensed consolidated statements of cash flows for all periods presented.

The results from discontinued operations were as follows (in millions):

	Three Months Ended February 28		Six Months Ended February 28
	2004	2003	2004	2003
Net sales	$411.5	$410.0	$879.1	$839.0
Cost of sales	345.3	342.8	747.8	700.2

Gross profit	66.2	67.2	131.3	138.8
Operating expenses - net	44.5	68.3	172.8	141.1

Operating income (loss)	21.7	(1.1)	(41.5)	(2.3)
Interest income (expense) - net	0.6	(3.1)	0.8	0.7
Other income (expense) - net	3.0	(0.5)	(1.3)	(0.6)

Income (loss) before income taxes	25.3	(4.7)	(42.0)	(2.2)
Income tax expense	3.6	2.2	3.9	8.3

Income (loss) from discontinued operations, net of tax	$21.7	$(6.9)	$(45.9)	$(10.5)

During the second quarter of fiscal 2004, Solectron completed the sale of one of its discontinued operations for cash proceeds of $110 million resulting in a pre-tax gain of $67.2 million which is included in operating expenses - net of discontinued operations for the three and six months ended February 28, 2004. The sales agreement for the divestiture contains certain indemnification provisions that under which Solectron may be required to indemnify the buyer of the divested business for the liabilities, losses, or expenses arising out of breaches of covenants and certain breaches of representations and warranties relating to the condition of the business prior to and at the time of sale. Solectron is contingently liable for up to $15 million for a period of 18 months subsequent to the completion of the sale. As of February 28, 2004, there were no liabilities recorded under this indemnification. Furthermore, Solectron recorded approximately $55.7 million of restructuring and impairment costs related to discontinued operations which is included in operating expenses - net of discontinued operations for the three and six months ended February 28, 2004.

The current and non-current assets and liabilities of discontinued operations as of February 28, 2004 and August 31, 2003, were as follows (in millions):

	February 28	August 31
	2004	2003
Cash, cash equivalents and short-term investments	$46.1	$36.4
Accounts receivable, net	283.5	276.2
Inventories	141.5	121.4
Prepaid expenses and other current assets	14.1	18.1

Total current assets of discontinued operations	$485.2	$452.1

Property and equipment, net	$55.7	$126.5
Goodwill	44.5	112.2
Other assets	12.7	24.2

Total non-current assets of discontinued operations	$112.9	$262.9

Short-term debt	$9.3	$6.1
Accounts payable	169.7	168.1
Accrued employee compensation	45.8	41.4
Accrued expenses	52.1	55.2
Other current liabilities	39.4	63.1

Total current liabilities of discontinued operations	$316.3	$333.9

Total non-current liabilities of discontinued operations	$15.5	$22.6

On February 12, 2004 Solectron signed a definitive agreement to sell SMART Modular Technologies, Inc. (SMART) to Texas Pacific Group, Francisco Partners and Shah Management. In conjunction with the sale of SMART, it is anticipated that Solectron will be assigned a synthetic lease currently held by SMART.

NOTE 10 — Restructuring and Impairment

Beginning in the second quarter of fiscal 2001, Solectron recorded restructuring and impairment costs as it rationalized operations in light of customer demand declines and the economic downturn. The measures, which included reducing the workforce, consolidating facilities and changing the strategic focus of a number of sites, was largely intended to align Solectron’s capacity and infrastructure to anticipated customer demand as well as to rationalize its footprint worldwide. The restructuring and impairment costs include employee severance and benefit costs, costs related to leased facilities abandoned and subleased, owned facilities no longer used by Solectron which will be disposed of, costs related to leased equipment that has been abandoned, and impairment of owned equipment that will be disposed of. For owned facilities and equipment, the impairment loss recognized was based on the fair value less costs to sell, with fair value estimated based on existing market prices for similar assets. Severance and benefit costs and other costs associated with restructuring activities initiated prior to January 1, 2003 were recorded in compliance with EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity.” Severance and benefit costs associated with restructuring activities initiated on or after January 1, 2003 are recorded in accordance with SFAS No. 112, “Employer’s Accounting for Postemployment Benefits,” as Solectron concluded that it had a substantive severance plan. For leased facilities abandoned and subleased after December 31, 2002, the estimated lease loss accrued represents the present value of future lease payments subsequent to abandonment less any present value of estimated sublease income. For those facilities abandoned and subleased as part of restructuring activities under EITF Issue No. 94-3, the estimated lease loss represents payments subsequent to abandonment less any estimated sublease income. In order to estimate future sublease income, Solectron works with an independent broker to estimate the length of time until it can sublease a facility and the amount of rent it can expect to receive. Estimates of expected sublease income could change based on factors that affect Solectron’s ability to sublease those facilities such as general economic conditions and the real estate market, among others.

The following summarizes Solectron’s restructuring charges:

Three and six months ended February 28, 2004 and 2003

Solectron continued its restructuring activities in the second quarter of fiscal 2004 and total restructuring and impairment costs of $73.6 million were charged against continuing operations. The following table summarizes restructuring charges included in the accompanying condensed consolidated statements of operations (in millions):

	Three Months Ended February 28		Six Months Ended February 28
	2004	2003	2004	2003	Nature
Impairment of equipment and facilities	$15.6	$10.1	$13.1	$22.2	non-cash
Severance and benefit costs	4.6	41.9	14.7	103.1	cash
Loss on leased equipment	3.6	(7.1)	3.9	(4.2)	cash
Loss on leased facilities	32.1	1.0	36.6	7.5	cash
Other exit costs	17.7	—	32.3	11.8	cash

Total	$73.6	$45.9	$100.6	$140.4

During the three months ended February 28, 2004, the company performed a comprehensive review of the lease liability for vacant facilities. Based on current and projected market conditions for applicable rental markets, Solectron recorded approximately $32.1 million in lease expense in continuing operations. This amount is a combination of additional facility space that was vacated during the second quarter of fiscal 2004 along with revised estimates for existing vacant facility space. As of February 28, 2004, Solectron has approximately 1.7 million square feet of vacant facility space in continuing operations. If projected sublease income does not meet expectation, Solectron could potentially incur up to approximately $25 million in additional facility lease expenses.

During the three and six months ended February 28, 2004, Solectron also incurred $17.7 million and $32.3 million, respectively, in other exit costs. These costs mainly represent program transfer activity between global operation sites which are recorded as the charges are incurred.

The employee severance and benefit costs included in the restructuring charges recorded in the second quarter of fiscal 2004 related to approximately 1,200 full-time positions worldwide, all of which have been eliminated. Approximately 54% of the positions were in the Americas region, 42% were in Europe and 3% were in Asia/Pacific.

The employee severance and benefit costs included in the restructuring charges recorded in the first quarter of fiscal 2004 related to approximately 850 full-time positions worldwide, all of which have been eliminated. Approximately 68% of the positions were in the Americas region, 24% were in Europe and 8% were in Asia/Pacific.

Fiscal 2003 and 2002

The following table summarizes restructuring charges relating to continuing operations recorded in fiscal 2003 and 2002 (in millions):

	Years ended August 31
	2003	2002	Nature
Impairment of equipment	$47.7	$120.0	non-cash
Impairment of facilities	77.8	81.0	non-cash
Impairment of other long-lived assets	26.9	162.5	non-cash

Impairment of equipment, facilities and other	$152.4	$363.5
Severance and benefit costs	$220.7	$115.0	cash
Loss on leased equipment	2.2	23.8	cash
Loss on leased facilities	23.6	79.3	cash
Other exit costs	32.6	20.7	cash

Total	$431.5	$602.3

The employee severance and benefit costs included in the restructuring charges recorded in fiscal 2003 relate to the elimination of approximately 9,500 full-time positions worldwide and all such positions have now been eliminated under this plan. Approximately 57% of the positions eliminated were in the Americas region, 31% were in Europe and 12% were in Asia/Pacific. Facilities and equipment subject to restructuring were primarily located in the Americas and Europe. For leased facilities that are abandoned and subleased, the lease costs represent future lease payments subsequent to abandonment less estimated sublease income. For owned facilities and equipment, the impairment loss recognized was based on the fair value less costs to sell, with fair value based on estimates of existing market prices for similar assets.

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

The following table summarizes the restructuring accrual balance for continuing operations as of February 28, 2004 (in millions):

	Severance	Lease Payments	Lease Payments	Other Exit
	and Benefits	on Facilities	on Equipment	Costs	Total
Balance of accrual at August 31, 2003	$73.1	$32.5	$29.3	$10.5	$145.4
Q1-FY04 Provison	10.1	4.5	0.3	14.6	29.5
Q1-FY04 Cash payments	(23.5)	(1.3)	(8.8)	(16.9)	(50.5)

Balance of accrual at November 30, 2003	$59.7	$35.7	$20.8	$8.2	$124.4
Q2-FY04 Provison	4.6	32.1	3.6	17.7	58.0
Q2-FY04 Cash payments	(36.7)	(4.5)	(5.4)	(0.7)	(47.3)

Balance of accrual at February 28, 2004	$27.6	$63.3	$19.0	$25.2	$135.1

Accruals related to restructuring activities were recorded in accrued expenses in the accompanying condensed consolidated balance sheets.

NOTE 11 — Loss Per Share Calculation

Basic net loss per share is computed using the weighted average number of common shares outstanding during the period.

Diluted net loss per common share is computed using the weighted average number of common and dilutive equivalent shares outstanding during the period; dilutive common equivalent shares consist of options to purchase common stock and shares issueable upon conversion of Solectron’s LYONs and ACES. Dilutive common equivalent shares would also include shares issuable upon conversion of Solectron’s 0.5% senior notes only if certain conversion events occur. Due to Solectron’s net losses reported, dilutive common equivalent shares were excluded from the computation of diluted loss per share, as inclusion would be anti-dilutive for the periods presented.

If Solectron had generated earnings during the three and six months ended February 28, 2004, Solectron would have added 140.0 million and 151.2 million common equivalent shares, respectively, to the basic weighted average shares outstanding to compute the diluted weighted average shares outstanding. If certain conversion events occurred related to Solectron’s 0.5% senior notes, an additional 23.3 million and 11.6 million common equivalent shares would have been added to the calculation of diluted weighted average shares outstanding for the three and six months ended February 28, 2004, respectively. If Solectron had generated earnings during the three and six months ended February 28, 2003, Solectron would have added 149.2 million and 150.2 million common equivalent shares, respectively, to the basic weighted average shares outstanding to compute the diluted weighted average shares outstanding.

NOTE 12 — Income Taxes

SFAS No. 109, “Accounting for Income Taxes,” requires that a valuation allowance be established when it is “more likely than not” that all or a portion of deferred tax assets will not be realized. A review of all available positive and negative evidence needs to be considered, including the company’s performance, the market environment in which the company operates, the utilization of past tax credits, length of carryback and carryforward periods, and existing contracts or sales backlog that will result in future profits, among other factors. It further states that forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence such as cumulative losses in recent years in the jurisdictions to which the deferred tax assets relate. Therefore, cumulative losses weigh heavily in the overall assessment. As a result of the review undertaken after the end of the third quarter of the preceding fiscal year, Solectron concluded that it was appropriate to establish a full valuation allowance for most of the net deferred tax assets arising from its operations in the jurisdictions to which the deferred tax assets relate. The total valuation allowance is approximately $1.4 billion as of February 28, 2004. In addition, Solectron expects to continue to provide a full valuation allowance on future tax benefits until it can demonstrate a sustained level of profitability that establishes its ability to utilize the assets in the jurisdictions to which the assets relate. Solectron incurred net tax expenses in certain countries in which it has profitable operations during the three and six months ended February 28, 2004.

NOTE 13 — Subsequent Events

On March 22, 2004, Solectron signed a definitive agreement to sell Stream’s International call center business to the parent company of ECE Holdings, Inc. On March 23, 2004, Solectron signed a definitive agreement to sell Kavlico’s sensor products business to Schneider Electric. Solectron will continue to actively market the remaining three companies and anticipate total proceeds from the sale of all companies to range from $500-$600 million.

On April 8, 2004, Solectron commenced an offer to exchange 2.5484 shares of common stock and $1.97 in cash per unit for up to 41,800,000 units of its outstanding 7.25% ACES. The purpose of the exchange is to effect the early settlement of the embedded purchase contracts and the early retirement of debentures that are currently pledged to secure the embedded purchase contract settlement on November 15, 2004. The Company expects to complete the exchange in the third quarter of fiscal 2004 and expects to record a loss in the condensed consolidated statement of operations to the extent that the reacquisition price for the ACES differs from their carrying value plus expenses incurred in conjunction with this exchange.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking Statements

With the exception of historical facts, the statements contained in this quarterly report are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are subject to the safe harbor provisions set forth in the Exchange Act. These forward-looking statements relate to matters including, but not limited to:

•	future sales and operating results;

•	future prospects and growth;

•	our ability to improve our gross profit margins;

•	the capabilities and capacities of our business operations;

•	any financial or other guidance;

•	our shift from business units to a functionally aligned organizational structure;

•	our business strategy and our ability to execute on such strategy;

•	our ability to successfully divest certain operations;

•	the anticipated financial impact of recent and future acquisitions and divestitures;

•	the timing and amount of our planned restructuring activities and related estimated cost savings;

•	the expansion of our low-cost manufacturing capacity and redirection of our manufacturing operations to lower-cost facilities;

•	our ability to weather the current economic downturn with a sustainable long-term cost structure to support improved operating efficiency and margins;

•	the anticipated production levels and revenues of manufacturing and supply agreements with customers;

•	the potential impact of, and our strategies for addressing, our current litigation and environmental liability exposure; and

•	various other forward-looking statements contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Overview

We provide a full range of global manufacturing and integrated supply chain services to the world’s high-tech electronics companies. Our revenue is generated from sales of our services primarily to customers in the Computing & Storage, Networking, Communications, Consumer, Semiconductor/Test, and Automotive markets.

A relatively small number of customers historically have been responsible for a significant portion of our net sales. Sales to our ten largest customers accounted for 62% and 60% for the three and six months ended February 28, 2004, respectively. Cisco Systems and NEC, each accounted for 10% or more of our net sales in the three months ended February 28, 2004, while Cisco Systems and Nortel Networks each accounted for 10% or more of our net sales in the six months ended February 28, 2004.

For the second quarter of fiscal 2004, net sales totaled $2.9 billion, a 22.4% increase over the corresponding period of fiscal 2003 and a 7.1% increase over the first quarter of fiscal 2004. Sales in the Consumer market as a percentage of total sales increased to 20.5% in the second quarter of fiscal 2004 from 13.0% in the corresponding period of fiscal 2003, whereas the Communications, Networking and Computing & Storage markets as a percentage of total sales declined to 18.1%, 21.8%, and 30.9%, in the second quarter of fiscal 2004 from 21.9%, 24.6%, and 31.4%, respectively, in the corresponding period of 2003.

For the six months ended February 28, 2004, net sales totaled $5.6 billion, an 11.1% increase over the corresponding period of fiscal 2003. Sales in the Computing & Storage and Consumer markets as a percentage of total sales increased to 33.7% and 18.3% in the six months ended February 28, 2004, from 30.4% and 13.4%, respectively, in the corresponding period of fiscal 2003. Sales in the Communications and Networking markets as a percentage of total sales declined to 18.0% and 21.4% for the six months ended February 28, 2004 from 22.9% for the corresponding period in fiscal 2003. These revenue increases were driven primarily by increased end-market demand across a majority of the markets we serve as well as the ramp of new customer wins.

We have made significant progress in lowering selling, general, and administrative expense to below 4% of sales and have reported increased revenues over the past two quarters. Having made significant progress in operating expenses over the past several quarters, we are now focusing on improving our gross margins by implementing Six Sigma Lean initiatives to enable us to better utilize our existing manufacturing capacity and lower supply chain costs, while improving our flexibility to meet customer requirements. We have completed our shift of capacity to low cost regions and now have greater than 70% of our people and equipment in low-cost geographies.

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

Intangible Assets

Our intangible assets consist primarily of intellectual property agreements and other intangible assets obtained from asset acquisitions. Intangible assets are evaluated for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. Such an asset is considered impaired if the carrying amount of the asset grouping including the intangible asset exceeds the sum of the undiscounted cash flows expected to result from the use and ultimate disposition of the assets. If such assets are considered to be impaired, the impairment to be recognized is the amount by which the carrying amount of the assets exceeds fair value determined using a discounted cash flow model. While our cash flow assumptions and estimated useful lives are consistent with our business plans, there is significant judgment involved in determining these cash flows.

Restructuring and Related Impairment Costs

Over the past few years, we have recorded restructuring and impairment costs as we rationalized our operations in light of customer demand declines and the economic downturn. These restructuring and impairment charges include employee severance and benefit costs, costs related to leased facilities that have been abandoned and subleased, owned facilities no longer used by us which will be disposed of, costs related to leased equipment that has been abandoned, and impairment of owned equipment that will be disposed of. For owned facilities and equipment, the impairment loss recognized was based on the fair value less costs to sell, with fair value estimated based on existing market prices for similar assets. Severance and benefit costs and other costs associated with restructuring activities initiated prior to January 1, 2003 were recorded in compliance with EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity.” Severance and benefit costs associated with restructuring activities initiated on or after January 1, 2003 are recorded in accordance with SFAS No. 112, “Employer’s Accounting for Postemployment Benefits,” as we concluded that we had a substantive severance plan. For leased facilities that have been abandoned and subleased after December 31, 2002, the estimated lease loss accrued represents the present value of future lease payments subsequent to abandonment less any estimated sublease income. For those facilities abandoned and subleased as part of restructuring activities under EITF Issue No. 94-3, the estimated lease loss represents payments subsequent to abandonment less any estimated sublease income. In order to estimate future sublease income, we work with an independent broker to estimate the length of time until we can sublease a facility and the amount of rent we can expect to receive. Our estimates of expected sublease income could change based on factors that affect our ability to sublease those facilities such as general economic conditions and the real estate market, among others.

Income Taxes

We currently have significant deferred tax assets in certain jurisdictions resulting from tax credit carryforwards, net operating losses and other deductible temporary differences, which will reduce taxable income in such jurisdictions in future periods. In previous reporting periods, we had provided valuation allowances for future tax benefits resulting from foreign net operating loss carryforwards and for certain other U.S. and foreign deductible temporary differences where we believed future realizability was in doubt. We had believed it was more likely than not that the remaining net deferred tax assets would be realized principally based upon forecasted taxable income, generally within the twenty-year net operating loss carryforward periods. SFAS No. 109 requires a valuation allowance be established when it is “more likely than not” that all or a portion of deferred tax assets will not be realized, and further provides that it is difficult to conclude that a valuation allowance is not needed when there is negative evidence in the form of cumulative losses in recent years. Therefore, cumulative losses weigh heavily in the overall assessment. We identified several significant developments, which we considered in determining the need for nearly a full valuation allowance recorded in the third quarter of fiscal 2003, including the continuing market conditions, the absence of material growth in quarterly revenue levels, the necessity for further cost reduction actions to attain profitability, and the resulting inability to accurately predict sustainable profit levels in the countries in which the deferred tax assets arose sufficient to establish, to the requisite level of certainty, that we would be able to utilize those deferred tax assets. As a result of our assessment, we increased our total valuation allowance on deferred tax assets arising from continuing operations to approximately $1.4 billion at February 28, 2004. We expect to record a full valuation allowance on future tax benefits until we reach a sustained level of profitability in the countries in which deferred tax assets arise.

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

	Three Months Ended February 28		Six Months Ended February 28
	2004	2003	2004	2003
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	95.5	97.4	95.4	95.5

Gross profit	4.5	2.6	4.6	4.5
Operating expenses:
Selling, general and administrative	3.8	5.9	4.0	5.9
Restructuring and impairment costs	2.5	2.0	1.8	2.8

Operating loss	(1.8)	(5.3)	(1.2)	(4.2)
Interest income	0.1	0.4	0.1	0.3
Interest expense	(1.5)	(2.3)	(1.6)	(2.2)
Other income-net	0.1	0.7	0.2	1.0

Operating loss from continuing operations before income taxes	(3.1)	(6.5)	(2.5)	(5.1)
Income tax expense (benefit)	—	(2.1)	—	(1.7)

Loss from continuing operations	(3.1)%	(4.4)%	(2.5)%	(3.4)%
Discontinued operations:
Income (loss) from discontinued operations	0.9	(0.2)	(0.8)	—
Income tax expense	0.2	0.1	0.1	0.2

Net loss	(2.4)%	(4.7)	(3.4)%	(3.6)%

Net Sales – Continuing Operations

Net sales increased to $2.9 billion and $5.6 billion for the three and six months ended February 28, 2004 from $2.4 billion and $5.0 billion in the corresponding periods of fiscal 2003, respectively. The increase was driven by the Consumer and Computing & Storage markets generating approximately $286.8 million and $151.3 million, respectively, more in revenue during the second quarter of fiscal 2004 as compared to the same period a year ago. In addition, revenue generated by the Consumer and Computing & Storage markets increased by approximately $703.9 million during the six months ended February 28, 2004 as compared to the six months ended February 28, 2003. This growth is attributed to the ramp-up of 3G hand-set business in the Consumer market, along with strong demand for low-end/mid-range servers and personal computers in the Computing & Storage market.

International Sales – Continuing Operations

In the three and six months ended February 28, 2004, our international locations contributed approximately 73.2% and 72.5%, respectively, of net sales compared to approximately 65.8% and 66.7%, respectively, for the corresponding periods of fiscal

2003. Net sales from our international sites, as a percentage of consolidated net sales, have grown primarily in the Asia/Pacific region where we have invested to take advantage of lower cost of operations. Our international operations are subject to various risks of doing business abroad. See “Risk Factors” for additional factors relating to possible fluctuations of our international operating results. While these dynamics have not materially harmed our results of operations, we cannot ensure that there will not be such an impact in the future.

Major Customers – Continuing Operations

Certain customers accounted for 10% or more of our net sales. The following table includes these customers and the percentage of net sales attributed to them:

	Three Months Ended February 28		Six Months Ended February 28
	2004	2003	2004	2003
Nortel Networks	***	13.2%	10.2%	13.1%
Cisco Systems	13.0%	11.1%	12.2%	10.8%
NEC	10.2%	***	***	***

*** Less than 10%

Our top ten customers accounted for approximately 62% and 60% of net sales for the three and six months ended February 28, 2004, respectively, compared to approximately 60% in the corresponding periods of fiscal 2003. We are dependent upon continued revenues from the customers listed above as well as our other large customers. Sales to these or any other customers could increase or decrease as a percentage of consolidated net sales either individually or as a group. Consequently, any material decrease in sales to these or other customers could materially harm our results of operations.

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

Our gross margin percentage increased to 4.5% and 4.6%, respectively, for the three and six months ended February 28, 2004, compared to 2.6% and 4.5% for the corresponding periods in fiscal 2003. During the second quarter of fiscal 2003, our margin was negatively affected by inefficiencies associated with reduced demand and a $76.3 million inventory charge related to excess and obsolete inventory which was taken due to the continued depressed condition of the telecommunications market.

During the past year, our margins have been negatively affected by our sales mix and continued pricing pressure in our industry. Recently, we have increased sales in the Consumer market which generally yields lower gross profit margins. Our gross margins have also been negatively impacted due to the under-absorption of fixed costs as a result of excess manufacturing capacity.

We are implementing a number of initiatives to improve our gross margins: (1) Six Sigma Lean manufacturing initiative to improve operational effectiveness and efficiency; (2) Improving capacity utilization; (3) Ensuring contractual relationships reflect value added by our operations; (4) A more disciplined pricing model; (5) Engaging with our customers in collaborative design; and (6) Alignment of incentive compensation to improve operational and financial metrics.

Over time, gross margins at the individual sites and for Solectron as a whole may continue to fluctuate. Increases in the systems-build business or turnkey projects, additional costs associated with new projects and price erosion within the electronics industry could negatively impact our gross margins.

Sales of inventory previously written down or written off have not been significant and have not had any material impact on our gross margins for the three and six months ended February 28, 2004.

Selling, General and Administrative Expenses – Continuing Operations

Selling, general and administrative (SG&A) expenses decreased $30.2 million, or 21.7%, for the three months ended February 28, 2004 compared to the corresponding period in fiscal 2003. SG&A expenses decreased $74.4 million, or 24.9%, for the six months ended February 28, 2004 compared to the corresponding period in fiscal 2003. As a percentage of net sales, SG&A decreased to 3.8% and 4.0% for the three and six months ended February 28, 2004 compared to 5.9% in the corresponding periods in fiscal 2003. The decrease was primarily due to headcount and other SG&A expense reductions resulting from our cost reduction initiatives.

Restructuring and Impairment – Continuing Operations

Beginning in the second quarter of fiscal 2001, we initiated the restructuring of our operations in light of the economic downturn. The measures, which included reducing the workforce, consolidating facilities and changing the strategic focus of a number of sites, have been intended to align our capacity and infrastructure to anticipated customer demand, transition our operations to lower cost regions, and rationalize our footprint worldwide. For leased facilities abandoned and subleased, lease costs charged to restructuring expense represent the present value of future lease payments subsequent to abandonment less the present value of estimated sublease income. For facilities and equipment held for disposal, the impairment loss recognized was based on the fair value less costs to sell with fair value based on estimates of existing market prices for similar assets. We continue to evaluate our cost structure relative to current anticipated revenue levels and to adjust our manufacturing footprint between high cost and low cost areas and may take additional restructuring charges in the future. If our estimates about future restructuring charges prove to be inadequate, our financial condition and results of operations may suffer.

During the second quarter of fiscal 2004, we continued our restructuring activities and total restructuring and impairment costs of $73.6 million were charged against operations which were related to the closure and consolidation of, and impairment of certain long-lived assets at various manufacturing sites.

During the second quarter of fiscal 2004, we performed a comprehensive review of the lease liability for vacant facilities. Based on current and projected real estate market conditions for applicable rental markets, we recorded approximately $32.1 million of lease expense in continuing operations. This amount is a combination of additional facility space that was vacated during the quarter along with revised estimates for existing vacant facility space. At the end of the second quarter of fiscal 2004, we have approximately 1.7 million square feet of vacant facility space in continuing operations.

Ongoing Restructuring Activities

We continue to rationalize manufacturing facilities and headcount to better scale capacity to current market and operating conditions. We expect to incur nominal restructuring charges which will consist of both cash and non-cash charges during the remainder of the fiscal year as we continue to sell assets and revise previous estimates.

See Note 10, “Restructuring and Impairment,” for further discussion of our restructuring activities.

Interest Income – Continuing Operations

Interest income decreased $6.0 million to $3.6 million for the three months ended February 28, 2004 from $9.6 million in the corresponding period in fiscal 2003. Interest income decreased $8.8 million to $6.0 million for the six months ended February 28, 2004 from $14.8 million in the corresponding period in fiscal 2003. The decreases were due to reduced average cash, cash equivalent and short-term investment balances and lower average interest rates in fiscal 2004 as compared to fiscal 2003.

Interest Expense – Continuing Operations

Interest expense decreased $9.3 million to $44.4 million for the three months ended February 28, 2004 from $53.7 million in the corresponding period in fiscal 2003. Interest expense decreased $20.7 million to $88.3 million for the six months ended February 28, 2004 from $109.0 million in the corresponding period in fiscal 2003. The decreases were primarily due to the retirement of approximately $1.8 billion aggregate principal amount of our Liquid Yield Option Notes (LYONs) during fiscal 2003.

Other Income - net – Continuing Operations

Other income - net decreased $12.0 million to $3.3 million for the three months ended February 28, 2004 from $15.3 million in the corresponding period in fiscal 2003. Other income decreased $42.2 million to $9.3 million for the six months ended February 28, 2004 from $51.5 million in the corresponding period in fiscal 2003. For the three and six months ended February 28, 2003, other income - net primarily consisted of gains on retirement of our LYONs. The following table provides the details of the retirement of our 4.0% LYONs due 2019, 2.75% LYONs due 2020 and our 3.25% LYONs due 2020 in each period presented in the accompanying condensed consolidated financial statements (in millions):

	Three Months Ended February 28		Six Months Ended February 28
	2004	2003	2004	2003
Principal amount at maturity	$—	$235.0	$—	$625.1

Carrying value	$—	$131.0	$—	$347.2
Cash paid	—	126.9	—	308.9

Gain included in other income-net	$—	$4.1	$—	$38.3

The remaining components of other income - net fluctuate primarily due to foreign currency gains and losses.

Income Taxes – Continuing Operations

Our income tax expense was $0.5 million and $3.0 million, respectively, for the three and six months ended February 28, 2004 as compared to an income tax benefit of $49.8 million and $84.8 million, respectively, for the three and six months ended February 28, 2003. Management’s decision to provide a valuation allowance on certain deferred tax assets resulted in the tax expense incurred in the third quarter of fiscal 2003. Subsequent to the third quarter of fiscal 2003, we established a full valuation allowance for most of the net deferred tax assets arising from operations. Income tax expense that would otherwise be incurred over the next several quarters will be reduced to the extent of offsetting valuation allowance reductions. We incurred net tax expense in certain countries in which we have profitable operations during the three and six months ended February 28, 2004.

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

Liquidity and Capital Resources – Continuing Operations

Cash, cash equivalents, and short-term investments increased to approximately $1.8 billion at February 28, 2004 from approximately $1.5 billion at August 31, 2003. Our cash, cash equivalents and short-term investments on the accompanying condensed consolidated balance sheets include $464.3 million and $62.0 million, respectively, of balances restricted primarily in connection with the terms of our leasing transactions and recently issued convertible securities.

Cash used in and provided by operating activities was $185.3 million and $196.4 million during the six months ended February 28, 2004 and February 28, 2003, respectively. The net increase in cash used for operating activities in the six months ended February 28, 2004 was primarily due to increases in current assets, including accounts receivable and inventory, to support higher revenue.

Cash used in and provided by investing activities was $327.8 million and $343.1 million during the six months ended February 28, 2004 and February 28, 2003, respectively. The decrease in cash provided by investing activities is primarily due to reduction of cash provided by sales and maturities of short-term investments and restricted cash between the two periods. During the second quarter of fiscal 2003, we reduced our cash investments in order to retire a portion of our LYONs debt. During the second quarter of fiscal 2004, restricted cash increased as the proceeds from the issuance of convertible securities were classified as restricted cash. Capital expenditures during the period ended February 28, 2004 primarily related to equipment expenditures supporting increased demand and new programs.

Cash generated by and used in financing activities was $442.5 million and $378.6 million during the six months ended February 28, 2004 and February 28, 2003, respectively. The decrease in cash used for financing activities was primarily due to repurchasing a portion of our LYONs during the period ended February 28, 2003 which did not occur during the period ending February 28, 2004 and the issuance of our 0.5% senior notes on February 9, 2004 which generated net restricted proceeds of $436.5 million.

As of February 28, 2004, we had available a $250 million revolving credit facility that expires on February 14, 2005. Our revolving credit facility is guaranteed by certain of our domestic subsidiaries and secured by the pledge of domestic accounts receivable, inventory and equipment, the pledge of equity interests in certain of our subsidiaries and notes evidencing intercompany debt. Borrowings under the credit facility bear interest, at our option, at the London Interbank offering rate (LIBOR) plus a margin of 2.125% based on our current senior unsecured debt ratings, or the higher of the Federal Funds Rate plus 1/2 of 1% or Bank of America N.A.’s publicly announced prime rate. As of February 28, 2004, there were no borrowings outstanding under this facility. We are subject to compliance with certain financial covenants set forth in these facilities including, but not limited to, capital expenditures, consolidated tangible net worth, cash interest coverage, leverage, liquidity, and minimum cash. Prior to the end of the second quarter of fiscal 2004, we amended the minimum cash interest coverage ratio and the leverage covenants. As a result of the amendment, we were in compliance with all applicable covenants as of February 28, 2004.

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

In addition, we had $34.9 million in committed and $197.1 million in uncommitted foreign lines of credit and other bank facilities as of February 28, 2004 relating to continuing operations. A committed line of credit obligates a lender to loan us amounts under the credit facility as long as we adhere to the terms of the credit agreement. An uncommitted line of credit is extended to us at the sole discretion of a lender. The interest rates range from the bank’s prime lending rate to the bank’s prime rate plus 2.0%. As of February 28, 2004, borrowings and guaranteed amounts were $9.0 million under committed and $25.3 million under uncommitted foreign lines of credit. Borrowings are payable on demand. The weighted-average interest rate was 5.27% for committed and 0.91% for uncommitted foreign lines of credit as of February 28, 2004.

Based on the aggregate amount outstanding on February 28, 2004, holders of our 3.25% LYONs due November 2020 will have the option to require us to repurchase their notes on May 20, 2004 in an amount of $587.46 per $1,000 principal amount for a total of approximately $953 million. Instead of repurchasing these LYONs with cash, we could elect to offer holders our common stock or a combination of our cash and common stock. However, we expect to satisfy such obligation in cash. See “Risk Factors - We Have Significant Debt Leverage and Debt Service Obligations.” Conversely, satisfying these obligations with cash could impair our liquidity.

Our 7.25% subordinated ACES debentures are due November 15, 2006. On or about August 15, 2004, the ACES debentures are scheduled to be remarketed and if the remarketing is successful, the interest rate will be reset at the then current rates as described in the indenture and the proceeds from the remarketing will be used to satisfy the holders’ obligation to purchase our common stock in November 2004. If the debentures are not successfully remarketed, the interest rate will not be reset and we expect to use the pledged debentures to satisfy the holders’ obligation to purchase our common stock in November 2004. In addition, our $500 million aggregate principal amount of 9.625% senior notes is due on February 15, 2009, our $150 million aggregate principal amount of 7.375% senior notes is due on March 1, 2006 and our $450 million aggregate principal amount of 0.5% convertible senior notes is due February 15, 2034. In April 2004, the Board of Directors approved an offer to exchange common stock and cash for up to 95% of our outstanding 7.25% ACES, which will allow us to retire the debentures associated with any ACES that are exchanged.

We have synthetic lease agreements relating to four manufacturing sites. The synthetic leases have expiration dates in 2007. At the end of the lease term, we have an option, subject to certain conditions, to purchase or to cause a third party to purchase the facilities subject to the synthetic leases for the “Termination Value,” which approximates the lessor’s original cost, or we may market the property to a third party at a different price. We are entitled to any proceeds from a sale of the properties to third parties in excess of the Termination Value and liable to the lessor for any shortfall. We provided loans to the lessor equaling approximately 85% of its Termination Value. These loans are repayable solely from the sale of the properties to third parties in the future, are subordinated to the amounts payable to the lessor at the end of the synthetic leases, and may be credited against the Termination Value payable if we purchase the properties. The approximate Termination Values and loan amounts are $101 million and $86 million, respectively, as of February 28, 2004.

In addition, cash collateral of $15 million is pledged for the difference between the Termination Values and the loan amounts. Each synthetic lease agreement contains various affirmative and financial covenants. A default under a lease, including violation of these covenants, may accelerate the termination date of the arrangement. Prior to the end of the second quarter of fiscal 2004, we obtained a waiver to the minimum cash interest coverage ratio covenant for the quarter. As a result of the amendment, we were in compliance with all applicable covenants as of February 28, 2004. Monthly lease payments are generally based on the Termination Value and 30-day LIBOR index (1.1% as of February 28, 2004) plus an interest-rate margin, which may vary depending upon our Moody’s Investors’ Services and Standard and Poor’s ratings, and are allocated between the lessor and us based on the proportion of the loan amount to the total Termination Value for each synthetic lease.

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

The following is a summary of certain obligations and commitments as of February 28, 2004 for continuing operations (in millions):

Payments Due by Period
(in millions)

		6 months
	Total	FY04	FY05	FY06	FY07	FY08	Thereafter
Short term debt (1)	$985.8	$985.8	$—	$—	$—	$—	$—
Long term debt (2)	2,263.5	—	13.7	163.2	1,111.7	11.7	963.2
Operating lease	196.7	45.8	37.1	24.0	17.2	14.9	57.7
Other (3)	150.0	150.0	—	—	—	—	—

	$3,596.0	$1,181.6	$50.8	$187.2	$1,128.9	$26.6	$1,020.9

(1)	Since the holders of our 3.25% LYONs due November 2020 have the option to require us to repurchase on May 20, 2004 their notes in an amount of $587.46 per $1,000 principal amount at maturity, the payment due includes a total of approximately $953 million from such commitment based on the carrying amount outstanding as of February 28, 2004.

(2)	Assumes a successful remarketing of the ACES in August 2004. In the event of this successful remarketing, we will receive up to $1.1 billion proceeds from the exercise of the stock purchase contracts included in each ACES unit in fiscal 2005. See Note 6, “Long-Term Debt,” for further discussion of our ACES.

(3)	We have guaranteed various purchase commitments for materials, supplies and services incurred during the normal course of business. As of February 28, 2004, these commitments, totaling approximately $150 million, are either at or below current market prices.

In addition, we guarantee committed and uncommitted lines of credit and debt for our continuing operations’ subsidiaries totaling $232.0 million as of February 28, 2004. We also guarantee performance of certain of our continuing operations’ subsidiaries in various transactions such as leases, totaling $308.2 million as of February 28, 2004.

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

Discontinued Operations

During the fourth quarter of fiscal 2003, as a result of a full review of our portfolio of businesses, we committed to a plan to divest a number of business operations that are no longer part of our strategic plan for the future. In accordance with SFAS No. 144, we have reported the results of operations and financial position of these businesses in discontinued operations within the condensed consolidated statements of operations and balance sheets for all periods presented. As a result of further divestment activity during the first quarter of fiscal 2004, we identified certain additional operations, which were included in continuing operations in fiscal 2003 that now qualify for classification as discontinued operations. The companies that we are in the process of divesting and that are included in discontinued operations are: Dy 4 Systems Inc., Kavlico Corporation, C-MAC’s Microtechnology division, SMART Modular Technologies Inc., Stream International Inc., our 65% interest in US Robotics Corporation, and a business within our portfolio which is being marketed on a confidential basis.

The collective results from all discontinued operations for all periods presented were as follows (in millions):

	Three Months Ended February 28		Six Months Ended February 28
	2004	2003	2004	2003
Net sales	$411.5	$410.0	$879.1	$839.0
Cost of sales	345.3	342.8	747.8	700.2

Gross profit	66.2	67.2	131.3	138.8
Operating expenses - net	44.5	68.3	172.8	141.1

Operating income (loss)	21.7	(1.1)	(41.5)	(2.3)
Interest income (expense) - net	0.6	(3.1)	0.8	0.7
Other income (expense) - net	3.0	(0.5)	(1.3)	(0.6)

Income (loss) before income taxes	25.3	(4.7)	(42.0)	(2.2)
Income tax expense	3.6	2.2	3.9	8.3

Income (loss) from discontinued operations, net of tax	$21.7	$(6.9)	$(45.9)	$(10.5)

Sales from discontinued operations increased in the second quarter of fiscal 2004 from fiscal 2003 primarily due to an increase in demand that affected all of our operations. Gross profit of discontinued operations decreased $1.0 million or 1.5% for the second quarter of fiscal 2004 compared to the second quarter of fiscal 2003. Gross profit of discontinued operations decreased $7.5 million or 5.4% for the six months ended February 28, 2004 as compared to the corresponding period in fiscal 2003. The decreases are primarily due to continued pricing pressure from our customers that affected all of our operations. Operating expenses-net decreased $23.8 million from $68.3 million for the three months ended February 28, 2004 as compared to $44.5 million in the corresponding period in fiscal 2003 which is primarily due to the gain on disposal of a discontinued operation. During the second quarter of fiscal 2004, we completed the sale of one of our discontinued operations for cash proceeds of $110 million, resulting in a pre-tax gain on disposal of $67.2 million which is included in operating expenses-net for the three and six months ended February 28, 2004. This gain on disposal was offset by $55.7 million of restructuring and impairment costs relating to discontinued operations which was recorded in the second quarter of fiscal 2004 while only $11.0 million was recorded in the corresponding period of 2003.

On February 12, 2004, we signed a definitive agreement to sell SMART Modular Technologies, Inc., (“SMART”) to Texas Pacific Group, Francisco Partners and Shah Management. In conjunction with the sale of SMART, it is anticipated that we will be assigned a synthetic lease currently held by SMART. On March 22, 2004, we signed a definitive agreement to sell Stream’s International call center business to the parent company of ECE Holdings, Inc. On March 23, 2004, we signed a definitive agreement to sell Kavlico’s sensor products business to Schneider Electric. We continue to actively market the remaining three companies and anticipate total proceeds from the sale of all companies to range from $500-$600 million.

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

WE HAVE SIGNIFICANT DEBT LEVERAGE AND DEBT SERVICE OBLIGATIONS.

For the six month periods ending February 28, 2004 and 2003, our fixed charges exceeded our earnings from continuing operations by approximately $239.8 million and $380.8 million, respectively. The fixed charge excesses are primarily due to our operating losses. We compute the ratio of earnings from continuing operations to fixed charges by dividing earnings available for fixed charges by fixed charges. When the ratio is negative, we report the excess of fixed charges over earnings rather than a negative ratio. The computations include our consolidated subsidiaries. For these ratios, “earnings” represents (1) loss before tax expense (benefit) and before adjustments for minority interests, plus (2) fixed charges (excluding capitalized interest), plus (3) amortization of capitalized interest.

Fixed charges consist of (1) interest on all indebtedness and amortization of debt discount and expense, plus (2) capitalized interest, plus (3) an interest factor attributable to rentals under our operating leases.

As of February 28, 2004, we had approximately $971 million of short-term indebtedness, primarily consisting of our obligation under our 3.25% LYONs due 2020 (which the holders will have the right to require us to repurchase on May 20, 2004) and approximately $2.3 billion of long-term indebtedness. We will require substantial amounts of cash to fund scheduled payments of principal and interest on this outstanding indebtedness, as well as future capital expenditures and any increased working capital requirements.

We repurchased LYONs with approximately $1.8 billion aggregate principal amount at maturity in fiscal 2003 for approximately $1 billion in cash. We repurchased LYONs with approximately $5.2 billion aggregate principal amount at maturity in fiscal 2002 for approximately $2.8 billion in cash. As a result, we have repurchased substantially all of the 2.75% LYONs due 2020 and the 4.0% LYONs due 2019 leaving only a portion of our 3.25% LYONs due 2020 outstanding. Based on the aggregate amount outstanding on February 28, 2004, holders of our 3.25% LYONs will have the option to require us to repurchase their notes on May 20, 2004 in an amount of $587.46 per $1,000 principal amount at maturity for a total of approximately $953 million. While we have the right to satisfy these obligations with shares of our common stock, because this could result in significant dilution to our stockholders, which in turn could significantly reduce our earnings per share, we are likely, given recent prices of our common stock, to choose to satisfy these obligations with cash. Satisfying these obligations with cash, however, could impair our liquidity.

In addition, the entire principal amount of $500 million of our 9.625% senior notes issued in February 2002 is due on February 15, 2009 and the entire $150 million principal amount of our 7.375% senior notes are due on March 1, 2006.

The principal amount of $450 million of our 0.5% senior convertible notes are due on February 15, 2034 unless we elect or are required to purchase them on or after February 20, 2011, or we are required to purchase them on each of February 15, 2011, 2014, 2019, 2024 and 2029, or the holders of the notes elect to convert them into our common stock.

Our three-year $250 million credit facility, under which there was no debt outstanding as of February 28, 2004, remains in effect.

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

If we and our subsidiaries incur substantial indebtedness in the future, the related risks that we and they now face could intensify.

WE MAY NOT BE ABLE TO MEET OUR CASH REQUIREMENTS BECAUSE OF A NUMBER OF FACTORS, MANY OF WHICH ARE BEYOND OUR CONTROL.

Our ability to meet our cash requirements (including our debt service obligations) is dependent upon our future performance, which will be subject to financial, business and other factors affecting our operations, many of which are beyond our control. If we are unable to meet our cash requirements from operations, we would be required to fund these cash requirements by alternative financings. The degree to which we may be leveraged could materially and adversely affect our ability to obtain financing for working capital, acquisitions or other purposes, could make us more vulnerable to industry downturns and competitive pressures, or could limit our flexibility in planning for, or reacting to, changes and opportunities in the electronics manufacturing industry, which may place us at a competitive disadvantage. There can be no assurance that we will be able to obtain alternative financing, that any such financing would be on acceptable terms, or that we would be permitted to do so under the terms of our existing financing arrangements. In the absence of such financing, our ability to respond to changing business and economic conditions, make future acquisitions, react to adverse operating results, meet our debt service obligations or fund required capital expenditures or increased working capital requirements may be adversely affected.

THE AGREEMENTS GOVERNING OUR EXISTING AND FUTURE DEBT CONTAIN AND WILL CONTAIN VARIOUS COVENANTS THAT LIMIT OUR DISCRETION IN THE OPERATION OF OUR BUSINESS.

The agreements and instruments governing our existing and future debt and our secured credit facility contain and will contain various restrictive covenants that, among other things, require us to comply with or maintain certain financial tests and ratios and restrict our ability to:

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

Our secured credit facility is secured by a pledge of all of the capital stock of our material domestic subsidiaries, 65% of the capital stock of certain of our material foreign subsidiaries, certain of our intercompany loans and certain additional assets, including inventory, accounts receivable and equipment of us and our domestic subsidiaries. The covenants governing our secured credit facility also restrict the operations of certain of our subsidiaries, including, in some cases, limiting the ability of our subsidiaries to make distributions to us.

Our ability to comply with covenants contained in our secured credit facility and other indebtedness to which we are or may become a party may be affected by events beyond our control, including prevailing economic, financial and industry conditions. Our failure to comply with our debt-related obligations could result in an event of default which, if not cured or waived, could result in an acceleration of our indebtedness and cross-defaults under our other indebtedness, which could have a material adverse effect on our financial condition. We obtained amendments related to the minimum cash interest coverage ratio covenants applicable to various debt and lease agreements as described in “Liquidity and Capital Resources”, and as a result of such waivers, we were in compliance with all applicable covenants as of February 28, 2004.

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

We generally enter into supply agreements with our significant customers. Under these supply agreements, the extent of our customer’s responsibility for excess or obsolete inventory related to raw materials that were previously purchased or ordered to meet that customer’s demand forecast is defined. If our customers do not comply with their contractual obligations to purchase excess or obsolete inventory back from us and we are unable to use or sell such inventory, our financial condition could be materially harmed. Some of our customers are in the telecommunications industry, an industry that in recent years has experienced declining revenue, large losses, negative cash flows, and several bankruptcies or defaults on borrowing arrangements. In the past, some of our customers have defaulted on their obligations to purchase inventory back from us. There is a risk that, in the future, these or other customers may not purchase inventory back from us despite contractual obligations, which could harm our financial condition if we are unable to sell the inventory at carrying value. In addition, enforcement of these supply agreements may result in material expenses, delays in payment for inventory and/or disruptions in our customer relationships.

We are responsible for excess and obsolete inventory resulting from inventory purchases in excess of inventory needed to meet customer demand forecasts at the time the purchase commitments were made, as well as any inventory purchases not made pursuant to the customer’s responsibility under our supply agreements. For inventory which is not the customer’s responsibility, provisions are made when required to reduce any such excess or obsolete inventory to its estimated net realizable value, based on the quantity of such inventory on hand, our customers’ latest forecasts of production requirements, and our assessment of available disposition alternatives such as use of components on other programs, the ability and cost to return components to the vendor, and our estimates of resale values and opportunities. These assessments are necessarily based upon various assumptions and market conditions which are subject to rapid change, and/or which may ultimately prove to be inaccurate. Any material changes in our assumptions or market conditions could have a significant effect on our estimates of net realizable value, could necessitate material changes in our allowances for excess and obsolete inventory, and could have a material adverse impact on our financial condition. In addition, in the normal course of business, bona fide disagreements may arise over the amount and/or timing of such claims, and in order to avoid litigation expenses, collection risks, or disruption of customer relationships, we may elect to settle such disputes for lesser amounts than we believe we should be entitled to recover. In these instances, we must bear the economic loss of any such excess or obsolete inventory, which could have a material adverse impact on our financial condition. For example, we recorded a charge of $76 million related to excess and obsolete inventory during the second quarter of fiscal 2003, and there can be no assurance that similar charges at lesser or greater levels will not be necessary in future periods.

MOST OF OUR NET SALES COME FROM A SMALL NUMBER OF CUSTOMERS; IF WE LOSE ANY OF THESE CUSTOMERS, OUR NET SALES COULD DECLINE SIGNIFICANTLY.

Most of our annual net sales come from a small number of our customers. Our ten largest customers accounted for approximately 62% and 60% of net sales from continuing operations in the second quarters of fiscal 2004 and 2003, respectively. Some of these customers individually account for more than ten percent of our annual net sales. Any material delay, cancellation or reduction of orders from these or other major customers could cause our net sales to decline significantly, and we may not be able to reduce the accompanying expenses at the same time. We cannot guarantee that we will be able to retain any of our largest customers or any other accounts, or that we will be able to realize the expected revenues under existing or anticipated supply agreements with these customers. Our business, market share, financial condition and results of operations will continue to depend significantly on our ability to obtain orders from new customers, retain existing customers, realize expected revenues under existing and anticipated supply agreements, as well as on the financial condition and success of our customers and their customers.

Net sales may not improve, and could decline, in future periods if there is continued or resumed weakness in customer demand, particularly in the telecommunications and computing sectors, resulting from worldwide economic conditions. In addition, in connection with our efforts to improve our gross margins, we are engaged in pricing discussions with certain current customers on specific programs where we feel we are presently under-compensated for the services and value that we provide. Where we are not able to reach mutual agreement with a customer on price adjustments, we have mutually agreed with the customer to transition the business in question to a new supplier. While we believe our disengagement from specific programs with certain customers will ultimately advance our efforts to return to sustained profitability, there can be no assurance that such disengagements will not result in a loss of significant revenue, a lowering of our capacity utilization at affected sites, and other adverse financial effects.

OUR CUSTOMERS MAY CANCEL THEIR ORDERS, CHANGE PRODUCTION QUANTITIES OR LOCATIONS, OR DELAY PRODUCTION.

To remain competitive, EMS companies must provide increasingly rapid product turnaround, at increasingly competitive prices, for their customers. We generally do not have long-term contractual commitments from our top customers. As a result, we cannot guarantee that we will continue to receive any net sales from our customers. Customers may cancel their orders, change production quantities or delay production for a number of reasons outside of our control. Many of our customers’ industries have recently experienced a significant decrease in demand for their products and services, as well as substantial price competition. The generally uncertain economic condition of several of our customers’ industries has resulted, and may continue to result, in some of our customers delaying purchases on some of the products we manufacture for them, and placing purchase orders for lower volumes of products than previously anticipated. Cancellations, reductions or delays by a significant customer or by a group of customers would seriously harm our results of operations by reducing the volumes of products manufactured by us for the customers and delivered in that period. Furthermore, delays in the repayment of our expenditures for inventory in preparation for customer orders and lower asset utilization in those periods would result in lower gross margins. In addition, customers may require that manufacturing of their products be transitioned from one facility to another to achieve cost and other objectives. Such transfers, if unanticipated or not properly executed, could result in various inefficiencies and costs, including excess capacity and overhead at one facility and capacity constraints and related strains on our resources at the other, disruption and delays in product deliveries and sales, deterioration in product quality and customer satisfaction, and increased manufacturing and scrap costs.

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

IF WE ARE UNABLE TO MANAGE OUR DIVESTITURES AND ANY FUTURE ACQUISITIONS, AND COST-EFFECTIVELY RUN OUR OPERATIONS AND DISPOSE OF NON-STRATEGIC ASSETS, OUR PROFITABILITY COULD BE ADVERSELY AFFECTED.

While we may consider future acquisitions of companies and strategic assets on a selective basis, subject to compliance with any restrictions that may exist under certain of our financing instruments, we are presently focused on divestiture activity. We are in the process of divesting certain parts of our current operations that we do not believe to be strategic or synergistic to our primary business focus, and we believe such divestitures, if successfully and timely completed at the presently anticipated valuations and without undue disruption of operations, present us with the opportunity to improve our liquidity and reduce our interest and operating expenses.

In order to achieve anticipated revenue and other financial performance targets, we must continue to manage our assets and operations efficiently while simultaneously preparing parts of our operations for divestiture. Our divestiture activities are expected to place a heavy strain on various personnel and management resources, and must be carefully managed in order to avoid or minimize disruptions in the business operations of the affected businesses, customer relations and cash flows, and to enable us to maximize the value which we may be able to realize from the divestitures. There can be no assurance that such divestiture activities will be able to be consummated without an adverse impact on the near-term operations of the affected businesses or on Solectron as a whole. Any failure to successfully manage and consummate the divestitures in a timely manner could harm our financial condition and results of operations, as well as adversely impact the realizable value of the divested operations. In addition, there can be no assurance that we will be successful in realizing the presently anticipated benefits from our divestiture activities, as such transactions involve significant risks and uncertainties with respect to valuation of the entities to be divested, particularly given the potential disruption of operations inherent in the divestiture process, and may result in significant costs, expenses and charges that may significantly reduce the value which we may realize in connection with the anticipated divestiture transactions. In the event we fail to consummate a divestiture, we may need to incur restructuring charges.

Our ability to manage and integrate any future acquisitions will require successful integration of such acquisitions into our manufacturing and logistics infrastructure, and may require enhancements or upgrades of accounting and other internal management systems and the implementation of a variety of procedures and controls. We cannot guarantee that significant problems in these areas will not occur. Any failure to enhance or expand these systems and implement such procedures and controls in an efficient manner and at a pace consistent with our business activities could harm our financial condition and results of operations. In addition, we may experience inefficiencies from the management of geographically dispersed facilities and incur substantial infrastructure and working capital costs. We incurred approximately $73.6 million of restructuring and impairment costs relating to continuing operations in the second quarter of fiscal 2004. See also the Risk Factor entitled “If We Incur More Restructuring-Related Charges Than Currently Anticipated, Our Financial Condition and Results of Operations May Suffer.”

NOTWITHSTANDING OUR DIVESTITURE OF CERTAIN BUSINESSES, WE WILL REMAIN SUBJECT TO CERTAIN INDEMNIFICATION OBLIGATIONS FOR A PERIOD OF TIME AFTER COMPLETION OF THE DIVESTITURES

The sale agreement for each of our divested businesses contains indemnification provisions under which we may be required to indemnify the buyer of the divested business for liabilities, losses, or expenses arising out of breaches of covenants and certain breaches of representations and warranties relating to the condition of the business prior to and at the time of sale. While we believe, based upon the facts presently known to us, that we have made adequate provision for any such potential indemnification obligations, it is possible that other facts may become known in the future which may subject us to claims for additional liabilities or expenses beyond those presently anticipated and provided for. Should any such unexpected liabilities or expenses be of a material amount, our finances could be adversely affected.

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

IF WE INCUR MORE RESTRUCTURING-RELATED CHARGES THAN CURRENTLY ANTICIPATED, OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS MAY SUFFER.

In furtherance of the continued implementation of the series of restructuring plans which we commenced in fiscal 2001, we expect to continue to incur restructuring-related charges in fiscal 2004, primarily to consolidate facilities and reduce our workforce in North America and Europe, although no certainty can be attributed to an amount or the timing of its recognition. We will continue to evaluate our cost structure relative to our revenue levels and may take additional restructuring charges in the future. If our estimates about future restructuring charges prove to be inadequate, our financial condition and results of operations may suffer. In addition, if we are unable to successfully move production from higher cost to lower cost facilities without experiencing degradation of quality or timeliness of our service to our customers, our business could be harmed.

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

OUR NON-U.S. LOCATIONS REPRESENT A SIGNIFICANT PORTION OF OUR NET SALES; WE ARE EXPOSED TO RISKS ASSOCIATED WITH OPERATING INTERNATIONALLY.

Approximately 73.2% and 65.8% of our net sales from continuing operations came from sites outside the United States during the second quarters of fiscal 2004 and 2003, respectively. As a result of our foreign sales and facilities, our operations are subject to a variety of risks and costs that are unique to international operations, including the following:

•	adverse movement of foreign currencies against the U.S. dollar in which our results are reported;

•	import and export duties, and value added taxes;

•	import and export regulation changes that could erode our profit margins or restrict exports and/or imports;

•	potential restrictions on the transfer of funds;

•	government and license requirements governing the transfer of technology and products abroad;

•	disruption of local labor supply and/or transportation services;

•	inflexible employee contracts in the event of business downturns;

•	the burden and cost of compliance with import and export regulations and foreign laws;

•	economic and political risks in emerging or developing economies; and

•	risks of conflict and terrorism that could disrupt our or our customers’ and suppliers’ businesses.

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

As of February 28, 2004, we had outstanding foreign exchange forward contracts with a total notional amount of approximately $599 million related to continuing operations. The change in value of the foreign exchange forward contracts resulting from a hypothetical 10% change in foreign exchange rates would be offset by the remeasurement of the related balance sheet items, the result of which would not be significant.

As of February 28, 2004, the majority of our foreign currency hedging contracts were scheduled to mature in approximately three months and there were no material deferred gains or losses. In addition, our international operations in some instances act as a natural hedge because both operating expenses and a portion of sales are denominated in local currency. In these instances, although an unfavorable change in the exchange rate of a foreign currency against the U.S. dollar will result in lower sales when translated to U.S. dollars, operating expenses will also be lower in these circumstances. Although approximately 25% of our net sales from continuing operations in the second quarter of fiscal 2004 were denominated in currencies other than the U.S. dollar, we do not believe our total exposure to be significant because of natural hedges.

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

WE ARE EXPOSED TO INTEREST RATE FLUCTUATIONS.

The primary objective of our investment activities is to preserve principal, while at the same time maximize yields without significantly increasing risk. To achieve this objective, we maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including government and corporate obligations, certificates of deposit and money market funds. As of February 28, 2004, substantially our entire total portfolio was scheduled to mature in less than three months. A hypothetical 10% change in interest rates would not have a material effect on the fair value of our investment portfolios.

As of February 28, 2004, we had no cash equivalents and short-term investments that were subject to interest rate risk (defined as risk of loss of investment fair value due to interest rate movements). The fair value of our cash equivalents and short-term investments approximated the carrying value as of February 28, 2004.

Interest on our long-term debt instruments is payable at fixed rates. In addition, the amount of principal to be repaid at maturity is also fixed. During the third quarter of fiscal 2002, we entered into interest rate swap transactions under which we pay variable rates and we receive fixed rates. The interest swaps effectively converted $1 billion of our long-term debt with fixed interest rates into debt with variable rates of interest. Our interest rate swaps have a total notional amount of $1 billion. The first $500 million of swap transactions relate to our 7.25% $1.1 billion ACES and expire on November 15, 2004. The second $500 million of swap transactions relate to our 9.625% $500 million senior notes and expire on February 15, 2009. Under each of these swap transactions; we pay an interest rate equal to the 3-month LIBOR rate plus a fixed spread. In exchange, we receive fixed interest rates of 7.25% on the $500 million related to the ACES and 9.625% on the $500 million related to the senior notes. On November 15, 2002, the original swaps related to the senior notes were settled. This settlement resulted in cash received and a gain of approximately $26 million, which is being amortized over the remaining life of the senior notes. Also on November 15, 2002, Solectron entered into swaps with terms similar to the original swap transactions used to hedge the interest paid on the senior notes and designated the swaps as fair value hedges under SFAS No. 133.

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

OUR RATING DOWNGRADES MAKE IT MORE EXPENSIVE FOR US TO BORROW MONEY.

On October 28, 2003 Standard and Poor’s downgraded our senior unsecured debt rating to “B+” with a stable outlook. On October 31, 2003 Moody’s downgraded our senior unsecured debt rating to “B1” with a stable outlook. Rating downgrades increase our cost of capital should we borrow under our revolving lines of credit, and may make it more expensive for us to raise additional capital in the future. Such capital raising activities may be on terms that may not be acceptable to us or may otherwise not be available.

FAILURE TO ATTRACT AND RETAIN KEY PERSONNEL AND SKILLED ASSOCIATES COULD HURT OUR OPERATIONS.

Our continued success depends to a large extent upon the efforts and abilities of key managerial and technical associates. Losing the services of key personnel could harm us. Our business also depends upon our ability to continue to attract key executives and retain senior managers and skilled associates. Failure to do so could harm our business.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

See “Risk Factors – ‘We Are Exposed to Fluctuations in Foreign Currency Exchange Rates,’ and ‘We Are Exposed to Interest Rate Fluctuations,’” for factors related to fluctuations in the exchange rates of foreign currency and fluctuations in interest rates.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Based on their evaluation as of the end of the period covered by this Report, Solectron’s principal executive officer and principal financial officer have concluded that Solectron’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act are effective to ensure that information required to be disclosed by Solectron in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Controls. There were no changes in Solectron’s internal controls over financial reporting during the second quarter of fiscal 2004 or in other factors that could have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Solectron is from time to time involved in various litigation and legal matters, including those described below. By describing the particular matters set forth below, Solectron does not intend to imply that it or its legal advisors have concluded or believe that the outcome of any of those particular matters is or is not likely to have a material adverse impact upon Solectron’s business or financial condition and results of operations.

On September 19, 2002, one of Solectron’s former employees filed a complaint against Solectron in the Superior Court of the State of California, Santa Clara County, asserting two claims for wrongful termination. The case is encaptioned Ronald Sorisho v. Solectron Corporation et al., Case No. CV811243. In the complaint, plaintiff alleges that he was wrongfully terminated by Solectron in supposed retaliation for his alleged efforts to ensure that Solectron timely recognized a charge for excess, obsolete and slow moving inventory in the former Technology Solutions business unit. Plaintiff’s complaint seeks compensatory damages in an amount “not less than $2.5 million” as well as punitive damages. Solectron believes Mr. Sorisho’s claims of wrongful termination are without merit. Solectron filed a motion with the court challenging the sufficiency of Mr. Sorisho’s complaint, and in response to this motion, Mr. Sorisho filed an amended complaint in which he dropped one of his two original wrongful termination claims, but added a new claim for purported defamation based upon statements attributed to Solectron in a news article regarding Mr. Sorisho’s allegations against Solectron. Solectron tendered the defense of the defamation claim to its insurance carrier and the insurance carrier has assumed the defense of the defamation claim, subject to a reservation of rights. Trial in this matter is presently set for May 10, 2004, although there is no certainty that the matter will actually go to trial on that date.

On March 6, 2003, a putative shareholder class action lawsuit was filed against Solectron and certain of its officers in the United States District Court for the Northern District of California alleging claims under Section 10(b) and 20(a) of the Exchange Act, and Rule 10b-5 promulgated thereunder. The case is entitled Abrams v. Solectron Corporation et al., Case No. C-03-0986 CRB. The complaint alleged that the defendants issued false and misleading statements in certain press releases and SEC filings issued between September 17, 2001 and September 26, 2002. In particular, plaintiff alleged that the defendants failed to disclose and to properly account for excess and obsolete inventory in the former Technology Solutions business unit during the relevant time period. Additional complaints making similar allegations were subsequently filed in the same court, and pursuant to an order entered June 2, 2003, the Court appointed lead counsel and plaintiffs to represent the putative class in a single consolidated action. The Consolidated Amended Complaint, filed September 8, 2003, alleges an expanded class period of June 18, 2001 through September 26, 2002, and purports to add a claim for violation of Section 11 of the Securities Act on behalf of a putative class of former shareholders of C-MAC Industries, Inc., who acquired Solectron stock pursuant to the October 19, 2001 Registration Statement filed in connection with Solectron’s acquisition of C-MAC Industries, Inc. In addition, while the initial complaints focused on alleged inventory issues at the former Technology Solutions business unit, the Consolidated Amended Complaint adds allegations of inadequate disclosure and failure to properly account for excess and obsolete inventory at Solectron’s other business units. The complaint seeks an unspecified amount of damages on behalf of the putative class.

Solectron believes the complaint to be without merit, and that it has valid defenses to the plaintiffs’ claims. There can be no assurance, however, that the outcome of the lawsuit will be favorable to Solectron or will not have a material adverse effect on Solectron’s business, financial condition and results of operations. In addition, Solectron may be forced to incur substantial litigation expenses in defending this litigation.

On March 21, 2003, Solectron, all of the current members of its Board of Directors, and two former officers, were named as defendants in a shareholder derivative lawsuit entitled Lifshitz v. Cannon et al., Case No. CV815693, filed in the Santa Clara County, California Superior Court. The plaintiff alleged that he should be permitted to pursue litigation, purportedly for the benefit of Solectron, against the individual director and officer defendants for alleged mismanagement and waste of corporate assets during the period from May 2001 to the present, purported breaches of fiduciary duty, “constructive fraud,” “abuse of control,” and alleged violations of the California Corporations Code by certain of the individual defendants who sold some of their Solectron stockholdings during the period from September 2001 through September 2002. On May 19, 2003, Solectron and the individual defendants moved to dismiss the Lifshitz complaint. In the meantime, two substantively identical derivative lawsuits, entitled Schactner v. Cannon, et al., Case No. CV817112, and Nims v. Cannon, et al., Case No. CV817158, were filed in the same Court on May 14 and May 15, respectively. Counsel for the plaintiffs in all three suits subsequently advised the Court that they would be filing a consolidated amended complaint, and accordingly, defendants’ motion to dismiss was taken off calendar pending the filing of the consolidated amended complaint combining the three lawsuits. On June 27, 2003, the plaintiffs served their consolidated amended complaint now alleging that “since January of 1999” all of the current members of Solectron’s Board of Directors, as well as four former officers and directors, purportedly breached their fiduciary duties and participated in or permitted “constructive fraud,” “unjust enrichment,” and alleged violations of the California Corporations Code. The consolidated complaint alleged an unspecified amount of compensatory and punitive damages, and sought the relinquishment of all profits realized by those individual defendants who sold Solectron stock during the relevant period, together with statutory penalties under California Corporations Code section 25402 which plaintiff alleged to be applicable to those sales of Solectron stock. Solectron moved to dismiss the Consolidated Amended Complaint because Solectron does not believe plaintiffs have adequately alleged a basis for plaintiffs to appropriate for themselves the duties of Solectron’s Board of Directors under applicable Delaware law, and believes that the consolidated complaint contains various factual errors and legal deficiencies. On October 7, 2003, the California Superior Court granted Solectron’s motion to dismiss, but granted the plaintiffs an opportunity to try to cure the deficiencies in their Consolidated Amended Complaint through a further amended complaint. Solectron has granted the plaintiffs’ request for an extension of time to file a further amended complaint while the parties attempt to resolve certain disputes relating to discovery. Solectron does not believe plaintiffs can show a sufficient basis to allow them to appropriate for themselves the duties of Solectron’s Board of Directors under applicable Delaware law. Solectron may be forced to incur substantial litigation expenses in defending this litigation.

Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits:

Exhibit No.	Exhibit Description
3.1*	Certificate of Incorporation of Solectron, as amended

3.2**	Amended and Restated Bylaws of Solectron

3.3***	Certificate of Designation Rights, Preferences and Privileges of Series A Participating Preferred Stock of Solectron

10.1	Seventh Amendment to Credit Agreement, dated as of February 27, 2004, among Solectron, Goldman Sachs Credit Partners L.P., JPMorgan Chase Bank, The Bank of Novia Scotia, Bank of America, N.A. and certain other lenders

31.1	Certification of Chief Executive Officer Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference from Exhibit 3.1 filed with Solectron’s Form 10-Q for the quarter ended February 28, 2001,

Exhibit 3.1 filed with Solectron’s Form 10-Q for the quarter ended February 25, 2000, and Exhibit 3.1 filed with Solectron’s Form 10-Q for the quarter ended February 26, 1999.

**	Incorporated by reference from Exhibit 3.2 filed with Solectron’s Form 10-Q for the quarter ended November 30, 2003.

***	Incorporated by reference from Exhibit 3.3 filed with Solectron’s Annual Report on Form 10-K for the fiscal year ended August 31, 2001.

     (b) Reports on Form 8-K

On February 9, 2004, Solectron filed a report on Form 8-K with the Securities and Exchange Commission (SEC) to reissue, in an updated format, certain of its historical consolidated financial statements in connection with the provision of Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” and rule 3-01 of Regulation S-X under the ‘33 Act. During the first quarter of fiscal 2004, as a result of a review of its portfolio of businesses, Solectron committed to a plan to divest three non-strategic businesses in addition to the divestiture of four non-strategic businesses we have previously announced. These businesses are C-MAC Microtechnology division, SMART Modular Technologies, Inc., and a business within our portfolio which is being marketed on a confidential basis. As a result of this decision, Solectron reported the financial results of these businesses as discontinued operations in its Form 10-Q for the three-month period ended November 30, 2003. The SEC requires the same classification for discontinued operations as is required by SFAS No. 144, for previously issued financial statements and related information included in Solectron’s last Annual Report on Form 10-K for the fiscal year ended August 31, 2003 (the “2003 10-K”) if the 2003 10-K is incorporated by reference in subsequent filings with the SEC made under the Securities Act. Consequently, the Form 8-K filed on February 9, 2004, supersedes certain information included in Solectron’s 2003 10-K to reflect the three businesses as discontinued operations.

On February 13, 2004, Solectron filed a report on Form 8-K with the SEC to announce its intention to offer approximately $450 million aggregate principal amount of convertible senior notes due 2034. Solectron further announced the subsequent pricing of its $450 million of convertible senior notes due 2034 to qualified institutional buyers pursuant to Rule 144A under the Securities Act. The notes will bear interest at a rate of 0.5% per year and will rank equal in right of payment with all of Solectron’s unsubordinated, unsecured obligations. Solectron has also granted the initial purchasers of the notes a 30-day option to purchase up to an additional $50 million principal amount of the notes to cover over-allotments.

On March 18, 2004, Solectron filed a report on Form 8-K with the SEC in which it furnished pursuant to Item 12, a press release announcing Solectron’s results of operations for its fiscal quarter ended February 28, 2004.

SOLECTRON CORPORATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOLECTRON CORPORATION (Registrant)

Date: April 9, 2004

By /s/ Kiran Patel

Kiran Patel Executive Vice President, Chief Financial Officer (Principal Financial Officer)

By /s/ Warren Ligan

Warren Ligan Senior Vice President, Corporate Controller (Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.	Exhibit Description
3.1*	Certificate of Incorporation of Solectron, as amended

3.2 **	Amended and Restated Bylaws of Solectron

3.3***	Certificate of Designation Rights, Preferences and Privileges of Series A Participating Preferred Stock of Solectron

10.1	Seventh Amendment to Credit Agreement, dated as of February 27, 2004, among Solectron, Goldman Sachs Credit Partners L.P., JPMorgan Chase Bank, The Bank of Novia Scotia, Bank of America, N.A. and certain other lenders

31.1	Certification of Chief Executive Officer Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference from Exhibit 3.1 filed with Solectron’s Form 10-Q for the quarter ended February 28, 2001, Exhibit 3.1 filed with Solectron’s Form 10-Q for the quarter ended February 25, 2000, and Exhibit 3.1 filed with Solectron’s Form 10-Q for the quarter ended February 26, 1999.

**	Incorporated by reference from Exhibit 3.2 filed with Solectron’s Form 10-Q for the quarter ended November 30, 2003.

***	Incorporated by reference from Exhibit 3.3 filed with Solectron’s Annual Report on Form 10-K for fiscal year ended August 31, 2001.