Form 10-Q
period 2004-05-28
SOLECTRON CORP
filed 2004-07-02
CIK 835541

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

[x]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 28, 2004

OR

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                      TO

Commission file number 1-11098

SOLECTRON CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	94-2447045

(State or Other Jurisdiction of	(I.R.S. Employer Identification
Incorporation or Organization)	Number)

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

     At June 25, 2004, 961,668,009 shares of Common Stock of the Registrant were outstanding (including approximately 27 million shares of Solectron Global Services Canada, Inc., which are exchangeable on a one-to-one basis for the Registrant’s common stock).

SOLECTRON CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SOLECTRON CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions)
(unaudited)

	May 31	August 31
	2004	2003
ASSETS
Current assets:
Cash, cash equivalents and short-term investments *	$1,212.1	$1,515.0
Accounts receivable, net	1,616.4	1,389.1
Inventories	1,577.2	1,327.3
Prepaid expenses and other current assets	143.2	270.3
Current assets of discontinued operations	138.6	452.1

Total current assets	4,687.5	4,953.8
Property and equipment, net	734.6	781.9
Goodwill	134.6	134.6
Other assets	357.3	396.3
Long-term assets of discontinued operations	50.9	262.9

Total assets	$5,964.9	$6,529.5

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$25.5	$973.8
Accounts payable	1,532.3	1,266.6
Accrued employee compensation	156.7	161.0
Accrued expenses	287.8	334.9
Other current liabilities	213.0	164.7
Current liabilities of discontinued operations	107.6	333.9

Total current liabilities	2,322.9	3,234.9
Long-term debt	1,227.5	1,817.6
Other long-term liabilities	25.7	32.4
Long-term liabilities of discontinued operations	6.1	22.6

Total liabilities	$3,582.2	$5,107.5

Commitments and contingencies
Stockholders’ equity:
Common stock	0.9	0.8
Additional paid-in capital	7,763.3	6,658.2
Accumulated deficit	(5,207.1)	(5,040.6)
Accumulated other comprehensive loss	(174.4)	(196.4)

Total stockholders’ equity	2,382.7	1,422.0

Total liabilities and stockholders’ equity	$5,964.9	$6,529.5

* This caption includes $39.2 million and $62.0 million of restricted balances as of May 31, 2004 and August 31, 2003, respectively.

See accompanying notes to condensed consolidated financial statements.

SOLECTRON CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)
(unaudited)

	Three Months Ended May 31		Nine Months Ended May 31
	2004	2003	2004	2003
Net sales	$3,039.9	$2,357.3	$8,624.1	$7,385.0
Cost of sales	2,880.7	2,258.1	8,206.3	7,060.4

Gross profit	159.2	99.2	417.8	324.6
Operating expenses:
Selling, general and administrative	103.9	138.1	327.8	436.4
Restructuring and impairment costs	5.5	1,981.2	106.1	2,121.6

Operating income (loss)	49.8	(2,020.1)	(16.1)	(2,233.4)
Interest income	4.8	6.8	10.8	21.6
Interest expense	(41.8)	(51.4)	(130.1)	(160.4)
Other income (expense) - net	(77.9)	(5.4)	(68.6)	46.1

Operating loss from continuing operations before income taxes	(65.1)	(2,070.1)	(204.0)	(2,326.1)
Income tax expense	0.3	615.8	3.3	531.0

Loss from continuing operations	$(65.4)	$(2,685.9)	$(207.3)	$(2,857.1)
Discontinued operations:
Income (loss) from discontinued operations	$92.8	$(310.3)	$50.8	$(312.5)
Income tax expense	6.1	105.0	10.0	113.3

Income (loss) from discontinued operations	86.7	(415.3)	40.8	(425.8)
Net income (loss)	$21.3	$(3,101.2)	$(166.5)	$(3,282.9)

Basic and diluted net income (loss) per share
Continuing operations	$(0.08)	$(3.24)	$(0.25)	$(3.45)
Discontinued operations	0.10	(0.50)	0.05	(0.52)

Basic and diluted net income (loss) per share	$0.02	$(3.74)	$(0.20)	$(3.97)

Shares used to compute basic and diluted net income (loss) per share	868.3	828.8	845.8	827.1

See accompanying notes to condensed consolidated financial statements.

SOLECTRON CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in millions)
(unaudited)

	Three Months Ended May 31		Nine Months Ended May 31
	2004	2003	2004	2003
Net income (loss)	$21.3	$(3,101.2)	$(166.5)	$(3,282.9)
Other comprehensive income (loss):
Foreign currency translation adjustments	(35.7)	115.4	13.4	157.9
Unrealized gain (loss) on investments	0.8	(8.5)	8.6	(8.4)

Comprehensive loss	$(13.6)	$(2,994.3)	$(144.5)	$(3,133.4)

Accumulated unrealized foreign currency translation losses were $173.3 million at May 31, 2004 and $186.7 million at August 31, 2003. Foreign currency translation adjustments consist of adjustments to consolidate subsidiaries that use the local currency as their functional currency and transaction gains and losses related to intercompany dollar-denominated debt that is not expected to be repaid in the foreseeable future. Accumulated unrealized loss on investments were $1.1 million at May 31, 2004 and $9.7 million at August 31, 2003.

See accompanying notes to condensed consolidated financial statements.

SOLECTRON CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Nine Months Ended May 31
	2004	2003
Cash flows from operating activities of continuing operations:
Loss from continuing operations	$(207.3)	$(2,857.1)
Adjustments to reconcile net loss from continuing operations to net cash provided by (used in) in operating activities of continuing operations:
Depreciation and amortization	174.1	186.9
Amortization of debt issuance costs and accretion of discount on notes payable	47.7	67.9
Loss (gain) on retirement of debt	77.7	(38.3)
Gain on termination of interest rate swap	(5.6)	—
Inventory charge	—	76.3
Deferred tax allowance	—	541.0
Change in the carrying value of property and equipment, goodwill and other long-term assets	32.3	1,914.7
Changes in operating assets and liabilities:
Accounts receivable, net	(210.3)	133.7
Inventories	(246.0)	250.0
Prepaid expenses and other current assets	23.6	145.6
Accounts payable	264.6	(217.3)
Accrued expenses and other current liabilities	(84.0)	49.1

Net cash (used in) provided by operating activities of continuing operations	(133.2)	252.5

Cash flows from investing activities of continuing operations:
Change in restricted cash and cash equivalents	22.8	133.7
Sales and maturities of short-term investments	28.2	233.3
Purchases of short-term investments	—	(41.0)
Acquisition of manufacturing assets and locations	—	(45.5)
Acquisition of business	—	(3.8)
Net proceeds from disposition of discontinued operations	383.4	—
Capital expenditures	(101.3)	(83.9)
Proceeds from sale of property and equipment	54.0	35.3
Proceeds from sale of investments	10.4	—
Advances to discontinued operations	(5.2)	94.4
Supply agreement and other	0.2	48.8

Net cash provided by investing activities of continuing operations	392.5	371.3

See accompanying notes to condensed consolidated financial statements.

SOLECTRON CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Nine Months Ended May 31
	2004	2003
Cash flows from financing activities of continuing operations:
Retirement of debt	(1,013.5)	(823.1)
Net proceeds from issuance of convertible senior notes	436.5	—
Net repayment of bank lines of credit and other debt arrangements	(52.3)	(89.3)
Net proceeds from termination of interest rate swap	6.0	—
Net proceeds from common stock issuance	104.9	7.6
Other	—	20.9

Net cash used in financing activities of continuing operations	(518.4)	(883.9)

Effect of exchange rate changes on cash and cash equivalents - continuing operations	10.1	41.8

Net decrease in cash and cash equivalents - continuing operations	(249.0)	(218.3)
Cash and cash equivalents at beginning of period - continuing operations	1,421.9	1,740.0

Cash and cash equivalents at end of period - continuing operations	$1,172.9	$1,521.7

Cash and cash equivalents at beginning of period - discontinued operations	$36.4	$41.9
Cash used in discontinued operations	(25.0)	(8.5)

Cash and cash equivalents at end of period - discontinued operations	$11.4	$33.4

See accompanying notes to condensed consolidated financial statements.

SOLECTRON CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

NOTE 1 — Basis of Presentation and Recent Accounting Pronouncements

Basis of Presentation

The accompanying financial data as of May 31, 2004 and for the three and nine months ended May 31, 2004 and 2003 has been prepared by Solectron, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The August 31, 2003 condensed consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. However, Solectron believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in Solectron’s Current Report on Form 8-K dated February 9, 2004, which updated the financial statement information originally presented in our 2003 Form 10-K to reclassify three additional businesses as discontinued operations.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of financial position as of May 31, 2004, the results of operations, comprehensive loss and cash flows for the three and nine months ended May 31, 2004 and 2003 have been made. The results of operations for the three and nine months ended May 31, 2004 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

Solectron’s third quarters of fiscal 2004 and 2003 ended on May 28, 2004 and May 30, 2003, respectively. Solectron’s fiscal year ended on August 29, 2003. For clarity of presentation, Solectron has indicated its third quarters as having ended on May 31 and its fiscal year as having ended on August 31.

Reclassification: Beginning in the first quarter of fiscal 2004, Solectron classified research and development costs differently than in prior periods. Solectron now classifies research and development costs as selling, general and administrative expense. Previously, research and development expense was a separate line item on the condensed consolidated statements of operations. Solectron has revised prior period financial information to conform the expense classifications to the current presentation. Accordingly, selling, general and administrative expense now includes $6.2 million and $17.8 million of research and development expense for the three and nine months ended May 31, 2004, respectively, and $6.2 million and $19.5 million for the three and nine months ended May 31, 2003, respectively. This reclassification did not impact operating income (loss), net income (loss) or net income (loss) per share for the periods presented.

Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation (“FIN”) No. 46, “Consolidation of Variable Interest Entities (VIE),” (revised December 2003 by FIN No. 46R), which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN No. 46R, which was issued in December 2003, replaces FIN No. 46. Solectron will be required to apply FIN No. 46R to variable interests in VIEs created after December 31, 2003. For variable interests in VIEs created before January 1, 2004, the Interpretation will be applied beginning on January 1, 2005. For any VIEs that must be consolidated under FIN No. 46R that were created before January 1, 2004, the assets, liabilities and non-controlling interests of the VIE initially would be measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change. If determining the carrying amounts is not practicable, fair value at the date FIN No. 46R first applies may be used to measure the assets, liabilities and non-controlling interest of the VIE. Management believes the adoption of FIN No. 46R will not have a material impact on Solectron’s financial position, results of operations or cash flows as Solectron does not have any interest in VIEs.

In December 2003, the SEC issued Staff Accounting Bulletin No. 104 (“SAB 104”), “Revenue Recognition.” SAB 104 supercedes SAB 101, “Revenue Recognition in Financial Statements.” The primary purpose of SAB 104 is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, superceded as a result of the issuance of Emerging Issues Task Force (EITF) Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” Additionally, SAB 104 rescinds the SEC’s Revenue Recognition in Financial Statements Frequently Asked Questions and Answers (“the FAQ”) issued with SAB 101 that had been codified in Topic 13, Revenue Recognition. Selected portions of the FAQ have been incorporated into SAB 104. While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104. The adoption of SAB 104 did not have a material impact on Solectron’s financial position, results of operations or cash flows.

NOTE 2 — Stock-Based Compensation

As it is permitted by Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” Solectron accounts for its employee stock plans, which generally consist of fixed stock option plans and an employee stock purchase plan, using the intrinsic value method under APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. In general, where the exercise price of options granted under these plans is equal to the market price of the underlying common stock on the grant date, no stock-based employee compensation expense is recognized. In certain situations, under these plans, options to purchase shares of common stock may be granted at less than fair market value, which results in compensation expense equal to the difference between the market value on the date of grant and the purchase price. This expense is recognized over the vesting period of the options and included in operations. However, such expense amount has not been significant. The table below sets out the pro forma amounts of net income (loss) and net income (loss) per share that would have resulted for all fiscal periods presented, if Solectron accounted for its employee stock plans under the fair value recognition provisions of SFAS No. 123.

	Three Months Ended May 31		Nine Months Ended May 31
	2004	2003	2004	2003
	(in millions, except per share data)		(in millions, except per share data)
Net income (loss), as reported	$21.3	$(3,101.2)	$(166.5)	$(3,282.9)
Stock-based employee compensation expense determined under fair value method, net of related tax effects	(12.3)	(25.3)	(45.8)	(85.2)

Pro forma net income (loss)	$9.0	$(3,126.5)	$(212.3)	$(3,368.1)

Net income (loss) per share:
Basic and diluted - as reported	$0.02	$(3.74)	$(0.20)	$(3.97)
Basic and diluted - pro forma	$0.01	$(3.77)	$(0.25)	$(4.07)

Stock based employee compensation expense determined under the fair value method, net of related tax effects, included $1.2 million and $6.2 million of expense relating to discontinued operations during the three and nine months ended May 31, 2004, respectively. Stock based employee compensation expense related to discontinued operations for the corresponding periods in fiscal 2003 was $4.7 million and $15.7 million, respectively.

For purposes of computing pro forma net loss, the fair value of each option grant and Employee Stock Purchase Plan purchase right is estimated on the date of grant using the Black-Scholes option pricing model. The assumptions used to value the option grants and purchase rights are stated below.

	Three Months Ended May 31		Nine Months Ended May 31
Stock Options	2004	2003	2004	2003
Expected life of options	3 years	3 years	4 years	3 years
Volatility	73%	78%	76%	79%
Risk-free interest rate	2.00% to 3.10%	1.75% to 2.06%	2.00% to 3.10%	1.75% to 2.32%
Dividend yield	zero	zero	zero	zero
Weighted average fair value of grants	$5.79	$3.50	$5.19	$3.73

	Three Months Ended May 31		Nine Months Ended May 31
Employee Stock Purchase Plan	2004	2003	2004	2003
Expected life of purchase right	6 months	6 months	6 months	6 months
Volatility	73%	78%	76%	79%
Risk-free interest rate	1.01% to 1.33%	1.11% to 1.17%	0.99% to 1.33%	1.11% to 1.64%
Dividend yield	zero	zero	zero	zero
Weighted average fair value of purchase rights under ESPP	$2.42	$1.21	$2.13	$1.30

During fiscal 2003 and 2004, Solectron provided restricted stock awards to certain eligible executives. Compensation expense related to restricted stock awards amounted to approximately $0.6 million and $1.8 million during the three and nine months ended May 31, 2004, respectively, and $0.5 million and $0.8 million in the corresponding periods of fiscal 2003.

NOTE 3 — Inventories

Inventories related to continuing operations as of May 31, 2004 and August 31, 2003, consisted of (in millions):

	May 31	August 31
	2004	2003
Raw materials	$1,104.8	$906.4
Work-in-process	243.1	220.4
Finished goods	229.3	200.5

Total	$1,577.2	$1,327.3

NOTE 4 — Commitments and Contingencies

Lease Obligations

Solectron has synthetic lease agreements relating to four manufacturing sites related to continuing operations. The synthetic leases have expiration dates in 2007. At the end of the lease terms, Solectron has an option, subject to certain conditions, to purchase or to cause a third party to purchase the facilities subject to the synthetic leases for the “Termination Value,” which approximates the lessor’s original cost for each facility, or may market the property to a third party at a different price. Solectron is entitled to any proceeds from a sale of the properties to third parties in excess of the Termination Value and is liable to the lessor for any shortfall not to exceed 85% of the Termination Value. Solectron has provided loans to the lessor equaling approximately 85% of the Termination Value for each synthetic lease. These loans are repayable solely from the sale of the properties to third parties in the future, are subordinated to the amounts payable to the lessor at the end of the synthetic leases, and may be credited against the Termination Value payable if Solectron purchases the properties. The approximate aggregate Termination Values and loan amounts were $101.3 million and $86.1 million, respectively, as of May 31, 2004.

In addition, cash collateral of $15.2 million is pledged for the difference between the aggregate Termination Values and the loan amounts. Each lease agreement contains various affirmative and financial covenants. A default under a lease, including violation of these covenants, may accelerate the termination date of the arrangement. Prior to the end of the second quarter of fiscal 2004, Solectron obtained waivers and amended certain terms and conditions including the minimum liquidity and the leverage covenants. Solectron was in compliance with all applicable covenants as of May 31, 2004. Monthly lease payments are generally based on the Termination Value and 30-day LIBOR index (1.1% as of May 31, 2004) plus an interest-rate margin, which may vary depending upon Solectron’s Moody’s Investors’ Services and Standard and Poor’s ratings and are allocated between the lessor and Solectron based on the proportion of the loan amount to the Termination Value for each synthetic lease.

Solectron accounts for these synthetic lease arrangements as operating leases in accordance with SFAS No. 13, “Accounting for Leases,” as amended. Solectron’s loans to the lessor and cash collateral were included in other long-term assets and cash, cash equivalents and short-term investments, respectively, in the condensed consolidated balance sheets.

Future minimum payments for operating lease obligations related to continuing operations, including the synthetic leases discussed above, are as follows:

			FY05
	Total	Q404	Q1-Q3	Q4	FY06	FY07	FY08	FY09	Thereafter
Operating lease	$173.1	$23.0	$33.5	$8.2	$25.1	$16.9	$13.9	$11.7	$40.8

Purchase Commitments

Solectron has guaranteed various purchase commitments for materials, supplies and services incurred during the normal course of business. As of May 31, 2004, these commitments totaled approximately $114.8 million.

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

The case entitled Ronald Sorisho v. Solectron Corporation et al., Case No. CV811243, which has been previously reported, was resolved on terms not material to Solectron and the case has been dismissed.

On March 6, 2003, a putative shareholder class action lawsuit was filed against Solectron and certain of its officers in the United States District Court for the Northern District of California alleging claims under Section 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 10b-5 promulgated thereunder. The case is entitled Abrams v. Solectron Corporation et al., Case No. C-03-0986 CRB. The complaint alleged that the defendants issued false and misleading statements in certain press releases and SEC filings issued between September 17, 2001 and September 26, 2002. In particular, plaintiff alleged that the defendants failed to disclose and to properly account for excess and obsolete inventory in the former Technology Solutions business unit during the relevant time period. Additional complaints making similar allegations were subsequently filed in the same court, and pursuant to an order entered June 2, 2003, the Court appointed lead counsel and plaintiffs to represent the putative class in a single consolidated action. The Consolidated Amended Complaint, filed September 8, 2003, alleges an expanded class period of June 18, 2001 through September 26, 2002, and purports to add a claim for violation of Section 11 of the Securities Act of 1933, as amended (the “Securities Act”), on behalf of a putative class of former shareholders of C-MAC Industries, Inc., who acquired Solectron stock pursuant to the October 19, 2001 Registration Statement filed in connection with Solectron’s acquisition of C-MAC Industries, Inc. In addition, while the initial complaints focused on alleged inventory issues at the former Technology Solutions business unit, the Consolidated Amended Complaint adds allegations of inadequate disclosure and failure to properly account for excess and obsolete inventory at Solectron’s other business units. The complaint seeks an unspecified amount of damages on behalf of the putative class. On June 14, 2004 the lead plaintiffs filed a Motion for Class Certification seeking to have the court declare this matter a class action litigation. The hearing for the Motion for Class Certification is set for October 1, 2004. Solectron intends to object to the Class Certification. Solectron believes the complaint to be without merit, and that it has valid defenses to the plaintiffs’ claims. There can be no assurance, however, that the outcome of the lawsuit will be favorable to Solectron or will not have a material adverse effect on Solectron’s business, financial condition and results of operations. In addition, Solectron may be forced to incur substantial litigation expenses in defending this litigation.

On March 21, 2003, Solectron, all the current members of its Board of Directors, and two former officers, were named as defendants in a shareholder derivative lawsuit entitled Lifshitz v. Cannon et al., Case No. CV815693, filed in the Santa Clara County, California Superior Court. The plaintiff alleged that he should be permitted to pursue litigation, purportedly for the benefit of Solectron, against the individual director and officer defendants for alleged mismanagement and waste of corporate assets during the period from May 2001 to the present, purported breaches of fiduciary duty, “constructive fraud,” “abuse of control,” and alleged violations of the California Corporations Code by certain of the individual defendants who sold some of their Solectron stockholdings during the period from September 2001 through September 2002. On May 19, 2003, Solectron and the individual defendants moved to dismiss the Lifshitz complaint. In the meantime, two substantively identical derivative lawsuits, entitled Schactner v. Cannon, et al., Case No. CV817112, and Nims v. Cannon, et al., Case No. CV817158, were filed in the same Court on May 14 and May 15, respectively. Counsel for the plaintiffs in all three suits subsequently advised the Court that they would be filing a consolidated amended complaint, and accordingly, defendants’ motion to dismiss was taken off calendar pending the filing of the consolidated amended complaint combining the three lawsuits. On June 27, 2003, the plaintiffs served their consolidated amended complaint now alleging that “since January of 1999” all of the current members of Solectron’s Board of Directors, as well as four former officers and directors, purportedly breached their fiduciary duties and participated in or permitted “constructive fraud,” “unjust enrichment,” and alleged violations of the California Corporations Code. The consolidated complaint alleged an unspecified amount of compensatory and punitive damages, and sought the relinquishment of all profits realized by those individual defendants who sold Solectron stock during the relevant period, together with statutory penalties under California Corporations Code section 25402 which plaintiff alleged to be applicable to those sales of Solectron stock. Solectron moved to dismiss the Consolidated Amended Complaint because Solectron does not believe plaintiffs have adequately alleged a basis for plaintiffs to appropriate for themselves the duties of Solectron’s Board of Directors under applicable Delaware law, and believes that the consolidated complaint contains various factual errors and legal deficiencies. On October 7, 2003, the California Superior Court granted Solectron’s motion to dismiss, but granted the plaintiffs an opportunity to try to cure the deficiencies in their Consolidated Amended Complaint through a further amended complaint. The plaintiffs requested and were granted an extension of time to file a further amended complaint, which barring any further extensions, is to filed on or before the end of August 2004. Solectron does not believe plaintiffs can show a sufficient basis to allow them to appropriate for themselves the duties of Solectron’s Board of Directors under applicable Delaware law. Solectron may be forced to incur substantial litigation expenses in defending this litigation.

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

Historically, Solectron had four reportable segments: Global Operations, Technology Solutions, Global Services and MicroSystems. Following a comprehensive review of its business strategy, concluding in the fourth quarter of fiscal 2003, Solectron committed to a plan to divest a number of business operations (see also Note 9, “Discontinued Operations”, for a discussion of divesting activities). As a result, Solectron has divested and is in the process of divesting a majority of the assets in the former Global Services, Technology Solutions, and MicroSystems reportable segments. The assets divested and being divested are reported as discontinued operations.

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

Geographic information for continuing operations as of and for the periods presented is as follows (in millions):

	Three Months Ended May 31		Nine Months Ended May 31
	2004	2003	2004	2003
Geographic net sales:
United States	$804.8	$811.3	$2,341.3	$2,487.5
Other North and Latin America	461.5	280.9	1,308.0	1,005.4
Europe	407.1	373.5	1,246.3	1,195.2
Malaysia	520.2	372.7	1,349.8	1,042.7
China	548.9	254.2	1,463.3	773.7
Other Asia Pacific	297.4	264.7	915.4	880.5

	$3,039.9	$2,357.3	$8,624.1	$7,385.0

	May 31	August 31
	2004	2003
Long-lived assets:
United States	$329.7	$327.0
Other North and Latin America	188.9	224.9
Europe	173.1	203.9
Asia Pacific	337.9	346.9

	$1,029.6	$1,102.7

Certain customers accounted for 10% or more of our net sales. The following table includes these customers and the percentage of net sales attributed to them:

	Three Months Ended May 31		Nine Months Ended May 31
	2004	2003	2004	2003
Cisco Systems	12.8%	12.0%	12.4%	11.2%
Nortel Networks	***	12.8%	***	13.0%

*** Less than 10%

Solectron has concentrations of credit risk due to sales to the customers listed above as well as Solectron’s other significant customers. In particular, Nortel Networks accounted for approximately 10% and 15% of total accounts receivable related to continuing operations at May 31, 2004 and August 31, 2003, respectively.

NOTE 6 — Long-Term Debt

Liquid Yield Option Notes (LYONs)

In November 2000, Solectron issued 2.9 million LYONs at an issue price of $524.78 per note, which resulted in gross proceeds to Solectron of approximately $1.5 billion. These notes are unsecured and unsubordinated indebtedness of Solectron. Solectron will pay no interest prior to maturity. Each note yields 3.25% with a maturity value of $1,000 on November 20, 2020. Each note is convertible to common shares at any time by the holder at a conversion rate of 11.7862 shares per note. Holders may require Solectron to purchase all or a portion of their notes on May 20, 2004, November 20, 2005 and November 20, 2010, at prices of $587.46, $616.57 and $724.42 per note, respectively, payable in cash or common stock at the option of Solectron. Also, each holder had the right to require Solectron to repurchase all or a portion of such holder’s notes if a change in control of Solectron occured on or before May 20, 2004. On May 20, 2004, Solectron repurchased approximately 1.6 million LYONs for a total of $950 million in cash. As of May 31, 2004, 5,000 LYONs remain outstanding at a carrying value of approximately $3.0 million.

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

On April 8, 2004, Solectron commenced an early settlement offer to settle 2.5484 shares of common stock and $1.97 in cash per unit for up to 41,800,000 units of its outstanding 7.25% ACES. The early settlement offer was finalized on May 12, 2004 and resulted in 41.4 million of the ACES units, or approximately 94% of the total outstanding, being settled. Upon finalization of the ACES early settlement offer, Solectron recorded a $77.7 million loss in other income (expense) – net.

On or about August 15, 2004, the remaining ACES debentures will be remarketed and, if the remarketing is successful, the interest rate will be reset at then current rates as described in the indenture, and the proceeds from the remarketing will be used to satisfy the holders’ obligation to purchase Solectron’s common stock in November 2004. If the debentures are not successfully remarketed, the interest rate will not be reset and Solectron may use the pledged debentures to satisfy the holders’ obligation to purchase Solectron’s common stock in November 2004. As of May 31, 2004, the remaining carrying amount of these ACES of $62.9 million was classified as long-term debt.

9.625% Senior Notes

On February 8, 2002, Solectron issued an aggregate principal amount of $500 million of 9.625% senior notes due 2009. Solectron is required to pay interest on the notes in cash on February 15 and August 15 of each year. The indenture governing the terms of these notes contains restrictive provisions, which limit Solectron and its subsidiaries from making distributions on their capital stock, investments, incurring debt, issuing preferred stock and engaging in assets sales, among other provisions. As of May 31, 2004, the carrying amount of the notes of $497.9 million was classified as long-term debt.

7.375% Senior Notes

In March 1996, Solectron issued $150 million aggregate principal amount of senior notes. These notes are in denominations and have a maturity value of $1,000 each and are due on March 1, 2006. Interest is payable semiannually at a rate of 7.375% per annum. The notes may not be redeemed prior to maturity. As of May 31, 2004, the carrying amount of the notes of $150.0 million was classified as long-term debt.

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

Solectron filed a shelf registration statement in the third quarter of fiscal 2004 with respect to the resale of the notes and the common stock issuable upon conversion of the notes, pursuant to a registration rights agreement. The net proceeds of $436.5 million were applied to repurchase Solectron’s 3.25% LYONs indebtedness on May 20, 2004.

As of May 31, 2004, the carrying amount of the notes of $450 million was classified as long-term debt.

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

As of May 31, 2004, Solectron had outstanding foreign exchange forward contracts with a total notional amount of approximately $585.4 million related to continuing operations.

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

During the third quarter of fiscal 2004, Solectron settled the above mentioned $500 million swap contract related to the $1.1 billion ACES at the time of the early settlement of the ACES debentures. The settlement of the swap contract resulted in a gain of approximately $5.6 million, which was recorded in other income (expense) - net.

The fair value of the outstanding derivative referred to above was not significant.

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

NOTE 8 — Intangible Assets and Goodwill

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

The following tables summarize the gross amounts and accumulated amortization for each main class of Solectron’s intangible assets as of May 31, 2004 and August 31, 2003 (in millions):

May 31, 2004:

	Supply	Intellectual Property
	Agreements	Agreements	Other	Total
Gross amount	$228.1	$108.5	$126.4	$463.0
Accumulated amortization	(86.0)	(54.1)	(76.7)	(216.8)
Prior year impairment	(140.4)	—	(31.3)	(171.7)

Carrying value	$1.7	$54.4	$18.4	$74.5

August 31, 2003:

	Supply	Intellectual Property
	Agreements	Agreements	Other	Total
Gross amount	$228.1	$108.5	$126.1	$462.7
Accumulated amortization	(85.7)	(45.6)	(71.5)	(202.8)
Impairment	(140.4)	—	(31.3)	(171.7)

Carrying value	$2.0	$62.9	$23.3	$88.2

Solectron expects that its annual amortization expense, reportable as required by SFAS No. 142 for these intangibles, would be approximately $18.6 million for each of the next three years and $9.4 million for each of the two subsequent years. Amortization expense for the three and nine months ended May 31, 2004 was $4.6 million and $14.0 million, respectively.

During the third quarter of fiscal 2003, Solectron concluded that sufficient indicators existed to require it to perform an analysis according to the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets” to assess whether a portion of intangible assets was impaired. As a result of this analysis, Solectron recorded an impairment charge of approximately $161.1 million primarily related to its intangible assets acquired in a transaction with a large customer. This intangible asset impairment was recorded within restructuring and impairment costs in the accompanying condensed consolidated statements of operations for the three and nine months ended May 31, 2003.

Primarily due to significant industry and economic trends that continued to negatively affect Solectron’s operations and stock price, Solectron performed a goodwill impairment test according to the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets” during the third quarter of fiscal 2003 in advance of the Company’s annual test originally scheduled for the fourth quarter of fiscal 2003. This impairment test resulted in an impairment charge of approximately $1.6 billion related to continuing operations and was performed using the same methodology as the annual test performed in the fourth quarter of fiscal 2002. This goodwill impairment was recorded within restructuring and impairment costs in the accompanying condensed consolidated statements of operations for the three and nine months ended May 31, 2003.

NOTE 9 — Discontinued Operations

During the fourth quarter of fiscal 2003, as a result of a full review of its portfolio of businesses, Solectron committed to a plan to divest a number of business operations that are no longer part of Solectron’s strategic plan. These businesses are Dy 4 Systems Inc., Kavlico Corporation, the Solectron MicroTechnology division, SMART Modular Technologies Inc., Stream International Inc., Solectron’s 63% interest in US Robotics Corporation, and Force Computers, Inc. Divesting these companies will allow Solectron to offer a more focused and integrated set of supply chain solutions for its customers.

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

The results from discontinued operations were as follows (in millions):

	Three Months Ended May 31		Nine Months Ended May 31
	2004	2003	2004	2003
Net sales	$325.8	$458.2	$1,204.9	$1,297.2
Cost of sales	274.2	393.8	1,022.0	1,094.0

Gross profit	51.6	64.4	182.9	203.2
Operating expenses (income) - net	(43.8)	376.8	129.0	517.9

Operating income (loss)	95.4	(312.4)	53.9	(314.7)
Interest income - net	0.4	0.7	1.2	1.4
Other income (expense) - net	(3.0)	1.4	(4.3)	0.8

Income (loss) before income taxes	92.8	(310.3)	50.8	(312.5)
Income tax expense	6.1	105.0	10.0	113.3

Income (loss) from discontinued operations, net of tax	$86.7	$(415.3)	$40.8	$(425.8)

During the third quarter of fiscal 2004, Solectron completed the sale of three of its discontinued operations for net cash proceeds of $273.4 million resulting in a pre-tax gain of $97.2 million which is included in operating expenses (income) - net for the three and nine months ended May 31, 2004 as disclosed above. The sale agreements for these divestures provide for a possible adjustment to the proceeds and gain based upon final settlement of each divesture’s working capital at closing. Resolution of these possible working capital adjustments and other reconciling items pursuant to the sales agreements, if any, are expected to be included in our fiscal 2004 fourth quarter results.

As a result of the sale agreement for one of the discontinued operations during the third quarter of fiscal 2004, a synthetic lease held by the discontinued operation was not assumed by the buyer. Solectron is in the process of terminating the synthetic lease by selling the property subject to the synthetic lease and any potential loss associated with its termination will be recorded as part of discontinued operations. The approximate Termination Value and loan amounts was $23.4 million and $19.9 million, respectively, as of May 31, 2004. At the end of the third quarter in fiscal 2004, Solectron completed a preliminary valuation of the property under this synthetic lease and has determined a shortfall of approximately $11.3 million between the value of the property and the loan amount. The effect of this shortfall will be recognized ratably until the termination of the lease through fiscal 2007 or upon its ultimate disposition.

During the second quarter of fiscal 2004, Solectron completed the sale of one of its discontinued operations for cash proceeds of $110.0 million resulting in a pre-tax gain of $67.2 million which is included in operating expenses (income) - net for the nine months ended May 31, 2004 as disclosed above. During the third quarter of fiscal 2004, Solectron reduced the gain on disposal of this discontinued operation by approximately $8.9 million resulting from adjustments pursuant to the terms of the disposal transaction. For the three and nine months ended May 31, 2004, the adjustment to the gain on this discontinued operation is recorded in operating expenses (income) – net as disclosed above.

The sales agreements for all four divestitures contain certain indemnification provisions under which Solectron may be required to indemnify the buyer of the divested business for liabilities, losses, or expenses arising out of breaches of covenants and certain breaches of representations and warranties relating to the condition of the business prior to and at the time of sale. In aggregate, Solectron is contingently liable for up to $61.5 million for a period of 12 to 24 months subsequent to the completion of the sale. As of May 31, 2004, there were no liabilities recorded under these indemnification obligations.

Furthermore, Solectron recorded approximately $0.6 million and $56.3 million of restructuring and impairment costs related to discontinued operations which is also included in operating expenses (income) - net for the three and nine months ended May 31, 2004, respectively, as disclosed above.

The current and non-current assets and liabilities of discontinued operations as of May 31, 2004 and August 31, 2003, were as follows (in millions):

	May 31	August 31
	2004	2003
Cash, cash equivalents and short-term investments	$11.4	$36.4
Accounts receivable, net	61.5	276.2
Inventories	48.7	121.4
Prepaid expenses and other current assets	17.0	18.1

Total current assets of discontinued operations	$138.6	$452.1

Property and equipment, net	$33.1	$126.5
Goodwill	—	112.2
Other assets	17.8	24.2

Total non-current assets of discontinued operations	$50.9	$262.9

Short-term debt	$6.6	$6.1
Accounts payable	41.5	168.1
Accrued expenses and other current liabilities	59.5	159.7

Total current liabilities of discontinued operations	$107.6	$333.9

Total non-current liabilities of discontinued operations	$6.1	$22.6

NOTE 10 — Restructuring and Impairment

Beginning in the second quarter of fiscal 2001, Solectron recorded restructuring and impairment costs as it rationalized operations in light of customer demand declines and the economic downturn. The measures, which included reducing the workforce, consolidating facilities and changing the strategic focus of a number of sites, was largely intended to align Solectron’s capacity and infrastructure to anticipated customer demand as well as to rationalize its footprint worldwide. The restructuring and impairment costs include employee severance and benefit costs, costs related to leased facilities abandoned and subleased, impairment of owned facilities no longer used by Solectron which will be disposed, costs related to leased equipment that has been abandoned, and impairment of owned equipment that will be disposed. For owned facilities and equipment, the impairment loss recognized was based on the fair value less costs to sell, with fair value estimated based on existing market prices for similar assets. Severance and benefit costs and other costs associated with restructuring activities initiated prior to January 1, 2003 were recorded in compliance with EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity.” Severance and benefit costs associated with restructuring activities initiated on or after January 1, 2003 are recorded in accordance with SFAS No. 112, “Employer’s Accounting for Postemployment Benefits,” as Solectron concluded that it had a substantive severance plan. In accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, the estimated lease loss accrued for leased facilities abandoned and subleased after December 31, 2002 represents the fair value of the lease liability as measured by the present value of future lease payments subsequent to abandonment less the present value of any estimated sublease income. For those facilities abandoned and subleased before January 1, 2003, as part of restructuring activities under EITF Issue No. 94-3, the estimated lease loss represents payments subsequent to abandonment less any estimated sublease income. In order to estimate future sublease income, Solectron works with an independent broker to estimate the length of time until it can sublease a facility and the amount of rent it can expect to receive. Estimates of expected sublease income could change based on factors that affect Solectron’s ability to sublease those facilities such as general economic conditions and the real estate market, among others.

The following summarizes Solectron’s restructuring charges:

Three and nine months ended May 31, 2004 and 2003

Solectron continued its restructuring activities in the third quarter of fiscal 2004 and total restructuring and impairment costs of $5.5 million were charged against continuing operations. The following table summarizes restructuring charges included in the accompanying condensed consolidated statements of operations (in millions):

	Three Months Ended May 31		Nine Months Ended May 31
	2004	2003	2004	2003	Nature
Loss on disposal of and impairment of equipment and facilities	$8.9	$104.9	$22.0	$127.1	non-cash
Severance and benefit costs	0.2	81.1	14.9	184.2	cash
Net adjustment to equipment lease loss accrual	(3.2)	5.9	0.7	1.7	cash
Net adjustment to facility lease loss accrual	(3.1)	—	33.5	7.5	cash
Other exit costs	2.7	3.6	35.0	15.4	cash

Total	$5.5	$195.5	$106.1	$335.9

During the three and nine months ended May 31, 2004, Solectron incurred $8.9 million and $22.0 million, respectively, in impairment of equipment and facilities. These costs mainly represent a loss on the sale of property and equipment.

During the three and nine months ended May 31, 2004, Solectron incurred $0.2 million and $14.9 million, respectively, in severance and benefit costs. These costs are related to continued reduction of employees mainly in North America and Europe.

During the three and nine months ended May 31, 2004, Solectron continued to perform a review of its operating leases for restructured facilities and equipment in order to ensure all assumptions and estimates made to record these liabilities were still accurate. Upon review, Solectron has adjusted the accrual for restructured facilities and equipment based on the unforeseen reutilization of certain facilities and equipment in operations as well as for any changes to the current and projected market conditions for applicable rental markets. As of May 31, 2004, Solectron has approximately 1.7 million square feet of vacant facility space in continuing operations. If projected sublease income does not meet expectation, Solectron could potentially incur up to approximately $25.0 million in additional facility lease expenses.

During the three and nine months ended May 31, 2004, Solectron also incurred $2.7 million and $35.0 million, respectively, in other exit costs. These costs mainly represent program transfer activity between global operation sites, which are recorded as the charges are incurred.

Fiscal 2003 and 2002

The following table summarizes restructuring charges relating to continuing operations recorded in fiscal 2003 and 2002 (in millions):

	Years Ended August 31
	2003	2002	Nature
Impairment of equipment	$47.7	$120.0	non-cash
Impairment of facilities	77.8	81.0	non-cash
Impairment of other long-lived assets	26.9	162.5	non-cash

Impairment of equipment, facilities and other	$152.4	$363.5
Severance and benefit costs	$220.7	$115.0	cash
Net adjustment to equipment lease loss accrual	2.2	23.8	cash
Net adjustment to facility lease loss accrual	23.6	79.3	cash
Other exit costs	32.6	20.7	cash

Total	$431.5	$602.3

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

The following table summarizes the restructuring accrual balance for continuing operations as of May 31, 2004 (in millions):

	Severance	Facility	Equipment	Other Exit
	and Benefits	Lease Loss	Lease Loss	Costs	Total
Balance of accrual at August 31, 2003	$73.1	$32.5	$29.3	$10.5	$145.4
Q1-FY04 Provison	10.1	4.5	0.3	14.6	29.5
Q1-FY04 Cash payments	(23.5)	(1.3)	(8.8)	(16.9)	(50.5)

Balance of accrual at November 30, 2003	$59.7	$35.7	$20.8	$8.2	$124.4
Q2-FY04 Provison	4.6	32.1	3.6	17.7	58.0
Q2-FY04 Cash payments	(36.7)	(4.5)	(5.4)	(0.7)	(47.3)

Balance of accrual at February 28, 2004	$27.6	$63.3	$19.0	$25.2	$135.1
Q3-FY04 Provision	0.2	(3.1)	(3.2)	2.7	(3.4)
Q3-FY04 Cash payments	(5.7)	(3.9)	(5.0)	(10.4)	(25.0)

Balance of accrual at May 31, 2004	$22.1	$56.3	$10.8	$17.5	$106.7

Accruals related to restructuring activities were recorded in accrued expenses in the accompanying condensed consolidated balance sheets.

NOTE 11 — Loss Per Share Calculation

Basic net loss per share is computed using the weighted average number of common shares outstanding during the period.

Due to Solectron’s loss from continuing operations, dilutive potential common shares were excluded from the computation of diluted loss per share, as inclusion would be anti-dilutive for the periods presented. Diluted net loss per common share is computed using the weighted average number of common and dilutive potential common shares outstanding during the period; dilutive potential common shares consist of options to purchase common stock and shares issuable upon conversion of Solectron’s LYONs and ACES. Dilutive potential common shares would also include shares issuable upon conversion of Solectron’s 0.5% senior notes only if certain conversion events occur.

The following table summarizes the dilutive potential common shares that were excluded from the computation of diluted loss per share (in millions):

	Three Months Ended May 31		Nine Months Ended May 31
	2004	2003	2004	2003
Dilutive potential common shares:
Employee stock options	6.0	2.1	8.0	1.3
Shares issuable upon conversion of LYONs	17.7	30.9	18.8	35.0
Shares issuable upon conversion of ACES	1.7	112.1	0.6	112.1

Total dilutive potential common shares	25.4	145.1	27.4	148.4

Contingent dilutive potential common shares:
Shares issuable upon conversion of 0.5% senior notes, only if certain conversion events occur	46.6	—	17.2	—

NOTE 12 — Income Taxes

SFAS No. 109, “Accounting for Income Taxes,” requires that a valuation allowance be established when it is “more likely than not” that all or a portion of deferred tax assets will not be realized. A review of all available positive and negative evidence needs to be considered, including the company’s performance, the market environment in which the company operates, the utilization of past tax credits, length of carryback and carryforward periods, and existing contracts or sales backlog that will result in future profits, among other factors. It further states that forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence such as cumulative losses in recent years in the jurisdictions to which the deferred tax assets relate. Therefore, cumulative losses weigh heavily in the overall assessment. As a result of the review undertaken after the end of the third quarter of the preceding fiscal year, Solectron concluded that it was appropriate to establish a full valuation allowance for most of the net deferred tax assets arising from its operations in the jurisdictions to which the deferred tax assets relate. The total valuation allowance is approximately $1.5 billion as of May 31, 2004. In addition, Solectron expects to continue to provide a full valuation allowance on future tax benefits until it can demonstrate a sustained level of profitability that establishes its ability to utilize the assets in the jurisdictions to which the assets relate. Solectron incurred net tax expenses in certain countries in which it has profitable operations during the three and nine months ended May 31, 2004.

Certain of Solectron’s offshore operations are beginning to report taxable profits, mostly arising in low-cost locations. Accordingly, Solectron anticipates some tax expense in future quarters related to those operations. Solectron will not be able to offset this tax expense with unrecognized deferred tax assets described above, because, for the most part, those assets did not arise in the jurisdictions where Solectron is realizing taxable profits.

In addition, Solectron has established contingency reserves for income taxes in various jurisdictions. The estimate of appropriate tax reserves is based upon the amount of prior tax benefit which might be at risk upon audit and upon the reasonable estimate of the amount at risk. Solectron periodically reassess the amount of such reserves and adjust reserve balances as necessary.

NOTE 13 — Common Stock

During the third quarter of fiscal 2004, Solectron issued 17.1 million shares of common stock at a price of $4.775 per share for total net proceeds of $81.7 million. These net proceeds of $81.7 million in part, along with an additional common stock issuance of 105.6 million shares, were used to early settle approximately 94% of the 7.25% ACES debentures. See Note 6, “Long-Term Debt”, for further discussion of the early settlement of the 7.25% ACES debentures.

NOTE 14 — Subsequent Events

On June 16, 2004, Solectron signed a definitive agreement to sell its Force Computers, Inc. embedded computing business to Motorola,

Inc. On June 29, 2004, Solectron sold its 63% interest in US Robotics Corporation to the management of US Robotics.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking Statements

With the exception of historical facts, the statements contained in this quarterly report are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are subject to the safe harbor provisions set forth in the Exchange Act. These forward-looking statements relate to matters including, but not limited to:

•	future sales and operating results;

•	future prospects and growth;

•	our ability to improve our gross profit margins;

•	the capabilities and capacities of our business operations;

•	any financial or other guidance, including interest expense savings;

•	our business strategy and our ability to execute on such strategy;

•	our ability to successfully divest certain operations;

•	the anticipated financial impact of recent and future acquisitions and divestitures;

•	the timing and amount of our planned restructuring activities and related estimated cost savings;

•	the expansion of our low-cost manufacturing capacity and redirection of our manufacturing operations to lower-cost facilities;

•	our ability to maintain a long-term cost structure to support improved operating efficiency and margins;

•	the anticipated production levels and revenues of manufacturing and supply agreements with customers;

•	the potential impact of, and our strategies for addressing, our current litigation and environmental liability exposure; and

•	various other forward-looking statements contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

We intend that our forward-looking statements be subject to the safe harbors created by the Exchange Act. The forward-looking statements are generally accompanied by words such as “intend,” “anticipate,” “believe,” “estimate,” “expect” and other similar words and statements. Our forward-looking statements are based on current expectations, forecasts and assumptions and are subject to risks, uncertainties and changes in condition, significance, value and effect, including those discussed under the heading “Risk Factors” in this report and in our reports filed with the Securities and Exchange Commission on Forms 10-K, 8-K, 10-Q and S-3. Such risks, uncertainties and changes in condition, significance, value and effect could cause our actual results to differ materially from our anticipated outcomes. Although we believe that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate. Therefore, we can give no assurance that the results implied by these forward-looking statements will be realized. The inclusion of forward-looking information should not be regarded as a representation by our company or any other person that the future events, plans or expectations contemplated by Solectron will be achieved. Furthermore, past performance in operations and share price is not necessarily indicative of future performance. We disclaim any intention or obligation to update or revise any forward-looking statements contained in the documents incorporated by reference herein, whether as a result of new information, future events or otherwise.

Overview

We provide a range of global manufacturing and integrated supply chain services to companies who design and market electronic products. Our revenue is generated from sales of our services primarily to customers in the Computing & Storage, Networking, Communications, Consumer, Industrial, and Automotive markets.

Sales to a relatively small number of customers historically have been making up a significant portion of our net sales and we expect that trend to continue in the future. Sales to our ten largest customers accounted for 60.7% and 60.0% for the three and nine months ended May 31, 2004, respectively. Currently, our largest customer, Cisco Systems, accounted for 10% or more of our net sales in the three and nine months ended May 31, 2004.

The EMS industry experienced rapid change and growth over the past decade as an increasing number of OEMs outsourced an increasing portion of their manufacturing requirements. In 2001, the industry’s revenue declined as a result of significant reduction in end-market demand, which was consistent with the overall global economic downturn. Beginning in the second quarter of fiscal 2001, we initiated the restructuring of our operations in light of the global economic downturn. The measures, which included reducing the workforce, consolidating facilities and changing the strategic focus of a number of sites, were intended to align our capacity and infrastructure to anticipated customer demand, transition our operations to lower cost regions and rationalize our footprint worldwide. Additionally, we decided to divest selected assets that are not central to our strategy. These assets have been accounted for as discontinued operations. Our revenues have increased over the last year as customer production requirements have risen during this economic recovery, and we are winning business with new and existing customers.

The electronics industry is subject to rapid technological change, product obsolescence and price competition. These and other factors affecting the electronics industry, or any of Solectron’s major customers in particular could materially harm Solectron’s results of operations. See “Risk Factors” for additional factors relating to possible fluctuations of our operating results.

Summary of Results

The following table sets forth, for the three-month and nine-month periods indicated, certain key operating results and other financial information (in millions):

	Three Months Ended May 31		Nine Months Ended May 31
	2004	2003	2004	2003
Net sales	$3,039.9	$2,357.3	$8,624.1	$7,385.0
Gross profit	159.2	99.2	417.8	324.6
Selling, general and administrative expense	103.9	138.1	327.8	436.4
Income (loss) from discontinued operations	86.7	(415.3)	40.8	(425.8)

Sales for the third quarter of fiscal 2004 increased 29.0% to $3.0 billion compared to $2.4 billion for the same period of fiscal 2003. Our sales levels during the third quarter of fiscal year 2004 were stronger across all markets. The increase in revenue base represents stronger demand from existing programs, as well as growth from new and existing customers.

Gross margin improved to 5.2% for the third quarter of fiscal 2004 compared to 4.2% for the same period of fiscal 2003. The improvement in gross margin is a result of the execution of our Lean Six Sigma manufacturing initiative (“Lean Initiative”), increased discipline in the implementation of our quote process, and improved capacity utilization. The Lean Initiative has begun to give us greater flexibility, improved our productivity and reduced costs. The Lean Initiative encompasses specifying value, lining-up value-creating actions in the best sequence, conducting these activities without interruption whenever a customer requests them, and performing them more effectively. In general, the Lean Initiative in our manufacturing environment attempts to provide customers with what they require using less human effort, equipment, time and space. The increased discipline in the implementation of our quote process has involved centralizing the process, standardizing the cost models used to evaluate programs, raising decision making authority to more senior levels within the company, emphasizing the expected returns to Solectron in deciding what pricing to offer and accept, and implementing profitability-based sales force compensation.

Selling, general and administrative (SG&A) expense continued to decline in the third quarter of fiscal 2004. SG&A expense was $103.9 million during the third quarter of fiscal 2004 compared to $138.1 million for the same period of fiscal 2003. The reduction in

SG&A expense, which was required for us to be competitive within our industry, is a result of our restructuring activities.

During the three months ended May 31, 2004, we completed the sale of three discontinued operations: Kavlico Corporation, Stream International Inc., and SMART Modular Technologies, Inc. Additionally in June 2004, we announced that we entered into a definitive agreement to sell Force Computers, Inc. and we sold our 63% interest in US Robotics Corporation. We continue to anticipate total proceeds from the sale of all discontinued operations to range from $500-$600 million.

We have made significant progress in reducing our outstanding debt. During the third quarter of fiscal 2004, we completed the early settlement of approximately 94% of our outstanding 7.25% ACES debentures and the cash settlement of $950 million of our outstanding LYONs. These two actions decreased our outstanding debt by approximately $2.0 billion, increased equity by approximately $1.0 billion, and will reduce quarterly interest expense by approximately $23.0 million in the fourth quarter of fiscal year 2004 from the third quarter of fiscal 2004. The net effect of reducing debt and increasing equity improved our debt-to-capital ratio from 71.3% to 34.5%. Our short-term debt is now $25.5 million and our remaining long-term debt of $1.2 billion has an average maturity of 5 years.

Key Performance Indicators

Management regularly reviews financial and non-financial performance indicators to assess the Company’s operating results. The following table sets forth, for the quarterly periods indicated, certain of management’s key financial performance indicators.

Three Months Ended
	May 31, 2004	February 28, 2004	November 30, 2003	August 31, 2003
Inventory turns	7.5 turns	7.4 turns	7.4 turns	6.6 turns
Days sales outstanding (DSO)	47 days	49 days	50 days	53 days
Days payable outstanding (DPO)	46 days	48 days	48 days	46 days
Cash-to-cash cycle (C2C)	49 days	50 days	50 days	59 days
Capital expenditures (in millions)	$ 32.8	$ 31.5	$ 37.0	$ 40.7

Inventory turns is calculated as the ratio of cost of sales compared to the average inventory for the quarter. The improvement in inventory turns was primarily the result of: (1) our disciplined and focused effort on material and production planning and, (2) continued implementation of the Lean Initiative in our manufacturing sites around the world. DSO is calculated as the ratio of average accounts receivable for the quarter compared to daily revenue for the quarter. DSO has declined from the prior quarter due to an increased focus on collection activity and ensuring compliance with the terms and conditions of our contracts. DPO is calculated as the ratio of average accounts payable during the quarter compared to daily cost of sales for the quarter. The C2C cycle is determined by taking the ratio of 360 days compared to inventory turns plus DSO minus DPO. The C2C cycle has declined from the prior quarter primarily as a result of improvements in both inventory turns and DSO, partially offset by lower DPO. Capital expenditures are primarily related to equipment purchases supporting increased demand and new programs.

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

Loss Contingencies

We are subject to the possibility of various loss contingencies arising in the ordinary course of business. We consider the likelihood and our ability to reasonably estimate the amount of loss in determining the necessity for, and amount of, any loss contingencies. Estimated loss contingencies are accrued when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. We regularly evaluate information available to us to determine whether any such accruals should be adjusted.

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

Restructuring and Related Impairment Costs

Over the past few years, we have recorded restructuring and impairment costs as we rationalized our operations in light of customer demand declines and the economic downturn. These restructuring and impairment charges include employee severance and benefit costs, costs related to leased facilities that have been abandoned and subleased, owned facilities no longer used by us which will be disposed of, costs related to leased equipment that has been abandoned, and impairment of owned equipment that will be disposed of. For owned facilities and equipment, the impairment loss recognized was based on the fair value less costs to sell, with fair value estimated based on existing market prices for similar assets. Severance and benefit costs and other costs associated with restructuring activities initiated prior to January 1, 2003 were recorded in compliance with EITF Issue No. 94-3, “Liability Recognition for Certain

Employee Termination Benefits and Other Costs to Exit an Activity.” Severance and benefit costs associated with restructuring activities initiated on or after January 1, 2003 are recorded in accordance with SFAS No. 112, “Employer’s Accounting for Postemployment Benefits,” as we concluded that we had a substantive severance plan. In accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, the estimated lease loss accrued for leased facilities that have been abandoned and subleased after December 31, 2002 represents the fair value of the lease liability as measured by the present value of future lease payments subsequent to abandonment less the present value of any estimated sublease income. For those facilities abandoned and subleased as part of restructuring activities under EITF Issue No. 94-3, the estimated lease loss represents payments subsequent to abandonment less any estimated sublease income. In order to estimate future sublease income, we work with an independent broker to estimate the length of time until we can sublease a facility and the amount of rent we can expect to receive. Our estimates of expected sublease income could change based on factors that affect our ability to sublease those facilities such as general economic conditions and the real estate market, among others.

Income Taxes

We currently have significant deferred tax assets in certain jurisdictions resulting from tax credit carryforwards, net operating losses and other deductible temporary differences, which will reduce taxable income in such jurisdictions in future periods. We have provided valuation allowances for future tax benefits resulting from foreign net operating loss carryforwards and for certain other U.S. and foreign deductible temporary differences where we believe future realizability is in doubt. SFAS No. 109 requires a valuation allowance be established when it is “more likely than not” that all or a portion of deferred tax assets will not be realized, and further provides that it is difficult to conclude that a valuation allowance is not needed when there is negative evidence in the form of cumulative losses in recent years. Therefore, cumulative losses weigh heavily in the overall assessment. We established a valuation allowance in the third quarter of fiscal 2003 for most of our deferred tax assets because prior losses and an uncertain future outlook did not support projections of profitability sufficient to establish our ability to use those deferred tax assets in future periods. We have not yet established sufficient sustained profitability since that time which would support projections of future profitability consistent with the recognition of deferred tax assets generated in prior and current periods. As a result of our assessment, we increased our total valuation allowance on deferred tax assets arising from continuing operations to approximately $1.5 billion at May 31, 2004. We expect to record a full valuation allowance on future tax benefits until we reach a sustained level of profitability in the countries in which deferred tax assets arise.

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

	Three Months Ended May 31		Nine Months Ended May 31
	2004	2003	2004	2003
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	94.8	95.8	95.2	95.6

Gross profit	5.2	4.2	4.8	4.4
Operating expenses:
Selling, general and administrative	3.4	5.9	3.8	5.9
Restructuring and impairment costs	0.2	84.0	1.2	28.7

Operating income (loss)	1.6	(85.7)	(0.2)	(30.2)
Interest income	0.2	0.3	0.1	0.3
Interest expense	(1.4)	(2.2)	(1.5)	(2.2)
Other income (expense) - net	(2.6)	(0.2)	(0.8)	0.6

Operating loss from continuing operations before income taxes	(2.2)	(87.8)	(2.4)	(31.5)
Income tax expense	—	26.1	—	7.2

Loss from continuing operations	(2.2)%	(113.9)%	(2.4)%	(38.7)%
Discontinued operations:
Income (loss) from discontinued operations	3.1	(13.2)	0.6	(4.2)
Income tax expense	0.2	4.5	0.1	1.5

Net income (loss)	0.7%	(131.6)%	(1.9)%	(44.4)%

Net Sales – Continuing Operations

For the third quarter of fiscal 2004, net sales increased 29.0% to $3.0 billion from $2.4 billion in the same period of fiscal 2003. The increase for the three months ended May 31, 2004 from the same period of the previous fiscal year was due to increased sales levels across all markets. Specific increases include an 8.6% increase in the sale of computing and storage products; a 14.9% increase in the sale of networking products; a 27.0% increase in the sale of communication products; an 81.3% increase in sales of consumer products; a 135.4% increase in the sale of industrial products; and a 20.1% increase in the sales of automotive products. The increased sales levels were due to the addition of new customers and growth in these markets.

For the nine months ended May 31, 2004, net sales increased 16.8% to $8.6 billion from $7.4 billion in the same period of fiscal 2003. The increase for the nine months ended May 31, 2004 from the same period of the previous fiscal year was due to increased sales levels across most markets. Specific increases include a 18.0% increase in the sale of computing and storage products; a 7.3% increase in the sale of networking products; a 62.1% increase in sales of consumer products; a 50.8% increase in the sale of industrial products; and a 26.6% increase in the sales of automotive products. The increased sales levels were due to the addition of new customers and growth in these markets.

The following table depicts, for the periods indicated, revenue by market expressed as a percentage of net sales. The distribution of revenue across our markets has fluctuated, and will continue to fluctuate, as a result of numerous factors, including but not limited to: increased business from new and existing customers; fluctuations in customer demand; seasonality; and growth in market outsourcing.

	Three Months Ended May 31		Nine Months Ended May 31
	2004	2003	2004	2003
Computing & Storage	29%	34%	32%	31%
Consumer	20%	14%	19%	14%
Communications	19%	20%	18%	22%
Networking	21%	24%	21%	23%
Industrial	6%	3%	5%	4%
Automotive	3%	3%	3%	3%
Other	2%	2%	2%	3%

Total	100%	100%	100%	100%

International Sales – Continuing Operations

In the three and nine months ended May 31, 2004, our international locations contributed approximately 73.5% and 72.9%, respectively, of net sales compared to approximately 65.6% and 66.3% for the corresponding periods of fiscal 2003, respectively. Net sales from our international sites, as a percentage of consolidated net sales, have grown primarily in the Asia/Pacific region where we have invested to take advantage of the lower cost of operations.

Major Customers – Continuing Operations

Certain customers accounted for 10% or more of our net sales. The following table includes these customers and the percentage of net sales attributed to them:

	Three Months Ended May 31		Nine Months Ended May 31
	2004	2003	2004	2003
Cisco Systems	12.8%	12.0%	12.4%	11.2%
Nortel Networks	***	12.8%	***	13.0%

*** Less than 10%

Our top ten customers accounted for approximately 60.7% and 60.0% of net sales for the three and nine months ended May 31, 2004, respectively, compared to approximately 61.7% and 60.1% in the corresponding periods of fiscal 2003, respectively.

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

Gross profit – Continuing Operations

Gross profit varies from period to period and is affected by a number of factors, including product mix, production efficiencies, component costs and delivery linearity, product life cycles, unit volumes, expansion and consolidation of manufacturing facilities, utilization of manufacturing capacity, pricing, competition, and unanticipated restructuring or inventory charges.

Our gross profit percentage increased to 5.2% and 4.8% for the three and nine months ended May 31, 2004, respectively, compared to 4.2% and 4.4% for the corresponding periods in fiscal 2003, respectively. The gross profit improvement was the result of effectively implementing the Lean Initiative in our manufacturing sites around the world and increasing discipline in the implementation of our quote process. Furthermore, during the second quarter of fiscal 2003, our margin was negatively affected by inefficiencies associated with reduced demand and a $76.3 million inventory charge related to excess and obsolete inventory which was taken due to the continued depressed condition of the telecommunications market.

We continue to implement a number of initiatives to improve our gross profits: (1) Lean Initiative to improve operational effectiveness and efficiency; (2) further improving capacity utilization; (3) ensuring contractual relationships reflect value added by our operations; (4) a disciplined pricing model; (5) engaging with our customers in collaborative design; and (6) profitability-based sales force compensation.

Sales of inventory previously written down or written off have not been significant and have not had any material impact on our gross profits for the three and nine months ended May 31, 2004.

Selling, General and Administrative (SG&A) Expenses – Continuing Operations

SG&A expenses decreased $34.2 million, or 24.8%, for the three months ended May 31, 2004 compared to the corresponding period in fiscal 2003. SG&A expenses decreased $108.6 million, or 24.9%, for the nine months ended May 31, 2004 compared to the corresponding period in fiscal 2003. As a percentage of net sales, SG&A expenses decreased to 3.4% and 3.8% for the three and nine months ended May 31, 2004, respectively, compared to 5.9% in the corresponding periods in fiscal 2003. The decrease was primarily due to headcount and other SG&A expense reductions resulting from our restructuring initiatives.

Restructuring and Impairment – Continuing Operations

During the third quarter of fiscal 2004, we continued our restructuring activities and total restructuring and impairment costs of $5.5 million were charged against operations which mainly related to the loss on disposal of property and equipment and continued review of our operating lease liabilities associated with vacant facilities and unused equipment.

As of May 31, 2004, liabilities related to our restructuring activities total approximately $106.7 million. Approximately $67.0 million of this total is expected to be paid out within the next twelve months for severance and benefit payments related to the remaining restructuring activities, lease commitment costs and other exit costs. The remaining balance, consisting of lease commitment costs, is expected to be paid out through 2012. As of May 31, 2004, Solectron has approximately 1.7 million square feet of vacant facility space in continuing operations. If projected sublease income does not meet expectation, Solectron could potentially incur up to approximately $25 million in additional facility lease expenses.

Ongoing Restructuring Activities

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

Interest Income – Continuing Operations

Interest income decreased $2.0 million to $4.8 million for the three months ended May 31, 2004 from $6.8 million in the corresponding period in fiscal 2003. Interest income decreased $10.8 million to $10.8 million for the nine months ended May 31, 2004 from $21.6 million in the corresponding period in fiscal 2003. The decreases were due to reduced average cash, cash equivalent and short-term investment balances and lower average interest rates in fiscal 2004 as compared to fiscal 2003.

Interest Expense – Continuing Operations

Interest expense decreased $9.6 million to $41.8 million for the three months ended May 31, 2004 from $51.4 million in the corresponding period in fiscal 2003. Interest expense decreased $30.3 million to $130.1 million for the nine months ended May 31, 2004 from $160.4 million in the corresponding period in fiscal 2003. The decreases were primarily due to the retirement of approximately $1.8 billion aggregate principal amount at maturity of our LYONs during fiscal 2003 and approximately $1.6 billion aggregate principal amount at maturity of our LYONs during the third quarter of fiscal 2004. In addition, we completed the early settlement of approximately 94% of our outstanding 7.25% ACES debentures during the third quarter of fiscal 2004. The LYONs retirement and early settlement of our 7.25% ACES debentures will provide an interest expense reduction of approximately $23 million in future fiscal quarters.

Other Income (Expense) - net – Continuing Operations

Other income (expense) - net increased $72.5 million to a $77.9 million expense for the three months ended May 31, 2004 from a $5.4 million expense in the corresponding period in fiscal 2003. Other income (expense) – net decreased $114.7 million to a $68.6 million expense for the nine months ended May 31, 2004 from a $46.1 million income in the corresponding period in fiscal 2003. For the three and nine months ended May 31, 2004, other income (expense) – net primarily consisted of a loss resulting from the early settlement of approximately 94% of our 7.25% ACES debentures of $77.7 million. For the nine months ended May 31, 2003, other income (expense) - net primarily consisted of gains on retirement of our LYONs. The following tables provide the details of the early settlement of our 7.25% ACES debentures, the retirement of our 4.0% LYONs due 2019, the retirement of our 2.75% LYONs due 2020 and the retirement of our 3.25% LYONs due 2020 in each period presented recorded in the accompanying condensed consolidated financial statements (in millions):

7.25% ACES Early Settlement	Three Months Ended May 31		Nine Months Ended May 31
	2004	2003	2004	2003
Principal amount at maturity	$1,012.5	$—	$1,012.5	$—

Carrying value	$1,007.5	$—	$1,007.5	$—
Common stock issued	1,006.4	—	1,006.4	—
Cash paid	63.3	—	63.3	—
Debt issuance cost write-off	15.5	—	15.5	—

Loss included in other income (expense) - net	$(77.7)	$—	$(77.7)	$—

LYONs Retirement	Three Months Ended May 31		Nine Months Ended May 31
	2004	2003	2004	2003
Principal amount at maturity	$1,617.5	$818.1	$1,617.5	$1,443.1

Carrying value	$950.2	$514.2	$950.2	$861.4
Cash paid	950.2	514.2	950.2	823.1

Gain included in other income (expense) - net	$—	$—	$—	$38.3

The remaining components of other income (expense) - net fluctuated primarily due to foreign currency gains and losses.

Income Taxes – Continuing Operations

Our income tax expense was $0.3 million and $3.3 million, respectively, for the three and nine months ended May 31, 2004 as compared to an income tax expense of $615.8 million and $531.0 million, respectively, for the three and nine months ended May 31, 2003. Management’s decision to provide a valuation allowance on certain deferred tax assets resulted in the tax expense incurred in the third quarter of fiscal 2003. Subsequent to the third quarter of fiscal 2003, we established a full valuation allowance for most of the net deferred tax assets arising from operations. Income tax expense that would otherwise be incurred over the next several quarters will be reduced to the extent of offsetting valuation allowance reductions. We incurred net tax expense in certain countries in which we have profitable operations during the three and nine months ended May 31, 2004.

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

Certain of our offshore operations are beginning to report taxable profits, mostly arising in low-cost locations. Accordingly, we anticipate some tax expense in future quarters related to those operations. We will not be able to offset this tax expense with unrecognized deferred tax assets described above, because, for the most part, those assets did not arise in the jurisdictions where we are realizing taxable profits.

Liquidity and Capital Resources – Continuing Operations

Cash, cash equivalents, and short-term investments decreased to approximately $1.2 billion at May 31, 2004 from approximately $1.5 billion at August 31, 2003. The table below, for the periods indicated, provides selected condensed consolidated cash flow information (in millions):

	Nine Months Ended May 31
	2004	2003
Net cash (used in) provided by operating activities of continuing operations	$(133.2)	$252.5
Net cash provided by investing activities of continuing operations	$392.5	$371.3
Net cash used in financing activities of continuing operations	$(518.4)	$(883.9)

We used cash from operating activities of $133.2 million during the nine months ended May 31, 2004. This use of cash was generated from a $207.3 million loss from continuing operations, a $210.3 million increase in accounts receivable, net, a $246.0 million increase in inventories offset by a $264.6 million increase in accounts payable, non-cash depreciation and amortization charges of $174.1 million and loss on the retirement of debt of $77.7 million. The rise in inventory levels and accounts payable is due to an increase in forecasted demand from our customers. Accounts receivable, net has increased in conjunction with higher revenues.

We generated cash from investing activities of $392.5 million during the nine months ended May 31, 2004 primarily due to net proceeds of $383.4 million received from the disposition of four of our discontinued operations.

Net cash used in financing activities of $518.4 million during the nine months ended May 31, 2004 primarily consisted of the retirement of LYONs for $950 million offset by $436.5 million of net proceeds generated from the issuance of 0.5% convertible senior notes.

As of May 31, 2004, we had available a $250 million revolving credit facility that expires on February 14, 2005. Our revolving credit facility is guaranteed by certain of our domestic subsidiaries and secured by the pledge of domestic accounts receivable, inventory and equipment, the pledge of equity interests in certain of our subsidiaries and notes evidencing intercompany debt. Borrowings under the credit facility bear interest, at our option, at the London Interbank offering rate (LIBOR) plus a margin of 2.125% based on our current senior unsecured debt ratings, or the higher of the Federal Funds Rate plus 1/2 of 1% or Bank of America N.A.’s publicly announced prime rate. As of May 31, 2004, there were no borrowings outstanding under this facility. We are subject to compliance with certain financial covenants set forth in these facilities including, but not limited to, capital expenditures, consolidated tangible net worth, cash interest coverage, leverage, liquidity, and minimum cash. Prior to the end of the second quarter of fiscal 2004, we amended certain terms and conditions including the minimum liquidity and the leverage covenants. We were in compliance with all applicable covenants as of May 31, 2004.

On October 28, 2003 Standard and Poor’s downgraded our senior unsecured debt rating to “B+” with a stable outlook. On October 31, 2003 Moody’s downgraded our senior unsecured debt rating to “B1” with a stable outlook. These rating downgrades increase our cost of capital should we borrow under our revolving lines of credit, and may make it more expensive for us to raise additional capital in the future. Such capital raising activities may be on terms that may not be acceptable to us or otherwise not available. On June 22, 2004, Standard and Poor’s affirmed our senior unsecured rating and revised our outlook to positive from stable.

In addition, we had $31.6 million in committed and $198.0 million in uncommitted foreign lines of credit and other bank facilities as of May 31, 2004 relating to continuing operations. A committed line of credit obligates a lender to loan us amounts under the credit facility as long as we adhere to the terms of the credit agreement. An uncommitted line of credit is extended to us at the sole discretion of a lender. The interest rates range from the bank’s prime lending rate to the bank’s prime rate plus 2.0%. As of May 31, 2004, borrowings and guaranteed amounts were $8.4 million under committed and $11.6 million under uncommitted foreign lines of credit. Borrowings are payable on demand. The weighted-average interest rate was 1.92% for committed and 5.46% for uncommitted foreign lines of credit as of May 31, 2004.

During the third quarter of fiscal 2004, we issued 17.1 million shares of common stock for total net proceeds of $81.7 million. These net proceeds of $81.7 million in part, along with an additional common stock issuance of 105.6 million shares were used to early settle approximately 94% of our 7.25% ACES.

Holders of our 3.25% LYONs due November 2020 had the option to require us to repurchase their notes on May 20, 2004 in an amount of $587.46 per $1,000 principal amount for a total of approximately $953 million. Solectron repurchased approximately $950 million of these LYONS with cash during the third quarter of fiscal 2004. The early settlement of approximately 94% of our ACES debentures results in approximately $63 million of the 7.25% subordinated ACES debentures to be due on November 15, 2006. On or about August 15, 2004, the remaining ACES debentures of $63 million are scheduled to be remarketed and if the remarketing is successful, the interest rate will be reset at the then current rates as described in the indenture and the proceeds from the remarketing will be used to satisfy the holders’ obligation to purchase our common stock in November 2004. If the debentures are not successfully remarketed, the interest rate will not be reset and we expect to use the pledged debentures to satisfy the holders’ obligation to purchase our common stock in November 2004. In addition, our $150 million aggregate principal amount of 7.375% senior notes is due on March 1, 2006, our $500 million aggregate principal amount of 9.625% senior notes is due on February 15, 2009, and our $450 million aggregate principal amount of 0.5% convertible senior notes is due on February 15, 2034.

We have synthetic lease agreements relating to four manufacturing sites for continuing operations. The synthetic leases have expiration dates in 2007. At the end of the lease term, we have an option, subject to certain conditions, to purchase or to cause a third party to purchase the facilities subject to the synthetic leases for the “Termination Value,” which approximates the lessor’s original cost for each facility, or we may market the property to a third party at a different price. We are entitled to any proceeds from a sale of the properties to third parties in excess of the Termination Value and liable to the lessor for any shortfall. We provided loans to the lessor equaling approximately 85% of the Termination Value for each synthetic lease. These loans are repayable solely from the sale of the properties to third parties in the future, are subordinated to the amounts payable to the lessor at the end of the synthetic leases, and may be credited against the Termination Value payable if we purchase the properties. The approximate aggregate Termination Values and loan amounts are $101.3 million and $86.1 million, respectively, as of May 31, 2004.

In addition, cash collateral of $15.2 million is pledged for the difference between the aggregate Termination Values and the loan amounts. Each synthetic lease agreement contains various affirmative and financial covenants. A default under a lease, including violation of these covenants, may accelerate the termination date of the arrangement. Prior to the end of the second quarter of fiscal 2004, we amended certain terms and conditions including the minimum liquidity and the leverage covenants. We were in compliance with all applicable covenants as of May 31, 2004. Monthly lease payments are generally based on the Termination Value and 30-day LIBOR index (1.1% as of May 31, 2004) plus an interest-rate margin, which may vary depending upon our Moody’s Investors’ Services and Standard and Poor’s ratings, and are allocated between the lessor and us based on the proportion of the loan amount to the Termination Value for each synthetic lease.

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

The following is a summary of certain obligations and commitments as of May 31, 2004 for continuing operations:

Payments Due by Period
(in millions)

			FY05
	Total	Q404	Q1-Q3	Q4	FY06	FY07	FY08	FY09	Thereafter
Long term debt	$1,213.3	$—	$—	$1.5	$171.7	$72.5	$0.2	$0.1	$967.3
Operating lease	173.1	23.0	33.5	8.2	25.1	16.9	13.9	11.7	40.8
Other (1)	114.8	114.8	—	—	—	—	—	—	—

	$1,501.2	$137.8	$33.5	$9.7	$196.8	$89.4	$14.1	$11.8	$1,008.1

(1)	We have guaranteed various purchase commitments for materials, supplies and services incurred during the normal course of business.

In addition, we guarantee committed and uncommitted lines of credit and debt for our continuing operations’ subsidiaries totaling $229.6 million as of May 31, 2004. We also guarantee performance of certain of our continuing operations’ subsidiaries in various transactions such as leases, totaling $261.6 million as of May 31, 2004.

Off-Balance Sheet Arrangements and Contractual Obligations

Our off-balance sheet arrangements consist of our synthetic and operating leases, subsidiary guarantees (leases and subsidiary guarantees are both described in the “Liquidity and Capital Resources” portion of Management’s Discussion and Analysis of Financial Condition and Results of Operations), our interest rate swap instrument related to our long-term debt (described in the “We are exposed to interest rate fluctuations” Risk Factor), and our foreign exchange contracts (described in the “We are exposed to fluctuations in foreign currency exchange rates” Risk Factor).

A tabular presentation of our contractual obligations is provided in the “Liquidity and Capital Resources” portion of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Discontinued Operations

During the fourth quarter of fiscal 2003, as a result of a full review of our portfolio of businesses, we committed to a plan to divest a number of business operations that are no longer part of our strategic plan for the future. In accordance with SFAS No. 144, we have reported the results of operations and financial position of these businesses in discontinued operations within the condensed consolidated statements of operations and balance sheets for all periods presented. As a result of further divestment activity during the first quarter of fiscal 2004, we identified certain additional operations, which were included in continuing operations in fiscal 2003 that now qualify for classification as discontinued operations. The companies that we have divested and are in the process of divesting and that are included in discontinued operations are: Dy 4 Systems Inc., Kavlico Corporation, Solectron’s MicroTechnology division, SMART Modular Technologies Inc., Stream International Inc., our 63% interest in US Robotics Corporation, and Force Computers, Inc.

The collective results from all discontinued operations for all periods presented were as follows (in millions):

	Three Months Ended May 31		Nine Months Ended May 31
	2004	2003	2004	2003
Net sales	$325.8	$458.2	$1,204.9	$1,297.2
Cost of sales	274.2	393.8	1,022.0	1,094.0

Gross profit	51.6	64.4	182.9	203.2
Operating expenses (income) - net	(43.8)	376.8	129.0	517.9

Operating income (loss)	95.4	(312.4)	53.9	(314.7)
Interest income - net	0.4	0.7	1.2	1.4
Other income (expense) - net	(3.0)	1.4	(4.3)	0.8

Income (loss) before income taxes	92.8	(310.3)	50.8	(312.5)
Income tax expense	6.1	105.0	10.0	113.3

Income (loss) from discontinued operations, net of tax	$86.7	$(415.3)	$40.8	$(425.8)

Net sales, gross profit, operating expenses (income) – net, and interest income - net from discontinued operations decreased for the three and nine months ended May 31, 2004 as compared to the same periods in fiscal 2003 primarily due to the sale of four discontinued operations during the nine months ended May 31, 2004. In addition, the aggregate pre-tax gain from the sales of all four discontinued operations of $88.3 million and $155.5 million was recorded in operating expenses (income) - net for the three and nine month periods ended May 31, 2004, respectively. We continue to anticipate total proceeds from the sale of all discontinued operations to range from $500-$600 million.

As a result of the sales agreement for one of the discontinued operations during the third quarter of fiscal 2004, a synthetic lease held by the discontinued operations was not assumed by the buyer. We are in the process of terminating the synthetic lease by selling the property subject to the synthetic lease and any potential loss associated with its termination will be recorded as part of discontinued operations. The approximate Termination Value and loan amounts was $23.4 million and $19.9 million, respectively, as of May 31, 2004. At the end of the third quarter in fiscal 2004, we completed a preliminary valuation of the property under this synthetic lease and has determined a shortfall of approximately $11.3 million between the value of the property and the loan amount. The effect of this shortfall will be realized ratably until the termination of the lease through fiscal 2007 or upon its ultimate disposition.

The sales agreements for all four divestitures contain certain indemnification provisions under which Solectron may be required to indemnify the buyer of the divested business for liabilities, losses, or expenses arising out of breaches of covenants and certain breaches of representations and warranties relating to the condition of the business prior to and at the time of sale. In aggregate, Solectron is contingently liable for up to $61.5 million for a period of 12 to 24 months subsequent to the completion of the sale. As of May 31, 2004, there were no liabilities recorded under these indemnification obligations.

The sales agreements of the discontinued operations generally include terms which may result in adjustments to the gain or loss in fiscal quarters subsequent to the closing of the sale.

On June 16, 2004, we signed a definitive agreement to sell Force Computers, Inc. embedded computing business to Motorola, Inc. On June 29, 2004, we sold our 63% interest in US Robotics Corporation to the management of US Robotics.

RISK FACTORS

MOST OF OUR NET SALES COME FROM A SMALL NUMBER OF CUSTOMERS; IF WE LOSE ANY OF THESE CUSTOMERS, OUR NET SALES COULD DECLINE SIGNIFICANTLY.

Most of our annual net sales come from a small number of our customers. Our ten largest customers accounted for approximately 60.7% and 61.7% of net sales from continuing operations in the third quarters of fiscal 2004 and 2003, respectively. Some of these customers individually account for more than ten percent of our annual net sales. Any material delay, cancellation or reduction of orders from these or other major customers could cause our net sales to decline significantly, and we may not be able to reduce the accompanying expenses at the same time. We cannot guarantee that we will be able to retain any of our largest customers or any other accounts, or that we will be able to realize the expected revenues under existing or anticipated supply agreements with these customers. Our business, market share, financial condition and results of operations will continue to depend significantly on our ability to obtain orders from new customers, retain existing customers, realize expected revenues under existing and anticipated supply agreements, as well as on the financial condition and success of our customers and their customers.

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

OUR NON-U.S. LOCATIONS REPRESENT A SIGNIFICANT PORTION OF OUR NET SALES; WE ARE EXPOSED TO RISKS ASSOCIATED WITH OPERATING INTERNATIONALLY.

Approximately 73.5% and 65.6% of our net sales from continuing operations came from sites outside the United States during the third quarters of fiscal 2004 and 2003, respectively. As a result of our foreign sales and facilities, our operations are subject to a variety of risks and costs that are unique to international operations, including the following:

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

Our ability to comply with covenants contained in our secured credit facility and other indebtedness to which we are or may become a party may be affected by events beyond our control, including prevailing economic, financial and industry conditions. Our failure to comply with our debt-related obligations could result in an event of default which, if not cured or waived, could result in an acceleration of our indebtedness and cross-defaults under our other indebtedness, which could have a material adverse effect on our financial condition. We obtained amendments related to the minimum cash interest coverage ratio covenants applicable to various debt and lease agreements as described in “Liquidity and Capital Resources”, and as a result of such waivers, we were in compliance with all applicable covenants as of May 31, 2004.

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

Our ability to manage and integrate any future acquisitions will require successful integration of such acquisitions into our manufacturing and logistics infrastructure, and may require enhancements or upgrades of accounting and other internal management systems and the implementation of a variety of procedures and controls. We cannot guarantee that significant problems in these areas will not occur. Any failure to enhance or expand these systems and implement such procedures and controls in an efficient manner and at a pace consistent with our business activities could harm our financial condition and results of operations. In addition, we may experience inefficiencies from the management of geographically dispersed facilities and incur substantial infrastructure and working capital costs. We incurred approximately $5.5 million of restructuring and impairment costs relating to continuing operations in the third quarter of fiscal 2004. See also the Risk Factor entitled “If We Incur More Restructuring-Related Charges Than Currently Anticipated, Our Financial Condition and Results of Operations May Suffer.”

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

WE ARE EXPOSED TO FLUCTUATIONS IN FOREIGN CURRENCY EXCHANGE RATES.

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

As of May 31, 2004, we had outstanding foreign exchange forward contracts with a total notional amount of approximately $585.4 million related to continuing operations. The change in value of the foreign exchange forward contracts resulting from a hypothetical 10% change in foreign exchange rates would be offset by the remeasurement of the related balance sheet items, the result of which would not be significant.

As of May 31, 2004, the majority of our foreign currency hedging contracts were scheduled to mature in approximately three months and there were no material deferred gains or losses. In addition, our international operations in some instances act as a natural hedge because both operating expenses and a portion of sales are denominated in local currency. In these instances, although an unfavorable change in the exchange rate of a foreign currency against the U.S. dollar will result in lower sales when translated to U.S. dollars, operating expenses will also be lower in these circumstances. Although approximately 29.1% of our net sales from continuing operations in the third quarter of fiscal 2004 were denominated in currencies other than the U.S. dollar, we do not believe our total exposure to be significant because of natural hedges.

WE ARE EXPOSED TO INTEREST RATE FLUCTUATIONS.

The primary objective of our investment activities is to preserve principal, while at the same time maximize yields without significantly increasing risk. To achieve this objective, we maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including government and corporate obligations, certificates of deposit and money market funds. As of May 31, 2004, substantially our entire total portfolio was scheduled to mature in less than three months. A hypothetical 10% change in interest rates would not have a material effect on the fair value of our investment portfolios.

As of May 31, 2004, we had no cash equivalents and short-term investments that were subject to interest rate risk (defined as risk of loss of investment fair value due to interest rate movements). The fair value of our cash equivalents and short-term investments approximated the carrying value as of May 31, 2004.

Interest on long-term debt instruments is payable at fixed rates. In addition, the amount of principal to be repaid at maturity is also fixed. During the third quarter of fiscal 2002, we entered into an interest rate swap transaction under which we pay variable rates and we receive fixed rates. The interest swap effectively converted $500 million of our long-term debt with fixed interest rates into debt with variable rates of interest. Our interest rate swap, which expires on February 15, 2009, has a total notional amount of $500 million and relates to our 9.625% $500 million senior notes. Under this swap transaction we pay an interest rate equal to the 3-month LIBOR rate plus a fixed spread. In exchange, we receive fixed interest rates of 9.625%. On November 15, 2002, the original swaps related to the senior notes were settled. This settlement resulted in cash received and a gain of approximately $26 million, which is being amortized over the remaining life of the senior notes. Also on November 15, 2002, Solectron entered into swaps with terms similar to the original swap transactions used to hedge the interest paid on the senior notes and designated the swaps as fair value hedges under SFAS No. 133.

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

WE MAY NOT BE ABLE TO ADEQUATELY PROTECT OR ENFORCE OUR INTELLECTUAL PROPERTY RIGHTS AND COULD BECOME INVOLVED IN INTELLECTUAL PROPERTY DISPUTES

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

OUR RATING DOWNGRADES MAKE IT MORE EXPENSIVE FOR US TO BORROW MONEY.

On October 28, 2003 Standard and Poor’s downgraded our senior unsecured debt rating to “B+” with a stable outlook. On October 31, 2003 Moody’s downgraded our senior unsecured debt rating to “B1” with a stable outlook. Rating downgrades increase our cost of capital should we borrow under our revolving line of credit, and may make it more expensive for us to raise additional capital in the future. Such capital raising activities may be on terms that may not be acceptable to us or may otherwise not be available.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

See “Risk Factors - ‘We Are Exposed to Fluctuations in Foreign Currency Exchange Rates,’ and ‘We Are Exposed to Interest Rate Fluctuations,’” for factors related to fluctuations in the exchange rates of foreign currency and fluctuations in interest rates.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Based on their evaluation as of the end of the period covered by this Report, Solectron’s principal executive officer and principal financial officer have concluded that Solectron’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective to ensure that information required to be disclosed by Solectron in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Controls. There were no changes in Solectron’s internal controls over financial reporting during the third quarter of fiscal 2004 or in other factors that could have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

The case entitled Ronald Sorisho v. Solectron Corporation et al., Case No. CV811243, which has been previously reported, was resolved on terms not material to Solectron and the case has been dismissed.

On March 6, 2003, a putative shareholder class action lawsuit was filed against Solectron and certain of its officers in the United States District Court for the Northern District of California alleging claims under Section 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 10b-5 promulgated thereunder. The case is entitled Abrams v. Solectron Corporation et al., Case No. C-03-0986 CRB. The complaint alleged that the defendants issued false and misleading statements in certain press releases and SEC filings issued between September 17, 2001 and September 26, 2002. In particular, plaintiff alleged that the defendants failed to disclose and to properly account for excess and obsolete inventory in the former Technology Solutions business unit during the relevant time period. Additional complaints making similar allegations were subsequently filed in the same court, and pursuant to an order entered June 2, 2003, the Court appointed lead counsel and plaintiffs to represent the putative class in a single consolidated action. The Consolidated Amended Complaint, filed September 8, 2003, alleges an expanded class period of June 18, 2001 through September 26, 2002, and purports to add a claim for violation of Section 11 of the Securities Act of 1933, as amended (the “Securities Act”), on behalf of a putative class of former shareholders of C-MAC Industries, Inc., who acquired Solectron stock pursuant to the October 19, 2001 Registration Statement filed in connection with Solectron’s acquisition of C-MAC Industries, Inc. In addition, while the initial complaints focused on alleged inventory issues at the former Technology Solutions business unit, the Consolidated Amended Complaint adds allegations of inadequate disclosure and failure to properly account for excess and obsolete inventory at Solectron’s other business units. The complaint seeks an unspecified amount of damages on behalf of the putative class. On June 14, 2004 the lead plaintiffs filed a Motion for Class Certification seeking to have the court declare this matter a class action litigation. The hearing for the Motion for Class Certification is set for October 1, 2004. Solectron intends to object to the Class Certification. Solectron believes the complaint to be without merit, and that it has valid defenses to the plaintiffs’ claims. There can be no assurance, however, that the outcome of the lawsuit will be favorable to Solectron or will not have a material adverse effect on Solectron’s business, financial condition and results of operations. In addition, Solectron may be forced to incur substantial litigation expenses in defending this litigation.

On March 21, 2003, Solectron, all the current members of its Board of Directors, and two former officers, were named as defendants in a shareholder derivative lawsuit entitled Lifshitz v. Cannon et al., Case No. CV815693, filed in the Santa Clara County, California Superior Court. The plaintiff alleged that he should be permitted to pursue litigation, purportedly for the benefit of Solectron, against the individual director and officer defendants for alleged mismanagement and waste of corporate assets during the period from May 2001 to the present, purported breaches of fiduciary duty, “constructive fraud,” “abuse of control,” and alleged violations of the California Corporations Code by certain of the individual defendants who sold some of their Solectron stockholdings during the period from September 2001 through September 2002. On May 19, 2003, Solectron and the individual defendants moved to dismiss the Lifshitz complaint. In the meantime, two substantively identical derivative lawsuits, entitled Schactner v. Cannon, et al., Case No. CV817112, and Nims v. Cannon, et al., Case No. CV817158, were filed in the same Court on May 14 and May 15, respectively. Counsel for the plaintiffs in all three suits subsequently advised the Court that they would be filing a consolidated amended complaint, and accordingly, defendants’ motion to dismiss was taken off calendar pending the filing of the consolidated amended complaint combining the three lawsuits. On June 27, 2003, the plaintiffs served their consolidated amended complaint now alleging that “since January of 1999” all of the current members of Solectron’s Board of Directors, as well as four former officers and directors, purportedly breached their fiduciary duties and participated in or permitted “constructive fraud,” “unjust enrichment,” and alleged violations of the California Corporations Code. The consolidated complaint alleged an unspecified amount of compensatory and punitive damages, and sought the relinquishment of all profits realized by those individual defendants who sold Solectron stock during the relevant period, together with statutory penalties under California Corporations Code section 25402 which plaintiff alleged to be applicable to those sales of Solectron stock. Solectron moved to dismiss the Consolidated Amended Complaint because Solectron does not believe plaintiffs have adequately alleged a basis for plaintiffs to appropriate for themselves the duties of Solectron’s Board of Directors under applicable Delaware law, and believes that the consolidated complaint contains various factual errors and legal deficiencies. On October 7, 2003, the California Superior Court granted Solectron’s motion to dismiss, but granted the plaintiffs an opportunity to try to cure the deficiencies in their Consolidated Amended Complaint through a further amended complaint. The plaintiffs requested and were granted an extension of time to file a further amended complaint, which barring any further extensions, is to filed on or before the end of August 2004. Solectron does not believe plaintiffs can show a sufficient basis to allow them to appropriate for themselves the duties of Solectron’s Board of Directors under applicable Delaware law. Solectron may be forced to incur substantial litigation expenses in defending this litigation.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits:

Exhibit No.		Exhibit Description
3.1*		Certificate of Incorporation of Solectron, as amended

3.2**		Amended and Restated Bylaws of Solectron

3.3***		Certificate of Designation Rights, Preferences and Privileges of Series A Participating Preferred Stock of Solectron

10.1		Eighth Amendment and Waiver to Credit Agreement, dated as of April 6, 2004, among Solectron, Goldman Sachs Credit Partners L.P., JPMorgan Chase Bank, The Bank of Novia Scotia, Bank of America, N.A. and certain other lenders

31.1		Certification of Chief Executive Officer Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2		Certification of Chief Financial Officer Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1		Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002

32.2		Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

	*	Incorporated by reference from Exhibit 3.1 filed with Solectron’s Form 10-Q for the quarter ended February 28, 2001, Exhibit 3.1 filed with Solectron’s Form 10-Q for the quarter ended February 25, 2000, and Exhibit 3.1 filed with Solectron’s Form 10-Q for the quarter ended February 26, 1999.

	**	Incorporated by reference from Exhibit 3.2 filed with Solectron’s Form 10-Q for the quarter ended November 30, 2003.

	***	Incorporated by reference from Exhibit 3.3 filed with Solectron’s Annual Report on Form 10-K for the fiscal year ended August 31, 2001.

(b) Reports on Form 8-K

On May 7, 2004, Solectron filed a report on Form 8-K with the SEC which incorporated, pursuant to Item 5, an Underwriting Agreement with Goldman, Sachs & Co. and certain other exhibits relating to the offering and sale by Solectron of up to 17,109,948 shares of common stock under its Registration Statement on Form S-3 (Registration No. 333-64454-01).

On May 25, 2004, Solectron filed a report on Form 8-K with the SEC which incorporated, pursuant to Item 5, (i) a Prospectus Supplement, dated May 6, 2004, to and with the Prospectus dated August 29, 2001, included as part of Solectron’s Registration Statement on Form S-3 (Registration No. 333-64454-01), relating to the offering of 17,109,948 shares of the Solectron’s common stock (ii) a press release issued by Solectron regarding final results of the early settlement offer, dated May 12, 2004, relating to its offer to exchange up to a maximum of 41,800,000 of its outstanding 7.25% Adjustable Conversion-Rate Equity Security Units, issued in December 2001, for shares of Solectron common stock and cash, and (iii) a press release issued by Solectron regarding Solectron’s repurchase of approximately $950 million of its zero-coupon senior convertible notes due in November 2020, dated May 21, 2004.

On June 17, 2004, Solectron filed a report on Form 8-K with the SEC in which it furnished, pursuant to Item 12, a press release announcing Solectron’s results of operations for its fiscal quarter ended May 31, 2004.

SOLECTRON CORPORATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOLECTRON CORPORATION
(Registrant)

Date: July 2, 2004
By /s/ Kiran Patel

Kiran Patel Executive Vice President, Chief Financial Officer (Principal Financial Officer)

By /s/ Warren Ligan

Warren Ligan Senior Vice President, Corporate Controller (Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.		Exhibit Description
3.1*		Certificate of Incorporation of Solectron, as amended

3.2 **		Amended and Restated Bylaws of Solectron

3.3***		Certificate of Designation Rights, Preferences and Privileges of Series A Participating Preferred Stock of Solectron

10.1		Eighth Amendment and Waiver to Credit Agreement, dated as of April 6, 2004, among Solectron, Goldman Sachs Credit Partners L.P., JPMorgan Chase Bank, The Bank of Novia Scotia, Bank of America, N.A. and certain other lenders

31.1		Certification of Chief Executive Officer Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2		Certification of Chief Financial Officer Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1		Certification of Chief Executive Officer Pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2		Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

	*	Incorporated by reference from Exhibit 3.1 filed with Solectron’s Form 10-Q for the quarter ended February 28, 2001, Exhibit 3.1 filed with Solectron’s Form 10-Q for the quarter ended February 25, 2000, and Exhibit 3.1 filed with Solectron’s Form 10-Q for the quarter ended February 26, 1999.

	**	Incorporated by reference from Exhibit 3.2 filed with Solectron’s Form 10-Q for the quarter ended November 30, 2003.

	***	Incorporated by reference from Exhibit 3.3 filed with Solectron’s Annual Report on Form 10-K for fiscal year ended August 31, 2001.