Form 10-K
period 2004-08-27
SOLECTRON CORP
filed 2004-11-05
CIK 835541

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 27, 2004

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

0.5% Convertible Senior Notes due 2034

7.25% Adjustable Conversion — Rate Equity Security Units
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

         The aggregate market value of the Registrant’s Common Stock held by non-affiliates on October 31, 2004 was approximately $2,957.3 million (based upon the last reported price of the Common Stock on the New York Stock Exchange on such date). Shares of Common Stock held by each officer, director, and holder of 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

         As of October 31, 2004, there were approximately 963.9 million shares of the Registrant’s common stock outstanding including approximately 25.7 million shares of Solectron Global Services Canada, Inc., which are exchangeable on a one-to-one basis for the Registrant’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE

         The Registrant’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on January 13, 2005, which Solectron will file with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this report, is incorporated by reference in Part III of this Form 10-K to the extent stated herein.

SOLECTRON CORPORATION

2004 FORM 10-K ANNUAL REPORT

      Solectron and the Solectron logo are registered trademarks of Solectron Corporation. All other names are trademarks and/or registered trademarks of their respective owners.

PART I

Item 1.	Business

      The information contained in this business overview is qualified in its entirety by, and is subject to, the detailed information, consolidated financial statements and notes thereto contained within this document under the Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and Supplementary Data sections.

Overview

      We provide electronics supply chain services to original equipment manufacturers (OEMs) around the world. These companies contract with us to build their products or to obtain services related to product design, manufacturing and post-manufacturing requirements. We primarily design, build and service products that carry the brand names of our customers.

      We serve several electronics products and technology markets. Much of our business is related to the following products:

•	Computing and storage equipment, including servers, storage systems, workstations, notebooks, and peripherals;

•	Networking equipment such as routers and switches that move traffic across the Internet;

•	Communications equipment, including wireless and wireline infrastructure products;

•	Consumer products such as cellular phones, set-top boxes and personal/handheld communications devices;

•	Automotive electronics systems, including audio and navigation systems, system control modules, and body electronics;

•	Industrial products, including semiconductor manufacturing and test equipment, wafer fabrication equipment controls, process automation equipment and home appliance electronics controls;

•	Medical products such as X-ray equipment, ultrasound fetal monitors, MRI scanners, blood analyzers, ECG patient monitors, surgical robotic systems, HPLCs, spectrometers and laser surgery equipment; and

•	Other electronics equipment and products.

      Our customers include many of the world’s leading technology companies, such as Cisco Systems, Ericsson, Hewlett-Packard, IBM, Lucent Technologies, Motorola, NEC, Nortel Networks and Sun Microsystems.

      We have a comprehensive range of services designed to meet customer supply chain needs throughout the product life cycle. Our services include:

•	Collaborative design

•	Design for Six Sigma and manufacturability

•	Design for cost-reduction

•	Product launch

•	Product life extension

•	Sustaining engineering

•	Printed circuit board assembly (PCBA) and subsystem manufacturing

•	Systems assembly and test

•	Product fulfillment

•	Repair

•	Product logistics

•	End-of-life product support

      We bring these services together to provide integrated supply chain solutions for our customers. By utilizing our services, customers gain cost, time and quality advantages that help improve their competitiveness and enable them to focus on their core competencies of sales, marketing, and research and development. More specifically, we provide the following benefits to OEMs:

Faster Time-to-Market: Due to intense competitive pressures in the electronics industry, shorter product life cycles require OEMs to reduce the time needed to bring a product to market. OEMs can reduce time-to-market by using our services, expertise and infrastructure. For example, OEMs can partner with us during the early stages of product design to expedite the transition into high volume production in our manufacturing centers.

Lower Costs: Our OEM customers realize lower costs as a result of several factors: our ability to perform services in the most value-adding, cost-effective locations around the world; our ability to pool purchasing across our customer base; our ability to produce multiple products within a given facility; and our flexibility to adapt our operations to changing customer demand.

Better Asset Utilization: OEM supply chains, managed by Solectron, enable OEMs to lower their investment in property, plant and equipment, as well as systems and infrastructure. This lower investment can lead to better asset utilization and higher return on assets for our OEM customers.

Focused Resource Allocation: As a result of market demands, many OEMs focus their resources on activities where they add the greatest value. By offering comprehensive electronics supply chain services, we allow OEMs to focus on their own core competencies, such as next-generation product development, marketing and sales.

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

Cost-Effective Global Capabilities: We have facilities in Asia, the Americas and Europe. Through our global presence, we perform electronics supply chain services in locations to best address our customers’ objectives, including cost containment; compliance with local content regulations; proximity to end-markets and end-consumers; and the elimination or reduction of expensive freight costs, tariffs and time-consuming customs clearances.

      We have benefited from increased worldwide market acceptance of, and reliance upon, the outsourcing of electronics manufacturing and supply chain services by electronics OEMs. Many OEMs in the electronics and other industries outsource electronics manufacturing and related supply chain services as part of their business strategies.

Strategy

      Our strategy is to unlock value and competitive advantage for customers by providing integrated supply chain solutions that leverage Solectron’s differentiated capabilities in collaborative design, lean manufacturing, and post-manufacturing services. To support this strategy we adhere to five major themes:

Concentrate on Core and Emerging Markets

      We are focused on extending our leadership and capabilities in our core markets, which include the communications, networking, and computing and storage industries. The products we manufacture — and the customers we serve — in these markets represent a substantial portion of our revenues and reflect our strong expertise in these areas. In addition, we participate in several growth markets including the consumer, industrial, automotive, and medical industries — where we can leverage our core strengths and believe we can earn attractive returns.

Uncompromising Quality

      Quality is central to our culture. We strive to use and continuously improve consistent processes, and we use several quality improvement and measurement techniques to monitor our performance. We have received many service and quality awards from internationally recognized quality organizations and customers. We have received several awards recently, including recognition from Cisco Systems, Sun Microsystems and Delphi. In addition, substantially all of our manufacturing facilities are certified under ISO international quality standards for design, manufacturing and distribution management systems.

Efficiency and Cost Competitiveness

      We believe that a fundamental requirement for sustained growth and profitability in the Electronics Manufacturing Services (EMS) industry is to be an efficient and cost-competitive manufacturer. To this end, we are focused on driving efficiency throughout our organization, and have undertaken several initiatives to reduce costs and increase our competitiveness. This includes an initiative to implement Lean manufacturing and Six Sigma quality methods in our operations and throughout the company. We believe implementing these methods will drive increased efficiencies and eliminate activities that do not add value, resulting in a significant competitive advantage.

Align Services to Improve Customer Supply Chains

      We believe that, as technologies become more complex and as product life cycles continue to shorten, OEMs will outsource more of their electronics supply chain needs. As they do this, they will look to a partner that can provide these services on a seamless basis. As a result, we are aligning our services to improve OEM supply chains and deliver lower costs, higher quality, improved flexibility and faster time-to-market. We believe this will position us to be a primary provider to OEMs by delivering integrated supply chains that add value to their businesses.

Advanced Technology Processes

      We offer customers access to advanced technology processes, including design, New Product Introduction (NPI) and repair expertise. Our involvement with customers’ products during the early design stages can help reduce cost and product time-to-market, improve manufacturability and quality, and enable a fast ramp to volume manufacturing. We use our design capabilities to partner with our customers, not compete with them. We have developed common tools for industrial, electrical, mechanical and manufacturing applications designed to shorten the design cycle and maintain cost effectiveness. Our repair expertise also spans a wide range of products and advanced technologies, from the system to the component level.

Global Footprint

      Our footprint — or facilities location — strategy is to locate specific services and capabilities where we believe they can generate the greatest value at the lowest total cost. These decisions are made based on low-cost manufacturing options, proximity to our customers and prospective customers, proximity to end markets and end users, and the location of specific resources needed to deliver value.

      The majority of our manufacturing capabilities are located in low-cost locations, such as Mexico, Hungary, Romania, China, Malaysia, and other parts of Asia. This reflects our belief that OEM customers will be driven by the cost advantages associated with these locations.

      We locate our other services based on how best to add value and to gain access to pools of people with the skills and experience we need to create solutions and deliver world-class services. For example, we have regional design centers in the Americas, Europe and Asia. This enables us to draw from a highly skilled labor pool, and it gives us close proximity and immediate access to interact with customers’ at critical phases of the new product life cycle.

      For our post-manufacturing services, we operate repair and warranty centers based on proximity to transportation infrastructure and proximity to end users.

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

Americas Region

      Our U.S. facilities are increasingly focused on higher value activities, such as a variety of design services; NPI; system integration and test; product fulfillment; repair and logistics; as well as the manufacturing of primarily lower-volume, highly complex products. Our facilities in Latin America support the North and Latin American markets, particularly for higher volume products. Mexico’s proximity to North America is useful for production where low-cost and time-to-market, and/or geographical diversity are particular concerns for OEMs. We operate facilities that provide design, manufacturing, and post-manufacturing services in the U.S., Canada, Mexico, Puerto Rico and Brazil.

      We have reduced our overall manufacturing presence in North America as a result of our restructuring activities and our strategic shift of manufacturing capacity toward lower-cost regions.

Asia Region

      The Asia region is focused on providing both higher-volume, lower complexity as well as lower-volume, higher complexity manufacturing to many geographic markets around the world. In addition to manufacturing, our facilities in Asia provide design services; NPI; system integration and test; product fulfillment; repair and logistics.

      As a result of our restructuring, Asia has increased as a percentage of our global capacity.

Europe Region

      Our locations in western Europe are focused on providing higher-value services, such as design; NPI; high-complexity, low-volume manufacturing, system integration and test; product fulfillment; logistics and repair. Our eastern European locations provide lower-cost, higher-volume electronics manufacturing services for the western European markets. Driven by our strategy, we have repositioned our manufacturing capabilities within Europe.

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

      See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” for customer sales information.

Backlog

      Backlog consists of contracts or purchase orders with delivery dates scheduled within the next 12 months. At August 31, 2004, our backlog was approximately $2.8 billion, compared with backlog of approximately $1.7 billion at August 31, 2003. Because customers may cancel or reschedule deliveries, often with little or no financial penalty, backlog is not a meaningful indicator of future consolidated financial results.

Competition

      The EMS industry comprises many companies, several of which have substantial market share. We also face competition from current and prospective customers that evaluate our capabilities against the merits of manufacturing products internally. We compete with different companies depending on the type of service or geographic area. We believe the primary basis of competition in our targeted markets is proven execution, reliability, superior manufacturing technology, price, flexibility, continuity of supply, quality, responsiveness, innovative and value-adding services and ability to serve global customers.

Associates

      As of August 31, 2004, we employed approximately 57,000 associates worldwide, which includes approximately 15,000 temporary associates.

Patents and Trademarks

      We hold certain United States and foreign patents and patent licenses relating to certain of the processes and equipment used in our manufacturing technology, as well as certain of the products which we have designed and manufactured. In addition, we have registered trademarks (service marks) in the United States and various other countries throughout the world.

      Although we do not believe that our trademarks, manufacturing processes, patents or license rights to which we have access infringe on the intellectual property rights of others, we cannot ensure that third parties will not assert infringement claims against us in the future. If such an assertion were to be made, it may become necessary or useful for us to enter into licensing arrangements or to resolve such an issue through litigation. However, we cannot ensure that such license rights would be available to us on commercially acceptable terms or that any such litigation would be resolved favorably. Any litigation could be lengthy and costly and, regardless of its outcome, could materially harm our consolidated financial condition.

Environmental Matters

      We are required to comply with local, state, federal and international environmental laws and regulations relating to the treatment, storage, use, discharge, emission and disposal of hazardous materials used in our manufacturing and service processes. We are also required to comply with laws and regulations relating to occupational safety and health, product disposal and product content and labeling. In general, we are not directly responsible for compliance with laws like Waste Electrical and Electronic Equipment (WEEE) and Restriction of Hazardous Substances (RoHS). These WEEE and RoHS laws generally apply to our OEM customers; Solectron may, however, provide compliance-related services to our customers upon request. Failing to have the capability of delivering products which comply with these present and future environmental laws and regulations could restrict our ability to expand facilities, or could require us to acquire costly equipment or to incur other significant expenses to comply with environmental regulations, and could impair our relations with customers. Moreover, to the extent we are found non-compliant with any environmental laws and regulations applicable to our activities, we may incur substantial fines and penalties. We are committed to maintaining compliance in all of our facilities and to continuously improving our environmental practices.

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

      We have been, and in the future may be, held liable for remediation of sites where our hazardous materials (or those of companies we have acquired) have been disposed of. To date, these liabilities have not been substantial or material to our business, consolidated financial condition and results of operations. We believe, based on our current knowledge, that the cost of any groundwater or soil clean-up that may be required at any of our facilities would not materially harm our business, consolidated financial condition and results of operations. However, it is costly to remediate contamination, and there can be no assurance that any future remediation costs would not harm our business, consolidated financial condition and results of operations.

Additional Information

      Our Internet address is http://www.solectron.com. We make available on our Internet website, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange

Commission. Information accessible through our website does not constitute a part of, and is not incorporated into, this annual report on Form 10-K or into any of our other filings with the Securities and Exchange Commission.

      Solectron was first incorporated in California in August 1977 and was reincorporated in Delaware in February 1997. Our principal executive offices are at 847 Gibraltar Drive, Milpitas, California, 95035. Our telephone number is (408) 957-8500.

Item 2.	Properties

      The table below lists our major facilities leased or owned as of August 31, 2004:

Location	Square Footage	Leased/Owned	Primarily Used

Continuing Operations
Americas Region
Jaguariuna, Brazil	233,000	Owned	PCBA & Systems Integration
Hortolandia, Brazil	49,000	Leased	PCBA & Systems Integration
Guadalajara, Mexico	689,000	Owned	PCBA & Systems Integration
Chihuahua, Mexico	107,000	Leased	Systems Repair & Refurbish
Aguadilla, Puerto Rico	164,000	Leased	PCBA & Systems Integration
Dollard des Ormeaux, Quebec	165,000	Leased	PCBA & Systems Integration
Sherbrooke, Quebec	36,000	Leased	PCBA & Systems Integration
Sherbrooke, Quebec	125,000	Owned	PCBA & Systems Integration
St. Laurent, Quebec	112,000	Leased	Warehouse
Kanata, Ontario	114,000	Owned	Systems Integration
Newmarket, Ontario	185,000	Leased	Repair & Refurbish
Ottawa, Ontario	48,000	Leased	Systems Engineering
Scarborough, Ontario	69,000	Leased	Systems Integration
Winnipeg, Manitoba	94,000	Owned	Metal Fab
Lincoln, California	356,000	Leased	Repair & Refurbish
Milpitas, California	253,000	Leased	Repair & Refurbish
Milpitas & Fremont, California	445,000	Leased	PCBA & Systems Integration
Milpitas & San Jose, California	262,000	Leased	HQ Office
Milpitas, California	108,000	Leased	Warehouse for PCBA & SI
West Palm Beach, Florida	100,000	Leased	PCBA & Systems Integration
Louisville, Kentucky	240,000	Leased	Repair & Refurbish
Baltimore, Maryland	6,000	Leased	Wireless Office
Friberg, Massachusetts	5,000	Leased	Corp. Office
Southfield, Michigan	15,000	Leased	Systems Integration
Somerset, New Jersey	2,000	Leased	Wireless Office
Charlotte, North Carolina	456,000	Owned	PCBA & Systems Integration
Creedmoor, North Carolina	290,000	Owned	Systems Integration
Durham, North Carolina	183,000	Leased	Warehouse for PCBA & SI
Morrisville, North Carolina	323,000	Leased	Repair & Refurbish
Hillsboro, Oregon	70,000	Owned	Metal Fab
West Columbia, South Carolina	313,000	Owned	PCBA & Systems Integration
Memphis, Tennessee	275,000	Leased	Repair & Refurbish
Austin, Texas	279,000	Leased	Repair & Refurbish
Austin, Texas	468,000	Leased	PCBA & Systems Integration

Americas Region Total	6,639,000
European Region
Turnhout, Belgium	103,000	Leased	Repair & Refurbish
Cwmcarn, Wales	100,000	Owned	Repair & Refurbish

Location	Square Footage	Leased/Owned	Primarily Used

South Ockendon, UK	27,000	Owned	Microcircuits
South Ockendon, UK	38,000	Leased	Microcircuits
Bordeaux, France	191,000	Leased	PCBA & Systems Integration
Bordeaux, France	141,000	Leased	Repair & Refurbish
Herrenberg, Germany	110,000	Owned	PCBA & Systems Integration
Budapest, Hungary	300,000	Owned	PCBA & Systems Integration
Dieman, Amsterdam	16,000	Leased	Finance Office
Rosmalen, Netherlands	164,000	Leased	Repair & Refurbish
Rosmalen, Netherlands	31,000	Leased	Warehouse for R&R
Rotterdam, Netherlands	1,000	Leased	Office
Timisoara, Romania	460,000	Owned	PCBA & Systems Integration
Dunfermline, Scotland	144,000	Owned	PCBA & Systems Integration
Ostersund, Sweden	280,000	Owned	PCBA & Systems Integration
Istanbul, Turkey	47,000	Leased	PCBA & Systems Integration

European Region Total	2,153,000
Asia Region
Sydney, Australia	133,000	Leased	Repair & Refurbish
Beijing, China	14,000	Leased	Repair & Refurbish
Hong Kong, China	5,000	Leased	Repair & Refurbish
Huizhou City, China	62,000	Leased	PCBA & Systems Integration
Shanghai, China	33,000	Leased	Repair & Refurbish
Shanghai, China	105,000	Leased	PCBA & Systems Integration
Shanghai, China	171,000	Leased	Metal Fab
Shenzhen, China	230,000	Owned	PCBA & Systems Integration
Suzhou, China	619,000	Owned	PCBA & Systems Integration
Suzhou, China	17,000	Leased	Repair & Refurbish
Bangalore, India	32,000	Leased	Memory Manufacturing & Engineering
Batam, Indonesia	137,000	Leased	PCBA & Systems Integration
Ibaraki-Ken, Japan	137,000	Leased	PCBA & Systems Integration
Koriyama, Japan	67,000	Owned	Repair & Refurbish
Miyagi-Ken, Japan	379,000	Leased	Repair & Refurbish
Johor, Malaysia	125,000	Owned	PCBA & Systems Integration
Penang, Malaysia	1,032,000	Owned	PCBA & Systems Integration
Penang, Malaysia	30,000	Leased	PCBA & Systems Integration
Singapore	130,000	Leased	PCBA & Systems Integration
Singapore	48,000	Leased	Repair & Refurbish
Singapore	239,000	Owned	Metal Fab, PCBA & Systems Integration
Taipei, Taiwan	3,000	Leased	Office

Asia Region Total	3,748,000
Total Continuing Operations Facilities in Use	12,540,000

Total Restructured and Discontinued Operations Facilities *	3,474,000

*	These facilities are excluded from the list above.

Item 3.	Legal Proceedings

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

      On March 6, 2003, a putative shareholder class action lawsuit was filed against Solectron and certain of its officers in the United States District Court for the Northern District of California alleging claims under Section 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 10b-5 promulgated thereunder. The case is entitled Abrams v. Solectron Corporation et al., Case No. C-03-0986 CRB. The complaint alleged that the defendants issued false and misleading statements in certain press releases and SEC filings issued between September 17, 2001 and September 26, 2002. In particular, plaintiff alleged that the defendants failed to disclose and to properly account for excess and obsolete inventory in the former Technology Solutions business unit during the relevant time period. Additional complaints making similar allegations were subsequently filed in the same court, and pursuant to an order entered June 2, 2003, the Court appointed lead counsel and plaintiffs to represent the putative class in a single consolidated action. The Consolidated Amended Complaint, filed September 8, 2003, alleges an expanded class period of June 18, 2001 through September 26, 2002, and purports to add a claim for violation of Section 11 of the Securities Act of 1933, as amended (the “Securities Act”), on behalf of a putative class of former shareholders of C-MAC Industries, Inc., who acquired Solectron stock pursuant to the October 19, 2001 Registration Statement filed in connection with Solectron’s acquisition of C-MAC Industries, Inc. In addition, while the initial complaints focused on alleged inventory issues at the former Technology Solutions business unit, the Consolidated Amended Complaint adds allegations of inadequate disclosure and failure to properly account for excess and obsolete inventory at Solectron’s other business units. The complaint seeks an unspecified amount of damages on behalf of the putative class. Solectron believes the complaint to be without merit, and that it has valid defenses to the plaintiffs’ claims. There can be no assurance, however, that the outcome of the lawsuit will be favorable to Solectron or will not have a material adverse effect on Solectron’s business, consolidated financial condition and results of operations. In addition, Solectron may be forced to incur substantial litigation expenses in defending this litigation.

      On November 2, 2004, Solectron reached an agreement in principle with the plaintiffs in the previously reported shareholder derivative lawsuit entitled Lifshitz v. Cannon et al., Case No. CV815693, filed in the Santa Clara County, California Superior Court, to settle that litigation on terms not considered to be material to Solectron. The settlement terms are subject to court approval, and the parties anticipate filing a joint request for court approval of the settlement terms within the next 30 days.

Item 4.	Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

Executive Officers of Solectron

      Our executive officers and their ages as of August 31, 2004 are as follows:

Name	Age	Position

Michael R. Cannon	51	President and Chief Executive Officer
Perry Hayes	51	Treasurer and Vice President of Investor Relations
Warren J. Ligan	51	Senior Vice President and Chief Accounting Officer
Craig London	58	Executive Vice President, Strategy, Marketing and Services
Kevin O’Connor	46	Executive Vice President, Human Resources
Marc Onetto	54	Executive Vice President, Operations
Kiran Patel	56	Executive Vice President and Chief Financial Officer
David Purvis	52	Executive Vice President, Design and Engineering

      Mr. Cannon joined Solectron in January 2003 as president and CEO and as a director on the company’s board of directors and has more than 25 years of manufacturing and technology experience. Prior to joining Solectron, Mr. Cannon was president, CEO and a director of Maxtor Corporation, a leading global provider of hard-disk drives and storage systems. Previously, Mr. Cannon was with IBM’s Storage Systems Division, where he held several senior leadership positions, including vice president of the Personal Storage Systems Division, vice president of product design and vice president of worldwide manufacturing. Prior to IBM, Mr. Cannon worked at several companies in the disk-drive industry, including Control Data Corporation’s Imprimis Technology spin-off. Mr. Cannon began his career at The Boeing Company, where he held engineering and management positions in the Manufacturing Research and Development Group. Mr. Cannon studied mechanical engineering at Michigan State University and completed the Advanced Management Program at Harvard Business School.

      Mr. Hayes joined Solectron in 1999 with extensive financial and management experience in the technology and banking industries. As treasurer and vice president of investor relations, Mr. Hayes is responsible for financing and capital market activities, as well as corporate liquidity and risk management. He also manages Solectron’s interaction with investors, institutional shareholders, financial analysts and credit rating agencies. Prior to Solectron, Mr. Hayes held senior treasury positions with Dell Computer and AirTouch Communications, Inc. He also has more than 10 years of international finance and banking experience as a vice president with Bank of America, working out of the company’s San Francisco, London and New York locations. Mr. Hayes holds a master’s degree in international business from the University of South Carolina.

      Mr. Ligan joined Solectron in 2000 with more than 20 years of extensive financial and management experience. As senior vice president and chief accounting officer, Mr. Ligan is responsible for corporate accounting; tax; external reporting; financial planning and analysis; and the company’s financial shared services. Prior to this role, Mr. Ligan served as vice president, global taxation, managing Solectron’s global tax position. Mr. Ligan came to Solectron from Chiquita Brands International, where as senior vice president and chief financial officer he oversaw all corporate financial functions, as well as purchasing and IT. Prior to becoming the company’s chief financial officer, Mr. Ligan served as vice president of taxation. Before Chiquita, Mr. Ligan has held a variety of financial and tax management positions with the Monsanto Company and its subsidiary G. D. Searle & Co., The Upjohn Company, Coopers & Lybrand, and Football News Co. He began his career in the corporate accounting department of Chrysler Corporation. Mr. Ligan holds a bachelor’s degree in business administration from the Walsh College of Accountancy & Business Administration, and a law degree from the Detroit College of Law. He also holds a master of law degree in taxation from DePaul University.

      Mr. London joined Solectron in 2002 with nearly 30 years of sales, marketing and engineering management experience in the electronics industry. As executive vice president, strategy, marketing and services, Mr. London is responsible for strategic planning and market development, as well as integrating and building the company’s design capabilities worldwide. Previously, Mr. London was executive vice president and president of Solectron’s Technology Solutions business unit. Mr. London came to Solectron from Safeguard Scientifics, Inc., a diversified information technology company that identifies, develops and operates emerging technologies, where he served as an executive officer and managing director, technology products. Previously, he was president and chief executive officer of Diva Communications, Inc., a wireless communications equipment manufacturer. Mr. London also held various executive management positions including sales, service and operations in the United States and Asia during eight years with Nortel Networks. His experience also includes various management positions at Rockwell International Telecommunications, Electronic Systems Associates, Pacific Telephone and AT&T. Mr. London holds a master’s degree in business administration from Pepperdine University and a bachelor’s degree in physics from the University of California, Berkeley.

      Mr. O’Connor has more than 20 years of experience in human resources. As executive vice president, human resources, he is responsible for Solectron’s corporate human resources program and infrastructure to support the needs of the corporation. Before joining Solectron in October 2002, Mr. O’Connor served as senior vice president, global human resources for Axcelis Technologies. Prior to Axcelis, Mr. O’Connor served as vice president, global human resources for Iomega Corporation. Before Iomega, he held a variety of senior human resources roles for Dell Computer, Frito-Lay (a division of PepsiCo) and Sperry Flight Systems. Mr. O’Connor holds a degree in management with an emphasis in industrial relations from Arizona State University.

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

      Mr. Purvis joined Solectron in 2003 and has more than 30 years of experience in engineering and technology management. As executive vice president, design and engineering, Mr. Purvis is responsible for Solectron’s product design, engineering and product launch support capabilities. Prior to Solectron, Mr. Purvis served as chief technology officer with John Deere, where he led the engineering, information technology and corporate quality functions for the $15 billion agricultural and forestry equipment manufacturer. Previously, Mr. Purvis spent more than 16 years with Allied Signal/ Honeywell in a variety of senior design and engineering roles in the aerospace and automotive industries, including vice president of engineering for Honeywell’s aerospace electronics systems business. Mr. Purvis also has experience with electronics in the industrial, medical and analytical industries through several management and technology related positions with Monsanto, Fermi National Accelerator Laboratory, Packard Instruments and Allstate Insurance Company. Mr. Purvis holds a bachelor of science degree in applied mathematics from the University of Illinois.

      There is no family relationship among any of the executive officers.

PART II

Item 5.	Market for the Registrant’s Common Equity and Related Stockholder Matters

Common Stock Information

      The following table sets forth the quarterly high and low per share sales prices of our common stock for the fiscal periods, as quoted on the New York Stock Exchange under the symbol “SLR.”

	High	Low

Fiscal 2004
Fourth quarter	$6.49	$4.59
Third quarter	6.55	4.39
Second quarter	8.20	5.40
First quarter	6.89	5.11
Fiscal 2003
Fourth quarter	$6.05	$3.20
Third quarter	4.10	2.84
Second quarter	5.14	2.80
First quarter	4.86	1.39

      We have not paid any cash dividends since inception and do not intend to pay any cash dividends in the foreseeable future. Additionally, the covenants to our financing agreements prohibit the payment of cash dividends. As of October 31, 2004, there were 8,130 stockholders of record based on data obtained from our transfer agent.

Item 6.	Selected Financial Data

      The following selected historical financial information of Solectron has been derived from the historical consolidated financial statements and should be read in conjunction with the consolidated financial statements and the notes included therein. For further discussion of factors that could affect comparability of these consolidated financial statements, see the notes following the information.

Five-Year Selected Financial Highlights

	Years Ended August 31

	2004	2003	2002	2001	2000

	(In millions, except per-share data)
Consolidated Statements of Operations Data:
Net Sales	$11,638.3	$9,828.3	$10,738.7	$17,436.9	$13,007.5
Operating (loss) income	(37.4)	(2,359.8)	(3,446.9)	(126.2)	655.1
(Loss) income from continuing operations	(251.8)	(3,019.8)	(3,070.8)	(90.1)	456.7
Cumulative effect of change in accounting principle	—	—	—	—	(3.5)
Income (loss) from discontinued operations, net of tax	82.9	(442.2)	(39.4)	(33.4)	44.0

Net (loss) income	$(168.9)	$(3,462.0)	$(3,110.2)	$(123.5)	$497.2
Basic net income (loss) per share:
Continuing operations	$(0.29)	$(3.65)	$(3.93)	$(0.14)	$0.76
Cumulative effect of change in accounting principle	—	—	—	—	—
Discontinued operations	0.10	(0.53)	(0.05)	(0.05)	0.07

	$(0.19)	$(4.18)	$(3.98)	$(0.19)	$0.83

Diluted net income (loss) per share:
Continuing operations	$(0.29)	$(3.65)	$(3.93)	$(0.14)	$0.73
Cumulative effect of change in accounting principle	—	—	—	—	—
Discontinued operations	0.10	(0.53)	(0.05)	(0.05)	0.07

	$(0.19)	$(4.18)	$(3.98)	$(0.19)	$0.80

	August 31

	2004	2003	2002	2001	2000

Consolidated Balance Sheet Data*
Working capital	$2,507.3	$1,718.9	$3,654.8	$6,014.8	$5,411.4
Total assets	5,817.0	6,529.5	11,014.0	13,079.9	10,375.6
Long-term debt	1,221.4	1,824.4	3,183.9	5,027.5	3,319.5
Stockholders’ equity	2,378.8	1,422.0	4,772.7	5,150.7	3,802.1

*	Continuing and discontinued operations

      Beginning in fiscal 2003, Solectron classified certain expense items differently than in prior periods. Solectron has revised previously reported consolidated financial information to conform the expense classifications to the current presentation. None of these reclassifications had any impact on net loss or net loss per share for the periods presented. These reclassifications were:

1. In fiscal 2003, Solectron began reporting other income and expense items as a separate line item rather than including such items in selling, general and administrative expenses. Accordingly, Solectron reclassified other income of $29.1 million from selling, general and administrative expenses to other income — net and

$75.7 million of gains on retirement of debt from a separate non-operating line item to other income — net in fiscal 2002. In fiscal 2001, Solectron also reclassified other income of $60.0 million from selling, general and administrative expenses to other (expense) income — net.

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

      We intend that our forward-looking statements be subject to the safe harbors created by the Exchange Act. The forward-looking statements are generally accompanied by words such as “intend,” “anticipate,” “believe,” “estimate,” “expect” and other similar words and statements. Our forward-looking statements are based on current expectations, forecasts and assumptions and are subject to risks, uncertainties and changes in condition, significance, value and effect, including those discussed under the heading “Risk Factors” in this report and in our reports filed with the Securities and Exchange Commission on Forms 10-K,10-Q, 8-K and S-3. Such risks, uncertainties and changes in condition, significance, value and effect could cause our actual results to differ materially from our anticipated outcomes. Although we believe that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate. Therefore, we can give no assurance that the results implied by these forward-looking statements will be realized. The inclusion of forward-looking information should not be regarded as a representation by our company or any other person that the future events, plans or expectations contemplated by Solectron will be achieved. Furthermore, past performance in operations and share price is not necessarily indicative of future performance. We disclaim any intention or obligation to update or revise any forward-looking statements contained in the documents incorporated by reference herein, whether as a result of new information, future events or otherwise.

Overview

      We provide a range of worldwide manufacturing and integrated supply chain services to electronics companies. Our revenue is generated from sales of our services primarily to customers in the Computing & Storage, Networking, Communications, Consumer, Industrial, and Automotive markets.

      Sales to a relatively small number of customers historically have made up a significant portion of our net sales and we expect that trend to continue in the future. Sales to our ten largest customers accounted for 59.8%, 60.6%, and 68.1% for fiscal 2004, 2003, and 2002, respectively. Currently, our largest customer, Cisco Systems, accounted for 10% or more of our net sales for fiscal 2004, 2003 and 2002.

      The EMS industry experienced rapid change and growth over the past decade as an increasing number of OEMs outsourced an increasing portion of their manufacturing requirements. In 2001, the industry’s revenue declined as a result of significant reduction in end-market demand, which was consistent with the overall global economic downturn. Beginning in the second quarter of fiscal 2001, we initiated the restructuring of our operations in light of the global economic downturn. The measures, which included reducing the workforce, consolidating facilities and changing the strategic focus of a number of sites, were intended to align our capacity and infrastructure to anticipated customer demand, transition our operations to lower cost regions and rationalize our footprint worldwide. Additionally, we decided to divest selected business operations that are not central to our strategy. These business operations have been accounted for as discontinued operations. Our revenues from continuing operations have increased over the last year as customer production requirements have risen during the economic recovery, and we are winning business with new and existing customers.

Summary of Results

      The following table sets forth, for the three year periods indicated, certain key operating results and other financial information (in millions):

	Years Ended August 31

	2004	2003	2002

Net sales	$11,638.3	$9,828.3	$10,738.7
Gross profit	580.3	442.0	504.9
Selling, general and administrative expense	440.9	566.1	658.2
Income (loss) on discontinued operations	82.9	(442.2)	(39.4)

      Net sales for fiscal 2004 increased 18.4% to $11.6 billion compared to $9.8 billion for the fiscal 2003. Our sales levels during fiscal year 2004 were stronger across all our primary markets. The increase in net sales represents stronger demand from existing programs, as well as growth from new and existing customers. Net sales for fiscal 2003 decreased 8.5% to $9.8 billion compared to $10.7 billion for fiscal 2002. The decrease in net sales was primarily the result of weakness in end markets for networking, communications and computing and storage (particularly PC/notebooks). The weaknesses in these areas were partially offset by strength in our high-end computing and storage, consumer, industrial and automotive markets.

      Gross profit improved to 5.0% for fiscal 2004 compared to 4.5% and 4.7% for fiscal 2003 and 2002, respectively. The improvement in gross profit is primarily the result of the execution of our Lean Six Sigma manufacturing initiative (“Lean Initiative”), increased discipline in the implementation of our quote process, and improved capacity utilization. The Lean Initiative has begun to give us improved flexibility, quality, and operational effectiveness and efficiency. The Lean Initiative encompasses identifying value added activities, conducting these activities without interruption whenever a customer requests them, and performing them more effectively. In general, the Lean Initiative in our manufacturing environment attempts to provide customers with what they require using more efficient human effort, equipment, time and space. The increased discipline in the implementation of our quote process has involved centralizing the process, standardizing the cost models used to evaluate programs, raising decision making authority to more senior levels within the company, emphasizing the expected returns to Solectron in deciding what pricing to offer and accept, and implementing profitability-based sales force compensation.

      Selling, general and administrative (SG&A) expense (including research and development costs) continued to decline in fiscal 2004. SG&A expense was 3.8%, 5.8% and 6.1% as a percentage of net sales for fiscal 2004, 2003, and

2002, respectively. The reduction in SG&A expense as a percentage of net sales, is a result of our restructuring activities, divestures and other cost reduction initiatives.

      During fiscal 2004, we completed the sale of six of our seven discontinued operations: Dy 4 Systems, Inc., Kavlico Corporation, SMART Modular Technologies, Inc., Stream International Inc., our 63% interest in US Robotics Corporation, and Force Computers, Inc. In addition, we entered into an agreement to sell the last discontinued operation, our MicroTechnology business, in the fourth quarter of fiscal 2004. On October 18, 2004 we completed the divesture of our MicroTechnology business operations. Total gross proceeds from the sale of all discontinued operations were approximately $550 million.

      We have made significant progress in reducing our outstanding debt during the year ended August 31, 2004. In fiscal 2004, we completed the early settlement of approximately 94% of our outstanding 7.25% ACES debentures and the cash settlement of $950.0 million of our outstanding LYONs. These two actions decreased our outstanding debt by approximately $2.0 billion and increased equity by approximately $1.0 billion. The net effect of reducing debt and increasing equity improved our debt-to-capital ratio from 66% at the end of fiscal 2003 to 34% at the end of fiscal 2004. Our short-term debt is now $25.1 million and our remaining long-term debt of $1.2 billion has an average maturity of 5 years.

Key Performance Indicators

      Management regularly reviews the following financial performance indicators to assess the Company’s operating results. The following table sets forth, for the quarterly periods indicated, certain of management’s key financial performance indicators.

Three Months Ended

	August 31, 2004	May 31, 2004	February 28, 2004	November 30, 2003	August 31, 2003

Inventory turns	7.5 turns	7.5 turns	7.4 turns	7.4 turns	6.6 turns
Days sales outstanding (DSO)	47 days	47 days	49 days	50 days	53 days
Days payable outstanding (DPO)	47 days	46 days	48 days	48 days	46 days
Cash-to-cash cycle (C2C)	49 days	49 days	50 days	50 days	59 days
Capital expenditures (in millions)	$48.3	$32.8	$31.5	$37.0	$40.7

      Inventory turns is calculated as the ratio of cost of sales compared to the average inventory for the quarter. The improvement in inventory turns during fiscal 2004 was primarily the result of: (1) our disciplined and focused effort on material and production planning and, (2) continued implementation of the Lean Initiative in our manufacturing sites around the world. DSO is calculated as the ratio of average accounts receivable, net, for the quarter compared to daily net sales for the quarter. DSO has declined due to an increased focus on collection activity and ensuring compliance with the terms and conditions of our contracts. DPO is calculated as the ratio of average accounts payable during the quarter compared to daily cost of sales for the quarter. The C2C cycle is determined by taking the ratio of 360 days compared to inventory turns plus DSO minus DPO. The C2C cycle has declined primarily as a result of improvements in both inventory turns and DSO, partially offset by lower DPO. Capital expenditures are primarily related to equipment purchases supporting increased demand, new programs, and information technology projects.

Critical Accounting Policies

      Management is required to make judgments, assumptions and estimates that affect the amounts reported when we prepare consolidated financial statements and related disclosures in conformity with generally accepted accounting principles in the United States. Note 1, “Summary of Significant Accounting Policies,” to the consolidated financial statements describes the significant accounting policies and methods used in the preparation of our consolidated financial statements. Estimates are used for, but not limited to, our accounting for contingencies, allowance for doubtful accounts, inventory valuation, goodwill and intangible asset impairments, restructuring costs, and income taxes. Actual results could differ from these estimates. The following critical accounting policies are impacted significantly by judgments, assumptions and estimates used in the preparation of our consolidated financial statements.

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

Goodwill

      In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”, we review the carrying amount of goodwill for impairment on an annual basis during the fourth quarter (as of June 1). Additionally, we perform an impairment assessment of goodwill whenever events or changes in circumstances indicate that the carrying value of goodwill may not be recoverable. Significant changes in circumstances can be both internal to our strategic and financial direction, as well as changes to the competitive and economic landscape. With the change in operating segments as of Sept 1, 2003, we determined that there was a single reporting unit for the purpose of goodwill impairment tests under SFAS No. 142. For purposes of assessing the impairment of our goodwill, we estimate the value of the reporting unit using our market capitalization as the best evidence of fair value. This fair value is then compared to the carrying value of the reporting unit. If the fair value of the reporting unit is less than its carrying value, we then allocate the fair value of the unit to all the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit’s fair value was the purchase price to acquire the reporting unit. The excess of the fair value of the reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of the goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The process of evaluating the potential impairment of goodwill is subjective and requires judgment at many points during the test including future revenue forecasts, discount rates and various reporting unit allocations.

Intangible Assets

      Our intangible assets consist primarily of intellectual property agreements and other intangible assets obtained from asset acquisitions. Intangible assets are evaluated for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. Impairment is measured by comparing the intangible assets carrying amounts to the fair values as determined using discounted cash flow models. There is significant judgment involved in determining these cash flows.

Restructuring and Related Impairment Costs

      Over the past few years, we have recorded restructuring and impairment costs as we rationalized our operations in light of customer demand declines and the economic downturn. These restructuring and impairment charges include employee severance and benefit costs, costs related to leased facilities that have been abandoned and subleased, owned facilities no longer used by us which will be disposed of, costs related to leased equipment that has been abandoned or returned to the lessor, and impairment of owned equipment that will be disposed of. For owned facilities and equipment, the impairment loss recognized was based on the fair value less costs to sell, with fair value estimated based on existing market prices for similar assets. Severance and benefit costs and other costs associated with restructuring activities initiated prior to January 1, 2003 were recorded in compliance with EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity.” Severance and benefit costs associated with restructuring activities initiated on or after January 1, 2003 are recorded in accordance with SFAS No. 112, “Employer’s Accounting for Postemployment Benefits,” as we concluded that we had a substantive severance plan. In accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, the estimated lease loss accrued for leased facilities that have been abandoned and subleased after January 1, 2003 represents the fair value of the lease liability as measured by the present value of future lease payments subsequent to abandonment less the present value of any estimated sublease income. For those facilities abandoned and subleased as part of restructuring activities under EITF Issue No. 94-3, the estimated lease loss represents payments subsequent to abandonment less any estimated sublease income. In order to estimate future sublease income, we work with a real estate broker to estimate the length of time until we can sublease a facility and the amount of rent we can expect to receive. Our estimates of expected sublease income could change based on factors that affect our ability to sublease those facilities such as general economic conditions and the real estate market, among others.

Income Taxes

      We currently have significant deferred tax assets in certain jurisdictions resulting from tax credit carry-forwards, net operating losses and other deductible temporary differences, which will reduce taxable income in such jurisdictions in future periods. We have provided valuation allowances for future tax benefits resulting from foreign net operating loss carry-forwards and for certain other U.S. and foreign deductible temporary differences where we believe future realizability is in doubt. SFAS No. 109 requires a valuation allowance be established when it is “more likely than not” that all or a portion of deferred tax assets will not be realized, and further provides that it is difficult to conclude that a valuation allowance is not needed when there is negative evidence in the form of cumulative losses in recent years. Therefore, cumulative losses weigh heavily in the overall assessment. We established a valuation allowance in the third quarter of fiscal 2003 for most of our deferred tax assets because prior losses and an uncertain future outlook did not support projections of profitability sufficient to establish our ability to use those deferred tax assets in future periods. We have not yet established sustained profitability since that time which would support recognition of deferred tax assets generated in prior and current periods. As a result of our assessment, we increased our total valuation allowance on deferred tax assets arising from continuing operations to approximately $1.6 billion at August 31, 2004. We expect to record a full valuation allowance on future tax benefits until we reach a sustained level of profitability in the countries in which deferred tax assets arise.

      We have established contingency reserves for income taxes in various jurisdictions in accordance with SFAS No. 5 “Accounting for Contingencies”. The estimate of appropriate tax reserves is based upon the amount of prior tax benefit which might be at risk upon audit and upon the reasonable estimate of the amount at risk. We periodically reassesses the amount of such reserves and adjusts reserve balances as necessary.

Loss Contingencies

      We are subject to the possibility of various loss contingencies arising in the ordinary course of business (for example, environmental and legal matters). We consider the likelihood and our ability to reasonably estimate the amount of loss in determining the necessity for, and amount of, any loss contingencies. Estimated loss contingencies are accrued when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. We regularly evaluate information available to us to determine whether any such accruals should be adjusted. Such revisions in the estimates of the potential loss contingencies could have a material impact in our consolidated results of operations and financial position.

Results of Operations for Fiscal Years 2004, 2003 and 2002

      The following table summarizes certain items in the consolidated statements of operations as a percentage of net sales. The financial information and the discussion below should be read in conjunction with the accompanying consolidated financial statements and notes thereto. The discussion following the table is provided separately for continuing and discontinued operations. In fiscal 2004 and 2003, certain operations we planned to divest qualified for discontinued operations classification. Accordingly, our consolidated statements of operations include these results in discontinued operations for all periods presented. Information related to the discontinued operations results is provided separately following the continuing operations discussion.

	Years Ended August 31

	2004	2003	2002

Net sales	100.0%	100.0%	100.0%
Cost of sales	95.0	95.5	95.3

Gross profit	5.0	4.5	4.7
Operating expenses:
Selling, general and administrative	3.8	5.8	6.1
Restructuring and impairment costs	1.5	6.1	7.4
Goodwill impairment	—	16.6	23.3

Operating loss	(0.3)	(24.0)	(32.1)
Interest income	0.1	0.3	0.5
Interest expense	(1.3)	(2.1)	(2.2)
Other (expense) income — net	(0.7)	0.5	1.0

Operating loss from continuing operations before income taxes	(2.2)	(25.3)	(32.8)
Income tax expense (benefit)	0.0	5.4	(4.2)

Loss from continuing operations	(2.2)%	(30.7)%	(28.6)%
Discontinued operations:
Income (loss) from discontinued operations	0.8	(3.4)	(0.5)
Income tax expense (benefit)	0.1	1.1	(0.1)

Income (loss) on discontinued operations	0.7	(4.5)	(0.4)
Net loss	(1.5)%	(35.2)%	(29.0)%

Net Sales — Continuing Operations

      For the year ended August 31, 2004, net sales increased 18.4% to $11.6 billion from $9.8 billion in fiscal 2003. The increase was due to increased sales levels across all primary markets. Specific increases include a 10.1% increase in the sale of computing and storage products; a 12.4% increase in the sale of networking products; a 2.7% increase in the sale of communication products; a 72.8% increase in sales of consumer products; a 69.1% increase in the sale of industrial products; and a 21.3% increase in the sale of automotive products. The increased sales levels were due to stronger demand from existing programs, as well as growth from our new and existing customers. The consumer product market represented our largest dollar increase in revenue year-over-year at approximately $950 million. This increase in the consumer market was driven by demand for handheld devices, cellular handsets and set-top boxes in fiscal 2004.

      The decrease in fiscal 2003 from fiscal 2002 primarily resulted from weakness in end markets for networking, communications and computing and storage (particularly PC/notebooks). The weaknesses in these areas were partially offset by strength in our high-end computing and storage, consumer, industrial and automotive markets.

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

	Years Ended August 31

	2004	2003	2002

Computing & Storage	30.5%	32.7%	27.8%
Networking	21.6%	22.8%	26.4%
Consumer	19.3%	13.2%	9.5%
Communications	18.8%	21.7%	23.7%
Industrial	5.4%	3.8%	2.8%
Automotive	2.6%	2.6%	1.9%
Other	1.8%	3.2%	7.9%

Total	100.0%	100.0%	100.0%

International Sales

      International locations contributed 72.3% of consolidated net sales in fiscal 2004, compared with 67.3% in fiscal 2003 and 68.2% in fiscal 2002. Net sales from our international sites have grown primarily in the Asia region where we have invested to take advantage of the lower cost of operations. Net sales are attributable to the country in which the product is manufactured.

Major Customers

      Net sales to major customers as a percentage of net sales were as follows:

	Years Ended August 31

	2004	2003	2002

Cisco Systems	13.2%	11.9%	11.6%
Nortel Networks	*	12.9%	15.6%

*	less than 10%

      Our top ten customers accounted for 59.8% of net sales in fiscal 2004, 60.6% of net sales in fiscal 2003 and 68.1% of net sales in fiscal 2002. We cannot guarantee that these or any other customers will not increase or decrease as a percentage of consolidated net sales either individually or as a group. Consequently, any material decrease in sales to these or other customers could materially harm our consolidated results of operations.

      We believe that our ability to grow depends on increasing sales to existing customers and on successfully attracting new customers. Customer contracts can be canceled and volume levels can be changed or delayed. The timely replacement of delayed, canceled or reduced orders with new business cannot be ensured. In addition, we cannot assume that any of our current customers will continue to utilize our services. Consequently, our consolidated results of operations may be materially adversely affected.

Gross Profit — Continuing Operations

      Gross profit varies from period to period and is affected by a number of factors, including product mix, production efficiencies, component costs and delivery linearity, product life cycles, unit volumes, expansion and consolidation of manufacturing facilities, utilization of manufacturing capacity, pricing, competition, and unanticipated inventory charges.

      Our gross profit percentages were 5.0%, 4.5% and 4.7% for fiscal 2004, 2003 and 2002, respectively. The increase in gross profit percentage from 4.5% in fiscal 2003 to 5.0% in fiscal 2004 was primarily due to effectively implementing the Lean Initiative in our manufacturing sites around the world, increasing discipline in the implementation of our quote process and improving capacity utilization. The decrease in gross profit percentage from 4.7% in fiscal 2002 to

4.5% in fiscal 2003 was primarily due to continued inefficiencies associated with reduced demand, pricing pressure within our industry, and the transition of production capacity from higher cost to lower cost regions.

      We continue to implement a number of initiatives to improve our gross profit: (1) Lean Initiative to improve flexibility, quality, and operational effectiveness and efficiency; (2) further improving capacity utilization; (3) ensuring contractual relationships reflect value added by our operations; (4) a disciplined pricing model; (5) engaging with our customers in collaborative design; and (6) profitability-based sales force compensation.

      During the second quarter of fiscal 2003, we recorded a charge of approximately $76.3 million related to excess and obsolete inventory. During the fourth quarter of fiscal 2002, we recorded a charge of approximately $97.0 million to reduce the carrying value of excess and obsolete inventory. Both charges were the result of the depressed condition in the telecommunications market.

      In the foreseeable future, our overall gross profit will depend primarily on several factors, including but not limited to, product mix, production efficiencies, utilization of manufacturing capacity, pricing within the electronics industry, and component costs. Over time, gross profit may continue to fluctuate.

      Sales of inventory previously written down or written off have not been significant and have not had any material impact on our gross profit to date.

Selling, General and Administrative (SG&A) Expenses — Continuing Operations

      SG&A expenses decreased $125.2 million, or 22.1%, for fiscal 2004 compared to fiscal 2003. SG&A expenses decreased $92.1 million, or 14.0%, for fiscal 2003 compared to fiscal 2002. As a percentage of net sales, SG&A expenses decreased to 3.8% in fiscal 2004, 5.8% in fiscal 2003, and 6.1% in fiscal 2002. In fiscal 2004, the functional alignment of the organization and resulting SG&A cost reduction initiatives drove the improvement. Furthermore, headcount reductions and other SG&A expense reductions (including depreciation expense) resulting from our restructuring initiatives and divestures also contributed to the decrease over the past three fiscal years.

Restructuring and Impairment Costs — Continuing Operations

      In recent years, we have initiated a series of restructuring measures in light of the economic downturn. The measures, which included reducing the workforce, and consolidating facilities, have been intended to align our capacity and infrastructure to anticipated customer demand and transition our operations to lower cost regions. This has enhanced our ability to provide cost-effective manufacturing service offerings, which enables us to retain and expand our existing relationships with customers and attract new business.

      We have recognized restructuring costs of $129.3 million, $431.5 million and $561.9 million (excluding goodwill and intangible asset impairments) during fiscal 2004, 2003 and 2002, respectively.

      In the fourth quarter of fiscal 2004, we committed to a plan to incur approximately $20.0 million in new restructuring charges. These restructuring actions are to further consolidate facilities, reduce the workforce in Europe and North America and impair certain long-lived assets. These restructuring actions will result in future savings in salaries and benefits and depreciation expense that would impact cost of goods sold and SG&A expenses in the consolidated statements of operations. Of the $20.0 million in planned restructuring charges, approximately $14.0 million relates to severance charges, $5.6 million relates to the impairment of certain long-lived assets and the remaining amount relates to program transfer costs. We expect to complete these new restructuring actions by the end of fiscal 2005.

      Excluding the new activity noted above, restructuring costs over the past three fiscal years includes the elimination of approximately 26,600 full time positions primarily in the Americas and Europe regions. In addition, these charges relate to the closure and consolidation of facilities and impairment of certain long-lived assets. These restructuring activities are substantially complete as of August 31, 2004. However, we expect to incur nominal restructuring charges which will consist of both cash and non-cash charges during the next fiscal year as we continue to sell the restructured long-lived assets and revise previous estimates. Revisions to estimates will primarily be due to changes in assumptions used for the facility lease loss accrual.

      While we believe our capacity is appropriate for current revenue levels, we continue to evaluate our cost structure relative to future financial results and customer demand. If our estimates about future financial results and customer demand prove to be inadequate, our consolidated financial condition and consolidated results of operations may suffer.

      See Note 14, “Restructuring,” to the consolidated financial statements for further discussion of our restructuring activities.

      In addition to restructuring charges incurred, we have also impaired certain intangible assets over the past three fiscal years. As a result of impairment tests performed during fiscal years 2004, 2003, and 2002, we recorded approximately $47.5 million, $171.7 million, and $191.2 million, respectively, in non-cash impairment charges. For fiscal 2004, the intangible impairment charges were the result of our disengagement from certain product lines. For fiscal 2002 and 2003, the intangible impairment charges were the result of reduced expectations of sales to be realized under certain supply agreements.

Goodwill Impairment — Continuing Operations

      There was no goodwill impairment in fiscal 2004. Goodwill impairment was approximately $1.6 billion and $2.5 billion for fiscal 2003 and 2002, respectively, primarily as a result of significant negative industry and economic trends that affected our operations as well as a significant decline in our stock price. See Note 15, “Goodwill and Intangible Assets,” to the consolidated financial statements for further discussion.

Interest Income — Continuing Operations

      Interest income decreased $12.0 million to $14.8 million for fiscal 2004 from $26.8 million in fiscal 2003 and $61.1 million in fiscal 2002. The decreases were due to reduced average cash, cash equivalent and short-term investment balances and lower average interest rates.

Interest Expense — Continuing Operations

      Interest expense decreased $62.9 million to $144.2 million for fiscal 2004 from $207.1 million in fiscal 2003 and $238.8 million in fiscal 2002. The decrease in interest expense during fiscal 2004 was primarily due to the retirement of approximately $1.6 billion aggregate principal amount at maturity of our Liquid Yield OptionTM Notes (LYONs) and the early settlement of approximately 94% of our outstanding 7.25% Adjustable Conversion-Rate Equity Security units (ACES) debentures during the third quarter of fiscal 2004. The decrease in interest expense during fiscal 2003 was primarily due to the retirement of approximately $7.0 billion aggregate principal amount at maturity of our LYONs during the past two fiscal years. This decrease was partially offset by the issuance in fiscal 2002 of our 7.25% and 9.625% Senior Notes due 2009 in the second quarter of fiscal 2002 for gross proceeds of approximately $1.6 billion that bear interest at higher rates than the LYONs.

TM Trademark of Merrill Lynch & Co., Inc.

Other (Expense) Income — Net — Continuing Operations

      Other (expense) income — net for fiscal 2004 was ($85.3) million, compared to $52.4 million in fiscal 2003 and $104.8 million in fiscal 2002. In fiscal 2004, other (expense) income — net primarily consisted of a loss resulting from the early settlement of approximately 94% of our 7.25% ACES debentures of $77.7 million and a $15.2 million loss resulting from the sale of our minority interest in ECS Holdings Limited. Other (expense) income — net primarily consists of gains on retirement of our LYONs in fiscal 2003 and fiscal 2002. The remaining components of other (expense) income — net fluctuate primarily due to foreign currency gains and losses and other miscellaneous income and expense items. The following tables provide the details of the early settlement of our 7.25% ACES debentures, the retirement of our 4.0% LYONs due 2019, the retirement of our 2.75% LYONs due 2020 and the retirement of our 3.25% LYONs due 2020 in each period presented recorded in the accompanying consolidated financial statements (in millions):

	Years Ended August 31

7.25% ACES Early Settlement	2004	2003	2002

Principal amount at maturity	$1,012.5	$—	$—

Carrying value	$1,007.5	$—	$—
Common stock issued	1,006.6	—	—
Cash paid	63.3	—	—
Write off of debt issuance costs	15.3	—	—

Loss included in other (expense) income — net	$(77.7)	$—	$—

	Years Ended August 31

LYONs Retirement	2004	2003	2002

Principal amount at maturity	$1,617.5	$1,771.1	$5,170.2

Carrying value	$950.2	$1,047.8	$2,911.0
Cash paid and payable	950.2	1,008.4	2,835.3

Gain included in other (expense) income — net	$—	$39.4	$75.7

      See “Basis of Presentation” and “Recent Accounting Pronouncements,” of Note 1, “Summary of Significant Accounting Policies,” to the consolidated financial statements, for further discussion of other (expense) income — net.

Income Taxes — Continuing Operations

      Our income tax benefit was $0.3 million in fiscal 2004. We recorded income tax expense of $532.1 million in fiscal 2003 and a benefit of $449.0 million in fiscal 2002. During fiscal 2003, management determined that a valuation allowance was required with respect to deferred tax assets, which resulted in the tax expense incurred during the period. The $449.0 benefit in fiscal 2002 was primarily the result of losses incurred in those periods. Our effective income tax benefit rate for continuing operations was approximately 12.8% in fiscal 2002.

      In prior years, the effective income tax rate had been largely a function of the balance between income and losses from domestic and international operations. Our international operations, taken as a whole, have been subject to tax at a lower rate than operations in the United States, primarily due to tax holidays granted to several of our overseas sites in Malaysia, Singapore and China. The Malaysian tax holiday is effective through January 2012, subject to certain conditions, including maintaining certain levels of research and development expenditures. The Singapore tax holiday is effective through March 2011, subject to certain conditions. Several of our China sites have separate tax holiday agreements.

      Certain of our offshore operations are reporting taxable profits, mostly arising in low-cost locations. Accordingly, we are recognizing some tax expense related to those operations. We will not be able to offset this tax expense with unrecognized deferred tax assets described above, because, for the most part, those assets did not arise in the jurisdictions where we are realizing taxable profits.

Liquidity and Capital Resources — Continuing Operations

      Cash, cash equivalents, and short-term investments decreased to approximately $1.4 billion at August 31, 2004 from approximately $1.5 billion at August 31, 2003. The table below, for the periods indicated, provides selected consolidated cash flow information (in millions):

	Years Ended August 31

	2004	2003	2002

Net cash (used in) provided by operating activities of continuing operations	$(8.9)	$281.2	$2,053.4
Net cash provided by (used in) investing activities of continuing operations	497.1	384.8	(972.1)
Net cash used in financing activities of continuing operations	(510.4)	(1,016.3)	(1,776.6)

      We used cash from operating activities of $8.9 million during fiscal year 2004. This use of cash was the result of a $251.8 million loss from continuing operations, a $144.3 million increase in accounts receivable, net, a $134.1 million increase in inventories offset by a $139.7 million increase in accounts payable, non-cash depreciation and amortization charges of $226.9 million, non-cash impairment charge for property, equipment and intangible assets of $107.7 million and loss on the retirement of debt of $77.7 million. The rise in inventory levels and accounts payable is due to an increase in forecasted demand from our customers. Accounts receivable, net, has increased in conjunction with higher net sales.

      We generated cash from investing activities of $497.1 million during fiscal year 2004 primarily due to net proceeds of $508.0 million received from the disposition of six of our discontinued operations.

      We used cash from financing activities of $510.4 million during fiscal year 2004 primarily due to the payment to retire LYONs for $950.2 million offset by $436.5 million of net proceeds generated from the issuance of 0.5% convertible senior notes and $111.1 million of net proceeds generated from the issuance of common stock.

      As of August 31, 2004, we had available a $500 million revolving credit facility that expires on August 20, 2007. This revolving credit facility was secured in August 2004. It amends and updates the previous $250 million credit facility. Our revolving credit facility is guaranteed by certain of our domestic subsidiaries and secured by the pledge of domestic accounts receivable, inventory and equipment, the pledge of equity interests in certain of our subsidiaries and notes evidencing intercompany debt. Borrowings under the credit facility bear interest, at our option, at the London Interbank offering rate (LIBOR) plus a margin of 2.25% based on our current senior secured debt ratings, or the higher of the Federal Funds Rate plus 1/2 of 1% or Bank of America N.A.’s publicly announced prime rate. As of August 31, 2004, there were no borrowings outstanding under this facility. We are subject to compliance with certain financial covenants set forth in these facilities including, but not limited to, capital expenditures, cash interest coverage and leverage. We were in compliance with all applicable covenants as of August 31, 2004.

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

      In addition, we had $32.1 million in committed and $176.6 million in uncommitted foreign lines of credit and other bank facilities as of August 31, 2004 relating to continuing operations. A committed line of credit obligates a lender to loan us amounts under the credit facility as long as we adhere to the terms of the credit agreement. An uncommitted line of credit is extended to us at the sole discretion of a lender. The interest rates range from the bank’s prime lending rate to the bank’s prime rate plus 1.0%. As of August 31, 2004, borrowings and guaranteed amounts were $5.4 million under committed and $12.1 million under uncommitted foreign lines of credit. Borrowings are payable on demand. The weighted-average interest rate was 3.8% for committed and 2.4% for uncommitted foreign lines of credit as of August 31, 2004.

      During fiscal 2004, we issued 17.1 million shares of common stock for total net proceeds of $81.7 million. These net proceeds of $81.7 million in part, along with an additional common stock issuance of 105.6 million shares were used to early settle approximately 94% of our 7.25% ACES. As of August 31, 2004, $63.0 million of the

ACES debentures remained outstanding. On August 15, 2004, the remaining ACES debentures were remarketed and the interest rate was reset at 7.97%. The proceeds from the remarketing will be used to satisfy the holders’ obligation to purchase Solectron’s common stock in November 2004. The 7.97% ACES debentures are due on November 15, 2006.

      Holders of our 3.25% LYONs due November 2020 had the option to require us to repurchase their notes on May 20, 2004 in an amount of $587.46 per $1,000 principal amount for a total of approximately $953.0 million. Solectron repurchased 1.6 million LYONS for approximately $950.2 million in cash during the third quarter of fiscal 2004. In addition, our $150.0 million aggregate principal amount of 7.375% senior notes is due on March 1, 2006, our $500.0 million aggregate principal amount of 9.625% senior notes is due on February 15, 2009, and our $450.0 million aggregate principal amount of 0.5% convertible senior notes is due on February 15, 2034.

      We have synthetic lease agreements relating to four manufacturing sites. The synthetic leases have expiration dates in August 2007. At the end of the lease term, we have an option, subject to certain conditions, to purchase or to cause a third party to purchase the facilities subject to the synthetic leases for the “Termination Value,” which approximates the lessor’s original cost for each facility, or we may market the property to a third party at a different price. We are entitled to any proceeds from a sale of the properties to third parties in excess of the Termination Value and liable to the lessor for any shortfall not to exceed 85% of the Termination Value. We provided loans to the lessor equaling approximately 85% of the Termination Value for each synthetic lease. These loans are repayable solely from the sale of the properties to third parties in the future, are subordinated to the amounts payable to the lessor at the end of the synthetic leases, and may be credited against the Termination Value payable if we purchase the properties. The approximate aggregate Termination Values and loan amounts are $101.3 million and $86.1 million, respectively, as of August 31, 2004.

      In addition, cash collateral of $15.2 million is pledged for the difference between the aggregate Termination Values and the loan amounts. Each synthetic lease agreement contains various affirmative and financial covenants. A default under a lease, including violation of these covenants, may accelerate the termination date of the arrangement. Effective August 31, 2004, we amended our cash interest coverage and leverage covenants, and eliminated its minimum cash, minimum tangible net worth, and minimum liquidity covenants. We were in compliance with all applicable covenants as of August 31, 2004. Monthly lease payments are generally based on the Termination Value and 30-day LIBOR index (1.49% as of August 31, 2004) plus an interest-rate margin, which may vary depending upon our Moody’s Investors’ Services and Standard and Poor’s ratings, and are allocated between the lessor and us based on the proportion of the loan amount to the Termination Value for each synthetic lease.

      We account for these synthetic lease arrangements as operating leases in accordance with SFAS No. 13, “Accounting for Leases,” as amended. Our loans to the lessor and cash collateral were included in other long-term assets and cash, cash equivalents and short-term investments, respectively, in the consolidated balance sheets.

      Solectron has determined that it is probable that the expected fair value of the properties at the end of each of the various synthetic lease terms will be less than the applicable Termination Value, and the expected shortfall of $14.9 million is being recognized on a straight-line basis over the remaining lease term, beginning June 1, 2004.

      We believe that our current cash, cash equivalents, short-term investments, lines of credit and cash anticipated to be generated from continuing operations and divestitures of our discontinued operation will satisfy our expected working capital, capital expenditures, debt service and investment requirements through at least the next 12 months.

      The following is a summary of certain obligations and commitments as of August 31, 2004 for continuing operations:

	Payments Due by Period

	Total	FY05	FY06	FY07	FY08	FY09	Thereafter

	(In millions)
Long term debt	$1,210.6	$—	$172.8	$72.4	$0.1	$500.1	$465.2
Operating lease	197.6	57.5	35.1	28.3	17.7	14.0	45.0
Operating leases for restructured facilities and equipment	71.8	30.5	14.3	12.1	6.8	3.8	4.3
Other(1)	256.1	256.1	—	—	—	—	—

	$1,736.1	$344.1	$222.2	$112.8	$24.6	$517.9	$514.5

(1)	We have guaranteed various purchase commitments for materials, supplies and services incurred during the normal course of business.

      Other long-term liabilities of $55.9 million disclosed on the financial statements includes deferred tax liabilities related to timing differences, which due to their nature are not projected.

Off Balance Sheet Arrangements and Contractual Obligations

      Our off-balance sheet arrangements and contractual obligations consist of our synthetic and operating leases, our interest rate swap instrument related to our long-term debt (described in the “We are exposed to interest rate fluctuations” Risk Factor), our foreign exchange contracts (described in the “We are exposed to fluctuations in foreign currency exchange rates” Risk Factor), and certain indemnification provisions related to our six divestures (described in the “Discontinued Operations” portion below).

      A tabular presentation of our contractual obligations is provided in the “Liquidity and Capital Resources” portion of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Discontinued Operations

      During fiscal 2003 and fiscal 2004, as a result of a full review of our portfolio of businesses, we committed to a plan to divest a number of business operations that are no longer part of our strategic plan for the future. In accordance with SFAS No. 144, we have reported the results of operations and financial position of these businesses in discontinued operations within the consolidated statements of operations and balance sheets for all periods presented. The companies that we have divested and are in the process of divesting and that are included in discontinued operations are: Dy 4 Systems Inc., Kavlico Corporation, Solectron’s MicroTechnology division, SMART Modular Technologies Inc., Stream International Inc., our 63% interest in US Robotics Corporation, and Force Computers, Inc.

      The collective results from all discontinued operations for all periods presented were as follows (in millions):

	Years Ended August 31

	2004	2003	2002

Net sales	$1,264.9	$1,872.1	$1,537.5
Cost of sales	1,061.8	1,598.5	1,335.6

Gross profit	203.1	273.6	201.9
Operating expenses — net	111.6	606.5	264.6

Operating income (loss)	91.5	(332.9)	(62.7)
Interest income — net	1.4	1.5	3.7
Other (expense) income — net	(2.0)	1.4	1.4

Income (loss) before income taxes	90.9	(330.0)	(57.6)
Income tax expense (benefit)	8.0	112.2	(18.2)

Income (loss) on discontinued operations, net of tax	$82.9	$(442.2)	$(39.4)

     Fiscal 2004

      Net sales, gross profit, operating expenses — net, and interest income — net from discontinued operations decreased for the year ended August 31, 2004 as compared to the same period in fiscal 2003 due to the sale of six discontinued operations during fiscal 2004. In addition, the aggregate pre-tax gain from the sale of all six discontinued operations of $190.6 million was recorded in operating expenses — net for fiscal 2004. In addition, we recorded $123.8 million in operating expenses — net in restructuring and impairment costs (including goodwill) in fiscal 2004 compared to $370.1 million in fiscal 2003.

      The sales agreements for all six divestitures contain certain indemnification provisions under which Solectron may be required to indemnify the buyer of the divested business for liabilities, losses, or expenses arising out of breaches of covenants and certain breaches of representations and warranties relating to the condition of the business prior to and at the time of sale. In aggregate, Solectron is generally contingently liable for up to $81.5 million for a period of 12 to 24 months subsequent to the completion of the sale. As of August 31, 2004, there were no liabilities recorded under these indemnification obligations.

     Fiscal 2003

      Sales and gross profit increased in fiscal 2003 from fiscal 2002 primarily due to fiscal 2003 including a full year of operations for all the discontinued operations while fiscal 2002 included partial results as four of our seven discontinued operations were acquired in fiscal 2002. Operating expenses increased in fiscal 2003 primarily due to a $370.1 million in restructuring and impairment costs (including goodwill) recorded during fiscal 2003 relating to the discontinued operations. Income tax expense increased significantly in fiscal 2003 from fiscal 2002 primarily due to approximately $95.7 million charge recorded to establish valuation allowances against deferred tax assets related to the discontinued operations.

Recent Developments

      On September 2, 2004, Marty Neese was appointed as Executive Vice President, Worldwide Sales and Account Management. Mr. Neese most recently was vice president of worldwide sales operations at Sanmina-SCI, where he was responsible for all customer relationship activities. Prior to that position, Mr. Neese led Sanmina-SCI’s program management activities. In addition, he spent six years at Jabil Circuit as an SMT line production manager and director of business development. He also served as a battery commander and battalion supply and logistics officer in the U.S. Army. Mr. Neese holds a master’s degree in business administration from the University of Florida and a bachelor’s degree in quantitative business systems from the U.S. Military Academy.

      On September 10, 2004, we completed the sale of our minority interest in ECS Holdings Limited (ECS) for approximately $16 million in cash.

      On October 18, 2004, we completed the divesture of our MicroTechnology business operations to Francisco Partners.

RISK FACTORS

Most of our net sales come from a small number of customers; if we lose any of these customers, our net sales could decline significantly.

      Most of our annual net sales come from a small number of our customers. Our ten largest customers accounted for approximately 59.8%, 60.6%, and 68.1% of net sales from continuing operations in fiscal years 2004, 2003, and 2002, respectively. One of these customers individually accounts for more than ten percent of our annual net sales. Any material delay, cancellation or reduction of orders from these or other major customers could cause our net sales to decline significantly, and we may not be able to reduce the accompanying expenses at the same time. We cannot guarantee that we will be able to retain any of our largest customers or any other accounts, or that we will be able to realize the expected revenues under existing or anticipated supply agreements with these customers. Our business, market share, consolidated financial condition and results of operations will continue to depend significantly on our ability to obtain orders from new customers, retain existing customers, realize expected revenues under existing and anticipated supply agreements, as well as on the consolidated financial condition and success of our customers and their customers.

      Net sales may not improve, and could decline, in future periods if there is continued or resumed weakness in customer demand, particularly in the telecommunications and computing sectors, resulting from worldwide economic conditions. In addition, in connection with our efforts to improve our gross profits, we are engaged in pricing discussions with certain current customers on specific programs where we feel we are presently under-compensated for the services and value that we provide. Where we are not able to reach mutual agreement with a customer on price adjustments, we have mutually agreed with the customer to transition the business in question to a new supplier. While we believe our disengagement from specific programs with certain customers will ultimately advance our efforts to return to sustained profitability, there can be no assurance that such disengagements will not result in a loss of significant revenue, a lowering of our capacity utilization at affected sites, and other adverse financial effects.

Our customers may cancel their orders, change production quantities or locations, or delay production.

      To remain competitive, EMS companies must provide increasingly rapid product turnaround, at increasingly competitive prices, for their customers. We generally do not have long-term contractual commitments from our top customers. As a result, we cannot guarantee that we will continue to receive any net sales from our customers. Customers may cancel their orders, change production quantities or delay production for a number of reasons outside of our control. Many of our customers’ industries have recently experienced a significant decrease in demand for their products and services, as well as substantial price competition. The generally uncertain economic condition of several of our customers’ industries has resulted, and may continue to result, in some of our customers delaying purchases on some of the products we manufacture for them, and placing purchase orders for lower volumes of products than previously anticipated. Cancellations, reductions or delays by a significant customer or by a group of customers would seriously harm our results of operations by reducing the volumes of products manufactured by us for the customers and delivered in that period. Furthermore, delays in the repayment of our expenditures for inventory in preparation for customer orders and lower asset utilization in those periods would result in lower gross profits. In addition, customers may require that manufacturing of their products be transitioned from one facility to another to achieve cost and other objectives. Such transfers, if unanticipated or not properly executed, could result in various inefficiencies and costs, including excess capacity and overhead at one facility and capacity constraints and related strains on our resources at the other, disruption and delays in product deliveries and sales, deterioration in product quality and customer satisfaction, and increased manufacturing and scrap costs.

We may not be able to sell excess or obsolete inventory to customers or third parties, which could have a material adverse impact on our consolidated financial condition.

      The majority of our inventory purchases and commitments are based upon demand forecasts that our customers provide to us. The customers’ forecasts, and any changes to the forecasts, including cancellations, may lead to on-

hand inventory quantities and on-order purchase commitments that are in excess of the customers’ revised needs, or that become obsolete.

      We generally enter into supply agreements with our significant customers. Under these supply agreements, the extent of our customer’s responsibility for excess or obsolete inventory related to raw materials that were previously purchased or ordered to meet that customer’s demand forecast is defined. If our customers do not comply with their contractual obligations to purchase excess or obsolete inventory back from us and we are unable to use or sell such inventory, our consolidated financial condition could be materially harmed. Some of our customers are in the telecommunications industry, an industry that in recent years has experienced declining revenue, large losses, negative cash flows, and several bankruptcies or defaults on borrowing arrangements. In the past, some of our customers have defaulted on their obligations to purchase inventory back from us. There is a risk that, in the future, these or other customers may not purchase inventory back from us despite contractual obligations, which could harm our consolidated financial condition if we are unable to sell the inventory at carrying value. In addition, enforcement of these supply agreements may result in material expenses, delays in payment for inventory and/or disruptions in our customer relationships.

      We are responsible for excess and obsolete inventory resulting from inventory purchases in excess of inventory needed to meet customer demand forecasts at the time the purchase commitments were made, as well as any inventory purchases not made pursuant to the customer’s responsibility under our supply agreements. For inventory which is not the customer’s responsibility, provisions are made when required to reduce any such excess or obsolete inventory to its estimated net realizable value, based on the quantity of such inventory on hand, our customers’ latest forecasts of production requirements, and our assessment of available disposition alternatives such as use of components on other programs, the ability and cost to return components to the vendor, and our estimates of resale values and opportunities. These assessments are necessarily based upon various assumptions and market conditions which are subject to rapid change, and/or which may ultimately prove to be inaccurate. Any material changes in our assumptions or market conditions could have a significant effect on our estimates of net realizable value, could necessitate material changes in our provisions for excess and obsolete inventory, and could have a material adverse impact on our consolidated financial condition. In addition, in the normal course of business, bona fide disagreements may arise over the amount and/or timing of such claims, and in order to avoid litigation expenses, collection risks, or disruption of customer relationships, we may elect to settle such disputes for lesser amounts than we believe we should be entitled to recover. In these instances, we must bear the economic loss of any such excess or obsolete inventory, which could have a material adverse impact on our consolidated financial condition. For example, we recorded a charge of $76.3 million related to excess and obsolete inventory during the second quarter of fiscal 2003, and there can be no assurance that similar charges at lesser or greater levels will not be necessary in future periods.

Our non-U.S. locations represent a significant portion of our net sales; we are exposed to risks associated with operating internationally.

      Approximately 72.3%, 67.3%, and 68.2% of our net sales from continuing operations are the result of services and products manufactured in countries outside the United States during fiscal 2004, 2003, and 2002, respectively. As a result of our foreign sales and facilities, our operations are subject to a variety of risks and costs that are unique to international operations, including the following:

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

      We have been granted tax holidays, which are effective through 2012 subject to some conditions, for our Malaysian and Singapore sites. We have also been granted various tax holidays in China. These tax holidays are effective for various terms and are subject to some conditions. It is possible that the current tax holidays will be terminated or modified or that future tax holidays that we may seek will not be granted. If the current tax holidays are terminated or modified, or if additional tax holidays are not granted in the future or when our current tax holidays expire, our future effective income tax rate could increase.

We are exposed to general economic conditions, which could have a material adverse impact on our business, operating results and consolidated financial condition.

      As a result of the recent economic conditions in the U.S. and internationally, and reduced capital spending as well as uncertain end-market demand, our customers’ and therefore our sales have been difficult to forecast with accuracy. If there were to be continued or resumed weakness in these industries which we serve, or any further deterioration in the business or financial condition of our customers, it could have a material adverse impact on our business, operating results and consolidated financial condition. In addition, if the economic conditions in the United States and the other markets we serve worsen, we may experience a material adverse impact on our business, operating results and consolidated financial condition.

Possible fluctuation of operating results from quarter to quarter and factors out of our control could affect the market price of our securities.

      Our quarterly earnings and/or stock price may fluctuate in the future due to a number of factors including the following:

•	differences in the profitability of the types of manufacturing services we provide. For example, high velocity and low complexity printed circuit boards and systems assembly services have lower gross profit than low volume/complex printed circuit boards and systems assembly services;

•	our ability to maximize the hours of use of our equipment and facilities is dependent on the duration of the production run time for each job and customer;

•	the amount of automation that we can use in the manufacturing process for cost reduction varies, depending upon the complexity of the product being made;

•	our customers’ demand for our products and their ability to take delivery of our products and to make timely payments for delivered products;

•	our ability to optimize the ordering of inventory as to timing and amount to avoid holding inventory in excess of immediate production needs;

•	our ability to offer technologically advanced, cost-effective, quick response, manufacturing services;

•	fluctuations in the availability and pricing of components;

•	timing of expenditures in anticipation of increased sales;

•	cyclicality in our target markets;

•	fluctuations in our market share;

•	expenses and disruptions associated with acquisitions and divestitures;

•	announcements of operating results and business conditions by our customers;

•	announcements by our competitors relating to new customers or technological innovation or new services;

•	economic developments in the electronics industry as a whole;

•	credit rating and stock analyst downgrades;

•	political and economic developments in countries in which we have operations; and

•	general market conditions.

      If our operating results in the future are below the expectations of securities analysts and investors, the market price of our outstanding securities could be harmed.

If we incur more restructuring-related charges than currently anticipated, our consolidated financial condition and results of operations may suffer.

      If our estimates about previous restructuring charges prove to be inadequate, our consolidated financial condition and results of operations may suffer. While we believe our capacity is appropriate for current revenue levels, we continue to evaluate our cost structure relative to future financial results and customer demand. If our estimates about future financial results and customer demand prove to be inadequate, our consolidated financial condition and consolidated results of operations may suffer.

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

      We compete with different contract manufacturers, depending on the type of service we provide or the geographic locale of our operations, in an industry which is intensely competitive. These competitors may have greater manufacturing, financial, R&D and/or marketing resources than we have. In addition, we may not be able to offer prices as low as some of our competitors because those competitors may have lower cost structures as a result of their geographic location or the services they provide, or because such competitors are willing to accept business at lower margins in order to utilize more of their excess capacity. In that event, our net sales could decline. We also expect our competitors to continue to improve the performance of their current products or services, to reduce their current products or service sales prices and to introduce new products or services that may offer greater value-added performance and improved pricing. Any of these could cause a decline in sales, loss of market acceptance of our products or services and corresponding loss of market share, or profit margin compression. We have experienced instances in which customers have transferred certain portions of their business to competitors in response to more attractive pricing quotations than we have been willing to offer, and there can be no assurance that we will not lose business in the future in response to such competitive pricing or other inducements which may be offered by our competitors.

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

If we are unable to manage future acquisitions, and cost-effectively run our operations, our profitability could be adversely affected.

      Our ability to manage and integrate future acquisitions will require successful integration of such acquisitions into our manufacturing and logistics infrastructure, and may require enhancements or upgrades of accounting and other internal management systems and the implementation of a variety of procedures and controls. We cannot guarantee that significant problems in these areas will not occur. Any failure to enhance or expand these systems and implement such procedures and controls in an efficient manner and at a pace consistent with our business activities could harm our consolidated financial condition and results of operations. In addition, we may experience inefficiencies from the management of geographically dispersed facilities and incur substantial infrastructure and working capital costs. We incurred approximately $176.8 million (including intangible impairment charges of approximately $47.5 million) of restructuring and impairment costs relating to continuing operations in fiscal 2004 and approximately $2.2 billion (including goodwill and other intangible impairment charges of approximately

$1.8 billion) during fiscal 2003. See also the Risk Factor entitled “If We Incur More Restructuring-Related Charges Than Currently Anticipated, Our Consolidated Financial Condition and Results of Operations May Suffer.”

Notwithstanding our divestiture of certain businesses, we will remain subject to certain indemnification obligations for a period of time after completion of the divestitures.

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

      We have currency exposure arising from both sales and purchases denominated in currencies other than the functional currency of our sites. Fluctuations in the rate of exchange between the currency of the exposure and the functional currency of our sites could seriously harm our business, operating results and consolidated financial condition. For example, if there is an increase in the rate at which a foreign currency is exchanged for U.S. dollars, it will require more of the foreign currency to equal a specified amount of U.S. dollars than before the rate increase. In such cases, and if we price our products and services in the foreign currency, we will receive less in U.S. dollars than we did before the rate increase went into effect. If we price our products and services in U.S. dollars and competitors price their products in local currency, an increase in the relative strength of the U.S. dollar could result in our prices being uncompetitive in markets where business is transacted in the local currency.

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

      As of August 31, 2004, we had outstanding foreign exchange forward contracts with a total notional amount of approximately $665.5 million related to continuing operations. The change in value of the foreign exchange forward contracts resulting from a hypothetical 10% change in foreign exchange rates would be offset by the remeasurement of the related balance sheet items, the result of which would not be significant.

      As of August 31, 2004, the majority of our foreign currency hedging contracts were scheduled to mature in approximately three months and there were no material deferred gains or losses. In addition, our international operations in some instances act as a natural hedge because both operating expenses and a portion of sales are denominated in local currency. In these instances, although an unfavorable change in the exchange rate of a foreign currency against the U.S. dollar will result in lower sales when translated to U.S. dollars, operating expenses will also be lower in these circumstances. Although approximately 28.4% of our net sales from continuing operations in fiscal 2004 were denominated in currencies other than the U.S. dollar, we do not believe our total exposure to be significant because of natural hedges.

We are exposed to interest rate fluctuations.

      The primary objective of our investment activities is to preserve principal, while at the same time maximize yields without significantly increasing risk. To achieve this objective, we maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including government and corporate obligations, certificates of deposit and money market funds. As of August 31, 2004, substantially our entire total portfolio was scheduled to mature in less than three months. A hypothetical 10% change in interest rates would not have a material effect on the fair value of our investment portfolios.

      As of August 31, 2004, we had no cash equivalents and short-term investments that were subject to interest rate risk (defined as risk of loss of investment fair value due to interest rate movements). The fair value of our cash equivalents and short-term investments approximated the carrying value as of August 31, 2004.

      Interest on long-term debt instruments is payable at fixed rates. In addition, the amount of principal to be repaid at maturity is also fixed. On November 15, 2002, we entered into an interest rate swap transaction under which we pay variable rates and we receive fixed rate. The interest swap effectively converted $500 million of our long-term debt with fixed interest rate into debt with variable rates of interest. Our interest rate swap, which expires on February 15, 2009, has a total notional amount of $500 million and relates to our 9.625% $500 million senior notes. Under this swap transaction we pay an interest rate equal to the 3-month LIBOR rate plus a fixed spread. In exchange, we receive fixed interest rates of 9.625%. Our interest rate swap creates interest rate risk for us. A hypothetical 50 basis point change in interest rates would not have a material effect on our consolidated financial position, results of operations and cash flows over the next fiscal year.

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

      We own and lease some contaminated sites (for some of which we have been indemnified by third parties for required remediation), sites for which there is a risk of the presence of contamination, and sites with some levels of contamination for which we may be liable and which may or may not ultimately require any remediation. We have obtained environmental insurance to reduce potential environmental liability exposures posed by some of our operations and facilities. We believe, based on our current knowledge, that the cost of any groundwater or soil clean up that may be required at our facilities would not materially harm our business, consolidated financial condition and results of operations. Nevertheless, the process of remediating contamination in soil and groundwater at facilities is costly and cannot be estimated with high levels of confidence, and there can be no assurance that the costs of such activities would not harm our business, consolidated financial condition and results of operations in the future.

We may not be able to adequately protect or enforce our intellectual property rights and could become involved in intellectual property disputes.

      Our ability to effectively compete may be affected by our ability to protect our proprietary information. We hold a number of patents, patent applications, and various other trade secrets and license rights. These patents, trade secrets, and license rights may not provide meaningful protection for our manufacturing processes and equipment innovations, or we might find it necessary to initiate litigation proceedings to protect our intellectual property rights. Any such litigation could be lengthy and costly and could harm our consolidated financial condition.

      In the past we have been and may from time to time continue to be, notified of claims that we may be infringing patents, copyrights or other intellectual property rights owned by other parties. In the event of an infringement claim, we may be required to spend a significant amount of money to develop a non-infringing alternative, to obtain licenses, and/or to defend against the claim. We may not be successful in developing such an alternative or obtaining a license on reasonable terms, if at all. Any litigation, even where an infringement claim is without merit, could result in substantial costs and diversion of resources. Accordingly, the resolution or adjudication of intellectual property disputes could have a material adverse effect on our business, consolidated financial condition and results of operations.

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

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

      See Management’s Discussion and Analysis of Financial Condition and Results of Operations for factors related to fluctuations in the exchange rates of foreign currency and fluctuations in interest rates under “Risk Factors -We are exposed to fluctuations in foreign currency exchange rates,” and “We are exposed to interest rate fluctuations.”

Item 8.	Consolidated Financial Statements and Supplementary Data

      The information required by Item 8 of Form 10-K is presented here in the following order:

SOLECTRON CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	August 31

	2004	2003

	(In millions)
ASSETS
Current assets:
Cash and cash equivalents	$1,412.5	$1,425.5
Restricted cash and cash equivalents	17.5	42.1
Short-term investments	—	27.5
Restricted short-term investments	—	19.9
Accounts receivable, less allowance for doubtful accounts of $35.7 and $39.1, respectively	1,549.9	1,389.1
Inventories	1,457.2	1,327.3
Prepaid expenses and other current assets	192.9	270.3
Current assets of discontinued operations	36.4	452.1

Total current assets	4,666.4	4,953.8
Property and equipment, net	726.6	781.9
Goodwill	134.6	134.6
Other assets	277.5	396.3
Long-term assets of discontinued operations	11.9	262.9

Total assets	$5,817.0	$6,529.5

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$25.1	$973.8
Accounts payable	1,417.3	1,266.6
Accrued employee compensation	175.2	161.0
Accrued expenses	270.2	334.9
Other current liabilities	224.9	164.7
Current liabilities of discontinued operations	46.4	333.9

Total current liabilities	2,159.1	3,234.9
Long-term debt	1,221.4	1,817.6
Other long-term liabilities	55.9	32.4
Long-term liabilities of discontinued operations	1.8	22.6

Total liabilities	$3,438.2	$5,107.5

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 1.2 shares authorized; one share issued	$—	$—
Common stock. $0.001 par value; 1,600.0 shares authorized; 963.6 and 832.6 shares issued and outstanding, respectively	1.0	0.8
Additional paid-in capital	7,775.9	6,658.2
Accumulated deficit	(5,209.5)	(5,040.6)
Accumulated other comprehensive losses	(188.6)	(196.4)

Total stockholders’ equity	2,378.8	1,422.0

Total liabilities and stockholders’ equity	$5,817.0	$6,529.5

See accompanying notes to consolidated financial statements.

SOLECTRON CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended August 31

	2004	2003	2002

	(In millions, except per-share data)
Net sales	$11,638.3	$9,828.3	$10,738.7
Cost of sales	11,058.0	9,386.3	10,233.8

Gross profit	580.3	442.0	504.9
Operating expenses:
Selling, general and administrative	440.9	566.1	658.2
Restructuring and impairment costs	176.8	603.2	793.6
Goodwill impairment	—	1,632.5	2,500.0

Operating loss	(37.4)	(2,359.8)	(3,446.9)
Interest income	14.8	26.8	61.1
Interest expense	(144.2)	(207.1)	(238.8)
Other (expense) income — net	(85.3)	52.4	104.8

Operating loss from continuing operations before income taxes	(252.1)	(2,487.7)	(3,519.8)
Income tax (benefit) expense	(0.3)	532.1	(449.0)

Loss from continuing operations	$(251.8)	$(3,019.8)	$(3,070.8)
Discontinued operations:
Income (loss) from discontinued operations	90.9	(330.0)	(57.6)
Income tax expense (benefit)	8.0	112.2	(18.2)

Income (loss) on discontinued operations	82.9	(442.2)	(39.4)

Net loss	$(168.9)	$(3,462.0)	$(3,110.2)

Basic and diluted net income (loss) per share
Continuing operations	$(0.29)	$(3.65)	$(3.93)
Discontinued operations	0.10	(0.53)	(0.05)

Basic and diluted net loss per share	$(0.19)	$(4.18)	$(3.98)

Shares used to compute basic and diluted net income (loss) per share	873.9	827.7	780.9

See accompanying notes to consolidated financial statements.

SOLECTRON CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

				Retained	Accumulated
	Common Stock		Additional	Earnings	Other	Total
			Paid-In	(Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit)	Losses	Equity

	(In millions)
Balances as of August 31, 2001	658.2	$0.7	$3,877.6	$1,531.6	$(259.2)	$5,150.7

Net loss	—	$—	$—	$(3,110.2)	$—	$(3,110.2)
Foreign currency translation	—	—	—	—	(36.3)	(36.3)
Unrealized gain on investments	—	—	—	—	10.1	10.1
Stock issued under stock option and employee purchase plans	6.7	—	38.8	—	—	38.8
Stock and stock options issued in business combinations	160.4	0.1	2,676.1	—	—	2,676.2
Repurchase of common stock	(0.5)	—	(4.5)	—	—	(4.5)
ACES stock purchase contracts	—	—	46.9	—	—	46.9
Deferred stock-based compensation from business combination	—	—	(7.2)	—	—	(7.2)
Other	—	—	8.2	—	—	8.2

Balances as of August 31, 2002	824.8	$0.8	$6,635.9	$(1,578.6)	$(285.4)	$4,772.7

Net loss	—	$—	$—	$(3,462.0)	$—	$(3,462.0)
Foreign currency translation	—	—	—	—	109.0	109.0
Unrealized loss on investments	—	—	—	—	(20.0)	(20.0)
Stock issued under stock option and employee purchase plans	5.1	—	15.5	—	—	15.5
Other	2.7	—	6.8	—	—	6.8

Balances as of August 31, 2003	832.6	$0.8	$6,658.2	$(5,040.6)	$(196.4)	$1,422.0

Net loss	—	$—	$—	$(168.9)	$—	$(168.9)
Foreign currency translation	—	—	—	—	(1.9)	(1.9)
Unrealized loss on investments	—	—	—	—	9.7	9.7
Stock issued under stock option and employee purchase plans	8.3	—	29.6	—	—	29.6
Stock issued	17.1	—	81.7	—	—	81.7
Settlement of equity security units	105.6	0.2	1,006.4	—	—	1,006.6

Balances as of August 31, 2004	963.6	$1.0	$7,775.9	$(5,209.5)	$(188.6)	$2,378.8

See accompanying notes to consolidated financial statements.

SOLECTRON CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Years Ended August 31

	2004	2003	2002

	(In millions)
Net loss	$(168.9)	$(3,462.0)	$(3,110.2)
Other comprehensive income (loss):
Foreign currency translation adjustments net of income tax expense of $0.0 in 2004, $1.7 in 2003, and income tax benefit of $6.3 in 2002	(1.9)	109.0	(36.3)
Unrealized (loss) gain on investments net of income tax benefit of $0.0 in 2004, $0.3 in 2003, and income tax expense of $0.1 in 2002	9.7	(20.0)	10.1

Comprehensive loss	$(161.1)	$(3,373.0)	$(3,136.4)

      Accumulated foreign currency translation losses were $188.6 million at August 31, 2004, $186.7 million at August 31, 2003 and $295.7 million at August 31, 2002. Foreign currency translation adjustments consist of adjustments to consolidate subsidiaries that use the local currency as their functional currency and transaction gains and losses related to intercompany dollar-denominated debt that is not expected to be repaid in the foreseeable future. Accumulated unrealized loss on investments was $0 at August 31, 2004, and $9.7 million at August 31, 2003, and a gain of $10.3 million at August 31, 2002.

See accompanying notes to consolidated financial statements.

SOLECTRON CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended August 31

	2004	2003	2002

	(In millions)
Cash flows from operating activities of continuing operations:
Net loss from continuing operations	$(251.8)	$(3,019.8)	$(3,070.8)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	226.9	245.7	327.3
Amortization of debt issuance costs and accretion of discount on notes payable	49.4	84.6	137.5
Tax benefit associated with exercise of stock options	—	—	3.6
Loss (gain) on retirement of debt	77.7	(39.4)	(75.7)
Gain on termination of interest rate swap	(5.6)	—	—
Deferred tax charge	(10.2)	541.0	—
Impairment of goodwill and intangible assets	47.5	1,804.2	2,731.7
(Gain) loss on disposal and impairment of property and equipment, net	60.2	157.5	321.1
Other	—	(5.2)	23.3
Changes in operating assets and liabilities:
Accounts receivable, net of allowance	(144.3)	123.4	1,037.3
Inventories	(134.1)	418.6	1,635.6
Prepaid expenses and other current assets	2.8	112.7	(510.0)
Accounts payable	139.7	(144.4)	(472.5)
Accrued expenses and other current liabilities	(67.1)	2.3	(35.0)

Net cash (used in) provided by operating activities of continuing operations	(8.9)	281.2	2,053.4

Cash flows from investing activities of continuing operations:
Change in restricted cash, cash equivalents and short-term investments	44.5	169.8	(231.9)
Sales and maturities of short-term investments	27.5	252.5	665.4
Purchases of short-term investments	—	(56.1)	(589.9)
Acquisition of businesses, net of cash acquired	—	(3.8)	(316.3)
Acquisition of manufacturing assets and locations	—	(45.5)	(102.2)
Net proceeds from disposition of businesses	508.0	—	—
Capital expenditures	(149.6)	(124.6)	(203.2)
Purchase of facilities previously under synthetic leases	—	—	(179.3)
Proceeds from sale of property and equipment	58.5	60.1	129.8
Proceeds from sale of investments	10.4	—	—
Advances from (to) discontinued operations	(2.4)	84.1	(98.1)
Supply agreement and other	0.2	48.3	(46.4)

Net cash provided by (used in) investing activities of continuing operations	497.1	384.8	(972.1)

	Years Ended August 31

	2004	2003	2002

	(In millions)
Cash flows from financing activities of continuing operations:
Proceeds used for ACES early settlement	$(63.3)	$—	$—
Net repayment of bank lines of credit	(50.5)	(85.0)	(193.3)
Proceeds from issuance of ACES and Senior Notes	436.5	—	1,553.8
Net proceeds from termination of interest rate swap	6.0	—	—
Repurchase of LYONS	(950.2)	(967.5)	(2,835.9)
Net payments on long-term debt	—	—	(318.2)
Common stock repurchase	—	—	(4.5)
Net proceeds from issuance of common stock	111.1	7.8	38.8
Other	—	28.4	(17.3)

Net cash used in financing activities of continuing operations	(510.4)	(1,016.3)	(1,776.6)

Effect of exchange rate changes on cash and cash equivalents	9.3	32.9	(25.4)

Net decrease in cash and cash equivalents	(13.0)	(317.4)	(720.7)
Cash and cash equivalents at beginning of period — continuing operations	1,425.5	1,742.9	2,463.6

Cash and cash equivalents at end of period — continuing operations	$1,412.5	$1,425.5	$1,742.9

SUPPLEMENTAL DISCLOSURES
Cash paid (received) during the period:
Income taxes	$6.6	$(199.6)	$(70.5)
Interest	$100.8	$133.4	$70.9
Non-cash investing and financing activities:
Issuance of common stock for business combination, net of cash acquired	$—	$—	$2,528.8
Early settlement of ACES for stock	$1,006.6	$—	$—
Cash and cash equivalents at beginning of period — discontinued operations	$32.8	$39.0	$18.7
Cash acquired by acquiring discontinued operations	$—	$—	$20.0
Cash (used in) provided by discontinued operations	$(32.8)	$(6.2)	$0.3

Cash and cash equivalents at end of periods — discontinued operations	$—	$32.8	$39.0

See accompanying notes to consolidated financial statements.

Note 1.	Summary of Significant Accounting Policies

      Basis of Presentation: The accompanying consolidated financial statements include the accounts of Solectron Corporation and its subsidiaries after elimination of intercompany accounts and transactions.

      Year End: Solectron’s financial reporting year ends on the last Friday in August. All fiscal years presented contained 52 weeks. For purposes of presentation in the accompanying consolidated financial statements and notes, Solectron has indicated its accounting years end on August 31.

      Use of Estimates: The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

      Restricted Cash, Cash Equivalents and Short-Term Investments: These assets are carried at fair values and are restricted as collateral for specified obligations under certain lease agreements.

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

      Solectron executes supply agreements with its most significant customers. Under these supply agreements, the customer’s responsibility for excess or obsolete inventory related to raw materials that were purchased or ordered to meet customers’ demand forecasts is defined. Each supply agreement specifies the agreed upon definition of excess and obsolete inventory and the procedures for disposition including the extent of Solectron’s right to sell the inventory back to the customer. The supply agreements generally allow a period of time during which Solectron and their customers work together to reduce or eliminate the amount of potentially excess and obsolete inventory. After the expiration of the specified time periods, Solectron may exercise a contractual right to sell all, or portions of, the remaining excess and obsolete inventory back to the customer. Unanticipated disagreements may arise concerning our customer’s contractual obligations pursuant to these supply agreements which may require additional provisions for inventory upon settlement. These settlements are recorded as a direct charge to cost of goods sold.

      Property and Equipment: Property and equipment are recorded at cost. Depreciation and amortization are computed based on the shorter of the estimated useful lives or the related lease terms, using the straight-line method. Estimated useful lives are presented below.

Machinery, equipment, and computer software	2-7 years
Furniture and fixtures	3-5 years
Leasehold improvements	estimated life or lease term
Buildings	15-50 years

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

      Goodwill and Intangible Assets: Statement of Financial Accounting Standards (“SFAS”) No. 142 requires goodwill to be tested for impairment on an annual basis and between annual tests in certain circumstances, and written down when impaired, rather than being amortized as previous accounting standards required. Furthermore, SFAS No. 142 requires purchased intangible assets other than goodwill to be amortized over their useful lives unless these lives are determined to be indefinite. Solectron elected to early adopt this accounting standard effective September 1, 2001.

      In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”, Solectron reviews the carrying amount of goodwill for impairment on an annual basis during the fourth quarter (as of June 1). Additionally, Solectron performs an impairment assessment of goodwill whenever events or changes in circumstances indicate that the carrying value of goodwill may not be recoverable. Significant changes in circumstances can be both internal to Solectron’s strategic and financial direction, as well as changes to the competitive and economic landscape. With the change in operating segments as of Sept 1, 2003, Solectron determined that there was a single reporting unit for the purpose of goodwill impairment tests under SFAS No. 142. For purposes of assessing the impairment of Solectron’s goodwill, Solectron estimates the value of the reporting unit using its market capitalization as the best evidence of fair value. This fair value is then compared to the carrying value of the reporting unit. If the fair value of a reporting unit is less than its carrying value, Solectron then allocates the fair value of the unit to all the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit’s fair value was the purchase price to acquire the reporting unit. The excess of the fair value of the reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of the goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The process of evaluating the potential impairment of goodwill is subjective and requires judgment at many points during the test including future revenue forecasts, discount rates and various reporting unit allocations.

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

      Income Taxes: Solectron uses the asset and liability method of accounting for income taxes. Deferred tax assets and liabilities are recognized for the future consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. When necessary, a valuation allowance is recorded to reduce tax assets to an amount for which realization is more likely than not. The effect of changes in tax rates is recognized in the period in which the rate change occurs. Solectron provides accruals for contingent tax liabilities in accordance with SFAS No. 5 “Accounting for Contingencies”.

      Net Loss Per Share: Basic net loss per share and diluted net loss per share are calculated using the weighted-average number of common shares outstanding during the period. Potential shares of common stock and their effects on income were excluded from the diluted loss per share calculations because the effect would be antidilutive.

      Revenue Recognition: Solectron’s net sales from continuing operations are primarily derived from product manufacturing including, but not limited to, PCBA, sub-system and system assembly. Solectron also offers services consisting of repair and warranty services. Revenue from manufacturing services and product sales is recognized when goods are shipped, title and risk of ownership have passed, the price to the buyer is fixed or determinable and recoverability is reasonably assured. Revenue from other services which is less than 10% is recognized as the services are performed.

      Employee Stock Plans: As it is permitted by SFAS No. 123, “Accounting for Stock-Based Compensation,” amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” Solectron accounts for its employee stock plans, which generally consist of fixed stock option plans and an employee stock purchase plan, using the intrinsic value method under Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. In general, as the exercise price of all options granted under these plans is equal to the market price of the underlying common stock on the grant date, no stock-based employee compensation expense is recognized. In certain situations, under these plans, options to purchase shares of common stock may be granted at less than fair market value, which results in compensation expense equal to the difference between the market value on the date of grant and the purchase price. This expense is recognized over the vesting period of the options and included in operations. However, such expense amount has not been significant. The table below sets out the pro forma amounts of net loss and net loss per share that would have resulted for all fiscal years presented, if Solectron accounted for its employee stock plans under the fair value recognition provisions of SFAS No. 123.

	2004	2003	2002

	(In millions, except per-share data)
Net loss as reported	$(168.9)	$(3,462.0)	$(3,110.2)
Stock-based employee compensation expense determined under fair value method, net of related tax effects	(60.5)	(107.0)	(94.7)

Pro forma net loss	$(229.4)	$(3,569.0)	$(3,204.9)

Net loss per share
Basic and diluted — as reported	$(0.19)	$(4.18)	$(3.98)
Basic and diluted — pro forma	$(0.26)	$(4.31)	$(4.10)

      Stock based employee compensation expense determined under the fair value method, net of related tax effects, included $6.5 million, $13.8 million and $19.0 million of expense relating to discontinued operations during the fiscal years 2004, 2003 and 2002, respectively.

      For purposes of computing pro forma net loss, the fair value of each option grant and Employee Stock Purchase Plan purchase right is estimated on the date of grant using the Black-Scholes option pricing model. The assumptions used to value the option grants and purchase rights are stated below.

Stock Options	2004	2003	2002

Expected life of options	3.9 years	3.9 years	3.8 years
Volatility	75%	79%	70%
Risk-free interest rate	2.30% to 3.06%	1.93% to 2.30%	3.01% to 3.98%
Dividend yield	zero	zero	zero

Employee Stock Purchase Plan	2004	2003	2002

Expected life of purchase right	6 months	6 months	6 months
Volatility	77%	79%	70%
Risk-free interest rate	1.00% to 1.70%	0.99% to 1.51%	1.74% to 2.27%
Dividend yield	zero	zero	zero

      Foreign Currency: For foreign subsidiaries using the local currency as their functional currency, assets and liabilities are translated at exchange rates in effect at the balance sheet date and income and expenses are translated at average exchange rates. In addition, Solectron records adjustments to remeasure dollar denominated loans to subsidiaries that are permanent in nature. The effects of these adjustments are reported in other comprehensive loss. Exchange gains and losses arising from transactions denominated in a currency other than the functional currency of the entity involved and remeasurement adjustments for foreign operations where the U.S. dollar is the functional currency are included in operating results. To date, the effects of such transaction gains and losses and remeasurement adjustments on Solectron’s operations have not been material.

      Derivative Instruments: All derivative instruments are recorded on the balance sheet at fair value. If the derivative is designated as a cash flow hedge, the effective portion of changes in the fair value of the derivative is recorded in other comprehensive loss and is recognized in the statement of operations when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are immediately recognized in earnings. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings in the current period. For derivative instruments not designated as hedging instruments under SFAS No. 133, changes in fair values are recognized in operating results in the current period.

Recent Accounting Pronouncements:

      In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation (“FIN”) No. 46, “Consolidation of Variable Interest Entities (VIE),” (revised December 2003 by FIN No. 46R), which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN No. 46R, which was issued in December 2003, replaces FIN No. 46. Solectron is required to apply FIN No. 46R to variable interests in VIEs created after December 31, 2003. For variable interests in VIEs created before January 1, 2004, the Interpretation will be applied beginning on January 1, 2005. For any VIEs that must be consolidated under FIN No. 46R that were created before January 1, 2004, the assets, liabilities and non-controlling interests of the VIE initially would be measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change. If determining the carrying amounts is not practicable, fair value at the date FIN No. 46R first applies may be used to measure the assets, liabilities and non-controlling interest of the VIE. Management believes the adoption of FIN No. 46R will not have a material impact on Solectron’s consolidated financial position, results of operations or cash flows as Solectron does not have any interest in VIEs.

      In December 2003, the SEC issued Staff Accounting Bulletin No. 104 (“SAB 104”), “Revenue Recognition.” SAB 104 supercedes SAB 101, “Revenue Recognition in Financial Statements.” The primary purpose of SAB 104 is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, superceded as a result of the issuance of Emerging Issues Task Force (EITF) Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” Additionally, SAB 104 rescinds the SEC’s Revenue Recognition in Financial Statements Frequently Asked Questions and Answers (“the FAQ”) issued with SAB 101 that had been codified in Topic 13, Revenue Recognition. Selected portions of the FAQ have been incorporated into SAB 104. While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104. The adoption of SAB 104 did not have a material impact on Solectron’s consolidated financial position, results of operations or cash flows.

      In March 2004, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” EITF 03-1 provides guidance on other-than-temporary impairment models for marketable debt and equity securities accounted for under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and SFAS No. 124, “Accounting for Certain Investments Held by Not-for-Profit Organizations,” and non-marketable equity securities accounted for under the cost method. The EITF developed a basic three-step model to evaluate whether an investment is other-than-temporarily impaired. On September 30, 2004, the FASB approved the issuance of FASB Staff Position (FSP) EITF 03-1-1, which delays the effective date until additional guidance is issued for the application of the recognition and measurement provisions of EITF 03-1 to investments in securities that are impaired. Solectron does not expect the adoption of EITF 03-1 to have a material effect on its consolidated financial position, results of operations or cash flows.

      In September 2004, the EITF reached a consensus on Issue No. 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share.” EITF 04-8 requires that all issued securities that have embedded conversion features that are contingently exercisable upon the occurrence of a market-price condition should be in the calculation of diluted earnings per share, regardless of whether the market price trigger has been met. EITF 04-8 will become effective in the period when the proposed amendment to SFAS No. 128, “Earnings per Share”, becomes effective. The adoption of EITF 04-8 will not materially impact Solectron’s diluted earnings per share.

      Reclassifications: Beginning in fiscal 2003, Solectron classified certain expense items differently than in prior periods. Solectron has revised prior period consolidated financial information to conform the expense classifications to the current presentation. None of these reclassifications had any impact on net loss or net loss per share for the periods presented. These reclassifications are:

1. In fiscal 2003, Solectron began reporting other income and expense items as a separate line item rather than including such items in selling, general and administrative expenses. Accordingly, Solectron reclassified other income of $29.1 million from selling, general and administrative expenses to other income-net and $75.7 million of gains on retirement of debt from a separate non-operating line item to other (expense) income-net in fiscal 2002.

2. In fiscal 2003, Solectron classified certain items in cost of sales that in previous periods were included in selling, general and administrative expenses. Accordingly, Solectron reclassified $23.2 million from selling, general and administrative expenses to cost of sales in fiscal 2002.

      In addition, Solectron classified research and development costs differently than in prior periods. Solectron now classifies research and development costs as selling, general and administrative expense. Previously, research and development costs was a separate line item on the consolidated statements of operations. Solectron has revised prior year consolidated financial information to conform the expense classifications to the current presentation. Selling, general and administrative expense now includes $24.1 million, $25.4 million and $18.5 million of research and development expenses for fiscal 2004, 2003 and 2002, respectively.

Note 2.	Cash, Cash Equivalents and Short-term Investments

      Cash, cash equivalents and short-term investments (related to continuing operations and including restricted amounts) as of August 31, 2004 and 2003, consisted of the following (in millions):

	Cash and Cash	Short-Term
August 31, 2004	Equivalents	Investments

Cash	$521.5	$—
Money market funds	908.5	—

Total	$1,430.0	$—

August 31, 2003

Cash	$713.2	$19.9
Money market funds	543.5	—
Market auction securities	—	21.9
Corporate obligations	210.9	5.6

Total	$1,467.6	$47.4

      Restricted cash, cash equivalents and short-term investments are restricted as collateral for specified obligations under certain lease agreements. Short-term investments are carried at fair market value, which approximates cost. Realized and unrealized gains and losses for the fiscal years ended August 31, 2004 and 2003 were not significant.

Note 3.	Inventories

      Inventories related to continuing operations as of August 31, 2004 and 2003, consisted of the following (in millions):

	August 31	August 31
	2004	2003

Raw materials	$994.4	$906.4
Work-in-process	224.0	220.4
Finished goods	238.8	200.5

Total	$1,457.2	$1,327.3

Note 4.	Property and Equipment

      Property and equipment related to continuing operations as of August 31, 2004 and 2003, consisted of the following (in millions):

	August 31	August 31
	2004	2003

Land	$85.2	$82.1
Building and improvements	410.5	389.2
Leasehold improvements	97.8	100.0
Furniture, fixtures, equipment and other	743.9	832.3
Computer equipment and software	326.3	317.9

	1,663.7	1,721.5
Less accumulated depreciation and amortization	937.1	939.6

Property and equipment, net	$726.6	$781.9

      Solectron reclassified $34.6 million from furniture, fixtures, equipment and other and $16.7 million from construction-in-process to $24.5 million in land, $23.0 million in buildings and improvement, and $3.8 million in computer equipment and software at August 31, 2003 to conform to the current year presentation.

Note 5.	Lines of Credit

      As of August 31, 2004, Solectron had available a $500 million revolving credit facility that expires on August 20, 2007. In August 2004, this revolving credit facility was secured. It amends and updates the previous $250 million credit facility. The revolving credit facility is guaranteed by certain domestic subsidiaries and secured by the pledge of domestic accounts receivable, inventory and equipment, the pledge of equity interests in certain subsidiaries and notes evidencing intercompany debt. Borrowings under the credit facility bear interest, at Solectron’s option, at the London Interbank offering rate (LIBOR) plus a margin of 2.25% based on Solectron’s current senior unsecured debt ratings, or the higher of the Federal Funds Rate plus  1/2 of 1% or Bank of America N.A.’s publicly announced prime rate. As of August 31, 2004, there were no borrowings outstanding under this facility. Solectron is subject to compliance with certain financial covenants set forth in these facilities including, but not limited to, capital expenditures, cash interest coverage, and leverage. Solectron was in compliance with all applicable covenants as of August 31, 2004.

      In addition, Solectron had $32.1 million in committed and $176.6 million in uncommitted foreign lines of credit and other bank facilities as of August 31, 2004 relating to continuing operations. A committed line of credit obligates a lender to loan Solectron amounts under the credit facility as long as the terms of the credit agreement were adhered to. An uncommitted line of credit is extended to Solectron at the sole discretion of a lender. The interest rates range from the bank’s prime lending rate to the bank’s prime rate plus 1.0%. As of August 31, 2004, borrowings and guaranteed amounts were $5.4 million under committed and $12.1 million under uncommitted foreign lines of credit. Borrowings on all these facilities are payable on demand. As of August 31, 2004, borrowing and guaranteed amounts of committed and uncommitted foreign lines of credit of $10.6 million and $6.9 millions are recorded in short-term debt and accounts payable, respectively, in the consolidated balance sheets. The weighted-average interest rate was 3.8% for committed and 2.4% for uncommitted foreign lines of credit as of August 31, 2004.

Note 6.	Long-term Debt

      Long-term debt related to continuing operations at August 31, 2004 and 2003, consisted of the following (in millions):

	2004	2003

9.625% senior notes, face value of $500.0, fair values of $551.3 in 2004 and $532.5 in 2003, due 2009	$519.4	$516.4
0.5% convertible senior notes, face value of $450.0, fair value of $389.8 due 2034	450.0	—
7.375% senior notes, face value of $150.0, fair values of $156.4 in 2004 and $152.3 in 2003, due 2006	150.0	149.9
7.25% adjustable conversion-rate equity securities, face value of $64.3 and $1,100.0, 2,570,798 units outstanding in 2004 and 44,000,000 in 2003 fair values of $65.0 in 2004 and $723.6 in 2003, due 2006	63.0	1,081.6
2.75% zero-coupon convertible senior notes, face values of $15.2 and $15.9 fair values of $9.9 in 2004 and $9.0 in 2003, due 2020	9.9	10.1
3.25% zero-coupon convertible senior notes, face values of $5.0 and $1,622.6, fair values of $3.0 in 2004 and $912.7 in 2003, due 2020	3.0	—	*
Other, fair values of $26.1 and $59.6	26.1	59.6

Total long-term debt	$1,221.4	$1,817.6

*	As of August 31, 2003, remaining carrying amount of $931 million was classified in short-term debt as the holders of these notes had the right to require Solectron to repurchase them on May 20, 2004

9.625% Senior Notes

      On February 8, 2002, Solectron issued an aggregate principal amount of $500 million of 9.625% senior notes due 2009. Solectron is required to pay interest on the notes in cash on February 15 and August 15 of each year. The indenture governing the terms of these notes contains restrictive provisions, which limit Solectron and its subsidiaries from making distributions on their capital stock, investments, incurring debt, issuing preferred stock and engaging in assets sales, among other provisions. As of August 31, 2004, the carrying amount of the notes was $498.0 million and the $21.4 million fair market value of the interest rate swap (See Note 7, “Financial Instruments”) were classified as long-term debt. Additionally, Solectron was in compliance with the restrictive provisions of the indenture at August 31, 2004.

0.5% Convertible Senior Notes due 2034

      On February 17, 2004, Solectron issued $450 million of convertible senior notes, or 450,000 notes in $1,000 denomination, to qualified buyers in reliance on Rule 144A under the Securities Act. The notes are unsecured and unsubordinated indebtedness of Solectron and will mature on February 15, 2034. The notes are convertible into shares of common stock of Solectron at any time prior to maturity, redemption or repurchase by Solectron, if (1) the price of our common stock issuable upon conversion of a note reaches 120% of the conversion price of the notes, or $11.60, (2) the notes have been called for redemption, (3) specified corporate transactions occur, or (4) the trading price of the notes fall below 95% of the average conversion value. The initial conversion rate is 103.4468 shares per each $1,000 principal amount of notes, subject to adjustment in certain circumstances. This is equivalent to a conversion price of approximately $9.67 per share.

      Interest on the notes will be paid on February 15 and on August 15 of each year. On or after February 20, 2011, Solectron will have the option to redeem all or a portion of the notes that have not been previously purchased, repurchased or converted, at 100% of the principal amount of the notes to be redeemed plus accrued and unpaid interest and liquidated damages owed, if any, up to, but excluding, the date of the purchase. Holders of the notes may require Solectron to purchase all or a portion of the notes for cash on each of February 15, 2011, 2014, 2019, 2024, and 2029 at a price equal to 100% of the principal amount of the notes to be repurchased plus accrued and unpaid interest, and liquidated damages owed, if any, up to, but excluding, the date of repurchase. Holders will have the option, subject to certain conditions, to require Solectron to repurchase any notes held by such holder in the event of a

“change in control”, as defined, at a price of 100% of the principal amount of the notes plus accrued and unpaid interest and liquidated damages owed, if any, up to, but excluding, the date of repurchase.

      The net proceeds of $436.5 million were applied to repurchase Solectron’s 3.25% LYONs indebtedness on May 20, 2004. As of August 31, 2004, the carrying amount of the notes of $450.0 million was classified as long-term debt.

7.375% Senior Notes

      In March 1996, Solectron issued $150 million aggregate principal amount of senior notes. These notes are in denominations and have a maturity value of $1,000 each and are due on March 1, 2006. Interest is payable semiannually at a rate of 7.375% per annum. The notes may not be redeemed prior to maturity. As of August 31, 2004, the carrying amount of the notes of $150.0 million was classified as long-term debt.

Adjustable Conversion-Rate Equity Securities (ACES)

      In fiscal 2002, Solectron closed its public offering of $1.1 billion, or 44 million units, of 7.25% ACES. Each ACES unit has a stated amount of $25.00 and consists of (a) a contract requiring the holder to purchase, for $25.00, a number of shares of Solectron common stock to be determined on November 15, 2004, based on the average trading price of Solectron’s common stock at that time and certain specified settlement rates ranging from 2.1597 shares of Solectron’s common stock per purchase contract to 2.5484 shares of Solectron’s common stock per purchase contract (subject to certain anti-dilution adjustments); and (b) a $25 principal amount of 7.25% subordinated debenture due 2006. Solectron received gross proceeds of approximately $1.1 billion from the transaction. Solectron allocated $46.9 million to the fair value of the purchase contracts and recorded this amount in additional paid-in capital. The debentures initially were held and pledged for Solectron’s benefit to secure the holders’ obligation to purchase Solectron’s common stock on November 15, 2004.

      On May 12, 2004, Solectron finalized the early settlement of 41.4 million units of its outstanding 7.25% ACES for 2.5484 shares of common stock and $1.97 in cash per unit (includes $0.44 in cash per unit for accrued interest as of the settlement date). As a result of the ACES early settlement offer, Solectron issued 105.6 million shares of common stock at a fair market value of $1.0 billion and recorded a $77.7 million loss in other (expense) income — net.

      On August 15, 2004, the remaining ACES debentures were remarketed and the interest rate was reset at 7.97% which had no financial statement impact. The proceeds from the remarketing will be used to satisfy the holders’ obligation to purchase Solectron’s common stock in November 2004. As of August 31, 2004, the remaining carrying amount of these ACES of $63.0 million was classified as long-term debt.

Liquid Yield Option Notes (LYONs)

      In November 2000, Solectron issued 2.9 million LYONs at an issue price of $524.78 per note, which resulted in gross proceeds to Solectron of approximately $1.5 billion. These notes are unsecured and unsubordinated indebtedness of Solectron. Solectron will pay no interest prior to maturity. Each note yields 3.25% with a maturity value of $1,000 on November 20, 2020. Each note is convertible to common shares at any time by the holder at a conversion rate of 11.7862 shares per note. Holders may require Solectron to purchase all or a portion of their notes on May 20, 2004, November 20, 2005 and November 20, 2010, at prices of $587.46, $616.57 and $724.42 per note, respectively, payable in cash or common stock at the option of Solectron. Also, each holder had the right to require Solectron to repurchase all or a portion of such holder’s notes if a change in control of Solectron occurred on or before May 20, 2004. On May 20, 2004, Solectron repurchased approximately 1.6 million LYONs for a total of $950.2 million in cash. As of August 31, 2004, 5,000 LYONs remain outstanding at a carrying value of approximately $3.0 million.

      In May 2000, Solectron issued 4.025 million LYONs at an issue price of $579.12 per note, which resulted in gross proceeds to Solectron of approximately $2.3 billion. These notes are unsecured and unsubordinated indebtedness of Solectron. Solectron will pay no interest prior to maturity. Each note has a yield of 2.75% with a maturity value of $1,000 on May 8, 2020. Each note is convertible at any time by the holder to common shares at a conversion rate of 12.3309 shares per note. Holders are able to require Solectron to purchase all or a portion of their notes on May 8, 2003 and 2010, at prices of $628.57 and $761.00 per note, respectively. Also, each holder was able to require Solectron to repurchase all or a portion of such holder’s notes upon a change in control of Solectron occurring on or before May 8, 2003. Solectron, at its option, may redeem all or a portion of the notes at any time on or after May 8, 2003. During the first quarter of fiscal 2003, Solectron repurchased a portion of these LYONs with a carrying amount totaling $11.5 million for $11.2 million in cash, which resulted in no significant gain or loss. On March 31, 2003, Solectron announced its intention to repurchase any 2.75% LYONs put to it with cash on May 8, 2003. Accordingly, Solectron repurchased $514.2 million of these LYONs with cash during the third quarter of fiscal 2003 resulting in no significant gain or loss. Issuance costs were fully amortized as of May 8, 2003. During fiscal 2002, Solectron repurchased a portion of these LYONs with a carrying amount totaling approximately $1.9 billion for approximately $1.8 billion in cash which resulted in a gain of $63 million. As of August 31, 2004, 15,217 LYONs remain outstanding at a carrying value of approximately $9.9 million.

      The aggregate annual maturities of long-term debt related to continuing operations are as follows (in millions):

Years Ending August 31:

2006	$170.9
2007	71.0
2008	—
2009	519.4
2010	10.0
Thereafter	450.1

Total	$1,221.4

Note 7.	Financial Instruments

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

Derivatives

      Solectron enters into foreign exchange forward contracts intended to reduce the short-term impact of foreign currency fluctuations on foreign currency receivables, investments and payables. The gains and losses on the foreign exchange forward contracts are intended to largely offset the transaction gains and losses on the foreign currency receivables, investments, and payables recognized in operating results. Solectron does not enter into foreign exchange forward contracts for speculative purposes. Solectron’s foreign exchange forward contracts related to current assets and liabilities are generally three months or less in original maturity.

      As of August 31, 2004, Solectron had outstanding foreign exchange forward contracts with a total notional amount of approximately $665.5 million related to continuing operations.

      Solectron uses interest rate swaps to hedge its mix of short-term and long-term interest rate exposures resulting from Solectron’s debt obligations. As of August 31, 2004, Solectron had interest rate swaps outstanding under which it pays variable rates and receives fixed rates. The interest rate swaps have a total notional amount of $500 million, relating to the 9.625% $500 million senior notes expiring on February 15, 2009. Under the swap transactions, Solectron pays an interest rate equal to the 3-month LIBOR rate plus a fixed spread. In exchange, Solectron receives a fixed interest rate of 9.625% on the $500 million. The swaps effectively replace the fixed interest rate that the Company must pay on all its 9.625% senior notes with variable interest rate. The swaps are designated as fair value hedges under SFAS No. 133.

      The fair value of the outstanding derivatives referred to above was not significant.

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

      During fiscal 2004, Solectron settled another $500 million swap contract related to the $1.1 billion ACES at the time of the early settlement of the ACES debentures. The settlement of that swap contract resulted in a gain of approximately $5.6 million, which was recorded in other (expense) income — net.

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

Synthetic Leases

      Solectron has synthetic lease agreements relating to four manufacturing sites related to continuing operations. The synthetic leases have expiration dates in August 2007. At the end of the lease terms, Solectron has an option, subject to certain conditions, to purchase or to cause a third party to purchase the facilities subject to the synthetic leases for the “Termination Value,” which approximates the lessor’s original cost for each facility, or may market the property to a third party at a different price. Solectron is entitled to any proceeds from a sale of the properties to third parties in excess of the Termination Value and is liable to the lessor for any shortfall not to exceed 85% of the Termination Value. Solectron has provided loans to the lessor equaling approximately 85% of the Termination Value for each synthetic lease. These loans are repayable solely from the sale of the properties to third parties in the future, are subordinated to the amounts payable to the lessor at the end of the synthetic leases, and may be credited against the Termination Value payable if Solectron purchases the properties. The approximate aggregate Termination Values and loan amounts were $101.3 million and $86.1 million, respectively, as of August 31, 2004.

      In addition, cash collateral of $15.2 million is pledged for the difference between the aggregate Termination Values and the loan amounts. Each lease agreement contains various affirmative and financial covenants. A default under a lease, including violation of these covenants, may accelerate the termination date of the arrangement. Effective August 31, 2004, Solectron amended its cash interest coverage and leverage covenants, and eliminated its minimum cash, minimum tangible net worth, and minimum liquidity covenants. Solectron was in compliance with all applicable covenants as of August 31, 2004. Monthly lease payments are generally based on the Termination Value and 30-day LIBOR index (1.49% as of August 31, 2004) plus an interest-rate margin, which may vary depending upon Solectron’s Moody’s Investors’ Services and Standard and Poor’s ratings and are allocated between the lessor and Solectron based on the proportion of the loan amount to the Termination Value for each synthetic lease.

      Solectron accounts for these synthetic lease arrangements as operating leases in accordance with SFAS No. 13, “Accounting for Leases,” as amended. Solectron’s loans to the lessor and cash collateral were included in other long-term assets and restricted cash, restricted cash equivalents and restricted short-term investments, respectively, in the consolidated balance sheets.

      During fiscal 2004, Solectron determined that it is probable that the expected fair value of the properties under the synthetic lease agreements will be less than the Termination Value at the end of the lease term. The expected shortfall of $14.9 million is being recognized on a straight-line basis over the remaining lease term, beginning June 1, 2004.

Future Minimum Lease Obligations

      Future minimum payments for operating lease obligations related to continuing operations, including the synthetic leases discussed above, are as follows:

	Total	FY05	FY06	FY07	FY08	FY09	Thereafter

Operating lease	197.6	57.5	35.1	28.3	17.7	14.0	45.0

      Rent expense was $95.5 million, $103.7 million and $120.0 million for fiscal 2004, 2003 and 2002, respectively. Sublease income will not have a significant impact on these amounts.

Related Party Guarantees

      Solectron extends guarantees of $83.0 million in favor of vendors that supply the company’s subsidiaries. These guarantees have various expiration terms. In addition, Solectron guarantees used and unused lines of credits and debt for its own subsidiaries totaling $208.7 million as of August 31, 2004. Solectron also guarantees performance of certain subsidiaries in various transactions such as leases totaling $108.6 million as of August 31, 2004.

Legal Proceedings

      Solectron is from time to time involved in various litigation and legal matters, including the one described below. By describing the particular matter set forth below, Solectron does not intend to imply that it or its legal advisors have concluded or believe that the outcome of this particular matter is or is not likely to have a material adverse impact upon Solectron’s business or consolidated financial condition and results of operations.

      On March 6, 2003, a putative shareholder class action lawsuit was filed against Solectron and certain of its officers in the United States District Court for the Northern District of California alleging claims under Section 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 10b-5 promulgated thereunder. The case is entitled Abrams v. Solectron Corporation et al., Case No. C-03-0986 CRB. The complaint alleged that the defendants issued false and misleading statements in certain press releases and SEC filings issued between September 17, 2001 and September 26, 2002. In particular, plaintiff alleged that the defendants failed to disclose and to properly account for excess and obsolete inventory in the former Technology Solutions business unit during the relevant time period. Additional complaints making similar allegations were subsequently filed in the same court, and pursuant to an order entered June 2, 2003, the Court appointed lead counsel and plaintiffs to represent the putative class in a single consolidated action. The Consolidated Amended Complaint, filed September 8, 2003, alleges an expanded class period of June 18, 2001 through September 26, 2002, and purports to add a claim for violation of Section 11 of the Securities Act of 1933, as amended (the “Securities Act”), on behalf of a putative class of former shareholders of C-MAC Industries, Inc., who acquired Solectron stock pursuant to the October 19, 2001 Registration Statement filed in connection with Solectron’s acquisition of C-MAC Industries, Inc. In addition, while the initial complaints focused on alleged inventory issues at the former Technology Solutions business unit, the Consolidated Amended Complaint adds allegations of inadequate disclosure and failure to properly account for excess and obsolete inventory at Solectron’s other business units. The complaint seeks an unspecified amount of damages on behalf of the putative class. Solectron believes the complaint to be without merit, and that it has valid defenses to the plaintiffs’ claims. There can be no assurance, however, that the outcome of the lawsuit will be favorable to Solectron or will not have a material adverse effect on Solectron’s business, consolidated financial condition and results of operations. In addition, Solectron may be forced to incur substantial litigation expenses in defending this litigation.

Note 9.	Retirement Plans

      Solectron has various retirement plans that cover a significant number of its eligible worldwide employees. The Company sponsors a 401(k) Plan to provide retirement benefits for its United States employees. This Plan provides for tax-deferred salary deductions for eligible employees. Employees may contribute between 1% to 15% of their annual compensation to this Plan, limited by an annual maximum amount as determined by the Internal Revenue Service. The Company also makes discretionary matching contributions, which vest immediately, as periodically determined by its Board of Directors. The Company’s matching contributions to this plan related to continuing operations totaled $6.4 million, $8.3 million, and $8.9 million, respectively, in fiscal 2004, 2003 and 2002.

      In addition, certain of the Company’s non-United States employees are covered by various defined benefit and defined contribution plans. Solectron’s expenses for these plans related to continuing operations totaled $2.3 million, $3.9 million and $2.9 million in fiscal 2004, 2003 and 2002, respectively.

Note 10.	Income Taxes

      The components of income taxes (benefit) from continuing operations for the fiscal periods included in this report are as follows (in millions):

	2004	2003	2002

Current:
Federal	$4.0	$21.5	$(171.9)
State	2.7	3.2	3.3
Foreign	3.2	14.0	15.1

	9.9	38.7	(153.5)

Deferred:
Federal	—	439.7	(212.0)
State	—	63.5	(53.5)
Foreign	(10.2)	(9.8)	(30.0)

	(10.2)	493.4	(295.5)

Total	$(0.3)	$532.1	$(449.0)

      The overall effective income tax rate (expressed as a percentage of consolidated financial statement loss from continuing operations and before income taxes) varied from the United States statutory income tax rate for all fiscal years presented as follows:

	2004	2003	2002

Federal tax rate	35.0%	35.0%	35.0%
State income tax, net of federal tax benefit	(1.1)	(1.7)	0.9
Income of international subsidiaries taxed at different rates	17.8	(11.8)	(0.7)
Tax holiday	29.7	0.4	1.6
Nondeductible goodwill and other permanent items	(7.0)	(3.5)	(18.5)
Loss for which no benefit is currently realized	(79.3)	(20.8)	(5.5)
Change in beginning valuation allowance	6.6	(19.0)	—
Other	(1.6)	—	—

Effective income tax rate	0.1%	(21.4)%	12.8%

      The tax effects of temporary differences from continuing operations that gave rise to significant portions of deferred tax assets and liabilities as of August 31, 2004 and 2003 were as follows (in millions):

	2004	2003

Deferred tax assets:
Accruals and allowances	$66.6	$79.5
State income tax	62.2	52.0
Acquired intangible assets	445.0	487.4
Depreciation	2.3	—
Net operating loss carryforward and credits	908.4	732.3
Restructuring accruals	28.3	34.3
Capital loss carryover	180.5	—
Other	14.9	32.6

Deferred tax assets	1,708.2	1,418.1
Valuation allowance	(1,619.8)	(1,362.3)

Total deferred tax assets	$88.4	$55.8

Deferred tax liabilities:
Depreciation	$(26.4)	$(9.4)
Other	(3.8)	—

Total deferred tax liabilities	(30.2)	(9.4)

Net deferred tax assets	$58.2	$46.4

      Deferred tax assets, net of valuation allowance, were recorded in other current assets and other assets in the accompanying consolidated balance sheet. Deferred tax liabilities were recorded in their current liabilities and other liabilities. Income taxes payable of $162.4 million and $125.4 million is included in other current liabilities as of August 31, 2004 and 2003, respectively.

      The Company has U.S. federal net operating losses arising from continuing operations in its U.S. consolidated group of approximately $1,413.0 million. The net operating losses, if not utilized, will expire in 2021 through 2024.

      The Company also has U.S. federal capital loss carryforwards from continuing operations in its U.S. consolidated group of approximately $515.9 million. Capital loss carryforwards may only offset capital gains realized in future years. The capital loss, if not utilized, will expire in 2009.

      As a result of various business acquisitions, the Company had acquired additional U.S. federal net operating losses arising from continuing operations from U.S. subsidiaries totaling approximately $91.1 million, which will expire if not utilized beginning in 2004 through 2021. The annual utilization of these net operating losses is limited under the “ownership change” provisions of the U.S. Internal Revenue Code.

      The Company also has California state net operating losses in its unitary group from continuing operations of approximately $492.2 million, which will expire if not utilized in 2011 through 2014.

      The Company has net operating loss carryforwards in various foreign jurisdictions. A summary of significant foreign net operating loss carryforwards follows (in millions):

Jurisdiction	Amount	Expiration

Australia	$52.4	Indefinite
Brazil	124.9	Indefinite
Canada	59.9	2005 - 2010
France	312.5	2005 - 2009
Germany	43.7	Indefinite
Hungary	61.7	Indefinite
Japan	95.0	2006 - 2009
Mexico	72.2	2008 - 2014
Netherlands	161.1	Indefinite
Romania	79.0	2005 - 2009
United Kingdom	136.9	Indefinite
Other	51.0	Various

      Management has determined that a valuation allowance in the amount of approximately $1.6 billion is required with respect to deferred tax assets. Management believes that it is more likely than not that the remaining deferred tax assets will be realized, principally through carrybacks to taxable income in prior years. In the event the tax benefits relating to the valuation allowance are realized, $13.4 million would be credited to other comprehensive loss.

      Worldwide income (loss) from continuing operations before taxes for all fiscal years presented consisted of the following (in millions):

	2004	2003	2002

U.S.	$(373.4)	$(304.0)	$(3,823.3)
Non-U.S.	121.3	(2,183.7)	303.5

Total	$(252.1)	$(2,487.7)	$(3,519.8)

      Cumulative undistributed earnings of the international subsidiaries amounted to $864.9 million as of August 31, 2004, all of which is intended to be permanently reinvested. The amount of deferred income tax liability that would result had such earnings been repatriated is estimated to be approximately $262.3 million which would be absorbed by a corresponding reversal in valuation allowance.

      Solectron has been granted a tax holiday for its Malaysian sites which is effective through January 31, 2012, subject to certain conditions. In addition, Solectron has been granted a tax holiday for certain manufacturing operations in Singapore which is effective through March 31, 2011, subject to certain conditions including maintaining certain levels of research and development expenditures. Solectron has also been granted various tax holidays in China, which are effective for various terms and are subject to certain conditions. The net impact of these tax holidays was to decrease local country taxes by $65.9 million in 2004, $40.5 million in 2003, and $34.0 million in 2002.

      Solectron has established contingency reserves for income taxes in various jurisdictions in accordance with SFAS No. 5 “Accounting for Contingencies”. The estimate of appropriate tax reserves is based upon the amount of prior tax benefit which might be at risk upon audit and upon the reasonable estimate of the amount at risk. Solectron periodically reassesses the amount of such reserves and adjusts reserve balances as necessary.

Note 11.	Stockholders’ Equity

Stock Option Plans

      Solectron’s stock option plans provide for grants of options to employees to purchase common stock at the fair market value of such shares on the grant date. The options vest monthly over a four-year period beginning generally on the grant date. The term of the options is five years for options granted prior to January 12, 1994, seven years for options granted prior to September 20, 2001, and ten years for options granted thereafter. In connection with the acquisitions of Force, SMART, Bluegum, Centennial Technologies, C-MAC and Iphotonics, Solectron assumed all options outstanding under the related companies’ option plans. Options under these plans generally vest over periods ranging from immediately to five years from the original grant date and have terms ranging from two to ten years. In the table contained herein, these options are considered granted in the year the acquisition occurred. A summary of stock option activity under the plans for all fiscal years is presented as follows (in millions, except per-share data):

      A summary of stock option activity under the plans for all fiscal years is presented as follows (in millions, except per-share data):

	2004		2003		2002

		Weighted		Weighted		Weighted
	Number	Average	Number	Average	Number	Average
	of	Exercise	of	Exercise	of	Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding, beginning of year	64.0	$14.30	63.2	$18.50	47.9	$22.61
Granted	18.0	$5.06	21.3	$3.73	26.1	$10.40
Exercised	(5.7)	$3.11	(0.3)	$3.54	(3.1)	$6.02
Cancelled	(22.5)	$15.52	(20.2)	$16.43	(7.7)	$21.92

Outstanding, end of year	53.8	$12.05	64.0	$14.30	63.2	$18.50

Exercisable, end of year	29.7	$17.88	37.5	$18.20	36.4	$17.64

Weighted-average fair value of options granted at market value during the year		$3.04		$2.25		$6.97
Weighted-average fair value of options granted below market value during the year		$5.62		$3.89		—

      Information regarding the stock options outstanding at August 31, 2004, is summarized in the table below (in millions, except number of years and per-share data).

	Outstanding			Exercisable

		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Range of	Number of	Contractual	Exercise	Number of	Exercise
Exercise Price	Shares	Life	Price	Shares	Price

$1.09 - $3.77	6.9	8.12 years	$3.59	3.0	$3.53
$3.99 - $4.24	6.2	8.42 years	$4.06	2.3	$4.05
$4.30 - $4.95	0.6	7.97 years	$4.70	0.3	$4.60
$5.01 - $5.09	7.5	9.80 years	$5.09	0.3	$5.09
$5.13 - $5.81	5.7	9.15 years	$5.58	1.3	$5.55
$5.96 - $9.98	3.0	7.62 years	$6.79	1.2	$7.48
$10.29 - $10.29	7.2	7.07 years	$10.29	5.4	$10.29
$10.34 - $13.81	5.4	1.68 years	$12.20	5.2	$12.23
$14.25 - $35.03	7.1	3.05 years	$25.96	6.6	$26.36
$35.31 - $51.67	4.2	2.92 years	$43.00	4.1	$43.02

$1.09 - $51.67	53.8	6.60 years	$12.05	29.7	$17.88

      A total of 50.7 million shares of common stock were available for grant under Solectron’s stock option plans as of August 31, 2004.

      An initial option is granted to each new outside member of Solectron’s Board of Directors to purchase 20,000 shares of common stock at the fair value on the date of the grant. On December 1 of each year, each outside member is granted an additional option to purchase 20,000 shares of common stock at the fair market value on such date. These options vest over one year and have a term of seven years.

Employee Stock Purchase Plan

      Under Solectron’s Employee Stock Purchase Plan, employees meeting specific employment qualifications are eligible to participate and can purchase shares semi-annually through payroll deductions at the lower of 85% of the fair market value of the stock at the commencement or end of the offering period. The Purchase Plan permits eligible employees to purchase common stock through payroll deductions for up to 10% of qualified compensation. As of August 31, 2004, approximately 15.0 million shares were available for issuance under the Purchase Plan.

      The weighted average fair value of the purchase rights granted by Solectron in fiscal 2004, 2003 and 2002 was $2.19, $1.37, and $5.13, respectively.

Common Stock Issuance

      On May 12, 2004, Solectron issued 17.1 million shares of common stock at a price of $4.775 per share for total net proceeds of $81.7 million. These net proceeds of $81.7 million in part, along with an additional common stock issuance of 105.6 million shares, were used to early settle approximately 94% of the 7.25% ACES debentures. See Note 6, “Long-Term Debt”, for further discussion of the early settlement of the 7.25% ACES debentures.

Restricted Stock Awards and Discounted Stock Options

      During fiscal 2003, Solectron issued restricted stock awards up to 1.4 million shares of common stock to certain eligible executives. These restricted shares are not transferable until fully vested and are subject to the Company Repurchase Option for all unvested shares upon certain early termination events and also subject to accelerated vesting in certain circumstances. Compensation expense resulting from the difference between the market value on the date of the restricted stock award granted and the purchase price is being amortized over the vesting period and was $2.5 million and $1.4 million during the fiscal years 2004 and 2003, respectively.

      During fiscal 2004 and 2003, Solectron also issued 0.7 million and 0.5 million shares, respectively, to certain eligible executives at a price below the market value on the day of the stock option grant. Compensation expense resulting from the difference between the market value on the date of the discounted stock options grant and the purchase price is being amortized over the vesting period and is not significant.

Stock Repurchase

      On September 17, 2001, Solectron’s board of directors authorized a $200 million stock repurchase program. During the first fiscal quarter of 2002, Solectron repurchased 442,200 shares of its common stock at an average price of $10.10 for approximately $4.5 million. There have been no repurchases since then. The stock repurchase program is subject to certain loan covenants.

Note 12.	Segment and Geographic Information

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

      Prior to fiscal 2004, the Company had the following four reportable segments: Global Operations, Technology Solutions, Global Services and MicroSystems. Following a comprehensive review of its business strategy, Solectron committed to a plan to divest a number of business operations (see also Note 16, “Discontinued Operations”, for a discussion of divesting activities). As a result, Solectron has divested a majority of the assets in the Global Services, Technology Solutions, and MicroSystems reportable segments. The assets which were divested are reported as discontinued operations.

      Starting in the first quarter of fiscal 2004, Solectron realigned to a more integrated organizational structure in order to appropriately manage the continuing operations. The Company is now organized into a single operating segment (Worldwide Operations) in order to deliver integrated solutions to its customers. Worldwide Operations consists of manufacturing and post-manufacturing services and is supported by the following functions — Design and Engineering Services; Sales and Account Management; Strategy and Marketing; Finance; and Human Resources.

      Solectron’s chief operating decision maker is the Chief Executive Officer. As a result of Solectron’s organizational realignment, the Chief Executive Officer evaluates financial information on a company-wide basis for purposes of making decisions and assessing financial performance. Accordingly, Solectron revised its presentation of reportable segments from four to one to reflect how the Company now manages its business.

      Geographic information for continuing operations as of and for the periods presented is as follows (in millions):

	Years Ended August 31

	2004	2003	2002

Geographic net sales:
United States	$3,219.4	$3,217.7	$3,415.8
Other North and Latin America	1,836.2	1,358.7	1,735.7
Europe	1,667.4	1,590.4	1,840.7
Malaysia	1,853.4	1,455.0	1,410.1
China	1,914.6	1,091.3	853.9
Other Asia Pacific	1,147.3	1,115.2	1,482.5

	$11,638.3	$9,828.3	$10,738.7

      Geographic net sales are attributable to the country in which the product is manufactured.

	August 31	August 31
	2004	2003

Long-lived assets:
United States	$277.8	$327.0
Other North and Latin America	182.8	224.9
Europe	145.6	203.9
Asia Pacific	330.1	346.9

	$936.3	$1,102.7

Note 13.	Major Customers

      Net sales from continuing operations to major customers as a percentage of consolidated net sales were as follows:

	Years Ended August 31

	2004	2003	2002

Cisco Systems	13.2%	11.9%	11.6%
Nortel Networks	*	12.9%	15.6%

*	less than 10%

      Solectron has concentrations of credit risk due to sales to these and other of Solectron’s significant customers. In particular, Nortel Networks accounted for approximately 15.2% of total accounts receivable related to continuing operations at August 31, 2003. As of August 31, 2004, there were no customers who accounted for greater than 10% of total accounts receivable related to continuing operations.

Note 14.	Restructuring

      Over the past years, Solectron has recorded restructuring and impairment costs as it rationalized operations in light of customer demand declines and the economic downturn. The measures, which included reducing the workforce, consolidating facilities and changing the strategic focus of a number of sites, was largely intended to align Solectron’s capacity and infrastructure to anticipated customer demand and transition our operations to lower cost regions. The restructuring and impairment costs include employee severance and benefit costs, costs related to leased facilities abandoned and subleased, impairment of owned facilities no longer used by Solectron which will be disposed, costs related to leased equipment that has been abandoned, and impairment of owned equipment that will be disposed. For owned facilities and equipment, the impairment loss recognized was based on the fair value less costs to sell, with fair value estimated based on existing market prices for similar assets. Severance and benefit costs and other costs associated with restructuring activities initiated prior to January 1, 2003 were recorded in compliance with EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity.” Severance and benefit costs associated with restructuring activities initiated on or after January 1, 2003 are recorded in accordance with SFAS No. 112, “Employer’s Accounting for Postemployment Benefits,” as Solectron concluded that it had a substantive severance plan. In accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, the estimated lease loss accrued for leased facilities abandoned and subleased after December 31, 2002 represents the fair value of the lease liability as measured by the present value of future lease payments subsequent to abandonment less the present value of any estimated sublease income. For those facilities abandoned and subleased before January 1, 2003, as part of restructuring activities under EITF Issue No. 94-3, the estimated lease loss represents payments subsequent to abandonment less any estimated sublease income. In order to estimate future sublease income, Solectron works with a real estate broker to estimate the length of time until it can sublease a facility and the amount of rent it can expect to receive. Estimates of expected sublease income could change based on factors that affect Solectron’s ability to sublease those facilities such as general economic conditions and the real estate market, among others.

      See also Note 15, “Goodwill and Intangible Assets,” for discussion of intangible asset and goodwill impairment charges.

Fiscal 2004

      During fiscal 2004, Solectron recorded restructuring and impairment charges (excluding intangible asset impairment charges) of $129.3 million related to continuing operations.

      In the fourth quarter of fiscal 2004, Solectron committed to a plan to incur approximately $20.0 million in new restructuring charges, of which Solectron recorded restructuring charges of approximately $19.0 million. These restructuring actions are to further consolidate facilities, reduce the workforce in Europe and North America and impair certain long-lived assets. These new restructuring actions will result in future savings in salaries and benefits and depreciation expense, and will result in cash expenditures of approximately $14.4 million. Solectron expects to complete this new plan by the end of fiscal 2005.

      The employee severance and benefit costs included in the 2004 restructuring charges previous to the above-mentioned plan relate to the elimination of approximately 2,100 full-time positions worldwide and all such positions have been eliminated under this plan. The positions eliminated were primarily in the Americas and European regions.

      Under both restructuring activities mentioned above, facilities and equipment subject to restructuring were primarily located in the Americas and Europe. For leased facilities that will be abandoned and subleased, the lease costs represent the present value of future lease payments subsequent to abandonment less estimated sublease income. For owned facilities and equipment, the impairment loss recognized was based on the fair value less costs to sell, with fair value based on estimates of existing market prices for similar assets.

      The other exit costs mainly represent program transfer activity between global operation sites, which are recorded as the charges are incurred.

      The following table summarizes restructuring charges for all restructuring plans during fiscal 2004 (in millions):

	2004	Nature

Loss on disposal of and impairment of equipment and facilities	$35.8	non-cash
Severance and benefit costs	27.0	cash
Net adjustment to equipment lease loss accrual	(3.0)	cash
Net adjustment to facility lease loss accrual	43.8	cash
Other exit costs	25.7	cash

Total	$129.3

Fiscal 2003

      The employee severance and benefit costs included in these restructuring charges relate to the elimination of approximately 9,500 full-time positions worldwide and all such positions have been eliminated under this plan. Approximately 57% of the positions eliminated were in the Americas region, 31% were in Europe and 12% were in Asia. Facilities and equipment subject to restructuring were primarily located in the Americas and Europe. For leased facilities that will be abandoned and subleased, the lease costs represent future lease payments subsequent to abandonment less estimated sublease income. For owned facilities and equipment, the impairment loss recognized was based on the fair value less costs to sell, with fair value based on estimates of existing market prices for similar assets. The other exit costs mainly represent program transfer activity between global operation sites, which are recorded as the charges are incurred.

      During fiscal 2003, Solectron recorded restructuring and impairment charges (excluding intangible asset and goodwill impairment charges) of $431.5 million related to continuing operations. The following table summarizes these charges (in millions):

	2003	Nature

Impairment of equipment	$47.7	non-cash
Impairment of facilities	77.8	non-cash
Impairment of other assets	26.9	non-cash

Impairment of equipment, facilities and others	$152.4
Severance and benefit costs	220.7	cash
Loss on leased equipment	2.2	cash
Loss on leased facilities	23.6	cash
Other exit costs	32.6	cash

Total	$431.5

Fiscal 2002

      The employee severance and benefit costs included in these restructuring charges relate to the elimination of approximately 15,000 full-time positions worldwide and all such positions have been eliminated under this plan. Approximately 69% of the positions eliminated were in the Americas region, 20% were in Europe and 11% were in Asia. The employment reductions primarily affected employees in manufacturing and back office support functions. Facilities and equipment subject to restructuring were primarily located in the Americas and Europe. For leased facilities that will be abandoned and subleased, the lease costs represent future lease payments subsequent to abandonment less estimated sublease income. For owned facilities and equipment, the impairment loss recognized was based on the fair value less costs to sell, with fair value based on estimated of existing market prices for similar assets.

      During fiscal 2002, Solectron recorded restructuring and impairment costs of $602.3 million related to continuing operations. The following table summarizes these charges (in millions):

	2002	Nature

Impairment of equipment	$120.0	non-cash
Impairment of facilities	81.0	non-cash
Impairment of IT software and other assets	162.5	non-cash

Impairment of equipment, facilities and others	$363.5
Severance and benefit costs	115.0	cash
Loss on leased equipment	23.8	cash
Loss on leased facilities	79.3	cash
Other exit costs	20.7	cash

Total	$602.3

      The impairment of equipment, facilities and others for fiscal 2002 includes $40.5 million of impairment charges related to intangible assets.

      The following table summarizes the continuing operations restructuring accrual activity in all fiscal years presented (in millions):

	Severance	Lease Payments	Lease Payments
	and Benefits	on Facilities	on Equipment	Other	Total

Balance of accrual at August 31, 2001	$—	$50.9	$112.5	$3.9	$167.3
FY2002 Provision	115.0	83.2	30.3	20.7	249.2
FY2002 Provision adjustments	—	(3.9)	(6.5)	—	(10.4)
FY2002 Cash payments	(109.4)	(71.2)	(52.1)	(24.3)	(257.0)

Balance of accrual at August 31, 2002	$5.6	$59.0	$84.2	$0.3	$149.1

FY2003 Provision	220.7	22.6	2.2	32.6	278.1
FY2003 Provision adjustments	—	1.0	—	—	1.0
FY2003 Cash payments	(153.2)	(50.1)	(57.1)	(22.4)	(282.8)

Balance of accrual at August 31, 2003	$73.1	$32.5	$29.3	$10.5	$145.4

FY2004 Provision	27.0	53.7	2.3	25.7	108.7
FY2004 Provision adjustments	—	(9.9)	(5.3)	—	(15.2)
FY2004 Cash payments	(71.2)	(17.5)	(21.4)	(34.9)	(145.0)

Balance of accrual at August 31, 2004	$28.9	$58.8	$4.9	$1.3	$93.9

      Accruals related to restructuring activities were recorded in accrued expenses in the accompanying consolidated balance sheet. Solectron expects to pay approximately $60.7 million in the next year related to severance and benefits, lease commitment costs and other exit costs. The remaining balance, primarily consisting of lease commitment costs on facilities, is expected to be paid out through 2012.

Note 15.     Goodwill and Intangible Assets

      Goodwill information is as follows for continuing operations (in millions):

Goodwill

Balance at August 31, 2002	$1,748.8
Goodwill adjustments*	18.3
Goodwill impairment	(1,632.5)

Balance at August 31, 2003	$134.6

Goodwill adjustments	—
Goodwill impairment	—

Balance at August 31, 2004	$134.6

*	Goodwill adjustments were primarily made based on the final appraisal received during the first quarter of fiscal 2003 related to the acquisition of C-MAC. No significant additions resulted from acquisitions during fiscal 2003.

      Any goodwill established in connection with an acquisition that was subsequently considered a discontinued operation is now included in discontinued operations (See Note 16, “Discontinued Operations”).

Fiscal 2004

      As of June 1, 2004, Solectron performed its annual impairment test under the guidelines of SFAS No. 142, “Goodwill and Other Intangible Assets” and since the market capitalization of the Company exceeded the fair value, no goodwill impairment loss was deemed necessary.

Fiscal 2003

      Primarily due to significant industry and economic trends that continued to negatively affect Solectron’s operations and stock price, Solectron performed a goodwill impairment test according to the provisions of SFAS No. 142 during the third quarter of fiscal 2003 in advance of the Company’s annual test originally scheduled for the fourth quarter of fiscal 2003. This impairment test resulted in an impairment charge of approximately $1.6 billion related to continuing operations.

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

Fiscal 2002

      During the fourth quarter of fiscal 2002, Solectron performed its annual goodwill impairment test in accordance with SFAS No. 142 which included step one as described above for each of the reporting units. Results of step one indicated that an impairment existed within one of its reporting units since the estimated fair value, based on expected future discounted cash flows to be generated from the unit, was less than its carrying value. Pursuant to the second step of the test, Solectron compared the implied fair value of the unit’s goodwill (determined by allocating the unit’s fair value based on expected future discounted cash flows, to all its assets, recognized and unrecognized, and liabilities in a manner similar to a purchase price allocation for an acquired business) to its carrying amount. In connection with allocating the fair value of this reporting unit, Solectron also obtained independent valuations of certain unrecognized intangible assets as well as fixed assets.

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

      Significant negative industry and economic trends affecting Solectron’s current and future operations as well as a significant decline in Solectron’s stock price contributed to the fourth quarter impairment test resulting in an impairment of goodwill of approximately $2.5 billion.

Intangible Assets

      The Company’s intangible assets are categorized into three main classes: supply agreements, intellectual property agreements and other. The supply agreements primarily resulted from Solectron’s acquisitions of several Nortel manufacturing facilities. The second class primarily consists of intellectual property agreements resulting from Solectron’s acquisitions of various IBM facilities. The third class, other, consists of other miscellaneous intangible assets from Solectron’s various asset purchases.

      The following table summarizes the continuing operations intangible asset activity for fiscal years 2004 and 2003 (in millions):

		Intellectual
	Supply	Property
Fiscal 2004	Agreements	Agreements	Other	Total

Gross amount	$87.7	$108.5	$94.8	$291.0
Accumulated amortization	(86.1)	(54.5)	(77.5)	(218.1)
Impairment	—	(47.5)	—	(47.5)

Carrying value	$1.6	$6.5	$17.3	$25.4

		Intellectual
	Supply	Property
Fiscal 2003	Agreements	Agreements	Other	Total

Gross amount	$228.1	$108.5	$126.1	$462.7
Accumulated amortization	(85.7)	(45.6)	(71.5)	(202.8)
Impairment	(140.4)	—	(31.3)	(171.7)

Carrying value	$2.0	$62.9	$23.3	$88.2

      In fiscal 2004, Solectron performed an impairment test of intangible assets as a result of Solectron’s decision to disengage from certain product lines in the Computing market. The impairment of $47.5 million was measured by comparing the intangible assets carrying amounts to the fair values as determined using discounted cash flow models.

      In fiscal 2003, Solectron performed impairment tests of intangible assets in conjunction with its goodwill impairment tests in fiscal 2003. These impairments totaled $171.7 million and occurred primarily due to reduced expectations of sales to be realized under Solectron’s supply agreements with these customers and were measured by comparing the intangible assets carrying amounts to the fair values as determined using discounted cash flow models.

      Amortization expense related to continuing operations was $15.3 million, $29.7 million and $59.5 million, respectively, in fiscal 2004, 2003, and 2002. The Company expects that its annual amortization expense as required by SFAS No. 142 for these intangibles would be approximately $9.0 million for each of the next two fiscal years and $3.7 million for each of the two subsequent fiscal years. Intangible assets are included in other assets in the consolidated balance sheets.

Note 16.     Discontinued Operations

      During the fourth quarter of fiscal 2003 and first quarter of fiscal 2004, as a result of a full review of its portfolio of businesses, Solectron committed to a plan to divest a number of business operations that are outside its core competencies. These businesses are Dy 4 Systems Inc., Kavlico Corporation, Solectron’s MicroTechnology division, SMART Modular Technologies Inc., Stream International Inc., Solectron’s 63% interest in US Robotics Corporation, and Force Computers, Inc. The divestiture of these companies allows Solectron to offer a more focused and integrated set of supply chain solutions for its customers.

      These businesses each qualify as a discontinued operation component of Solectron under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Solectron has reported the results of operations and consolidated financial position of these businesses in discontinued operations within the consolidated statements of operations and the balance sheets for all periods presented. In addition, Solectron has excluded the cash flow activity from these businesses from the statements of cash flows for all periods presented.

      The results from discontinued operations were as follows (in millions):

	Years Ended August 31

	2004	2003	2002

Net sales	$1,264.9	$1,872.1	$1,537.5
Cost of sales	1,061.8	1,598.5	1,335.6

Gross profit	203.1	273.6	201.9
Operating expenses — net	111.6	606.5	264.6

Operating income (loss)	91.5	(332.9)	(62.7)
Interest income — net	1.4	1.5	3.7
Other (expense) income — net	(2.0)	1.4	1.4

Income (loss) before income taxes	90.9	(330.0)	(57.6)
Income tax expense (benefit)	8.0	112.2	(18.2)

Income (loss) from discontinued operations, net of tax	$82.9	$(442.2)	$(39.4)

      During fiscal 2004, Solectron completed the sale of six of its discontinued operations for net cash proceeds of approximately $508.0 million resulting in a pre-tax gain of $190.6 which is included in operating expenses — net for the year ended August 31, 2004 as disclosed above. As a result of the disposition of these operations, Solectron transferred approximately $14.5 million from accumulated foreign currency translation losses, included in accumulated other comprehensive losses within stockholders’ equity, and recognized that amount as part of the pre-tax gain.

      During the fourth quarter of fiscal 2004, Solectron completed the sale of two discontinued operations for net cash proceeds of $124.6 million resulting in a pre-tax gain of $57.1 million. Furthermore, during the fourth quarter of fiscal 2004, Solectron reduced the gain on disposal of the previous discontinued operations by approximately $22.0 million due to the resolution of post-close contingencies. $15.7 million of the adjustment was triggered as a result of certain events that transpired during the fourth quarter of fiscal 2004 and relates to the impairment of a synthetic lease that is being terminated. The termination of the synthetic lease is expected to be completed in the first quarter of fiscal 2005 and is subject to potential adjustment upon ultimate termination. The remaining adjustment amount to the gain on disposal of discontinued operations prior to the fourth quarter of fiscal 2004 is due to the resolution of working capital adjustments and other reconciling items pursuant to the sales agreements. On October 18, 2004, Solectron completed the sale of its MicroTechnology business operations.

      The sale agreements for all six divestitures contain certain indemnification provisions under which Solectron may be required to indemnify the buyer of the divested business for liabilities, losses, or expenses arising out of breaches of covenants and certain breaches of representations and warranties relating to the condition of the business prior to and at the time of sale. In aggregate, Solectron is generally contingently liable for up to $81.5 million for a period of 12 to 24 months subsequent to the completion of the sale. As of August 31, 2004, there were no liabilities recorded under these indemnification obligations.

      Furthermore, Solectron recorded approximately $123.8 million, $62.8 million and $13.1 million of restructuring and impairment costs (excluding goodwill impairment costs) related to discontinued operations which is also included in operating expenses — net for the years ended August 31, 2004, 2003, and 2002, respectively, as disclosed above.

      In fiscal 2003, approximately $370.1 million of restructuring and impairment costs (including goodwill) included in operating expenses determined in connection with Solectron’s impairment test performed during the third and fourth quarter of fiscal 2003 was related to discontinued operations. See Note 15, “Goodwill and Intangible Assets,” for further discussion of this impairment test. This goodwill was established in conjunction with acquisitions of businesses in fiscal 2002. See Note 19, “Business Combinations,” for additional information.

      Also in fiscal 2003, approximately $95.7 million was recorded in discontinued operations related to establishing a valuation allowance for deferred tax assets. See Note 10 “Income Taxes,” for further discussion of income taxes.

      The current and non-current assets and liabilities of discontinued operations as of August 31, 2004 and 2003, were as follows (in millions):

	August 31	August 31
	2004	2003

Cash, cash equivalents and short-term investments	$—	$36.4
Accounts receivable, net	18.3	276.2
Inventories	18.1	121.4
Prepaid expenses and other current assets	—	18.1

Total current assets of discontinued operations	$36.4	$452.1

Net property and equipment	$10.1	$126.5
Goodwill	—	112.2
Other assets	1.8	24.2

Total non-current assets of discontinued operations	$11.9	$262.9

Short-term debt	$8.9	$6.1
Accounts payable	26.0	168.1
Accrued employee compensation	7.2	41.4
Accrued expenses	4.3	55.2
Other current liabilities	—	63.1

Total current liabilities of discontinued operations	$46.4	$333.9

Total non-current liabilities of discontinued operations	$1.8	$22.6

Note 17.	Net Loss Per Share

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

      The following table summarizes the weighted average dilutive potential common shares that were excluded from the computation of diluted loss per share (in millions):

	2004	2003	2002

Dilutive potential common shares:
Employee stock options	7.0	1.2	3.5
Shares issuable upon conversion of LYONs	14.5	31.7	57.6
Shares issuable upon conversion of ACES	78.9	112.1	78.0

Total dilutive potential common shares	100.4	145.0	139.1

Contingent dilutive potential common shares:
Shares issuable upon conversion of 0.5% senior notes, only if certain conversion events occur*	24.6	—	—

*	This represents the weighted average number of shares outstanding based on the issuance date of February 17, 2004. The total number of contingent common shares related to the 0.5% senior notes is 46.6 million shares.

Note 18.	Purchase of Assets

Fiscal 2003

      On February 3, 2003 Solectron entered into a five-year supply agreement with HP to assemble printed circuit boards and memory modules for HP’s mid- and high-end enterprise servers, as well as other products. In connection with this supply agreement, Solectron paid approximately $5.0 million to acquire certain operating assets. This transaction was treated as an asset purchase and Solectron allocated the purchase price based on the fair values of the assets acquired and liabilities assumed. The $5.0 million was allocated to inventory, other assets, property, plant, equipment and intangible assets. In addition, Solectron agreed to pay HP $52.0 million if HP meets certain minimum revenue targets over the next five years. Solectron is accounting for this potential payment as a volume-based incentive. Solectron accrues a rebate allowance and reduces sales as HP revenue is generated.

      Solectron also acquired an IBM asset recovery operation in North Carolina and a call and technical support service center in Italy for an aggregate purchase price of approximately $14.0 million in cash during the second quarter of fiscal 2003.

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

Note 19.	Business Combinations

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

      The Company’s statements of operations include C-MAC’s results from the acquisition date. The following unaudited pro forma consolidated financial information presents the combined results of operations of Solectron and C-MAC as if the acquisition had occurred as of the beginning of fiscal 2002. The pro forma consolidated financial information does not necessarily reflect the results of operations that would have occurred if Solectron and C-MAC constituted a single entity during such period.

2002

(In millions, except
per-share data)
Net sales	$10,897.7
Net loss	$(3,133.7)
Basic loss per share	$(3.82)
Diluted loss per share	$(3.82)

      The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition (in millions):

Accounts receivable	$277.4
Inventory	362.1
Other current assets	214.5
Property and equipment	186.2
Goodwill	2,143.5
Other intangible assets	25.6
Other long-term assets	44.2

Total assets acquired	$3,253.5

Current liabilities	$(316.5)
Long-term debt	(337.8)
Other long-term liabilities	(32.3)

Total liabilities assumed	$(686.6)

      The other intangible assets acquired had a fair value of approximately $26 million based on an independent valuation. All the other intangible assets resulting from the acquisition are classified under the “other” category of the table of intangible assets presented in Note 15, “Goodwill and Intangible Assets”. The weighted-average useful life of these intangible assets is approximately six years. Solectron does not expect these assets to have a residual value upon full amortization. Approximately $300 million of goodwill is expected to be deductible for tax purposes.

Other Acquisitions

      During the first quarter of 2002, Solectron completed its acquisition of Iphotonics, Inc., an optical products manufacturer, for approximately 10.2 million shares of Solectron common stock and 428,000 options to purchase Solectron’s common stock. The purchase price was $125 million, consisting of stock valued at $122 million, stock options valued at $3 million and direct acquisition costs of $1 million. This transaction resulted in goodwill of approximately $105 million. The value of the common stock issued was determined based on the average market price of Solectron’s common stock over the five-day period before and after the terms of the acquisition were agreed to and announced.

      During the first quarter of 2002, Solectron completed its acquisition of Stream International, Inc., a global customer relationship management provider, for approximately $367 million in cash. This transaction resulted in goodwill of approximately $271 million.

      During the second quarter of fiscal 2002, Solectron completed its acquisition of Artesyn Solutions, Inc. for approximately $36 million in cash. Artesyn Solutions, Inc. is a provider of extensive repair, refurbishment, logistics and supply-chain management and end-of-life planning services for customers in the computer, printer, storage, server, wireless and consumer electronics sector. This transaction resulted in goodwill of approximately $33 million.

      During the third quarter of 2002, Solectron announced the completion of its acquisition of NEC Ibaraki, a provider of manufacturing, fulfillment and demand forecasting services. The purchase price of the acquisition was approximately $17 million in cash. No goodwill resulted from this transaction.

      During the fourth quarter of 2002, Solectron completed its acquisition of MDT, a global provider of after-sales services for the communications, computer and electronic storage markets for approximately $70 million in cash. This transaction resulted in goodwill of approximately $86 million.

      Pro forma financial information related to Iphotonics, Stream, Artesyn, NEC Ibaraki, and MDT are not provided as their operations were not significant individually or in the aggregate to Solectron as a whole.

Note 20.	Subsequent Events

      On September 10, 2004, Solectron completed the sale of its minority interest in ECS Holdings Limited (ECS) for approximately $16 million in cash.

      On October 18, 2004, Solectron completed the sale of its MicroTechnology business operations.

Note 21.	Quarterly Consolidated Financial Data (Unaudited)

      The following table contains selected unaudited quarterly consolidated financial data for fiscal years 2004 and 2003:

	First	Second	Third	Fourth
Fiscal 2004	Quarter	Quarter	Quarter	Quarter

Net sales	$2,696.8	$2,887.4	$3,039.9	$3,014.2
Gross profit	$127.5	$131.1	$159.2	$162.5
Gross margin	4.7%	4.5%	5.2%	5.4%
Loss from continuing operations	$(52.2)	$(89.7)	$(65.4)	$(44.5)
(Loss) income from discontinued operations, net of tax	(67.6)	21.7	86.7	42.1

Net (loss) income	$(119.8)	$(68.0)	$21.3	$(2.4)

Basic and diluted net loss per share	$(0.14)	$(0.08)	$0.02	$0.00

Fiscal 2003

Net sales	$2,668.1	$2,359.6	$2,357.3	$2,443.3
Gross profit	$165.0	$60.4	$99.2	$117.4
Gross margin	6.2%	2.6%	4.2%	4.8%
Loss from continuing operations	$(67.3)	$(103.9)	$(2,685.9)	$(162.7)
Loss from discontinued operations, net of tax	(3.6)	(6.9)	(415.3)	(16.4)

Net loss	$(70.9)	$(110.8)	$(3,101.2)	$(179.1)

Basic and diluted net loss per share	$(0.09)	$(0.13)	$(3.74)	$(0.22)

      In accordance with the disclosure provisions of APB No. 28, “Interim Financial Reporting”, the following extraordinary, unusual, or infrequent items were recognized in the fourth quarter of fiscal 2004.

      Solectron recognized a loss on its investment in ECS of approximately $6 million. In addition, Solectron had a loan receivable balance related to its investment in ECS in the amount of $9 million, payment of which is subject to certain conditions which Solectron has now concluded are less likely to be fulfilled. Accordingly, a total charge of $15 million was recorded in the fourth quarter of fiscal 2004 to write down the value of the investments in ECS. Both charges were recorded in other (expense) income — net in the consolidated statements of operations.

      In the fourth quarter of fiscal 2004, the Company completed the conversion of the accounting and inventory subsystems which resulted in a $5.6 million adjustment to decrease cost of sales and a $2.0 million adjustment to decrease operating expenses. The Company does not believe any previous quarter was materially misstated.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Solectron Corporation:

      We have audited the accompanying consolidated balance sheets of Solectron Corporation and subsidiaries as of August 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity, comprehensive loss, and cash flows for each of the years in the three-year period ended August 31, 2004. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements referred to above present fairly in all material respects, the financial position of Solectron Corporation and subsidiaries as of August 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended August 31, 2004, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

      As discussed in Note 1 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” on September 1, 2001.

/s/ KPMG LLP

Mountain View, California

October 18, 2004

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

      Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting which occurred during the fourth quarter of fiscal year 2004 and which have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART III

Item 10.	Directors and Executive Officers of the Registrant

      The information required by Item 10 regarding our directors, audit committee and audit committee financial expert is incorporated by reference from the information under the captions “Board and Corporate Governance Matters,” “Proposal One — Election of Directors” and “Corporate Governance” in our definitive Proxy Statement (Notice of Annual Meeting of Stockholders) for the fiscal year ended August 27, 2004 to be held on January 13, 2005 which we will file with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Report. The information required by Item 10 regarding our executive officers appears immediately following Item 4 under Part I of this Report.

Code of Ethics

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

1. From our main Web page, first click on “Company,”

2. Next, click on “Corporate Governance.”

3. Finally, click on “Code of Business Conduct and Ethics Guide.”

      We intend to satisfy the disclosure requirement under Item 5.05(c) of Form 8-K regarding certain amendments to, or waivers from, a provision of this code of ethics by posting such information on our website, at the address and location specified above, within four business days of such amendment or waiver.

Corporate Governance Guidelines and Board Committee Charters

      Our Corporate Governance Guidelines and the charters for our board committees — the Audit Committee, Executive Compensation and Management Resources Committee, and Nominating and Governance Committee — are available on Solectron’s website at http://www.solectron.com/about/gov.shtml. Stockholders may also request a free hard copy of the Corporate Governance Guidelines and the charters from the following address and phone number:

Solectron Corporation
847 Gibraltar Drive
Milpitas, CA 95035
Attn: Investor Relations
Phone: (408) 957-8500.

Item 11:     Executive Compensation

      The information required by Item 11 of Form 10-K is incorporated by reference to the information contained in the section captioned “Executive Officer Compensation” of Solectron’s definitive Proxy Statement.

Item 12:     Security Ownership of Certain Beneficial Owners and Management

      Information regarding this item is incorporated herein by reference from the section entitled “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance under Equity Compensation Plans” in Solectron’s definitive Proxy Statement.

Item 13:     Certain Relationships and Related Transactions

      Information with respect to this item is incorporated herein by reference from the section entitled “Certain Relationships and Related Transactions” in Solectron’s definitive Proxy Statement.

Item 14:     Principal Accountant Fees and Services

      The information required by this item is included under the captions “Proposal Two — Ratification of Appointment of Independent Auditors — Fees and Services” and “Audit Committee Pre-Approval of Audit and Non-Audit Services” in our Proxy Statement related to the 2005 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV

Item 15.	Exhibits, Consolidated Financial Statement Schedules and Reports on Form 8-K

(a)(1)	Consolidated Financial Statements. The financial statements listed in Item 8: “Financial Statements and Supplementary Data,” above are filed as part of this Annual Report on Form 10-K, beginning on page 35.
(a)(2)	Consolidated Financial Statement Schedule. See Schedule II on page 78.
(a)(3)	Exhibits. The exhibits listed in the accompanying “Index to Exhibits” are filed as part of this Annual Report on Form 10-K.
(b)	Reports on Form 8-K.
Report filed on Form 8-K on August 6, 2004 attaching press release announcing remarketing of debentures underlying Registrant’s equity security units.
Report filed on Form 8-K on August 17, 2004 attaching press release announcing the successful completion of the remarketing of debentures underlying Registrant’s equity security units.
Report filed on Form 8-K on September 15, 2004 regarding certain costs associated with exit activities and certain impairment charges.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 5, 2004.

SOLECTRON CORPORATION

By:	/s/ MICHAEL CANNON

Michael Cannon
President and Chief Executive Officer

Pursuant to the requirements of the Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated:

Signature	Title	Date

/s/ MICHAEL CANNON Michael Cannon	President and Chief Executive Officer (Principal Executive Officer)	November 5, 2004

/s/ KIRAN PATEL Kiran Patel	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	November 5, 2004

/s/ WARREN J. LIGAN Warren J. Ligan	Senior Vice President and Corporate Controller (Principal Accounting Officer)	November 5, 2004

/s/ RICHARD A. D’AMORE Richard A. D’Amore	Director	November 5, 2004

/s/ WILLIAM R. GRABER William R. Graber	Director	November 5, 2004

/s/ HEINZ FRIDRICH Heinz Fridrich	Director	November 5, 2004

/s/ WILLIAM A. HASLER William A. Hasler	Director	November 5, 2004

/s/ PAUL R. LOW Paul R. Low, Ph.D.	Director	November 5, 2004

/s/ C. WESLEY M. SCOTT C. Wesley M. Scott	Director	November 5, 2004

Signature	Title	Date

/s/ OSAMU YAMADA Osamu Yamada	Director	November 5, 2004

/s/ CYRIL YANSOUNI Cyril Yansouni	Director	November 5, 2004

CONSOLIDATED FINANCIAL STATEMENT SCHEDULE

      The consolidated financial statement Schedule II — VALUATION AND QUALIFYING ACCOUNTS is filed as part of this Form 10-K.

SOLECTRON CORPORATION AND SUBSIDIARIES

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

		Additions
	Balance at				Balance at
	Beginning	Charged to			End
Description	of Period	Operations	Acquisitions	(Deductions)	of Period

	(Amounts in millions)
Year ended August 31, 2004:
Allowance for doubtful accounts receivable	$39.1	$25.7	$—	$(29.1)	$35.7
Year ended August 31, 2003:
Allowance for doubtful accounts receivable	$71.2	$14.3	$—	$(46.4)	$39.1
Year ended August 31, 2002:
Allowance for doubtful accounts receivable	$38.9	$8.9	$34.3	$(10.9)	$71.2

INDEX TO EXHIBITS

3.1[A]	Certificate of Incorporation of the Registrant, as amended.
3.2[B]	Bylaws of the Registrant, as amended.
3.3[C]	Certificate of Designation Rights, Preferences and Privileges of Series A Participating Preferred Stock of the Registrant.
4.1[D]	Supplemental Indenture, dated as of May 8, 2000, by and between the Registrant and State Street Bank and Trust Company of California N.A., as Trustee.
4.2[E]	Supplemental Indenture, dated as of November 20, 2000, by and between the Registrant and State Street Bank and Trust Company of California N.A., as Trustee.
4.3[F]	Preferred Stock Rights Agreement, dated as of June 29, 2001, as amended December 3, 2001, by and between the Registrant and EquiServe Trust Company, N.A., as Rights Agent.
4.4[G]	Senior Debt Securities Indenture, dated as of February 6, 2002, by and between the Registrant and State Street and Trust Company of California, N.A., as Trustee.
4.5[H]	Subordinated Debt Securities Indenture, dated as of December 27, 2001, by and between the Registrant and State Street Bank and Trust Company of California, N.A., as Trustee.
4.6[G]	First Supplemental Indenture, dated as of February 6, 2002, by and between the Registrant and State Street Bank and Trust Company of California, N.A., as Trustee.
4.7[H]	First Supplemental Indenture, dated as of December 27, 2001, by and between the Registrant and State Street Bank and Trust Company of California, N.A., as Trustee.
4.8[G]	Purchase Contract Agreement, dated as of December 27, 2001, by and between the Registrant and State Street Bank and Trust Company of California, N.A., as purchase contract agent.
4.9[G]	Pledge Agreement, dated as of December 27, 2001, among the Registrant, U.S. Bank Trust, N.A., as collateral agent, custodial agent, and securities intermediary, and State Street Bank and Trust Company of California, N.A., as purchase contract agent.
4.10[G]	Pledge Agreement, dated as of December 27, 2001, between the Registrant and State Street Bank and Trust Company of California, N.A., as the Trustee for the holders of the Debentures.
4.11[I]	Amendment No. 1 made and entered into as of January 8, 2002 to Pledge Agreement dated as of December 27, 2001 between the Registrant and State Street Bank and Trust Company of California, N.A., as the Trustee for the holders of the Debentures.
4.12[G]	Control Agreement, dated as of December 27, 2001, by and between the Registrant and State Street Bank and Trust Company of California, N.A., as Trustee and as securities intermediary and depository bank.
4.13[I]	Amendment No. 1 made and entered into as of January 8, 2002 to Control Agreement dated as of December 27, 2001 between the Registrant and State Street Bank and Trust Company of California, N.A., as Trustee and as securities intermediary and depository bank.
10.1[N]	Form of Indemnification Agreement by and between the Registrant and its officers, directors and certain other employees.
10.2[J]	2003 Employee Stock Purchase Plan.
10.3[K]	Amended and Restated 1992 Stock Option Plan.
10.4[K]	2002 Stock Plan.
10.5	Form of Stock Option Agreement under the 2002 Stock Plan by and between the Registrant and its officers, directors and employees.
10.6	Form of Restricted Stock Agreement under the 2002 Stock Plan by and between the Registrant and its officers and certain employees.
10.7	Credit Agreement dated as of August 20, 2004, among the Registrant, certain subsidiaries of the Registrant, Bank of America, N.A., as Administrative Agent and Collateral Agent, and certain other lenders.
10.8[L]	Solectron Corporation Michael Cannon Employment Agreement, entered into as of January 6, 2003.
10.9[L]	Solectron Corporation Stand-Alone Stock Option Agreement (Michael Cannon), entered into as of January 6, 2003.
10.10[L]	Solectron Corporation Restricted Stock Purchase Agreement (Michael Cannon), entered into as of January 6, 2003.
10.11[J]	Solectron Corporation Marc Onetto Employment Agreement, entered into as of June 18, 2003.

10.12[M]	Solectron Corporation Stand-Alone Stock Option Agreement (Marc Onetto), entered into as of June 18, 2003.
10.13[M]	Solectron Corporation Restricted Stock Purchase Agreement (Marc Onetto), entered into as of July 17, 2003.
12.1	Computation of ratios of earnings to fixed charges.
21.1	Subsidiaries of the Registrant.
23.1	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Footnotes:

[A]	Incorporated by reference from Exhibit 3.1 filed with the Registrant’s Form 10-Q for the quarter ended February 28, 2001, Exhibit 3.1 filed with the Registrant’s Form 10-Q for the quarter ended February 25, 2000, and Exhibit 3.1 filed with the Registrant’s Form 10-Q for the quarter ended February 26, 1999.

[B]	Incorporated by reference from Exhibit 3.2 filed with the Registrant’s Form 10-Q for the quarter ended November 28, 2003.

[C]	Incorporated by reference from Exhibit 3.3 filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended August 31, 2001.

[D]	Incorporated by reference from Exhibit 1.1 of Registrant’s Form 8-K, filed with the Commission on May 16, 2000 (File No. 001-11098)

[E]	Incorporated by reference from Exhibits of Registrant’s Form 8-K, filed with the Commission on November 21, 2000 (File No. 001-11098)

[F]	Incorporated by reference from Exhibit 4.1 of Registrant’s Registration Statement on Form 8-A filed with the Commission on July 13, 2001 (File No. 001-11098), and Exhibit 4.2 to Amendment No. 1 of Form 8-A filed with the Commission on December 4, 2001 (File No. 001-11098)

[G]	Incorporated by reference from Exhibits of Registrant’s Form 8-K, filed with the Commission on February 8, 2002 (File No. 001-11098)

[H]	Incorporated by reference from Exhibits of Registrant’s Form 8-K, filed with the Commission on January 7, 2002 (File No. 001-11098)

[I]	Incorporated by reference from Exhibits of Registrant’s Amendment No. 1 to Form 8-K, filed with the Commission on January 10, 2002 (File No. 001-11098)

[J]	Incorporated by reference from Exhibits filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended August 31, 2003.

[K]	Incorporated by reference from the Exhibit 4.2 of the Registrant’s Registration Statement on Form S-8, filed with the Commission March 8, 2002 (File No. 333-84076)

[L]	Incorporated by reference from Exhibits of Registrant’s Form 10-Q for the quarter ended February 28, 2003.

[M]	Incorporated by reference from Exhibits of Registrant’s Form S-8 filed with the Commission on July 17, 2003.

[N]	Incorporated by reference from Exhibits of Registrant’s Form 10-K for the year ended August 31, 1997.