Form 10-Q
period 2004-11-26
SOLECTRON CORP
filed 2005-01-05
CIK 835541

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 26, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

     YES ☑ NO ☐

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

     At December 23, 2004, 971,062,296 shares of Common Stock of the Registrant were outstanding (including approximately 26 million shares of Solectron Global Services Canada, Inc., which are exchangeable on a one-to-one basis for the Registrant’s common stock)

SOLECTRON CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SOLECTRON CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions)
(unaudited)

	November 30	August 31
	2004	2004

ASSETS
Current assets:
Cash and cash equivalents	$1,680.2	$1,430.0
Accounts receivable, net	1,429.5	1,549.9
Inventories	1,405.3	1,457.2
Prepaid expenses and other current assets	184.9	192.9
Current assets of discontinued operations	—	36.4

Total current assets	4,699.9	4,666.4
Property and equipment, net	711.8	726.6
Goodwill	134.6	134.6
Other assets	259.0	277.5
Long-term assets of discontinued operations	—	11.9

Total assets	$5,805.3	$5,817.0

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$21.2	$25.1
Accounts payable	1,343.1	1,417.3
Accrued employee compensation	173.3	175.2
Accrued expenses and other current liabilities	465.9	495.1
Current liabilities of discontinued operations	—	46.4

Total current liabilities	2,003.5	2,159.1
Long-term debt	1,215.4	1,221.4
Other long-term liabilities	77.0	55.9
Long-term liabilities of discontinued operations	—	1.8

Total liabilities	$3,295.9	$3,438.2

Commitments and contingencies
Stockholders’ equity:
Common stock	1.0	1.0
Additional paid-in capital	7,842.4	7,775.9
Accumulated deficit	(5,153.6)	(5,209.5)
Accumulated other comprehensive loss	(180.4)	(188.6)

Total stockholders’ equity	2,509.4	2,378.8

Total liabilities and stockholders’ equity	$5,805.3	$5,817.0

See accompanying notes to condensed consolidated financial statements

SOLECTRON CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)
(unaudited)

	Three Months Ended November 30
	2004	2003

Net sales	$2,690.6	$2,696.8
Cost of sales	2,534.4	2,569.3

Gross profit	156.2	127.5
Operating expenses:
Selling, general and administrative	95.5	114.7
Restructuring and impairment costs	1.6	27.0

Operating income (loss)	59.1	(14.2)
Interest income	5.8	2.4
Interest expense	(16.3)	(43.9)
Other income — net	3.0	6.0

Operating income (loss) from continuing operations before income taxes	51.6	(49.7)
Income tax expense	4.7	2.5

Income (loss) from continuing operations	$46.9	$(52.2)
Discontinued operations:
Income (loss) from discontinued operations	$10.7	$(67.3)
Income tax expense	1.7	0.3

Income (loss) from discontinued operations	9.0	(67.6)
Net income (loss)	$55.9	$(119.8)

Basic net income (loss) per share
Continuing operations	$0.05	$(0.06)
Discontinued operations	0.01	(0.08)

Basic net income (loss) per share	$0.06	$(0.14)

Diluted net income (loss) per share
Continuing operations	$0.05	$(0.06)
Discontinued operations	0.01	(0.08)

Diluted net income (loss) per share	$0.06	$(0.14)

Shares used to compute basic net income (loss) per share	963.2	833.6
Shares used to compute diluted net income (loss) per share	967.4	833.6

See accompanying notes to condensed consolidated financial statements.

SOLECTRON CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)
(unaudited)

	Three Months Ended November 30
	2004	2003

Net income (loss)	$55.9	$(119.8)
Other comprehensive income (loss):
Foreign currency translation adjustments	8.2	48.7
Unrealized gain on investments	—	8.7

Comprehensive income (loss)	$64.1	$(62.4)

Accumulated unrealized foreign currency translation losses were $180.4 million at November 30, 2004 and $188.6 million at August 31, 2004. Foreign currency translation adjustments consist of adjustments to consolidate subsidiaries that use the local currency as their functional currency and transaction gains and losses related to intercompany dollar-denominated debt that is not expected to be repaid in the foreseeable future.

See accompanying notes to condensed consolidated financial statements.

SOLECTRON CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Three Months Ended November 30
	2004	2003

Cash flows from operating activities of continuing operations:
Net income (loss) from continuing operations	$46.9	$(52.2)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	48.5	59.3
Amortization of debt issuance costs and accretion of discount on notes payable	1.5	16.1
Change in the carrying value of property and equipment, goodwill and other long-term assets	0.5	0.8
Changes in operating assets and liabilities:
Accounts receivable, net	120.4	(202.2)
Inventories	52.1	(145.1)
Prepaid expenses and other current assets	17.4	17.9
Accounts payable	(74.2)	234.1
Accrued expenses and other current liabilities	(17.9)	(43.0)

Net cash provided by (used in) operating activities of continuing operations	195.2	(114.3)

Cash flows from investing activities of continuing operations:
Change in restricted cash and cash equivalents	—	27.0
Sales and maturities of short-term investments	—	11.2
Proceeds from disposition of business	30.0	—
Capital expenditures	(32.0)	(37.0)
Proceeds from sale of property and equipment	3.8	25.6
Proceeds from sale of investment	16.0	—
Advances to discontinued operations	(22.9)	(12.1)

Net cash (used in ) provided by investing activities of continuing operations	(5.1)	14.7

See accompanying notes to condensed consolidated financial statements.

SOLECTRON CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Three Months Ended November 30
	2004	2003
Cash flows from financing activities of continuing operations:
Net repayment of bank lines of credit and other debt arrangements	(15.1)	(24.4)
Net proceeds from issuance of common stock	64.3	—
Net proceeds from stock issued under option and employee purchase plans	1.2	12.6

Net cash provided by (used in) financing activities of continuing operations	50.4	(11.8)

Effect of exchange rate changes on cash and cash equivalents	9.7	6.3

Net increase (decrease) in cash and cash equivalents	250.2	(105.1)
Cash and cash equivalents at beginning of period — continuing operations	1,412.5	1,421.9

Cash and cash equivalents at end of period — continuing operations	$1,662.7	$1,316.8

Cash and cash equivalents at beginning of period — discontinued operations	$—	$36.4
Cash provided by discontinued operations	—	11.1

Cash and cash equivalents at end of period — discontinued operations	$—	$47.5

See accompanying notes to condensed consolidated financial statements.

SOLECTRON CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
(Unaudited)

NOTE 1 — Basis of Presentation and Recent Accounting Pronouncements

Basis of Presentation

The accompanying financial data as of November 30, 2004 and for the three months ended November 30, 2004 and 2003 has been prepared by Solectron, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The August 31, 2004 condensed consolidated balance sheet was derived from audited consolidated financial statements, but does not include all disclosures required by generally accepted accounting principles. However, Solectron believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in Solectron’s Annual Report on Form 10-K for the fiscal year ended August 31, 2004.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair consolidated statement of financial position as of November 30, 2004, the results of operations, comprehensive income (loss) and cash flows for the three months ended November 30, 2004 and 2003 have been made. The consolidated results of operations for the three months ended November 30, 2004 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

Solectron’s first quarters of fiscal 2005 and 2004 ended on November 26, 2004 and November 28, 2003, respectively. Solectron’s fiscal year ended on August 27, 2004. For clarity of presentation, Solectron has indicated its first quarters as having ended on November 30 and its fiscal year as having ended on August 31.

Selling, general and administrative expense includes $6.8 million and $4.8 million of research and development expenses for the first quarters of fiscal 2005 and 2004, respectively.

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

Recent Accounting Pronouncements

In September 2004, the EITF reached a consensus on Issue No. 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share.” EITF 04-8 requires that all issued securities that have embedded conversion features that are contingently exercisable upon the occurrence of a market-price condition should be in the calculation of diluted earnings per share, regardless of whether the market price trigger has been met. EITF 04-8 is effective for reporting periods ending after December 15, 2004. The adoption of EITF 04-8 will add 46.6 million shares to the diluted EPS calculation.

In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4.” SFAS 151, amends ARB No. 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) should be recognized as current period charges. In addition, SFAS 151 requires that allocation of fixed production overhead to the cost of conversion be based on the normal capacity of the production facilities. The provision of SFAS 151 shall be effective for Solectron beginning on September 1, 2005. Solectron is currently evaluating whether this statement will have a material effect on its consolidated financial statements.

In December 2004, the FASB issued SFAS No. 123R, “Share Based Payment: An Amendment of FASB Statements No. 123 and 95.” This statement requires that the cost resulting from all share-based payment transactions be recognized in the consolidated financial statements. This statement is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. Solectron is currently evaluating the impact of this statement on its consolidated financial statements.

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

	Three Months Ended November 30
	2004	2003
	(in millions, except per share data)
Net income (loss), as reported	$55.9	$(119.8)
Less: Stock-based employee compensation expense determined under fair value method, net of related tax effects	(9.2)	(16.3)

Pro forma net income (loss)	$46.7	$(136.1)

Basic earnings (loss) per share:
As reported	$0.06	$(0.14)
Pro forma	$0.05	$(0.16)
Diluted earnings (loss) per share:
As reported	$0.06	$(0.14)
Pro forma	$0.05	$(0.16)
Weighted average number of shares:
Basic	963.2	833.6
Diluted	967.4	833.6

Stock-based employee compensation expense determined under the fair value method, net of related tax effects, included $0 and $2.9 million of expense relating to discontinued operations during the three months ended November 30, 2004 and November 30, 2003, respectively.

For purposes of computing pro forma net loss, the fair value of each option grant and Employee Stock Purchase Plan purchase right is estimated on the date of grant using the Black-Scholes option pricing model. The assumptions used to value the option grants and purchase rights are stated below.

	Three Months Ended November 30
Stock Options	2004	2003
Expected life of options	3.9 years	3.9 years
Volatility	70%	78%
Risk-free interest rate	3.31%	2.31%
Dividend yield	zero	zero

	Three Months Ended November 30
Employee Stock Purchase Plan	2004	2003
Expected life of purchase right	6 months	6 months
Volatility	41%	78%
Risk-free interest rate	2.32%	1.03%
Dividend yield	zero	zero

During fiscal 2003, Solectron provided restricted stock awards to certain eligible executives. These restricted shares are not transferable until fully vested and are subject to the Company Repurchase Option for all unvested shares upon certain early termination events and also subject to accelerated vesting in certain circumstances. During the three months ended November 30, 2004 and 2003, compensation expense related to the restricted stock awards amounted to approximately $0.6 million for each period.

During fiscal 2004 and the first quarter of fiscal 2005, Solectron issued stock options to certain executives at a price below the market value on the day of the stock option grant. Compensation expense resulting from the difference between the market value on the date of the discounted stock option grant and the purchase price is being amortized over the vesting period. The compensation expense associated with all discounted stock options issued by Solectron is not significant.

NOTE 3 — Inventories

Inventories related to continuing operations as of November 30, 2004 and August 31, 2004, consisted of (in millions):

	November 30	August 31
	2004	2004
Raw materials	$988.1	$994.4
Work-in-process	202.9	224.0
Finished goods	214.3	238.8

Total	$1,405.3	$1,457.2

NOTE 4 — Accounts Receivable, Net

Accounts receivable, net related to continuing operations as of November 30, 2004 and August 31, 2004 consisted of the following (in millions):

	November 30	August 31
	2004	2004
Accounts Receivable	$1,460.9	$1,585.6
Less: Allowance for doubtful accounts	31.4	35.7

Accounts Receivable, net	$1,429.5	$1,549.9

NOTE 5 — Property and Equipment, Net

Property and equipment, net related to continuing operations as of November 30, 2004 and August 31, 2004 consisted of the following (in millions):

	November 30	August 31
	2004	2004
Original Cost	$1,681.4	$1,663.7
Less: Accumulated depreciation	969.6	937.1

Total	$711.8	$726.6

NOTE 6 — Commitments and Contingencies

Synthetic Leases

Solectron has synthetic lease agreements relating to four manufacturing sites in continuing operations. The synthetic leases have expiration dates in August 2007. At the end of the lease terms, Solectron has an option, subject to certain conditions, to purchase or to cause a third party to purchase the facilities subject to the synthetic leases for the “Termination Value,” which approximates the lessor’s original cost for each facility, or may market the property to a third party at a different price. Solectron is entitled to any proceeds from a sale of the properties to third parties in excess of the Termination Value and is liable to the lessor for any shortfall not to exceed 85% of the Termination Value. Solectron has provided loans to the lessor equaling approximately 85% of the Termination Value for each synthetic lease. These loans are repayable solely from the sale of the properties to third parties in the future, are subordinated to the amounts payable to the lessor at the end of the synthetic leases, and may be credited against the Termination Values payable if Solectron purchases the properties. The approximate aggregate Termination Values and loan amounts were $101.3 million and $86.1 million, respectively, as of November 30, 2004.

In addition, cash collateral of $15.2 million is pledged for the difference between the aggregate Termination Values and the loan amounts. Each lease agreement contains various affirmative and financial covenants. A default under a lease, including violation of these covenants, may accelerate the termination date of the arrangement. Solectron was in compliance with all applicable covenants as of November 30, 2004. Monthly lease payments are generally based on the Termination Value and 30-day LIBOR index (1.99% as of November 30, 2004) plus an interest-rate margin, which may vary depending upon Solectron’s Moody’s Investors’ Services and Standard and Poor’s ratings and are allocated between the lessor and Solectron based on the proportion of the loan amount to the Termination Value for each synthetic lease.

During fiscal 2004, Solectron determined that it is probable that the expected fair value of the properties under the synthetic lease agreements will be less than the Termination Value at the end of the lease term. The accretion expense for the quarter was approximately $1.1 million.

Solectron accounts for these synthetic lease arrangements as operating leases in accordance with SFAS No. 13, “Accounting for Leases,” as amended. Solectron’s loans to the lessor and cash collateral were included in other long-term assets and restricted cash and restricted cash equivalents, respectively, in the consolidated balance sheets.

Future Minimum Lease Obligations

     Future minimum payments for operating lease obligations (excluding restructured leases) related to continuing operations, including the synthetic leases discussed above, are as follows (in millions):

		FY05	FY06
	Total	Q2-Q4	Q1	Q2-Q4	FY07	FY08	FY09	FY10	Thereafter
Operating lease	$180.2	$44.4	$11.6	$25.0	$27.2	$16.5	$12.9	$11.4	$31.2

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

Solectron has settled the previously reported shareholder derivative lawsuit entitled Lifshitz v. Cannon et al., Case No. CV815693, filed in the Santa Clara County, California Superior Court, on terms not considered to be material to Solectron. Court approval of the settlement terms was obtained on December 16, 2004.

On March 6, 2003, a putative shareholder class action lawsuit was filed against Solectron and certain of its officers in the United States District Court for the Northern District of California alleging claims under Section 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 10b-5 promulgated thereunder. The case is entitled Abrams v. Solectron Corporation et al., Case No. C-03-0986 CRB. The complaint alleged that the defendants issued false and misleading statements in certain press releases and SEC filings issued between September 17, 2001 and September 26, 2002. In particular, plaintiff alleged that the defendants failed to disclose and to properly account for excess and obsolete inventory in the former Technology Solutions business unit during the relevant time period. Additional complaints making similar allegations were subsequently filed in the same court, and pursuant to an order entered June 2, 2003, the Court appointed lead counsel and plaintiffs to represent the putative class in a single consolidated action. The Consolidated Amended Complaint, filed September 8, 2003, alleges an expanded class period of June 18, 2001 through September 26, 2002, and purports to add a claim for violation of Section 11 of the Securities Act of 1933, as amended (the “Securities Act”), on behalf of a putative class of former shareholders of C-MAC Industries, Inc., who acquired Solectron stock pursuant to the October 19, 2001 Registration Statement filed in connection with Solectron’s acquisition of C-MAC Industries, Inc. In addition, while the initial complaints focused on alleged inventory issues at the former Technology Solutions business unit, the Consolidated Amended Complaint adds allegations of inadequate disclosure and failure to properly account for excess and obsolete inventory at Solectron’s other business units. The complaint seeks an unspecified amount of damages on behalf of the putative class. Solectron believes it has valid defenses to the plaintiffs’ claims. There can be no assurance, however, that the outcome of the lawsuit will be favorable to Solectron or will not have a material adverse effect on Solectron’s business, consolidated financial condition and results of operations. In addition, Solectron may be forced to incur substantial litigation expenses in defending this litigation.

NOTE 7 — Segment Information and Geographic Information

SFAS No. 131 “Disclosure about Segments of an Enterprise and Related Information” established standards for reporting information about operating segments in annual consolidated financial statements and requires selected information about operating segments in interim financial reports issued to stockholders. It also established standards for related disclosures about products and services, geographic areas and major customers. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance.

Solectron’s chief operating decision maker is the Chief Executive Officer. The Chief Executive Officer evaluates financial information on a company-wide basis for purposes of making decisions and assessing financial performance. Accordingly, Solectron has one operating segment.

Geographic information for continuing operations as of and for the periods presented is as follows (in millions):

	Three Months Ended November 30
	2004	2003
Geographic net sales:
United States	$786.4	$763.4
Other North and Latin America	473.7	382.5
Europe	434.1	435.3
Malaysia	436.5	395.1
China	340.1	368.9
Other Asia Pacific	219.8	351.6

	$2,690.6	$2,696.8

Geographic net sales are attributable to the country in which the product is manufactured.

	November 30	August 31
	2004	2004
Long-lived assets:
United States	$295.3	$277.8
Other North and Latin America	175.6	182.8
Europe	143.4	145.6
Asia Pacific	315.6	330.1

	$929.9	$936.3

Certain customers accounted for 10% or more of our net sales. The following table includes these customers and the percentage of net sales attributed to them:

	Three Months Ended November 30
	2004	2003
Cisco Systems	14.1%	11.4%
Nortel Networks	10.4%	10.6%

Solectron has concentrations of credit risk due to sales to the customers listed above as well as to Solectron’s other significant customers. In particular, Nortel Networks accounted for approximately 11.3% of total accounts receivable related to continuing operations as of November 30, 2004.

NOTE 8 — Long-Term Debt

9.625% Senior Notes

On February 6, 2002, Solectron issued an aggregate principal amount of $500 million of 9.625% senior notes due 2009. Solectron is required to pay interest on the notes in cash on February 15 and August 15 of each year. The indenture governing the terms of these notes contains restrictive provisions, which limit Solectron and its subsidiaries from making distributions on their capital stock, investments, incurring debt, issuing preferred stock and engaging in assets sales, among other provisions. As of November 30, 2004, the carrying amount of the notes was $498.1 million and the $16.8 million fair market value of the interest rate swap (See Note 9, “Financial Instruments”) were classified as long-term debt. Additionally, Solectron was in compliance with the restrictive provisions of the indenture at November 30, 2004.

0.5% Convertible Senior Notes due 2034

On February 17, 2004, Solectron issued $450 million of convertible senior notes, or 450,000 notes in $1,000 denomination, to qualified buyers in reliance on Rule 144A under the Securities Act. The notes are unsecured and unsubordinated indebtedness of Solectron and will mature on February 15, 2034. The notes are convertible into shares of common stock of Solectron at any time prior to maturity, subject to the terms of the notes.

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

As of November 30, 2004, the carrying amount of the notes of $450.0 million was classified as long-term debt.

7.375% Senior Notes

In February 1996, Solectron issued $150 million aggregate principal amount of senior notes. These notes are in denominations and have a maturity value of $1,000 each and are due on March 1, 2006. Interest is payable semiannually at a rate of 7.375% per annum. The notes may not be redeemed prior to maturity. As of November 30, 2004, the carrying amount of the notes of $150.0 million was classified as long-term debt.

Adjustable Conversion-Rate Equity Securities (ACES)

At August 31, 2004, there were 2.6 million ACES units remaining. Each ACES unit has a stated amount of $25.00 and consisted of (a) a contract requiring the holder to purchase, for $25.00, a number of shares of Solectron common stock to be determined on November 15, 2004, based on the average trading price of Solectron’s common stock at that time and certain specified settlement rates ranging from 2.1597 shares of Solectron’s common stock per purchase contract to 2.5484 shares of Solectron’s common stock per purchase contract (subject to certain anti-dilution adjustments); and (b) a $25 principal amount of 7.97% subordinated debenture due 2006.

On November 15, 2004, Solectron issued 6.6 million shares of its common stock at a settlement rate of 2.5484 shares per ACES unit as defined above. Solectron received cash proceeds of $64.3 million which resulted in a corresponding increase in additional paid in capital. The equity component of the ACES has been settled. Accordingly, the remaining obligation of the original ACES is the 7.97% debentures.

As of November 30, 2004, there was $63.1 million outstanding of the 7.97% subordinate debentures due November 2006 which were classified as long-term debt.

Liquid Yield Option Notes (LYONs)

At November 30, 2004, Solectron has $9.3  million aggregate accreted value of LYONs outstanding with an interest rate of 2.75%. These notes are unsecured and unsubordinated indebtedness of Solectron. Solectron will pay no interest prior to maturity. Each note has a yield of 2.75% with a maturity value of $1,000 on May 8, 2020. Each note is convertible at any time by the holder to common shares at a conversion rate of 12.3309 shares per note. Holders will be able to require Solectron to purchase all or a portion of their notes on May 8, 2010, at a price of $761.00 per note. Solectron, at its option, may redeem all or a portion of the notes at any time on or after May 8, 2003. As of November 30, 2004, the accreted value of the 2.75% LYONs is classified as long-term debt on the condensed consolidated balance sheet.

NOTE 9 — Derivative Instruments

Fair Value of Financial Instruments

The fair value of Solectron’s cash, cash equivalents, accounts receivable, accounts payable and borrowings under lines of credit approximates the carrying amount due to the relatively short maturity of these items.

Derivatives

Solectron enters into foreign exchange forward contracts intended to reduce the short-term impact of foreign currency fluctuations on foreign currency receivables, investments and payables. The gains and losses on the foreign exchange forward contracts are intended to largely offset the transaction gains and losses on the foreign currency receivables, investments, payables, and indebtedness recognized in operating results. Solectron does not enter into foreign exchange forward contracts for speculative purposes. Solectron’s foreign exchange forward contracts related to current assets and liabilities are generally three months or less in original maturity.

As of November 30, 2004, Solectron had outstanding foreign exchange forward contracts with a total notional amount of approximately $471.7 million related to continuing operations.

Solectron uses interest rate swaps to hedge its mix of short-term and long-term interest rate exposures resulting from Solectron’s debt obligations. As of November 30, 2004, Solectron had an interest rate swap outstanding under which it pays variable rates and receives fixed rates. The interest rate swap has a total notional amount of $500 million, relating to the 9.625% $500 million senior notes expiring on February 15, 2009. Under the swap transaction, Solectron pays an interest rate equal to the 3-month LIBOR rate plus a fixed spread. In exchange, Solectron receives a fixed interest rate of 9.625% on the $500 million. The swap effectively replaces the fixed interest rate on all the 9.625% senior notes with a variable interest rate. The swap is designated as a fair value hedge under SFAS No. 133.

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

Financial instruments that potentially subject Solectron to concentrations of credit risk consist of cash, cash equivalents and trade accounts receivable. Concentrations of credit risk in accounts receivable resulting from sales to major customers are discussed in Note 7, “Segment Information and Geographic Information”. Solectron generally does not require collateral for sales on credit. However, for customers that have limited financial resources, Solectron may require coverage for this risk including standby letters of credit, prepayments and consignment of inventories. Solectron also monitors extensions of credit and the financial condition of its major customers.

NOTE 10 — Intangible Assets

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

The following tables summarize the gross amounts and accumulated amortization for each main class as of November 30, 2004 and August 31, 2004 (in millions):

November 30, 2004:

	Supply	Intellectual Property
	Agreements	Agreements	Other	Total
Gross amount	$87.7	$61.0	$94.8	$243.5
Accumulated amortization	(86.2)	(54.9)	(79.2)	(220.3)

Carrying value	$1.5	$6.1	$15.6	$23.2

August 31, 2004:

	Supply	Intellectual Property
	Agreements	Agreements	Other	Total
Gross amount	$87.7	$108.5	$94.8	$291.0
Accumulated amortization	(86.1)	(54.5)	(77.5)	(218.1)
Impairment	—	(47.5)	—	(47.5)

Carrying value	$1.6	$6.5	$17.3	$25.4

Amortization expense for the three months ended November 30, 2004 was approximately $2.2 million. Annual amortization expense for these intangibles over the next five years would be approximately $5.7 million, $3.8 million, $3.6 million, $3.2 million and $2.3 million.

NOTE 11 — Discontinued Operations

In the fourth quarter of fiscal 2003 and the first quarter of fiscal 2004, Solectron designated the following businesses as discontinued operations: Dy 4 Systems Inc., Kavlico Corporation, the Solectron MicroTechnology division, SMART Modular Technologies Inc., Stream International Inc., Solectron’s 63% interest in US Robotics Corporation, and Force Computers, Inc. In fiscal 2004, all of the businesses were sold except Solectron’s MicroTechnology division.

The results from discontinued operations were as follows (in millions):

	Three Months Ended November 30
	2004	2003
Net sales	$15.2	$535.7
Cost of sales	14.1	470.6

Gross profit	1.1	65.1
Operating (income) expenses — net	(8.7)	128.3

Operating income (loss)	9.8	(63.2)
Interest income — net	—	0.2
Other income (expense) — net	0.9	(4.3)

Income (loss) before income taxes	10.7	(67.3)
Income tax expense	1.7	0.3

Income (loss) from discontinued operations, net of tax	$9.0	$(67.6)

During the first quarter of fiscal 2005, Solectron completed the sale of its MicroTechnology division, for cash proceeds of $30.0 million resulting in a $10.1 million pre-tax gain which is included in operating (income) expenses – net for the quarter ended November 30, 2004 as disclosed above. As a result of this disposition, Solectron transferred approximately $28.3 million from accumulated foreign currency translation gains, included in accumulated other comprehensive losses within Stockholder’s Equity and recognized that amount as part of the pre-tax gain. The sales agreement for this divesture provides for a possible adjustment to the proceeds and gain based upon final settlement of each divesture’s working capital at closing. Resolution of this possible working capital adjustment and other reconciling items pursuant to the sales agreement, if any, are expected to be included in our fiscal 2005 second quarter results.

During fiscal 2004, Solectron completed the sale of the previous six discontinued operations. During the first quarter of fiscal 2005, Solectron increased the net loss on disposal of those discontinued operations by approximately $0.5 million resulting from a few insignificant adjustments pursuant to the terms of the disposal transaction. For the three months ended November 30, 2004, the adjustment to the net loss on these discontinued operations is recorded in operating (income) expenses – net as disclosed above.

The sales agreements for all seven divestitures contain certain indemnification provisions under which Solectron may be required to indemnify the buyer of the divested business for liabilities, losses, or expenses arising out of breaches of covenants and certain breaches of representations and warranties relating to the condition of the business prior to and at the time of sale. In aggregate, Solectron is contingently liable for up to $94.8 million for a period of 12 to 24 months subsequent to the completion of the sale. As of November 30, 2004, there were no liabilities recorded under these indemnification obligations. Additionally, Solectron may be required to indemnify a buyer for environmental remediation costs for a period up to 10 years and not to exceed $13 million. Solectron maintains an insurance policy to cover environmental remediation liabilities in excess of reserves previously established upon the acquisition of these properties. Solectron did not record any environmental charges upon disposition of these properties.

Solectron is in the process of terminating a synthetic lease agreement associated with a discontinued operation that has been sold. Any resulting gain or loss from the absolution of the synthetic lease agreement will be recognized in discontinued operations.

The current and non-current assets and liabilities of discontinued operations as of November 30, 2004 and August 31, 2004, were as follows (in millions):

	November 30	August 31
	2004	2004
Accounts receivable, net	$—	$18.3
Inventories	—	18.1

Total current assets of discontinued operations	$—	$36.4

Net property and equipment	$—	$10.1
Other assets	—	1.8

Total non-current assets of discontinued operations	$—	$11.9

Short-term debt	$—	$8.9
Accounts payable	—	26.0
Accrued employee compensation	—	7.2
Accrued expenses	—	4.3

Total current liabilities of discontinued operations	$—	$46.4

Total non-current liabilities of discontinued operations	$—	$1.8

NOTE 12 — Restructuring and Impairment

Over the past few years, Solectron has recorded restructuring and impairment costs as it rationalized operations in light of customer demand declines and the economic downturn. The measures, which included reducing the workforce, consolidating facilities and changing the strategic focus of a number of sites, was largely intended to align Solectron’s capacity and infrastructure to anticipated customer demand and transition our operations to lower cost regions. The restructuring and impairment costs include employee severance and benefit costs, costs related to leased facilities abandoned and subleased, impairment of owned facilities no longer used by Solectron which will be disposed, costs related to leased equipment that has been abandoned, and impairment of owned equipment that will be disposed. For owned facilities and equipment, the impairment loss recognized was based on the fair value less costs to sell, with fair value estimated based on existing market prices for similar assets. Severance and benefit costs and other costs associated with restructuring activities initiated prior to January 1, 2003 were recorded in compliance with EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity.” Severance and benefit costs associated with restructuring activities initiated on or after January 1, 2003 are recorded in accordance with SFAS No. 112, “Employer’s Accounting for Postemployment Benefits,” as Solectron concluded that it had a substantive severance plan. In accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, the estimated lease loss accrued for leased facilities abandoned and subleased after December 31, 2002 represents the fair value of the lease liability as measured by the present value of future lease payments subsequent to abandonment less the present value of any estimated sublease income. For those facilities abandoned and subleased before January 1, 2003, as part of restructuring activities under EITF Issue No. 94-3, the estimated lease loss represents payments subsequent to abandonment less any estimated sublease income. In order to estimate future sublease income, Solectron works with a real estate broker to estimate the length of time until it can sublease a facility and the amount of rent it can expect to receive. Estimates of expected sublease income could change based on factors that affect Solectron’s ability to sublease those facilities such as general economic conditions and the real estate market, among others.

See also Note 10, “Intangible Assets,” for discussion of intangible asset impairment charges.

Three months ended November 30, 2004 and 2003

Solectron continued to incur expected restructuring charges in the first quarter of fiscal 2005 as a result of revisions of previous estimates along with idle facility common area maintenance costs. Total restructuring and impairment costs of $1.6 million were charged against continuing operations.

During the three months ended November 30, 2004, Solectron incurred $1.2 million in impairments of equipment and facilities resulting from changes in market conditions.

The following table summarizes restructuring charges included in the accompanying condensed consolidated statements of operations (in millions):

	Three Months Ended November 30
	2004	2003	Nature
Loss (gain) on disposal of and impairment of equipment and facilities	$1.2	$(2.5)	non-cash
Severance and benefit costs	0.4	10.1	cash
Net adjustment to equipment lease loss accrual	0.1	0.3	cash
Net adjustment to facility lease loss accrual	(0.1)	4.5	cash
Other exit costs	—	14.6	cash

Total	$1.6	$27.0

The employee severance and benefit costs included in the restructuring charges recorded in the first quarter of fiscal 2005 related to approximately 200 full-time positions worldwide, all of which have been eliminated. The positions eliminated were primarily in the Americas and European regions. Solectron has one restructuring plan of approximately $20.0 million to complete as of November 30, 2004. Cumulative restructuring costs recorded under this plan as of November 30, 2004 was approximately $19.0 million.

Fiscal 2004 and 2003

The following table summarizes restructuring charges relating to continuing operations recorded in fiscal 2004 and 2003 (in millions):

	Years Ended August 31
	2004	2003	Nature
Loss on disposal of and impairment of equipment and facilities	$35.8	$152.4	non-cash
Severance and benefit costs	27.0	220.7	cash
Net adjustment to equipment lease loss accrual	(3.0)	2.2	cash
Net adjustment to facility lease loss accrual	43.8	23.6	cash
Other exit costs	25.7	32.6	cash

Total	$129.3	$431.5

2004
During fiscal 2004, Solectron recorded restructuring and impairment charges (excluding intangible asset impairment charges) of $129.3 million related to continuing operations.

In the fourth quarter of fiscal 2004, Solectron committed to a plan to incur approximately $20.0 million in new restructuring charges. At the end of fiscal 2004, Solectron recorded approximately $19.0 million of restructuring charges related to this plan. These restructuring actions are to further consolidate facilities, reduce the workforce in Europe and North America and impair certain long-lived assets. These new restructuring actions will result in future savings in salaries and benefits and depreciation expense, and will result in cash expenditures of approximately $14.4 million. Solectron expects to complete this new plan by the end of fiscal 2005.

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

2003
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

The other exit costs mainly represent program transfer activity between global operation sites, which are recorded as the charges are incurred.

Restructuring Accrual
The following table summarizes the restructuring accrual balance for continuing operations as of November 30, 2004 (in millions):

	Severance	Lease Accrual	Lease Accrual	Other Exit
	and Benefits	on Facilities	on Equipment	Costs	Total
Balance of accrual at August 31, 2004	$28.9	$58.8	$4.9	$1.3	$93.9
Q1-FY05 Provision	0.4	(0.1)	0.1	—	0.4
Q1-FY05 Cash payments	(9.8)	(9.9)	(1.7)	(0.3)	(21.7)

Balance of accrual at November 30, 2004	19.5	48.8	3.3	1.0	72.6

Accruals related to restructuring activities were recorded in accrued expenses and other current liabilities in the accompanying consolidated balance sheet. Solectron expects to pay approximately $45.0 million in the next year related to severance and benefits, lease commitment costs and other exit costs. The remaining balance, primarily consisting of lease commitment costs on facilities is expected to be paid out through 2012.

NOTE 13 — Income (Loss) Per Share Calculation

Basic earnings (loss) per share is computed using the weighted average number of common shares outstanding during the period.

The computation of diluted earnings per share calculates the effect of dilutive securities on weighted average shares. Dilutive securities would include options to purchase common stock and shares issuable upon conversion of Solectron’s LYONs and ACES. If certain conversion events occur, dilutive securities would also include shares issuable upon conversion of Solectron’s 0.5% senior notes.

Earnings per share data for continuing operations were computed as follows (in millions, except per share amounts):

	Three Months Ended November 30,
	2004	2003
Basic earnings (net loss) per share:
Net income (loss)	$46.9	$(52.2)
Shares used in computation:
Weighted average ordinary shares outstanding	963.2	833.6

Basic earnings (net loss) per share	$0.05	$(0.06)

Diluted earnings per share:
Net income (loss)	$46.9	$(52.2)
Shares used in computation:
Weighted average ordinary shares outstanding	963.2	833.6
Employee stock options	4.2	—
Shares issuable upon conversion of LYONs	—	—
Shares issuable upon conversion of ACES	—	—

Weighted average number of shares	967.4	833.6
Diluted earnings (net loss) per share	$0.05	$(0.06)

The following table summarizes the weighted average dilutive securities that were excluded from the above computation of diluted earnings per share because their inclusion would have an anti-dilutive effect (in millions):

	Three Months Ended November 30,
	2004	2003
Dilutive securities:
Employee stock options	28.5	44.7
Shares issuable upon conversion of LYONs	0.3	19.3
Shares issuable upon conversion of ACES	5.8	112.1

Total dilutive potential common shares	34.6	176.1

In addition, there were 46.6 million shares related to the 0.5% convertible senior notes that were excluded from the diluted earnings per share calculation for the first quarter of fiscal 2005 as they are issuable only if certain conversion events occur. The 0.5% convertible senior notes did not exist in the first quarter of fiscal 2004.

NOTE 14 — Income Taxes

SFAS No. 109, “Accounting for Income Taxes,” requires that a valuation allowance be established when it is “more likely than not” that all or a portion of deferred tax assets will not be realized. A review of all available positive and negative evidence needs to be considered, including the company’s performance, the market environment in which the company operates, the utilization of past tax credits, length of carryback and carryforward periods, and existing contracts or sales backlog that will result in future profits, among other factors. It further states that forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence such as cumulative losses in recent years in the jurisdictions to which the deferred tax assets relate. Therefore, cumulative losses weigh heavily in the overall assessment. As a result of the review undertaken after the end of the third quarter of fiscal 2003, Solectron concluded that it was appropriate to establish a full valuation allowance for most of the net deferred tax assets arising from its operations in the jurisdictions to which the deferred tax assets relate. The total valuation allowance is approximately $1.6 billion as of November 30, 2004. In addition, Solectron expects to continue to provide a full valuation allowance on future tax benefits until it can demonstrate a sustained level of profitability that establishes its ability to utilize the assets in the jurisdictions to which the assets relate. Solectron incurs tax expense in certain countries which are not subject to the aforementioned valuation allowance during the three months ended November 30, 2004.

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

In addition, Solectron has established contingency reserves for income taxes in various jurisdictions. The estimate of appropriate tax reserves is based upon the amount of prior tax benefit that might be at risk upon audit and upon the reasonable estimate of the amount at risk. Solectron periodically reassess the amount of such reserves and adjust reserve balances as necessary.

Income taxes payable of $161.7 million and $162.4 million is included in other current liabilities as of November 30, 2004 and August 31, 2004, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking Statements

With the exception of historical facts, the statements contained in this quarterly report are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are subject to the safe harbor provisions set forth in the Exchange Act. These forward-looking statements relate to matters including, but not limited to:

•	future sales and operating results;

•	our anticipation of the timing and amounts of our future obligations and commitments;

•	our belief that our cash and cash equivalents, lines of credit and cash to be generated form continuing operations will be sufficient for us to meet our obligations for the next twelve months;

•	the capabilities and capacities of our business operations;

•	the anticipated financial impact of recent and future acquisitions and divestitures and the adequacy of our provisions for indemnification obligations pursuant to such transactions;

•	our belief that our current environmental liability exposure related to our facilities will not be material to our business, financial condition or results of operations; and

•	various other forward-looking statements contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

We intend that our forward-looking statements be subject to the safe harbors created by the Exchange Act. The forward-looking statements are generally accompanied by words such as “intend,” “anticipate,” “believe,” “estimate,” “expect” and other similar words and statements and variations or negatives of these words. Our forward-looking statements are based on current expectations, forecasts and assumptions and are subject to risks, uncertainties and changes in condition, significance, value and effect, including those discussed under the heading “Risk Factors” in this report and in our reports filed with the Securities and Exchange Commission on Forms 10-K,10-Q, 8-K and S-3. Such risks, uncertainties and changes in condition, significance, value and effect could cause our actual results to differ materially from our anticipated outcomes. Although we believe that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate. Therefore, we can give no assurance that the results implied by these forward-looking statements will be realized. The inclusion of forward-looking information should not be regarded as a representation by our company or any other person that the future events, plans or expectations contemplated by Solectron will be achieved. Furthermore, past performance in operations and share price is not necessarily indicative of future performance. We disclaim any intention or obligation to update or revise any forward-looking statements contained in the documents incorporated by reference herein, whether as a result of new information, future events or otherwise

Overview

We provide a range of worldwide manufacturing and integrated supply chain services to companies who design and market electronic products. Our revenue is generated from sales of our services primarily to customers in the Computing & Storage, Networking, Communications, Consumer, Industrial, and Automotive markets.

Summary of Results

The following table sets forth, for the three-month periods indicated certain key operating results and other financial information (in millions):

	Three Months Ended November 30
	2004	2003
Net sales	$2,690.6	$2,696.8
Gross profit	156.2	127.5
Selling, general and administrative expense	95.5	114.7
Income (loss) from continuing operations	46.9	(52.2)

Net sales for the first quarter of fiscal 2005 remained the same at approximately $2.7 billion relative to the same period of fiscal 2004. Our sales levels during the first quarter of fiscal 2005 were softer than anticipated.

Gross profit improved to 5.8% for the first quarter of fiscal 2005 compared to 4.7% for the same period of fiscal 2004. The gross profit improvement was the result of effectively implementing the Lean Initiative in our manufacturing sites around the world and increasing discipline in our quote process for new business.

Selling, general and administrative (SG&A) expense continued to decline in the first quarter of fiscal 2005. SG&A expense was $95.5 million during the first quarter of fiscal 2005 compared to $114.7 million for the same period of fiscal 2004. The reduction in SG&A expense is a result of our continued discipline in spending.

Key Performance Indicators

Management regularly reviews financial and non-financial performance indicators to assess the Company’s operating results. The following table sets forth, for the quarterly periods indicated, certain of management’s key financial performance indicators.

Three Months Ended
	November 30, 2004	August 31, 2004	May 31, 2004	February 28, 2004	November 30, 2003
Inventory turns	7.1 turns	7.5 turns	7.5 turns	7.4 turns	7.4 turns
Days sales outstanding (DSO)	50 days	47 days	47 days	49 days	50 days
Days payable outstanding (DPO)	49 days	47 days	46 days	48 days	48 days
Cash-to-cash cycle (C2C)	51 days	49 days	49 days	50 days	50 days
Capital expenditures (in millions)	$32.0	$48.3	$32.8	$31.5	$37.0

Inventory turns are calculated as the ratio of cost of sales compared to the average inventory for the quarter. During the first quarter of fiscal 2005, inventory turns declined due to a decrease in revenue resulting from lower demand than anticipated. DSO is calculated as the ratio of average accounts receivable for the quarter compared to daily revenue for the quarter. DSO has increased from the prior quarter due the higher mix of customers with longer payment terms in the quarter. DPO is calculated as the ratio of average accounts payable during the quarter compared to daily cost of sales for the quarter. DPO has increased from the prior quarter due to higher payable balances resulting from increasing inventory in anticipation of higher sales. The C2C cycle is determined by taking the ratio of 360 days compared to inventory turns plus DSO minus DPO. The C2C cycle has increased from the prior quarter primarily as a result of higher DSO and lower inventory turns, partially offset by improvements in DPO.

Critical Accounting Policies

Management is required to make judgments, assumptions and estimates that affect the amounts reported when we prepare consolidated financial statements and related disclosures in conformity with generally accepted accounting principles in the United States. Note 1, “Summary of Significant Accounting Policies,” to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended August 31, 2004 describes the significant accounting policies and methods used in the preparation of our consolidated financial statements. Estimates are used for, but not limited to, our accounting for contingencies, allowance for doubtful accounts, inventory valuation, goodwill and intangible asset impairments, restructuring costs, and income taxes. Actual results could differ from these estimates. The following critical accounting policies are impacted significantly by judgments, assumptions and estimates used in the preparation of our consolidated financial statements.

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

Income Taxes

We currently have significant deferred tax assets in certain jurisdictions resulting from tax credit carry-forwards, net operating losses and other deductible temporary differences, which will reduce taxable income in such jurisdictions in future periods. We have provided valuation allowances for future tax benefits resulting from foreign net operating loss carry-forwards and for certain other U.S. and foreign deductible temporary differences where we believe future realizability is in doubt. SFAS No. 109 requires a valuation allowance to be established when it is “more likely than not” that all or a portion of deferred tax assets will not be realized, and further provides that it is difficult to conclude that a valuation allowance is not needed when there is negative evidence in the form of cumulative losses in recent years. Therefore, cumulative losses weigh heavily in the overall assessment. We established a valuation allowance in the third quarter of fiscal 2003 for most of our deferred tax assets because prior losses and an uncertain future outlook did not support projections of profitability sufficient to establish our ability to use those deferred tax assets in future periods. We have not yet established sustained profitability since that time which would support recognition of deferred tax assets generated in prior and current periods.

We have established contingency reserves for income taxes in various jurisdictions in accordance with SFAS No. 5 “Accounting for Contingencies”. The estimate of appropriate tax reserves is based upon the amount of prior tax benefit which might be at risk upon audit and upon the reasonable estimate of the amount at risk. We periodically reassess the amount of such reserves and adjusts reserve balances as necessary.

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

	Three Months Ended November 30
	2004	2003
Net sales	100.0%	100.0%
Cost of sales	94.2	95.3

Gross profit	5.8	4.7
Operating expenses:
Selling, general and administrative	3.5	4.2
Restructuring and impairment costs	0.1	1.0

Operating income (loss)	2.2	(0.5)
Interest income	0.3	0.1
Interest expense	(0.6)	(1.6)
Other income — net	0.1	0.2

Operating income (loss) from continuing operations before income taxes	2.0	(1.8)
Income tax expense	0.2	0.1

Income (loss) from continuing operations	1.8%	(1.9)%
Discontinued operations:
Income (loss) from discontinued operations	0.4	(2.5)
Income tax expense	0.1	—

Income (loss) from discontinued operations	0.3%	(2.5)%
Net income (loss)	2.1%	(4.4)%

Net Sales – Continuing Operations

For the first quarter of fiscal 2005, net sales remained flat at $2.7 billion as compared to the same period of fiscal 2004. The sales mix between end-markets changed between reporting periods. We have seen a decline in the computing and storage end-markets since the first quarter of fiscal 2004. Revenue dollars in all other end-markets have increased between periods. The decline in the computing and storage end markets is due primarily to the disengagement of certain low-margin programs.

The following table depicts, for the periods indicated, revenue by market expressed as a percentage of net sales. The distribution of revenue across our markets has fluctuated, and will continue to fluctuate, as a result of numerous factors, including but not limited to: increased business from new and existing customers; fluctuations in customer demand; seasonality; and growth in outsourcing.

	Three Months Ended November 30
	2004	2003
Computing & Storage	28.7%	36.6%
Consumer	17.4%	16.0%
Communications	20.5%	17.9%
Networking	23.1%	20.9%
Industrial	5.3%	4.0%
Automotive	3.3%	3.2%
Other	1.7%	1.4%

Total	100.0%	100.0%

International Sales – Continuing Operations

In the three months ended November 30, 2004, our international locations contributed approximately 70.8% of net sales compared to approximately 71.7% for the corresponding period of fiscal 2004.

Major Customers – Continuing Operations

Certain customers accounted for 10% or more of our net sales. The following table includes these customers and the percentage of net sales attributed to them:

	Three Months Ended November 30
	2004	2003
Cisco Systems	14.1%	11.4%
Nortel Networks	10.4%	10.6%

Our top ten customers accounted for approximately 60.7% of net sales for the three months ended November 30, 2004, compared to approximately 58.1% in the corresponding period of fiscal 2004.

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

Our gross profit percentage increased to 5.8% for the three months ended November 30, 2004 compared to 4.7% for the corresponding period in fiscal 2004, respectively. The gross profit improvement was the result of effectively implementing the Lean Initiative in our manufacturing sites around the world and increasing discipline in our quote process for new business.

Sales of inventory previously written down or written off have not been significant and have not had any material impact on our gross profits for the three months ended November 30, 2004.

Selling, General and Administrative (SG&A) Expenses – Continuing Operations

SG&A expenses decreased $19.2 million, or 16.7%, for the three months ended November 30, 2004 compared to the corresponding period in fiscal 2004. As a percentage of net sales, SG&A expenses decreased to 3.5% for the three months ended November 30, 2004 compared to 4.2% in the corresponding periods in fiscal 2004. The decrease was primarily due to headcount and other SG&A expense reductions resulting from our restructuring initiatives.

Restructuring and Impairment – Continuing Operations

During the first quarter of fiscal 2005, restructuring and impairment costs of $1.6 million were charged against operations which mainly related to the impairment charges on property and equipment held for sale due to changes in market condition. The decrease quarter over quarter was due to a reduction in restructuring activities.

Interest Income – Continuing Operations

Interest income increased $3.4 million to $5.8 million for the three months ended November 30, 2004 from $2.4 million in the corresponding period in fiscal 2004. The increase was due to increased average cash and cash equivalent balances.

Interest Expense – Continuing Operations

Interest expense decreased $27.6 million to $16.3 million for the three months ended November 30, 2004 from $43.9 million in the corresponding period in fiscal 2004. The decrease was primarily due to the retirement of approximately $1.6 billion aggregate principal amount of our LYONs and the settlement of approximately 94% of our ACES debentures during fiscal 2004.

Other Income — net – Continuing Operations

Other income — net decreased $3.0 million to $3.0 million for the three months ended November 30, 2004 from $6.0 million in the corresponding period in fiscal 2004. The fluctuation is primarily due to foreign currency gains and losses.

Income Taxes – Continuing Operations

Our income tax expense was $4.7 million and $2.5 million for the three months ended November 30, 2004 and 2003, respectively. We incurred net tax expense in certain countries in which we had profitable operations during the periods ended November 30, 2004 and November 30, 2003.

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

On October 22, 2004, the American Jobs Creation Act (“the AJCA”) was signed into law. The AJCA includes a deduction of 85% of certain foreign earnings that are repatriated, as defined in the AJCA. The Company may elect to apply this provision to qualifying earnings repatriations in either the balance of Fiscal 2005 or in Fiscal 2006. The Company has started an evaluation of the effects of the repatriation provision; however, the Company does not expect to be able to complete this evaluation until after Congress or the Treasury Department provide additional clarifying language on key elements of the provision.

Liquidity and Capital Resources – Continuing Operations

Cash and cash equivalents increased to approximately $1.7 billion at November 30, 2004 from approximately $1.4 billion at August 31, 2004. The table below, for the periods indicated, provides selected condensed consolidated cash flow information (in millions):

	Three Months Ended November 30
	2004	2003
Net cash provided by (used in) operating activities of continuing operations	195.2	(114.3)
Net cash (used in) provided by investing activities of continuing operations	(5.1)	14.7
Net cash provided by (used in) financing activities of continuing operations	50.4	(11.8)

Net cash provided by operating activities was $195.2 million during the three months ended November 30, 2004. This cash was generated by a $46.9 million income from continuing operations, a $120.4 million decrease in accounts receivable a $52.1 million decrease in inventories, a $17.4 million decrease in prepaids and other current assets, non-cash depreciation and amortization charges of $48.5 million. These were offset by a $74.2 million decrease in accounts payable, and a $17.9 million decrease in accrued expenses and other current liabilities. The decrease in inventory levels and accounts payable is due to lower levels of material purchases resulting from lower first quarter revenue. Accounts receivable has decreased in conjunction with lower revenues in the quarter.

Net cash used in investing activities of $5.1 million during the three months ended November 30, 2004 primarily consisted of net proceeds of $30.0 million received from the disposition of one of our discontinued operations, $16.0 million received from sale of investment in ECS Holdings, and $3.8 million in proceeds from sale of property and equipment. These were offset by $32.0 million in capital expenditures and $22.9 million in advances to discontinued operations.

Net cash provided by financing activities of $50.4 million during the three months ended November 30, 2004 primarily consisted of the proceeds from issuance of common stock of $64.3 million related to the retirement of ACES securities offset by $15.1 million of repayment of debt related to various debt facilities.

As of November 30, 2004, we had available a $500 million revolving credit facility that expires on August 20, 2007. Our revolving credit facility is guaranteed by certain of our domestic subsidiaries and secured by the pledge of domestic accounts receivable, inventory and equipment, the pledge of equity interests in certain of our subsidiaries and notes evidencing intercompany debt. Borrowings under the credit facility bear interest, at our option, at the London Interbank offering rate (LIBOR) plus a margin of 2.25% based on our current senior secured debt ratings, or the higher of the Federal Funds Rate plus 1/2 of 1% or Bank of America N.A.’s publicly announced prime rate. As of November 30, 2004, there were no borrowings outstanding under this facility. We are subject to compliance with certain financial covenants set forth in these facilities including, but not limited to, capital expenditures, cash interest coverage and leverage. We were in compliance with all applicable covenants as of November 30, 2004.

In addition, we had $15.2 million in committed and $176.7 million in uncommitted foreign lines of credit and other bank facilities as of November 30, 2004 relating to continuing operations. A committed line of credit obligates a lender to loan us amounts under the credit facility as long as we adhere to the terms of the credit agreement. An uncommitted line of credit is extended to us at the sole discretion of a lender. The interest rates range from the bank’s prime lending rate to the bank’s prime rate plus 1.0%. As of November 30, 2004, borrowings and guaranteed amounts were $5.8 million under committed and $0 under uncommitted foreign lines of credit. Borrowings are payable on demand. The weighted-average interest rate was 4.0% for committed foreign lines of credit as of November 30, 2004.

During the first quarter of fiscal 2005, we issued 6.6 million shares of common stock for total net proceeds of $64.3 million in connection with the settlement and retirement of the equity component of the remaining ACES units, as defined in the ACES agreement.

$150.0 million aggregate principal amount of 7.375% senior notes is due on March 1, 2006, our $500.0 million aggregate principal amount of 9.625% senior notes is due on February 15, 2009, and our $450.0 million aggregate principal amount of 0.5% convertible senior notes is callable by the holders on February 15, 2011.

We have synthetic lease agreements relating to four manufacturing sites for continuing operations. The synthetic leases have expiration dates in 2007. At the end of the lease term, we have an option, subject to certain conditions, to purchase or to cause a first party to purchase the facilities subject to the synthetic leases for the “Termination Value,” which approximates the lessor’s original cost for each facility, or we may market the property to a first party at a different price. We are entitled to any proceeds from a sale of the properties to first parties in excess of the Termination Value and liable to the lessor for any shortfall. We provided loans to the lessor equaling approximately 85% of the Termination Value for each synthetic lease. These loans are repayable solely from the sale of the properties to first parties in the future, are subordinated to the amounts payable to the lessor at the end of the synthetic leases, and may be credited against the Termination Value payable if we purchase the properties. The approximate aggregate Termination

Values and loan amounts are $101.3 million and $86.1 million, respectively, as of November 30, 2004.

In addition, cash collateral of $15.2 million is pledged for the difference between the aggregate Termination Values and the loan amounts. Each synthetic lease agreement contains various affirmative and financial covenants. A default under a lease, including violation of these covenants, may accelerate the termination date of the arrangement. We were in compliance with all applicable covenants as of November 30, 2004. Monthly lease payments are generally based on the Termination Value and 30-day LIBOR index (1.99% as of November 30, 2004) plus an interest-rate margin, which may vary depending upon our Moody’s Investors’ Services and Standard and Poor’s ratings, and are allocated between the lessor and us based on the proportion of the loan amount to the Termination Value for each synthetic lease.

We have determined that it is probable that the expected fair value of the properties at the end of each of the various synthetic lease terms will be less than the applicable Termination Value. Accretion expense during the quarter ending November 30, 2004 was $1.1 million.

We account for these synthetic lease arrangements as operating leases in accordance with SFAS No. 13, “Accounting for Leases,” as amended. Our loans to the lessor and cash collateral were included in other long-term assets and cash and cash equivalents, respectively, in the condensed consolidated balance sheets.

We believe that our current cash, cash equivalents, lines of credit and cash anticipated to be generated from continuing operations and divestitures of our discontinued operation will satisfy our expected working capital, capital expenditures, debt service and investment requirements through at least the next 12 months.

The following is a summary of certain obligations and commitments as of November 30, 2004 for continuing operations:

Payments Due by Period
(in millions)

		FY05	FY06
	Total	Q2-Q4	Q1	Q2-Q4	FY07	FY08	FY09	FY10	Thereafter
Long term debt	1,208.1	—	—	168.0	72.6	0.3	501.4	15.4	450.4
Operating lease	180.2	44.4	11.6	25.0	27.2	16.5	12.9	11.4	31.2
Operating leases for restructured facilities and equipment	55.8	18.9	3.4	10.2	11.3	6.0	3.0	2.0	1.0
Other (1)	225.3	225.3	—	—	—	—	—	—	—

	$1,669.4	$288.6	$15.0	$203.2	$111.1	$22.8	$517.3	$28.8	$482.6

(1)	We have guaranteed various purchase commitments for materials, supplies and services incurred during the normal course of business.

Other long-term liabilities of $77.0 million disclosed on the consolidated financial statements includes deferred tax liabilities related to timing differences, which due to their nature are not projected.

Off-Balance Sheet Arrangements and Contractual Obligations

Our off-balance sheet arrangements and contractual obligations consist of our synthetic and operating leases, our interest rate swap instrument related to our long-term debt (described in the “We are exposed to interest rate fluctuations” Risk Factor), our foreign exchange contracts (described in the “We are exposed to fluctuations in foreign currency exchange rates” Risk Factor), and certain indemnification provisions related to our seven divestures (described in the “Discontinued Operations” portion below).

A tabular presentation of our contractual obligations is provided in the “Liquidity and Capital Resources” portion of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Discontinued Operations

In the fourth quarter of fiscal 2003 and the first quarter of fiscal 2004, we designated the following businesses as discontinued operations: Dy 4 Systems Inc., Kavlico Corporation, our MicroTechnology division, SMART Modular Technologies Inc., Stream International Inc., our 63% interest in US Robotics Corporation, and Force Computers, Inc. In fiscal 2004, all of the businesses were sold except the MicroTechnology division.

The collective results from all discontinued operations for all periods presented were as follows (in millions):

	Three Months Ended November 30
	2004	2003
Net sales	$15.2	$535.7
Cost of sales	14.1	470.6

Gross profit	1.1	65.1
Operating (income) expenses — net	(8.7)	128.3

Operating income (loss)	9.8	(63.2)
Interest income — net	—	0.2
Other income (expense) — net	0.9	(4.3)

Income (loss) before income taxes	10.7	(67.3)
Income tax expense	1.7	0.3

Income (loss) from discontinued operations, net of tax	$9.0	$(67.6)

Net sales, gross profit, operating expenses (income) – net, interest income — net, other income (expense) net, and income tax expense from discontinued operations decreased for the three months ended November 30, 2004 as compared to the same period in fiscal 2004 primarily due to the fact that the activity during fiscal 2005 only represents the operations and sale of the final discontinued operation as the remaining discontinued operations were previously sold in fiscal 2004. In addition, there was a $10.1 million pre-tax gain from the sale of the discontinued operations recorded in operating (income) expenses — net for the three month period ended November 30, 2004. As a result of this disposition, we transferred approximately $28.3 million from accumulated foreign currency translation gains, included in accumulated other comprehensive losses within Stockholders Equity and recognized that amount as part of the pre-tax gain.

During fiscal 2004, we completed the sale of the other discontinued operations. During the first quarter of fiscal 2005, we increased the net loss on disposal of these discontinued operations by approximately $0.5 million resulting from a few insignificant adjustments pursuant to the terms of the disposal transaction. For the three months ended November 30, 2004, the adjustment to the net loss on these discontinued operations is recorded in operating (income) expenses – net as disclosed above.

The sales agreements for all seven divestitures contain certain indemnification provisions under which we may be required to indemnify the buyer of the divested business for liabilities, losses, or expenses arising out of breaches of covenants and certain breaches of representations and warranties relating to the condition of the business prior to and at the time of sale. In aggregate, we are contingently liable for up to $94.8 million for a period of 12 to 24 months subsequent to the completion of the sale. As of November 30, 2004 there were no liabilities recorded under these indemnification obligations. Additionally, we may be required to indemnify a buyer for environmental remediation costs for a period up to 10 years and not to exceed $13 million. We maintain an insurance policy to cover environmental remediation liabilities in excess of reserves previously established upon the acquisition of these properties. We did not record any environmental charges upon disposition of these properties.

We are in the process of terminating a synthetic lease agreement associated with a discontinued operation that has been sold. Any resulting gain or loss from the absolution of the synthetic lease agreement will be recognized in discontinued operations.

The sales agreements of the discontinued operations generally include terms which may result in adjustments to the gain or loss in fiscal quarters subsequent to the closing of the sale.

RISK FACTORS

Most of our net sales come from a small number of customers; if we lose any of these customers, our net sales could decline significantly.

Most of our annual net sales come from a small number of our customers. Our ten largest customers accounted for approximately 60.7% and 58.1% of net sales from continuing operations in the first quarter of fiscal 2005 and 2004, respectively. During the first quarter of fiscal 2005, two of these customers individually account for more than ten percent of our annual net sales. Any material delay, cancellation or reduction of orders from these or other major customers could cause our net sales to decline significantly, and we may not be able to reduce the accompanying expenses at the same time. We cannot guarantee that we will be able to retain any of our largest customers or any other accounts, or that we will be able to realize the expected revenues under existing or anticipated supply agreements with these customers. Our business, market share, consolidated financial condition and results of operations will continue to depend significantly on our ability to obtain orders from new customers, retain existing customers, realize expected revenues under existing and anticipated supply agreements, as well as on the consolidated financial condition and success of our customers and their customers.

Net sales may not improve, and could decline, in future periods if there is continued or resumed weakness in customer demand, particularly in the telecommunications and computing sectors, resulting from worldwide economic conditions. In addition, in connection with our efforts to improve our gross profits, we have engaged in pricing discussions with certain customers on specific programs where we felt we were under-compensated for the services and value that were providing. Where we have not been able to reach mutual agreement with a customer on price adjustments, we have mutually agreed with the customer to transition the business in question to a new supplier. While we believe our disengagement from specific programs with certain customers will ultimately advance our efforts to return to sustained profitability, there can be no assurance that such disengagements will not result in unanticipated or adverse financial effects.

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

Approximately 70.8% and 71.7% of our net sales from continuing operations are the result of services and products manufactured in countries outside the United States during the first quarter of fiscal 2005 and 2004, respectively. As a result of our foreign sales and facilities, our operations are subject to a variety of risks and costs that are unique to international operations, including the following:

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

We incurred approximately $1.6 million of restructuring and impairment costs relating to continuing operations in the first quarter of fiscal 2005 and approximately $27.0 million during the first quarter of fiscal 2004. If our estimates about previous restructuring charges prove to be inadequate, our consolidated financial condition and results of operations may suffer. While we believe our capacity is appropriate for current revenue levels, we continue to evaluate our cost structure relative to future financial results and customer demand. If our estimates about future financial results and customer demand prove to be inadequate, our consolidated financial condition and consolidated results of operations may suffer.

We depend on limited or sole source suppliers for critical components, the inability to obtain sufficient components as required, and under favorable purchase terms, would cause harm to our business.

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

We may not be able to adequately satisfy regulatory requirements relating to internal controls over financial reporting or may encounter difficulties in implementing any new or improved internal controls.

Section 404 of the Sarbanes Oxley Act of 2002 (“S404”) requires that we evaluate and report on the effectiveness of Solectron’s internal controls over financial reporting beginning with the annual report filed on Form 10-K for the reporting period ending August 31, 2005. In addition, our independent auditors must report on management’s evaluation of Solectron’s internal controls. We are currently in the process of documenting and testing internal controls that will be used as the basis for the management report to be included in the Form 10-K. Our evaluation of internal controls may conclude that enhancements or changes to internal controls are necessary to satisfy the requirements of Section 404. Any failure to implement required new or improved controls, or difficulties encountered in the implementation of such new or improved controls, could have implications on our consolidated operating results or could result in a material weakness that would be required to be reported in the Form 10-K.

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

We enter into foreign exchange forward contracts intended to reduce the short-term impact of foreign currency fluctuations on foreign currency cash, receivables, investments, payables and indebtedness. The gains and losses on the foreign exchange forward contracts are intended to offset the transaction gains and losses on the foreign currency cash, receivables, investments, and payables recognized in earnings. We do not enter into foreign exchange forward contracts for speculative purposes. Our foreign exchange forward contracts related to current assets and liabilities are generally three months or less in original maturity.

As of November 30, 2004, we had outstanding foreign exchange forward contracts with a total notional amount of approximately $471.7 million related to continuing operations. The change in value of the foreign exchange forward contracts resulting from a hypothetical 10% change in foreign exchange rates would be offset by the remeasurement of the related balance sheet items, the result of which would not be significant.

As of November 30, 2004, the majority of our foreign currency hedging contracts were scheduled to mature in approximately three months and there were no material deferred gains or losses. In addition, our international operations in some instances act as a natural hedge because both operating expenses and a portion of sales are denominated in local currency. In these instances, although an unfavorable change in the exchange rate of a foreign currency against the U.S. dollar will result in lower sales when translated to U.S. dollars, operating expenses will also be lower in these circumstances. Although approximately 26.0% of our net sales from continuing operations in the first quarter of fiscal 2005 were denominated in currencies other than the U.S. dollar, we do not believe our total exposure to be significant because of natural hedges.

We are exposed to interest rate fluctuations.

The primary objective of our investment activities is to preserve principal, while at the same time maximize yields without significantly increasing risk. To achieve this objective, we maintain our portfolio of cash equivalents in a variety of securities, including government and corporate obligations, certificates of deposit and money market funds. As of November 30, 2004, substantially our entire total portfolio was scheduled to mature in less than three months. A hypothetical 10% change in interest rates would not have a material effect on the fair value of our investment portfolios.

As of November 30, 2004, we had no cash equivalents that were subject to interest rate risk (defined as risk of loss of investment fair value due to interest rate movements). The fair value of our cash equivalents approximated the carrying value as of November 30, 2004.

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

Changes in Internal Controls. There were no changes in Solectron’s internal controls over financial reporting during the first quarter of fiscal 2005 or in other factors that could have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

Solectron has settled the previously reported shareholder derivative lawsuit entitled Lifshitz v. Cannon et al., Case No. CV815693, filed in the Santa Clara County, California Superior Court, on terms not considered to be material to Solectron. Court approval of the settlement terms was obtained on December 16, 2004.

On March 6, 2003, a putative shareholder class action lawsuit was filed against Solectron and certain of its officers in the United States District Court for the Northern District of California alleging claims under Section 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 10b-5 promulgated thereunder. The case is entitled Abrams v. Solectron Corporation et al., Case No. C-03-0986 CRB. The complaint alleged that the defendants issued false and misleading statements in certain press releases and SEC filings issued between September 17, 2001 and September 26, 2002. In particular, plaintiff alleged that the defendants failed to disclose and to properly account for excess and obsolete inventory in the former Technology Solutions business unit during the relevant time period. Additional complaints making similar allegations were subsequently filed in the same court, and pursuant to an order entered June 2, 2003, the Court appointed lead counsel and plaintiffs to represent the putative class in a single consolidated action. The Consolidated Amended Complaint, filed September 8, 2003, alleges an expanded class period of June 18, 2001 through September 26, 2002, and purports to add a claim for violation of Section 11 of the Securities Act of 1933, as amended (the “Securities Act”), on behalf of a putative class of former shareholders of C-MAC Industries, Inc., who acquired Solectron stock pursuant to the October 19, 2001 Registration Statement filed in connection with Solectron’s acquisition of C-MAC Industries, Inc. In addition, while the initial complaints focused on alleged inventory issues at the former Technology Solutions business unit, the Consolidated Amended Complaint adds allegations of inadequate disclosure and failure to properly account for excess and obsolete inventory at Solectron’s other business units. The complaint seeks an unspecified amount of damages on behalf of the putative class. Solectron believes it has valid defenses to the plaintiffs’ claims. There can be no assurance, however, that the outcome of the lawsuit will be favorable to Solectron or will not have a material adverse effect on Solectron’s business, consolidated financial condition and results of operations. In addition, Solectron may be forced to incur substantial litigation expenses in defending this litigation.

Item 6. Exhibits

(a)	Exhibits:

Exhibit No.	Exhibit Description
3.1*	Certificate of Incorporation of the Company, as amended
3.2**	Amended and Restated Bylaws of the Company
3.3***	Certificate of Designation Rights, Preferences and Privileges of Series A Participating Preferred Stock of the Company
10.1	Form of Change of Control Severance Agreement for executive officers Craig London, Kevin O’Connor and Kiran Patel
10.2	Form of Employment Agreement for executive officers Kevin O’Connor and Kiran Patel
10.3	Employment Agreement for executive officer Dave Purvis
10.4	Employment Agreement for executive officer Marty Neese
31.1	Certification of Chief Executive Officer Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference from Exhibit 3.1 filed with Solectron’s Form 10-Q for the quarter ended February 28, 2001, Exhibit 3.1 filed with Solectron’s Form 10-Q for the quarter ended February 25, 2000, and Exhibit 3.1 filed with Solectron’s Form 10-Q for the quarter ended February 26, 1999.

**	Incorporated by reference for Exhibit 3.2 filed with Solectron’s Form 10-Q for the quarter ended November 28, 2003.

***	Incorporated by reference from Exhibit 3.3 filed with Solectron’s Annual Report on Form 10-K for the fiscal year ended August 31, 2001.

SOLECTRON CORPORATION

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOLECTRON CORPORATION (Registrant)

Date: January 3, 2005

By /S/ Kiran Patel Kiran Patel Executive Vice President, Chief Financial Officer (Principal Financial Officer)

By /S/ Warren Ligan Warren Ligan Senior Vice President and Corporate Controller (Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.	Exhibit Description
3.1*	Certificate of Incorporation of the Company, as amended
3.2**	Amended and Restated Bylaws of the Company
3.3***	Certificate of Designation Rights, Preferences and Privileges of Series A Participating Preferred Stock of the Company
10.1	Form of Change of Control Severance Agreement for executive officers Craig London, Kevin O’Connor and Kiran Patel
10.2	Form of Employment Agreement for executive officers Kevin O’Connor and Kiran Patel
10.3	Employment Agreement for executive officer Dave Purvis
10.4	Employment Agreement for executive officer Marty Neese
31.1	Certification of Chief Executive Officer Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference from Exhibit 3.1 filed with Solectron’s Form 10-Q for the quarter ended February 28, 2001, Exhibit 3.1 filed with Solectron’s Form 10-Q for the quarter ended February 25, 2000, and Exhibit 3.1 filed with Solectron’s Form 10-Q for the quarter ended February 26, 1999.

**	Incorporated by reference for Exhibit 3.2 filed with Solectron’s Form 10-Q for the quarter ended November 28, 2003.

***	Incorporated by reference from Exhibit 3.3 filed with Solectron’s Annual Report on Form 10-K for the fiscal year ended August 31, 2001.