Form 10-K/A
period 2004-08-27
SOLECTRON CORP
filed 2005-04-14
CIK 835541

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K/ A
(Amendment No. 1)

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

SOLECTRON CORPORATION
EXPLANATORY NOTE
      As previously disclosed, Solectron Corporation (the “Company”) has restated its condensed consolidated financial statements as of and for the three-month period ended November 26, 2004, the consolidated annual financial statements for the fiscal years 2002, 2003 and 2004, quarterly financial data for each of the quarters within fiscal 2003 and 2004, and selected financial data for fiscal years 2000 and 2001 (the “Restatement”). The determination to restate these financial statements and selected financial information was made as a result of management’s identification of errors primarily related to the untimely analysis of financial statement balances for fiscal years 2002, 2003 and 2004. These errors were identified through the company’s self-assessment and self-testing of its internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002. Although the Company believes such errors were immaterial to its financial statements and selected financial information for each such prior periods and no evidence of fraud was noted, under relevant Securities and Exchange Commission accounting interpretations a restatement of the financial statements for such prior periods to correct immaterial misstatements therein is required if the aggregate correcting adjustment related to such errors would be material to the financial statements of the current fiscal period. Further information on these adjustments and reclassifications can be found in Note 2, “Restatement of Financial Statements” to the accompanying consolidated financial statements.
      This Amendment No. 1 on Form 10-K/A (the “Form 10-K/A”) to the Company’s Annual Report on Form 10-K for the year ended August 27, 2004, initially filed with the Securities and Exchange Commission (the “SEC”) on November 5, 2004 (the “Original Filing”), is being filed to reflect restatements of the Company’s consolidated balance sheets, as of August 31, 2004 and 2003 and the consolidated statements of operations, stockholders’ equity, comprehensive loss and cash flows for each of the years in the three-year period ended August 31, 2004 and the notes related thereto. For a more detailed description of these restatements, see Note 2, “Restatement of Financial Statements” to the accompanying audited consolidated financial statements and the section entitled “Restatement” in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this Form 10-K/A.
      For the convenience of the reader, this Form 10-K/A sets forth the Original Filing in its entirety. However, this Form 10-K/A only amends and restates Items 6, 7, 8 and 9A of Part II of the Original Filing, in each case, solely as a result of, and to reflect, the Restatement, and no other information in the Original Filing is amended hereby. The foregoing items have not been updated to reflect other events occurring after the Original Filing or to modify or update those disclosures affected by subsequent events. In addition, pursuant to the rules of the SEC, Item 15 of Part IV of the Original Filing has been amended to contain the consent of the Company’s independent registered public accounting firm and currently dated certifications from the Company’s Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. The consent of the Company’s independent registered public accounting firm and the certifications of the Company’s Chief Executive Officer and Chief Financial Officer are attached to this Form 10-K/A as Exhibits 23.1, 31.1, 31.2, 32.1, and 32.2.
      Except for the foregoing amended information, this Form 10-K/A continues to speak as of the date of the Original Filing, and the Company has not updated the disclosure contained herein to reflect events that occurred at a later date. Other events occurring after the filing of the Original Filing or other disclosures necessary to reflect subsequent events have been or will be addressed in the Company’s amended Quarterly Report on Form 10-Q/A for the quarterly period ended November 26, 2004 and/or the Company’s Quarterly Report on Form 10-Q for the quarterly period ended February 25, 2005, which are being filed concurrently with the filing of this Form 10-K/A, and any reports filed with the SEC subsequent to the date of this filing.
      With this filing, the Company has amended its previously filed Annual Report on Form 10-K for the year ended August 27, 2004. As such, the consolidated financial statements, report of independent registered public accounting firm and related financial information filed on November 5, 2004 and any Form 10-K or Form 10-Q reports filed prior to November 5, 2004 should no longer be relied upon. In addition, the Company has amended its previously filed Quarterly Report on Form 10-Q for the period ended November 26, 2004. Therefore, those condensed consolidated financial statements and related financial information should no longer be relied upon.

SOLECTRON CORPORATION
2004 FORM 10-K/A
(Amendment No. 1)
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

Item 2.	Properties
      The table below lists our major facilities leased or owned as of August 31, 2004:

Location	Square Footage	Leased/Owned	Primarily Used

Continuing Operations
Americas Region
Jaguariuna, Brazil	233,000	Owned	PCBA & Systems Integration
Hortolandia, Brazil	49,000	Leased	PCBA & Systems Integration
Guadalajara, Mexico	689,000	Owned	PCBA & Systems Integration
Chihuahua, Mexico	107,000	Leased	Systems Repair & Refurbish
Aguadilla, Puerto Rico	164,000	Leased	PCBA & Systems Integration
Dollard des Ormeaux, Quebec	165,000	Leased	PCBA & Systems Integration
Sherbrooke, Quebec	36,000	Leased	PCBA & Systems Integration
Sherbrooke, Quebec	125,000	Owned	PCBA & Systems Integration
St. Laurent, Quebec	112,000	Leased	Warehouse
Kanata, Ontario	114,000	Owned	Systems Integration
Newmarket, Ontario	185,000	Leased	Repair & Refurbish
Ottawa, Ontario	48,000	Leased	Systems Engineering
Scarborough, Ontario	69,000	Leased	Systems Integration
Winnipeg, Manitoba	94,000	Owned	Metal Fab
Lincoln, California	356,000	Leased	Repair & Refurbish
Milpitas, California	253,000	Leased	Repair & Refurbish
Milpitas & Fremont, California	445,000	Leased	PCBA & Systems Integration
Milpitas & San Jose, California	262,000	Leased	HQ Office
Milpitas, California	108,000	Leased	Warehouse for PCBA & SI
West Palm Beach, Florida	100,000	Leased	PCBA & Systems Integration
Louisville, Kentucky	240,000	Leased	Repair & Refurbish
Baltimore, Maryland	6,000	Leased	Wireless Office
Friberg, Massachusetts	5,000	Leased	Corp. Office
Southfield, Michigan	15,000	Leased	Systems Integration

Location	Square Footage	Leased/Owned	Primarily Used

Somerset, New Jersey	2,000	Leased	Wireless Office
Charlotte, North Carolina	456,000	Owned	PCBA & Systems Integration
Creedmoor, North Carolina	290,000	Owned	Systems Integration
Durham, North Carolina	183,000	Leased	Warehouse for PCBA & SI
Morrisville, North Carolina	323,000	Leased	Repair & Refurbish
Hillsboro, Oregon	70,000	Owned	Metal Fab
West Columbia, South Carolina	313,000	Owned	PCBA & Systems Integration
Memphis, Tennessee	275,000	Leased	Repair & Refurbish
Austin, Texas	279,000	Leased	Repair & Refurbish
Austin, Texas	468,000	Leased	PCBA & Systems Integration

Americas Region Total	6,639,000
European Region
Turnhout, Belgium	103,000	Leased	Repair & Refurbish
Cwmcarn, Wales	100,000	Owned	Repair & Refurbish
South Ockendon, UK	27,000	Owned	Microcircuits
South Ockendon, UK	38,000	Leased	Microcircuits
Bordeaux, France	191,000	Leased	PCBA & Systems Integration
Bordeaux, France	141,000	Leased	Repair & Refurbish
Herrenberg, Germany	110,000	Owned	PCBA & Systems Integration
Budapest, Hungary	300,000	Owned	PCBA & Systems Integration
Dieman, Amsterdam	16,000	Leased	Finance Office
Rosmalen, Netherlands	164,000	Leased	Repair & Refurbish
Rosmalen, Netherlands	31,000	Leased	Warehouse for R&R
Rotterdam, Netherlands	1,000	Leased	Office
Timisoara, Romania	460,000	Owned	PCBA & Systems Integration
Dunfermline, Scotland	144,000	Owned	PCBA & Systems Integration
Ostersund, Sweden	280,000	Owned	PCBA & Systems Integration
Istanbul, Turkey	47,000	Leased	PCBA & Systems Integration

European Region Total	2,153,000
Asia Region
Sydney, Australia	133,000	Leased	Repair & Refurbish
Beijing, China	14,000	Leased	Repair & Refurbish
Hong Kong, China	5,000	Leased	Repair & Refurbish
Huizhou City, China	62,000	Leased	PCBA & Systems Integration
Shanghai, China	33,000	Leased	Repair & Refurbish
Shanghai, China	105,000	Leased	PCBA & Systems Integration
Shanghai, China	171,000	Leased	Metal Fab
Shenzhen, China	230,000	Owned	PCBA & Systems Integration
Suzhou, China	619,000	Owned	PCBA & Systems Integration
Suzhou, China	17,000	Leased	Repair & Refurbish
Bangalore, India	32,000	Leased	Memory Manufacturing & Engineering
Batam, Indonesia	137,000	Leased	PCBA & Systems Integration
Ibaraki-Ken, Japan	137,000	Leased	PCBA & Systems Integration
Koriyama, Japan	67,000	Owned	Repair & Refurbish
Miyagi-Ken, Japan	379,000	Leased	Repair & Refurbish

Location	Square Footage	Leased/Owned	Primarily Used

Johor, Malaysia	125,000	Owned	PCBA & Systems Integration
Penang, Malaysia	1,032,000	Owned	PCBA & Systems Integration
Penang, Malaysia	30,000	Leased	PCBA & Systems Integration
Singapore	130,000	Leased	PCBA & Systems Integration
Singapore	48,000	Leased	Repair & Refurbish
Singapore	239,000	Owned	Metal Fab, PCBA & Systems Integration
Taipei, Taiwan	3,000	Leased	Office

Asia Region Total	3,748,000
Total Continuing Operations Facilities in Use	12,540,000

Total Restructured and Discontinued Operations Facilities*	3,474,000

*	These facilities are excluded from the list above.

Item 3.	Legal Proceedings
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
      The following information has been restated to reflect adjustments to the Original Filing that are further discussed in the “Explanatory Note” in the forepart of this Form 10-K/ A and in Note 2, “Restatement of Financial Statements” to our consolidated financial statements included in Part II, Item 8, “Consolidated Financial Statements and Supplementary Data” of this Form 10-K/ A. You should read the selected consolidated historical financial information set forth below along with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our restated audited consolidated financial statements included in Item 8, “Consolidated Financial Statements and Supplementary Data” of this Form 10-K/ A.
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

Five-Year Selected Financial Highlights

	Years Ended August 31

	2004	2003	2002	2001	2000

	(Restated)	(Restated)		(Restated)	(Restated)
			(Restated)	(Unaudited)	(Unaudited)
	(In millions, except per share data)
Consolidated Statements of Operations Data:
Net Sales	$11,638.3	$9,828.3	$10,738.7	$17,436.9	$13,007.5
Operating (loss) income	(54.9)	(2,351.9)	(3,445.2)	(126.6)	654.1
(Loss) income from continuing operations	(262.4)	(3,008.9)	(3,069.3)	(90.5)	455.7
Cumulative effect of change in accounting principle	—	—	—	—	(3.5)
Income (loss) from discontinued operations, net of tax	85.0	(443.7)	(40.4)	(33.4)	44.0

Net (loss) income	$(177.4)	$(3,452.6)	$(3,109.7)	$(123.9)	$496.2

Basic net income (loss) per share:
Continuing operations	$(0.30)	$(3.63)	$(3.93)	$(0.14)	$0.76
Cumulative effect of change in accounting principle	—	—	—	—	—
Discontinued operations	0.10	(0.54)	(0.05)	(0.05)	0.07

	$(0.20)	$(4.17)	$(3.98)	$(0.19)	$0.83

Diluted net income (loss) per share:
Continuing operations	$(0.30)	$(3.63)	$(3.93)	$(0.14)	$0.73
Cumulative effect of change in accounting principle	—	—	—	—	—
Discontinued operations	0.10	(0.54)	(0.05)	(0.05)	0.07

	$(0.20)	$(4.17)	$(3.98)	$(0.19)	$0.80

	August 31

	2004	2003	2002	2001	2000

				(Restated)	(Restated)
	(Restated)	(Restated)	(Restated)	(Unaudited)	(Unaudited)
Consolidated Balance Sheet Data*
Working capital	$2,476.8	$1,696.6	$3,652.8	$6,013.0	$5,410.0
Total assets	5,858.1	6,570.3	10,990.0	13,078.4	10,375.6
Long-term debt	1,221.4	1,816.9	3,180.2	5,027.5	3,319.5
Stockholders’ equity	2,418.9	1,471.7	4,771.4	5,148.9	3,800.7

*	Continuing and discontinued operations

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
      The following discussion should be read in conjunction with our consolidated financial statements and the notes related to those consolidated financial statements contained in Part II, Item 8, “Consolidated Financial Statements and Supplementary Data” of this Form 10-K/ A. All applicable disclosures in the following discussion have been modified to reflect the Restatement, as described below.
Restatement
      We have restated our consolidated financial statements for the fiscal years 2004, 2003 and 2002 . In addition, certain disclosures in the notes to our consolidated financial statements have been restated to reflect the Restatement adjustments.
      In the Restatement, we have corrected errors primarily related to unreconciled differences in intercompany balances, foreign currency translations, accounts payable, accrued liabilities, fixed assets, other assets, deferred tax liabilities, interest expense, inventory, goodwill and intangible assets. In addition, there have been reclassifications of certain balance sheet amounts.
      The determination to restate these financial statements was made as a result of management’s identification of errors primarily related to the untimely analysis and reconciliation of financial statement balances for fiscal years 2004, 2003 and 2002 through the Company’s self-assessment and self-testing of its internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002.
      The Restatement increased our net loss from continuing operations before income taxes for the fiscal years 2002 through 2004 by $8.8 million and reduced net loss for the same period by $1.4 million. The impact of the Restatement on the consolidated statements of operations for the fiscal years 2002 through 2004 is shown in an accompanying table. Adjustments for periods prior to 2002 of $1.8 million decreased opening retained earnings as of September 1, 2001. These adjustments primarily related to an error in applying Statement of Financial Accounting Standard No. 13, “Accounting for Leases.”
      The primary impact on the historical consolidated balance sheets and consolidated statements of cash flows related to the adjustments mentioned above. The impact of the Restatement on our consolidated balance sheets and consolidated statements of cash flows is shown in the accompanying tables of Note 2 “Restatement of Financial Statements”.
      The impact of the Restatement on the results of operations for each of the three fiscal years from 2002 through 2004 is shown in the table below. Further information on the nature and impact of these adjustments as to the fiscal years 2002 through 2004 is provided in Note 2, “Restatement of Financial Statements,” to our consolidated financial statements contained elsewhere in this Form 10-K/ A.
Adjustments to Results of Operations Related to the Restatement

	Increase (decrease)

				Three Year
	2004	2003	2002	Total

	(Dollars in millions)
Total pre-tax adjustments	$(10.8)	$2.6	$(1.0)	$(9.2)
Tax reconciliation adjustments	3.0	8.4	—	11.4
Tax effect of restatement	(0.7)	(1.6)	1.5	(0.8)

Total increase (decrease)	$(8.5)	$9.4	$0.5	$1.4

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

Summary of Results (restated)
      The following table sets forth, for the three year periods indicated, certain key operating results and other financial information (in millions):

	Years Ended August 31

	2004	2003	2002

	(Restated)	(Restated)	(Restated)
Net sales	$11,638.3	$9,828.3	$10,738.7
Gross profit	569.7	439.9	503.9
Selling, general and administrative expense	446.7	566.9	661.4
Income (loss) on discontinued operations	85.0	(443.7)	(40.4)
      Net sales for fiscal 2004 increased 18.4% to $11.6 billion compared to $9.8 billion for the fiscal 2003. Our sales levels during fiscal year 2004 were stronger across all our primary markets. The increase in net sales represents stronger demand from existing programs, as well as growth from new and existing customers. Net sales for fiscal 2003 decreased 8.5% to $9.8 billion compared to $10.7 billion for fiscal 2002. The decrease in net sales was primarily the result of weakness in end markets for networking, communications and computing and storage (particularly PC/ notebooks). The weaknesses in these areas were partially offset by strength in our high-end computing and storage, consumer, industrial and automotive markets.
      Gross profit improved to 4.9% for fiscal 2004 compared to 4.5% and 4.7% for fiscal 2003 and 2002, respectively. The improvement in gross profit is primarily the result of the execution of our Lean Six Sigma manufacturing initiative (“Lean Initiative”), increased discipline in the implementation of our quote process, and improved capacity utilization. The Lean Initiative has begun to give us improved flexibility, quality, and operational effectiveness and efficiency. The Lean Initiative encompasses identifying value added activities, conducting these activities without interruption whenever a customer requests them, and performing them more effectively. In general, the Lean Initiative in our manufacturing environment attempts to provide customers with what they require using more efficient human effort, equipment, time and space. The increased discipline in the implementation of our quote process has involved centralizing the process, standardizing the cost models used to evaluate programs, raising decision making authority to more senior levels within the company, emphasizing the expected returns to Solectron in deciding what pricing to offer and accept, and implementing profitability-based sales force compensation.
      Selling, general and administrative (SG&A) expense (including research and development costs) continued to decline in fiscal 2004. SG&A expense was 3.8%, 5.8% and 6.2% as a percentage of net sales for fiscal 2004, 2003, and 2002, respectively. The reduction in SG&A expense as a percentage of net sales, is a result of our restructuring activities, divestures and other cost reduction initiatives.
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

Key Performance Indicators (restated)
      Management regularly reviews the following financial performance indicators to assess the Company’s operating results. The following table sets forth, for the quarterly periods indicated, certain of management’s key financial performance indicators.

Three Months Ended

	August 31,	May 31,	February 28,	November 30,	August 31,
	2004	2004	2004	2003	2003

	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)
Inventory turns	7.6 turns	7.5 turns	7.4 turns	7.3 turns	6.8 turns
Days sales outstanding (DSO)	47 days	47 days	49 days	50 days	51 days
Days payable outstanding (DPO)	47 days	47 days	48 days	49 days	47 days
Cash-to-cash cycle (C2C)	48 days	48 days	49 days	50 days	57 days
Capital expenditures (in millions)	$48.3	$32.8	$31.5	$37.0	$40.7
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

Results of Operations for Fiscal Years 2004, 2003 and 2002 (Restated)
      The following table summarizes certain items in the consolidated statements of operations as a percentage of net sales. The financial information and the discussion below should be read in conjunction with the accompanying consolidated financial statements and notes thereto. The discussion following the table is provided separately for continuing and discontinued operations. In fiscal 2004 and 2003, certain operations we planned to divest qualified for discontinued operations classification. Accordingly, our consolidated statements of operations include these results in discontinued operations for all periods presented. Information related to the discontinued operations results is provided separately following the continuing operations discussion.

	Years Ended August 31

	2004	2003	2002

	(Restated)	(Restated)	(Restated)
Net sales	100.0%	100.0%	100.0%
Cost of sales	95.1	95.5	95.3

Gross profit	4.9	4.5	4.7
Operating expenses:
Selling, general and administrative	3.8	5.8	6.2
Restructuring and impairment costs	1.5	6.2	7.4
Goodwill impairment	—	16.5	23.3

Operating loss	(0.5)	(23.9)	(32.1)
Interest income	0.1	0.3	0.5
Interest expense	(1.2)	(2.1)	(2.2)
Other (expense) income-net	(0.7)	0.5	1.0

Operating loss from continuing operations before income taxes	(2.3)	(25.3)	(32.8)
Income tax expense (benefit)	0.0	5.4	(4.2)

Loss from continuing operations	(2.3)%	(30.6)%	(28.6)%
Discontinued operations:
Income (loss) from discontinued operations	0.7	(3.4)	(0.5)
Income tax expense (benefit)	—	1.1	(0.1)

Income (loss) on discontinued operations	0.7	(4.5)	(0.4)

Net loss	(1.6)%	(35.1)%	(29.0)%

Net Sales — Continuing Operations (restated)
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
      The decrease in fiscal 2003 from fiscal 2002 primarily resulted from weakness in end markets for networking, communications and computing and storage (particularly PC/ notebooks). The weaknesses in these areas were partially offset by strength in our high-end computing and storage, consumer, industrial and automotive markets.

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
Gross Profit — Continuing Operations (restated)
      Gross profit varies from period to period and is affected by a number of factors, including product mix, production efficiencies, component costs and delivery linearity, product life cycles, unit volumes, expansion and consolidation of manufacturing facilities, utilization of manufacturing capacity, pricing, competition, and unanticipated inventory charges.
      Our gross profit percentages were 4.9%, 4.5% and 4.7% for fiscal 2004, 2003 and 2002, respectively. The increase in gross profit percentage from 4.5% in fiscal 2003 to 4.9% in fiscal 2004 was primarily due to effectively implementing the Lean Initiative in our manufacturing sites around the world, increasing discipline in the implementation of our quote process and improving capacity utilization. The decrease in gross profit percentage from 4.7% in fiscal 2002 to 4.5% in fiscal 2003 was primarily due to continued inefficiencies associated with reduced demand, pricing pressure within our industry, and the transition of production capacity from higher cost to lower cost regions.
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
Selling, General and Administrative (SG&A) Expenses — Continuing Operations (restated)
      SG&A expenses decreased $120.2 million, or 21.2%, for fiscal 2004 compared to fiscal 2003. SG&A expenses decreased $94.5 million, or 14.3%, for fiscal 2003 compared to fiscal 2002. As a percentage of net sales, SG&A expenses decreased to 3.8% in fiscal 2004, 5.8% in fiscal 2003, and 6.2% in fiscal 2002. In fiscal 2004, the functional alignment of the organization and resulting SG&A cost reduction initiatives drove the improvement. Furthermore, headcount reductions and other SG&A expense reductions (including depreciation expense) resulting from our restructuring initiatives and divestures also contributed to the decrease over the past three fiscal years.
Restructuring and Impairment Costs — Continuing Operations (restated)
      In recent years, we have initiated a series of restructuring measures in light of the economic downturn. The measures, which included reducing the workforce, and consolidating facilities, have been intended to align our capacity and infrastructure to anticipated customer demand and transition our operations to lower cost regions. This has enhanced our ability to provide cost-effective manufacturing service offerings, which enables us to retain and expand our existing relationships with customers and attract new business.
      We have recognized restructuring costs of $130.4 million, $433.1 million and $556.0 million (excluding goodwill and intangible asset impairments) during fiscal 2004, 2003 and 2002, respectively.
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
      See Note 15, “Restructuring,” to the consolidated financial statements for further discussion of our restructuring activities.
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
Goodwill Impairment — Continuing Operations (restated)
      There was no goodwill impairment in fiscal 2004. Goodwill impairment was approximately $1.6 billion and $2.5 billion for fiscal 2003 and 2002, respectively, primarily as a result of significant negative industry and economic trends that affected our operations as well as a significant decline in our stock price. See Note 16, “Goodwill and Intangible Assets,” to the consolidated financial statements for further discussion.
Interest Income — Continuing Operations
      Interest income decreased $12.1 million to $15.1 million for fiscal 2004 from $27.2 million in fiscal 2003 and $61.4 million in fiscal 2002. The decreases were due to reduced average cash, cash equivalent and short-term investment balances and lower average interest rates.
Interest Expense — Continuing Operations
      Interest expense decreased $61.8 million to $145.3 million for fiscal 2004 from $207.1 million in fiscal 2003 and $237.6 million in fiscal 2002. The decrease in interest expense during fiscal 2004 was primarily due to the retirement of approximately $1.6 billion aggregate principal amount at maturity of our Liquid Yield Optiontm Notes (LYONs) and the early settlement of approximately 94% of our outstanding 7.25% Adjustable Conversion-Rate Equity Security units (ACES) debentures during the third quarter of fiscal 2004. The decrease in interest expense during fiscal 2003 was primarily due to the retirement of approximately $7.0 billion aggregate principal amount at maturity of our LYONs during the past two fiscal years. This decrease was partially offset by the issuance in fiscal 2002 of our 7.25% and 9.625% Senior Notes due 2009 in the second quarter of fiscal 2002 for gross proceeds of approximately $1.6 billion that bear interest at higher rates than the LYONs.
Other (Expense) Income — Net — Continuing Operations (restated)
      Other (expense) income — net for fiscal 2004 was ($80.6) million, compared to $48.4 million in fiscal 2003 and $102.1 million in fiscal 2002. In fiscal 2004, other (expense) income — net primarily consisted of a loss resulting from the early settlement of approximately 94% of our 7.25% ACES debentures of $77.7 million and a $15.2 million loss resulting from the sale of our minority interest in ECS Holdings Limited. Other (expense) income — net primarily consists of gains on retirement of our LYONs in fiscal 2003 and fiscal 2002. The remaining components of other (expense) income — net fluctuate primarily due to foreign currency gains and losses and other miscellaneous income and expense items. The following tables provide the tm Trademark of Merrill Lynch & Co., Inc.

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
Income Taxes — Continuing Operations (Restated)
      Our income tax benefit was $3.3 million in fiscal 2004. We recorded income tax expense of $525.5 million in fiscal 2003 and a benefit of $450.0 million in fiscal 2002. During fiscal 2003, management determined that a valuation allowance was required with respect to deferred tax assets, which resulted in the tax expense incurred during the period. The $450.0 million benefit in fiscal 2002 was primarily the result of losses incurred in those periods. Our effective income tax benefit rate for continuing operations was approximately 12.8% in fiscal 2002.
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

Liquidity and Capital Resources — Continuing Operations (Restated)
      Cash, cash equivalents, and short-term investments decreased to approximately $1.4 billion at August 31, 2004 from approximately $1.4 billion at August 31, 2003. The table below, for the periods indicated, provides selected consolidated cash flow information (in millions):

	Years Ended August 31

	2004	2003	2002

	(Restated)	(Restated)	(Restated)
Net cash (used in) provided by operating activities of continuing operations	(8.6)	281.0	2,053.4
Net cash provided by (used in) investing activities of continuing operations	497.1	384.8	(972.1)
Net cash used in financing activities of continuing operations	(510.4)	(1,016.3)	(1,776.6)
      We used cash from operating activities of $8.6 million during fiscal year 2004. This use of cash was the result of a $262.4 million loss from continuing operations, a $144.3 million increase in accounts receivable, net, a $134.1 million increase in inventories offset by a $150.3 million increase in accounts payable, non-cash depreciation and amortization charges of $226.9 million, non-cash impairment charge for property, equipment and intangible assets of $107.7 million and loss on the retirement of debt of $77.7 million. The rise in inventory levels and accounts payable is due to an increase in forecasted demand from our customers. Accounts receivable, net, has increased in conjunction with higher net sales.
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
      Other long-term liabilities of $31.1 million disclosed on the financial statements includes deferred tax liabilities related to timing differences, which due to their nature are not projected.
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
Discontinued Operations (Restated)
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
      The collective results from all discontinued operations for all periods presented (restated) were as follows (in millions):

	Years Ended August 31

	2004	2003	2002

	(Restated)	(Restated)	(Restated)
Net sales	$1,264.9	$1,872.1	$1,537.5
Cost of sales	1,061.8	1,598.1	1,336.0

Gross profit	203.1	274.0	201.5
Operating expenses — net	109.4	606.5	265.1

Operating income (loss)	93.7	(332.5)	(63.6)
Interest income — net	1.4	1.5	3.7
Other (expense) income — net	(1.4)	(0.7)	0.8

Income (loss) before income taxes	93.7	(331.7)	(59.1)
Income tax expense (benefit)	8.7	112.0	(18.7)

Income (loss) on discontinued operations, net of tax	$85.0	$(443.7)	$(40.4)

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
Recent Developments
      On September 2, 2004, Marty Neese was appointed Executive Vice President, Sales and Account Management. Mr. Neese most recently was vice president of worldwide sales operations at Sanmina-SCI, where he was responsible for all customer relationship activities. Prior to that position, Mr. Neese led Sanmina-SCI’s program management activities. In addition, he spent six years at Jabil Circuit as an SMT line production manager and director of business development. He also served as a battery commander and battalion supply and logistics officer in the U.S. Army. Mr. Neese holds a master’s degree in business administration from the University of Florida and a bachelor’s degree in quantitative business systems from the U.S. Military Academy.
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
      Our ability to manage and integrate future acquisitions will require successful integration of such acquisitions into our manufacturing and logistics infrastructure, and may require enhancements or upgrades of accounting and other internal management systems and the implementation of a variety of procedures and controls. We cannot guarantee that significant problems in these areas will not occur. Any failure to enhance or expand these systems and implement such procedures and controls in an efficient manner and at a pace consistent with our business activities could harm our consolidated financial condition and results of operations. In addition, we may experience inefficiencies from the management of geographically dispersed facilities and incur substantial infrastructure and working capital costs. We incurred approximately $177.9 million (including intangible impairment charges of approximately $47.5 million) of restructuring and impairment costs relating to continuing operations in fiscal 2004 and approximately $2.2 billion (including goodwill and other intangible impairment charges of approximately $1.8 billion) during fiscal 2003. See also the Risk Factor entitled “If We Incur More Restructuring-Related Charges Than Currently Anticipated, Our Consolidated Financial Condition and Results of Operations May Suffer.”

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

With regards to our internal controls over financial reporting, we may not be able to adequately satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (“S404”) in a timely manner or we may encounter difficulties in implementing any new or improved internal controls.
      Section 404 of the Sarbanes Oxley Act of 2002 (“S404”) requires that we evaluate and report on the effectiveness of Solectron’s internal controls over financial reporting beginning with the annual report filed on Form 10-K for the reporting period ending August 31, 2005. In addition, our independent auditors must report on management’s evaluation of Solectron’s internal controls. We are currently in the process of evaluating, documenting and testing internal controls that will be used as the basis for the S404 management report to be included in the Form 10-K. A material weakness in our internal controls over financial reporting has been identified in connection with our S404 efforts and the control issues surrounding this material weakness have been or are in the process of being remediated. Our ongoing evaluation and testing of internal controls may result in the identification of additional deficiencies, which may require further remediation efforts and enhancements or changes to internal controls in order to satisfy the requirements of Section 404. Any delay or failure to implement required new or improved controls, or difficulties encountered in the implementation of such new or improved controls, could have implications on our consolidated operating results and could result in a material weakness or weaknesses, each of which would be required to be reported in the Form 10-K.

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
      As described in “Explanatory Note” in the forepart of this Form 10-K/ A, we have restated the financial statements and related notes presented in this index.
      The information required by Item 8 of Form 10-K is presented here in the following order:

SOLECTRON CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	August 31

	2004	2003

	(In millions,
	except per share data)
	(Restated)	(Restated)
ASSETS
Current assets:
Cash and cash equivalents	$1,412.7	$1,425.3
Restricted cash and cash equivalents	17.5	42.1
Short-term investments	—	27.5
Restricted short-term investments	—	19.9
Accounts receivable, less allowance for doubtful accounts of $35.7 and $39.1, respectively	1,550.2	1,388.9
Inventories	1,455.4	1,325.5
Prepaid expenses and other current assets	189.5	263.2
Current assets of discontinued operations	36.4	452.1

Total current assets	4,661.7	4,944.5
Property and equipment, net	754.4	808.9
Goodwill	135.8	135.2
Other assets	294.3	418.5
Long-term assets of discontinued operations	11.9	263.2

Total assets	$5,858.1	$6,570.3

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$25.1	$973.8
Accounts payable	1,439.0	1,277.3
Accrued employee compensation	173.7	157.4
Accrued expenses and other current liabilities	500.7	505.4
Current liabilities of discontinued operations	46.4	334.0

Total current liabilities	2,184.9	3,247.9
Long-term debt	1,221.4	1,816.9
Other long-term liabilities	31.1	11.2
Long-term liabilities of discontinued operations	1.8	22.6

Total liabilities	$3,439.2	$5,098.6

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 1.2 shares authorized; one share issued	$—	$—
Common stock. $0.001 par value; 1,600.0 shares authorized; 963.6 and 832.6 shares issued and outstanding, respectively	1.0	0.8
Additional paid-in capital	7,775.9	6,658.2
Accumulated deficit	(5,209.9)	(5,032.5)
Accumulated other comprehensive losses	(148.1)	(154.8)

Total stockholders’ equity	2,418.9	1,471.7

Total liabilities and stockholders’ equity	$5,858.1	$6,570.3

See accompanying notes to consolidated financial statements.

SOLECTRON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended August 31

	2004	2003	2002

	(In millions, except per-share data)
	(Restated)	(Restated)	(Restated)
Net sales	$11,638.3	$9,828.3	$10,738.7
Cost of sales	11,068.6	9,388.4	10,234.8

Gross profit	569.7	439.9	503.9
Operating expenses:
Selling, general and administrative	446.7	566.9	661.4
Restructuring and impairment costs	177.9	604.8	787.7
Goodwill impairment	—	1,620.1	2,500.0

Operating loss	(54.9)	(2,351.9)	(3,445.2)
Interest income	15.1	27.2	61.4
Interest expense	(145.3)	(207.1)	(237.6)
Other (expense) income — net	(80.6)	48.4	102.1

Operating loss from continuing operations before income taxes	(265.7)	(2,483.4)	(3,519.3)
Income tax (benefit) expense	(3.3)	525.5	(450.0)

Loss from continuing operations	$(262.4)	$(3,008.9)	$(3,069.3)
Discontinued operations:
Income (loss) from discontinued operations	93.7	(331.7)	(59.1)
Income tax expense (benefit)	8.7	112.0	(18.7)

Income (loss) on discontinued operations	85.0	(443.7)	(40.4)

Net loss	$(177.4)	$(3,452.6)	$(3,109.7)

Basic and diluted net income (loss) per share
Continuing operations	$(0.30)	$(3.63)	$(3.93)
Discontinued operations	0.10	(0.54)	(0.05)

Basic and diluted net loss per share	$(0.20)	$(4.17)	$(3.98)

Shares used to compute basic and diluted net income (loss) per share	873.9	827.7	780.9
See accompanying notes to consolidated financial statements.

SOLECTRON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

				Retained	Accumulated
	Common Stock		Additional	Earnings	Other	Total
			Paid-In	(Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit)	Losses	Equity

	(In millions)
				(Restated)	(Restated)	(Restated)
Balances as of August 31, 2001 (as reported)	658.2	$0.7	$3,877.6	$1,531.6	$(259.2)	$5,150.7
Effect of restatement	—	$—	$—	$(1.8)	$—	$(1.8)
Balances as of August 31, 2001 (as restated)	658.2	$0.7	$3,887.6	$1,529.8	$(259.2)	$5,148.9

Net loss	—	$—	$—	$(3,109.7)	$—	$(3,109.7)
Foreign currency translation	—	—	—	—	(36.3)	(36.3)
Unrealized gain on investments	—	—	—	—	10.1	10.1
Stock issued under stock option and employee purchase plans	6.7	—	38.8	—	—	38.8
Stock and stock options issued in business combinations	160.4	0.1	2,676.1	—	—	2,676.2
Repurchase of common stock	(0.5)	—	(4.5)	—	—	(4.5)
ACES stock purchase contracts	—	—	46.9	—	—	46.9
Deferred stock-based compensation from	—	—	(7.2)	—	—	(7.2)
business combination
Other	—	—	8.2	—	—	8.2

Balances as of August 31, 2002 (as restated)	824.8	$0.8	$6,635.9	$(1,579.9)	$(285.4)	$4,771.4

Net loss	—	$—	$—	$(3,452.6)	$—	$(3,452.6)
Foreign currency translation	—	—	—	—	150.6	150.6
Unrealized loss on investments	—	—	—	—	(20.0)	(20.0)
Stock issued under stock option and employee purchase plans	5.1	—	15.5	—	—	15.5
Other	2.7	—	6.8	—	—	6.8

Balances as of August 31, 2003 (as restated)	832.6	$0.8	$6,658.2	$(5,032.5)	$(154.8)	$1,471.7

Net loss	—	$—	$—	$(177.4)	$—	$(177.4)
Foreign currency translation	—	—	—	—	(3.0)	(3.0)
Unrealized gain on investments	—	—	—	—	9.7	9.7
Stock issued under stock option and employee purchase plans	8.3	—	29.6	—	—	29.6
Stock issued	17.1	—	81.7	—	—	81.7
Settlement of equity security units	105.6	0.2	1,006.4	—	—	1,006.6

Balances as of August 31, 2004 (as restated)	963.6	$1.0	$7,775.9	$(5,209.9)	$(148.1)	$2,418.9

See accompanying notes to consolidated financial statements.

SOLECTRON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Years Ended August 31

	2004	2003	2002

	(In millions)
	(Restated)	(Restated)	(Restated)
Net loss	$(177.4)	$(3,452.6)	$(3,109.7)
Other comprehensive income (loss):
Foreign currency translation adjustments net of income tax expense of $0.0 in 2004, $1.7 in 2003, and income tax benefit of $6.3 in 2002	(3.0)	150.6	(36.3)
Unrealized (loss) gain on investments net of income tax benefit of $0.0 in 2004, $0.3 in 2003, and income tax expense of $0.1 in 2002	9.7	(20.0)	10.1

Comprehensive loss	$(170.7)	$(3,322.0)	$(3,135.9)

      Accumulated foreign currency translation losses were $148.1 million at August 31, 2004, $145.1 million at August 31, 2003 and $295.7 million at August 31, 2002. Foreign currency translation adjustments consist of adjustments to consolidate subsidiaries that use the local currency as their functional currency and transaction gains and losses related to intercompany dollar-denominated debt that is not expected to be repaid in the foreseeable future. Accumulated unrealized loss on investments was $0 at August 31, 2004, and $9.7 million at August 31, 2003, and a gain of $10.3 million at August 31, 2002.
See accompanying notes to consolidated financial statements.

SOLECTRON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended August 31

	2004	2003	2002

	(In millions)
	(Restated)	(Restated)	(Restated)
Cash flows from operating activities of continuing operations:
Net loss from continuing operations	$(262.4)	$(3,008.9)	$(3,069.3)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	226.9	245.7	327.3
Amortization of debt issuance costs and accretion of discount on notes payable	49.4	84.6	137.5
Tax benefit associated with exercise of stock options	—	—	3.6
Loss (gain) on retirement of debt	77.7	(39.4)	(75.7)
Gain on termination of interest rate swap	(5.6)	—	—
Deferred tax charge	(12.0)	528.9	—
Impairment of goodwill and intangible assets	47.5	1,792.0	2,731.7
(Gain) loss on disposal and impairment of property and equipment, net	60.2	157.5	318.4
Other	—	(5.2)	23.3
Changes in operating assets and liabilities:
Accounts receivable, net of allowance	(144.3)	123.4	1,037.3
Inventories	(134.1)	420.4	1,635.6
Prepaid expenses and other current assets	6.8	106.9	(505.3)
Accounts payable	150.3	(132.0)	(473.5)
Accrued expenses and other current liabilities	(69.0)	7.1	(37.5)

Net cash (used in) provided by operating activities of continuing operations	(8.6)	281.0	2,053.4

Cash flows from investing activities of continuing operations:
Change in restricted cash, cash equivalents and short-term investments	44.5	169.8	(231.9)
Sales and maturities of short-term investments	27.5	252.5	665.4
Purchases of short-term investments	—	(56.1)	(589.9)
Acquisition of businesses, net of cash acquired	—	(3.8)	(316.3)
Acquisition of manufacturing assets and locations	—	(45.5)	(102.2)
Net proceeds from disposition of businesses	508.0	—	—
Capital expenditures	(149.6)	(124.6)	(203.2)
Purchase of facilities previously under synthetic leases	—	—	(179.3)
Proceeds from sale of property and equipment	58.5	60.1	129.8
Proceeds from sale of investments	10.4	—	—
Advances from (to) discontinued operations	(2.4)	84.1	(98.1)
Supply agreement and other	0.2	48.3	(46.4)

Net cash provided by (used in) investing activities of continuing operations	497.1	384.8	(972.1)

Cash flows from financing activities of continuing operations:
Proceeds used for ACES early settlement	(63.3)	—	—
Net repayment of banklines of credit	(50.5)	(85.0)	(193.3)
Proceeds from issuance of ACES and Senior Notes	436.5	—	1,553.8
Net proceeds from termination of interest rate swap	6.0	—	—
Repurchase of LYONS	(950.2)	(967.5)	(2,835.9)
Net payments on long-term debt	—	—	(318.2)
Common stock repurchase	—	—	(4.5)
Net proceeds from issuance of common stock	111.1	7.8	38.8
Other	—	28.4	(17.3)

Net cash used in financing activities of continuing operations	(510.4)	(1,016.3)	(1,776.6)

Effect of exchange rate changes on cash and cash equivalents	9.3	32.9	(25.4)

Net decrease in cash and cash equivalents	(12.6)	(317.6)	(720.7)
Cash and cash equivalents at beginning of period — continuing operations	1,425.3	1,742.9	2,463.6

Cash and cash equivalents at end of period — continuing operations	$1,412.7	$1,425.3	$1,742.9

SUPPLEMENTAL DISCLOSURES
Cash paid (received) during the period:
Income taxes	$6.6	$(199.6)	$(70.5)
Interest	$100.8	$133.4	$70.9
Non-cash investing and financing activities:
Issuance of common stock for business combination, net of cash acquired	$—	$—	$2,528.8
Early settlement of ACES for stock	$1,006.6	$—	$—
Cash and cash equivalents at beginning of period — discontinued operations	$32.8	$39.0	$18.7
Cash acquired by acquiring discontinued operations	—	—	20.0
Cash (used in) provided by discontinued operations	(32.8)	(6.2)	0.3

Cash and cash equivalents at end of periods — discontinued operations	$—	$32.8	$39.0

See accompanying notes to consolidated financial statements.

SOLECTRON CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 1.	Summary of Significant Accounting Policies
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

SOLECTRON CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
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

SOLECTRON CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
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

	2004	2003	2002

	(Restated)	(Restated)	(Restated)
	(In millions, except per-share data)
Net loss as reported	$(177.4)	$(3,452.6)	$(3,109.7)
Stock-based employee compensation expense determined under fair value method, net of related tax effects	(60.5)	(107.0)	(94.7)

Pro forma net loss	$(237.9)	$(3,559.6)	$(3,204.4)

Net loss per share
Basic and diluted — as reported	$(0.20)	$(4.17)	$(3.98)
Basic and diluted — pro forma	$(0.27)	$(4.30)	$(4.11)
      Stock based employee compensation expense determined under the fair value method, net of related tax effects, included $6.5 million, $13.8 million and $19.0 million of expense relating to discontinued operations during the fiscal years 2004, 2003 and 2002, respectively.

SOLECTRON CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
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

SOLECTRON CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
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

NOTE 2.	Restatement of Financial Statements
      We have restated our consolidated financial statements for the years 2002 through 2004. In addition, certain disclosures in other notes to our consolidated financial statements have been restated to reflect the Restatement adjustments.
      In the Restatement, we have corrected errors primarily related to unreconciled differences in intercompany balances, foreign currency translations, accounts payable, accrued liabilities, fixed assets, other assets, deferred tax liabilities, interest expense, inventory, goodwill and intangible assets . In addition, there have been reclassifications of certain balance sheet amounts.
      The determination to restate these financial statements was made as a result of management’s identification of errors primarily related to the untimely analysis and reconciliation of financial statement balances for fiscal years 2004, 2003 and 2002 through the company’s self-assessment and self-testing of its internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002.
      The Restatement increased our net loss from continuing operations before income taxes for the fiscal years 2002 through 2004 by $8.8 million and reduced our net loss for the same period by $1.4 million.

SOLECTRON CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
Adjustments for periods prior to 2002 of $1.8 million decreased opening retained earnings as of September 1, 2001. These adjustments primarily related to an error in applying SFAS No. 13, “Accounting for Leases.”
      The impact of the Restatement on our consolidated balance sheets and consolidated statements of cash flows is shown in the accompanying tables.
Consolidated Statements of Operations
      The following table presents the effect of the Restatement on the consolidated statements of operations for 2004, 2003 and 2002:

	As Previously
	Reported	Adjustments	As Restated

Annual 2004
Net sales	$11,638.3	$—	$11,638.3
Cost of sales	11,058.0	10.6	11,068.6

Gross profit	580.3	(10.6)	569.7
Operating expenses:
Selling, general and administrative	440.9	5.8	446.7
Restructuring and impairment costs	176.8	1.1	177.9
Goodwill impairment	—	—	—

Operating loss	(37.4)	(17.5)	(54.9)
Interest income	14.8	0.3	15.1
Interest expense	(144.2)	(1.1)	(145.3)
Other (expense) income — net	(85.3)	4.7	(80.6)

Operating loss from continuing operations before income taxes	(252.1)	(13.6)	(265.7)
Income tax (benefit) expense	(0.3)	(3.0)	(3.3)

Loss from continuing operations	$(251.8)	$(10.6)	$(262.4)
Discontinued operations:
Income (loss) from discontinued operations	90.9	2.8	93.7
Income tax expense (benefit)	8.0	0.7	8.7

Income (loss) on discontinued operations	82.9	2.1	85.0

Net loss	$(168.9)	$(8.5)	$(177.4)

Basic and diluted net income (loss) per share
Continuing operations	$(0.29)	$(0.1)	$(0.30)
Discontinued operations	0.10	—	0.10

Basic and diluted net loss per share	$(0.19)	$(0.1)	$(0.20)

Shares used to compute basic and diluted net income	873.9	873.9	873.9

SOLECTRON CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

	As Previously
	Reported	Adjustments	As Restated

Annual 2003
Net sales	$9,828.3	$—	$9,828.3
Cost of sales	9,386.3	2.1	9,388.4

Gross profit	442.0	(2.1)	439.9
Operating expenses:
Selling, general and administrative	566.1	0.8	566.9
Restructuring and impairment costs	603.2	1.6	604.8
Goodwill impairment	1,632.5	(12.4)	1,620.1

Operating loss	(2,359.8)	7.9	(2,351.9)
Interest income	26.8	0.4	27.2
Interest expense	(207.1)	—	(207.1)
Other (expense) income — net	52.4	(4.0)	48.4

Operating loss from continuing operations before income taxes	(2,487.7)	4.3	(2,483.4)
Income tax (benefit) expense	532.1	(6.6)	525.5

Loss from continuing operations	$(3,019.8)	$10.9	$(3,008.9)
Discontinued operations:
Income (loss) from discontinued operations	(330.0)	(1.7)	(331.7)
Income tax expense (benefit)	112.2	(0.2)	112.0

Income (loss) on discontinued operations	(442.2)	(1.5)	(443.7)

Net loss	$(3,462.0)	$9.4	$(3,452.6)

Basic and diluted net income (loss) per share
Continuing operations	$(3.65)	$0.02	$(3.63)
Discontinued operations	(0.53)	(0.01)	(0.54)

Basic and diluted net loss per share	$(4.18)	$0.01	$(4.17)

Shares used to compute basic and diluted net income	827.7	827.7	827.7

SOLECTRON CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

	As Previously
	Reported	Adjustments	As Restated

Annual 2002
Net sales	$10,738.7	$—	$10,738.7
Cost of sales	10,233.8	1.0	10,234.8

Gross profit	504.9	(1.0)	503.9
Operating expenses:
Selling, general and administrative	658.2	3.2	661.4
Restructuring and impairment costs	793.6	(5.9)	787.7
Goodwill impairment	2,500.0	—	2,500.0

Operating loss	(3,446.9)	1.7	(3,445.2)
Interest income	61.1	0.3	61.4
Interest expense	(238.8)	1.2	(237.6)
Other (expense) income — net	104.8	(2.7)	102.1

Operating loss from continuing operations before income taxes	(3,519.8)	0.5	(3,519.3)
Income tax (benefit) expense	(449.0)	(1.0)	(450.0)

Loss from continuing operations	$(3,070.8)	$1.5	$(3,069.3)
Discontinued operations:
Income (loss) from discontinued operations	(57.6)	(1.5)	(59.1)
Income tax expense (benefit)	(18.2)	(0.5)	(18.7)

Income (loss) on discontinued operations	(39.4)	(1.0)	(40.4)

Net loss	$(3,110.2)	$0.5	$(3,109.7)

Basic and diluted net income (loss) per share
Continuing operations	$(3.93)	$—	$(3.93)
Discontinued operations	(0.05)	—	(0.05)

Basic and diluted net loss per share	$(3.98)	$—	$(3.98)

Shares used to compute basic and diluted net income	780.9	780.9	780.9
      Please refer to Note 22 for the impact of the Restatement on our 2004 and 2003 quarterly information.

SOLECTRON CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
Consolidated Balance Sheets
      The following table presents the effect of the Restatement on the consolidated balance sheets for 2004 and 2003:

	August 31, 2004

	As		Balance
	Previously		Sheet	As
	Reported	Adjustments	Reclass	Restated

ASSETS
Current assets:
Cash and cash equivalents	$1,412.5	$0.2	—	$1,412.7
Restricted cash and cash equivalents	17.5	—	—	17.5
Short-term investments	—	—	—	—
Restricted short-term investments	—	—	—	—
Accounts receivable, net	1,549.9	0.1	0.2	1,550.2
Inventories	1,457.2	(1.8)	—	1,455.4
Prepaid expenses and other current assets	192.9	1.4	(4.8)	189.5
Current assets of discontinued operations	36.4	—	—	36.4

Total current assets	4,666.4	(0.1)	(4.6)	4,661.7
Property and equipment, net	726.6	(2.8)	30.6	754.4
Goodwill	134.6	2.4	(1.2)	135.8
Other assets	277.5	23.2	(6.4)	294.3
Long-term assets of discontinued operations	11.9	—	—	11.9

Total assets	$5,817.0	$22.7	18.4	$5,858.1

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$25.1	$—	—	$25.1
Accounts payable	1,417.3	23.4	(1.7)	1,439.0
Accrued employee compensation	175.2	(1.5)	—	173.7
Accrued expenses and other current liabilities	495.1	4.5	1.1	500.7
Current liabilities of discontinued operations	46.4	—	—	46.4

Total current liabilities	2,159.1	26.4	(0.6)	2,184.9
Long-term debt	1,221.4	—	—	1,221.4
Other long-term liabilities	55.9	(4.2)	(20.6)	31.1
Long-term liabilities of discontinued operations	1.8	—	—	1.8

Total liabilities	$3,438.2	$22.2	(21.2)	$3,439.2

Commitments and contingencies
Stockholders’ equity:
Common stock	1.0	—	—	1.0
Additional paid-in capital	7,775.9	—	—	7,775.9
Accumulated deficit	(5,209.5)	(0.4)	—	(5,209.9)
Accumulated other comprehensive losses	(188.6)	0.9	39.6	(148.1)

Total stockholders’ equity	2,378.8	0.5	39.6	2,418.9

Total liabilities and stockholders’ equity	$5,817.0	$22.7	18.4	$5,858.1

SOLECTRON CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

	August 31, 2003

			Balance
	As Previously		Sheet	As
	Reported	Adjustments	Reclass	Restated

ASSETS
Current assets:
Cash and cash equivalents	$1,425.5	$(0.2)	$—	$1,425.3
Restricted cash and cash equivalents	42.1	—	—	42.1
Short-term investments	27.5	—	—	27.5
Restricted short-term investments	19.9	—	—	19.9
Accounts receivable, net	1,389.1	(0.4)	0.2	1,388.9
Inventories	1,327.3	(1.8)	—	1,325.5
Prepaid expenses and other current assets	270.3	(2.3)	(4.8)	263.2
Current assets of discontinued operations	452.1	—	—	452.1

Total current assets	4,953.8	(4.7)	(4.6)	4,944.5
Property and equipment, net	781.9	(3.6)	30.6	808.9
Goodwill	134.6	1.8	(1.2)	135.2
Other assets	396.3	28.7	(6.5)	418.5
Long-term assets of discontinued operations	262.9	0.3	—	263.2

Total assets	$6,529.5	$22.5	18.3	$6,570.3

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$973.8	$—	$—	$973.8
Accounts payable	1,266.6	12.4	(1.7)	1,277.3
Accrued employee compensation	161.0	(3.6)	—	157.4
Accrued expenses and other current liabilities	499.6	4.6	1.2	505.4
Current liabilities of discontinued operations	333.9	0.1	—	334.0

Total current liabilities	3,234.9	13.5	(0.5)	3,247.9
Long-term debt	1,817.6	(0.7)	—	1,816.9
Other long-term liabilities	32.4	(0.6)	(20.6)	11.2
Long-term liabilities of discontinued operations	22.6	—	—	22.6

Total liabilities	$5,107.5	$12.2	(21.1)	$5,098.6

Commitments and contingencies
Stockholders’ equity:
Common stock	0.8	—	—	0.8
Additional paid-in capital	6,658.2	—	—	6,658.2
Accumulated deficit	(5,040.6)	8.1		(5,032.5)
Accumulated other comprehensive losses	(196.4)	2.2	39.4	(154.8)

Total stockholders’ equity	1,422.0	10.3	39.4	1,471.7

Total liabilities and stockholders’ equity	$6,529.5	$22.5	$18.3	$6,570.3

SOLECTRON CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
Consolidated Statement of Cash Flows
      The following table presents the effect of the Restatement on the consolidated statements of cash flows:

	Years Ended August 31

	2004		2003		2002

	As		As		As
	Previously	As	Previously	As	Previously	As
	Reported	Restated	Reported	Restated	Reported	Restated

Cash flows from operating activities of continuing operations:
Net loss from continuing operations	$(251.8)	$(262.4)	$(3,019.8)	$(3,008.9)	$(3,070.8)	$(3,069.3)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	226.9	226.9	245.7	245.7	327.3	327.3
Amortization of debt issuance costs and accretion of discount on notes payable	49.4	49.4	84.6	84.6	137.5	137.5
Tax benefit associated with exercise of stock options	—	—	—	—	3.6	3.6
Loss (gain) on retirement of debt	77.7	77.7	(39.4)	(39.4)	(75.7)	(75.7)
Gain on termination of interest rate swap	(5.6)	(5.6)	—	—	—	—
Deferred tax charge	(10.2)	(12.0)	541.0	528.9	—	—
Impairment of goodwill and intangible assets	47.5	47.5	1,804.2	1792.0	2,731.7	2,731.7
(Gain) loss on disposal and impairment of property and equipment, net	60.2	60.2	157.5	157.5	321.1	318.4
Other	—	—	(5.2)	(5.2)	23.3	23.3
Changes in operating assets and liabilities:
Accounts receivable, net of allowance	(144.3)	(144.3)	123.4	123.4	1,037.3	1,037.3
Inventories	(134.1)	(134.1)	418.6	420.4	1,635.6	1,635.6
Prepaid expenses and other current assets	2.8	6.8	112.7	106.9	(510.0)	(505.3)
Accounts payable	139.7	150.3	(144.4)	(132.0)	(472.5)	(473.5)
Accrued expenses and other current liabilities	(67.1)	(69.0)	2.3	7.1	(35.0)	(37.5)

Net cash (used in) provided by operating activities of continuing operations	(8.9)	(8.6)	281.2	281.0	2,053.4	2,053.4

Cash flows from investing activities of continuing operations:
Change in restricted cash, cash equivalents and short-term investments	44.5	44.5	169.8	169.8	(231.9)	(231.9)
Sales and maturities of short-term investments	27.5	27.5	252.5	252.5	665.4	665.4
Purchases of short-term investments	—	—	(56.1)	(56.1)	(589.9)	(589.9)
Acquisition of businesses, net of cash acquired	—	—	(3.8)	(3.8)	(316.3)	(316.3)
Acquisition of manufacturing assets and locations	—	—	(45.5)	(45.5)	(102.2)	(102.2)

SOLECTRON CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

	Years Ended August 31

	2004		2003		2002

	As		As		As
	Previously	As	Previously	As	Previously	As
	Reported	Restated	Reported	Restated	Reported	Restated

Net proceeds from disposition of businesses	508.0	508.0	—	—	—	—
Capital expenditures	(149.6)	(149.6)	(124.6)	(124.6)	(203.2)	(203.2)
Purchase of facilities previously under synthetic leases	—	—	—	—	(179.3)	(179.3)
Proceeds from sale of property and equipment	58.5	58.5	60.1	60.1	129.8	129.8
Proceeds from sale of investments	10.4	10.4	—	—	—	—
Advances from (to) discontinued operations	(2.4)	(2.4)	84.1	84.1	(98.1)	(98.1)
Supply agreement and other	0.2	0.2	48.3	48.3	(46.4)	(46.4)

Net cash provided by (used in) investing activities of continuing operations	497.1	497.1	384.8	384.8	(972.1)	(972.1)

Cash flows from financing activities of continuing operations:
Proceeds used for ACES early settlement	(63.3)	(63.3)	—	—	—	—
Net repayment of bank lines of credit	(50.5)	(50.5)	(85.0)	(85.0)	(193.3)	(193.3)
Proceeds from issuance of ACES and Senior Notes	436.5	436.5	—	—	1,553.8	1,553.8
Net proceeds from termination of interest rate swap	6.0	6.0	—	—	—	—
Repurchase of LYONS	(950.2)	(950.2)	(967.5)	(967.5)	(2,835.9)	(2,835.9)
Net payments on long-term debt	—	—	—	—	(318.2)	(318.2)
Common stock repurchase	—	—	—	—	(4.5)	(4.5)
Net proceeds from issuance of common stock	111.1	111.1	7.8	7.8	38.8	38.8
Other	—	—	28.4	28.4	(17.3)	(17.3)

Net cash used in financing activities of continuing operations	(510.4)	(510.4)	(1,016.3)	(1,016.3)	(1,776.6)	(1,776.6)

Effect of exchange rate changes on cash and cash equivalents	9.3	9.3	32.9	32.9	(25.4)	(25.4)

Net decrease in cash and cash equivalents	(12.9)	(12.6)	(317.4)	(317.6)	(720.7)	(720.7)
Cash and cash equivalents at beginning of period — continuing operations	1,425.5	1,425.3	1,742.9	1,742.9	2,463.6	2,463.6

Cash and cash equivalents at end of period — continuing operations	$1,412.6	$1,412.7	$1,425.5	$1,425.3	$1,742.9	$1,742.9

SOLECTRON CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

NOTE 3.	Cash, Cash Equivalents and Short-term Investments
      Cash, cash equivalents and short-term investments (related to continuing operations and including restricted amounts) as of August 31, 2004 and 2003, consisted of the following (in millions):

	Cash and Cash	Short-Term
	Equivalents	Investments

	(Restated)	(Restated)
August 31, 2004
Cash	$521.7	$—
Money market funds	908.5	—

Total	$1,430.2	$—

August 31, 2003
Cash	$713.0	$19.9
Money market funds	543.5	—
Market auction securities	—	21.9
Corporate obligations	210.9	5.6

Total	$1,467.4	$47.4

      Restricted cash, cash equivalents and short-term investments are restricted as collateral for specified obligations under certain lease agreements. Short-term investments are carried at fair market value, which approximates cost. Realized and unrealized gains and losses for the fiscal years ended August 31, 2004 and 2003 were not significant.

NOTE 4.	Inventories
      Inventories related to continuing operations as of August 31, 2004 and 2003, consisted of the following (in millions):

	August 31	August 31
	2004	2003

	(Restated)	(Restated)
Raw materials	$992.6	$904.6
Work-in-process	224.0	220.4
Finished goods	238.8	200.5

Total	$1,455.4	$1,325.5

SOLECTRON CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

NOTE 5.	Property and Equipment
      Property and equipment related to continuing operations as of August 31, 2004 and 2003, consisted of the following (in millions):

	August 31	August 31
	2004	2003

	(Restated)	(Restated)
Land	$85.2	$82.1
Building and improvements	410.5	389.2
Leasehold improvements	97.8	100.0
Furniture, fixtures, equipment and other	772.7	861.7
Computer equipment and software	326.3	317.9

	1,692.5	1,750.9
Less accumulated depreciation and amortization	938.1	942.0

Property and equipment, net	$754.4	$808.9

NOTE 6.	Lines of Credit
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

SOLECTRON CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

NOTE 7.	Long-term Debt
      Long-term debt related to continuing operations at August 31, 2004 and 2003, consisted of the following (in millions):

	2004	2003

		(Restated)
9.625% senior notes, face value of $500.0, fair values of $551.3 in 2004 and $532.5 in 2003, due 2009	$519.4	$516.4
0.5% convertible senior notes, face value of $450.0, fair value of $389.8 due 2034	450.0	—
7.375% senior notes, face value of $150.0, fair values of $156.4 in 2004 and $152.3 in 2003, due 2006	150.0	149.9
7.25% adjustable conversion-rate equity securities, face value of $64.3 and $1,100.0, 2,570,798 units outstanding in 2004 and 44,000,000 in 2003 fair values of $65.0 in 2004 and $723.6 in 2003, due 2006	63.0	1,081.6
2.75% zero-coupon convertible senior notes, face values of $15.2 and $15.9 fair values of $9.9 in 2004 and $9.0 in 2003, due 2020	9.9	10.1
3.25% zero-coupon convertible senior notes, face values of $5.0 and $1,622.6, fair values of $3.0 in 2004 and $912.7 in 2003, due 2020	3.0	—	*
Other, fair values	26.1	58.9

Total long-term debt	$1,221.4	$1,816.9

*	As of August 31, 2003, remaining carrying amount of $931 million was classified in short-term debt as the holders of these notes had the right to require Solectron to repurchase them on May 20, 2004

9.625% Senior Notes
      On February 8, 2002, Solectron issued an aggregate principal amount of $500 million of 9.625% senior notes due 2009. Solectron is required to pay interest on the notes in cash on February 15 and August 15 of each year. The indenture governing the terms of these notes contains restrictive provisions, which limit Solectron and its subsidiaries from making distributions on their capital stock, investments, incurring debt, issuing preferred stock and engaging in assets sales, among other provisions. As of August 31, 2004, the carrying amount of the notes was $498.0 million and the $21.4 million fair market value of the interest rate swap (See Note 8, “Financial Instruments”) were classified as long-term debt. Additionally, Solectron was in compliance with the restrictive provisions of the indenture at August 31, 2004.

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

SOLECTRON CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
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

SOLECTRON CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
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
      The aggregate annual maturities of long-term debt related to continuing operations are as follows (in millions):

Years Ending August 31:

2006	$170.9
2007	71.0
2008	—
2009	519.4
2010	10.0
Thereafter	450.1

Total	$1,221.4

NOTE 8.	Financial Instruments

Fair Value of Financial Instruments
      The fair value of Solectron’s cash, cash equivalents, accounts receivable, accounts payable and borrowings under lines of credit approximates the carrying amount due to the relatively short maturity of these items. The fair value of Solectron’s short-term investments (see Note 3, “Cash, Cash Equivalents and Short-Term Investments”) is determined based on quoted market prices. The fair value of Solectron’s long-term debt (see Note 7, “Long-Term Debt”) is determined based on broker trading prices.

SOLECTRON CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

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
      Financial instruments that potentially subject Solectron to concentrations of credit risk consist of cash, cash equivalents, short-term investments and trade accounts receivable. Solectron’s short-term investments are managed by recognized financial institutions which follow Solectron’s investment policy. Such investment policy limits the amount of credit exposure in any one issue and requires the investment securities to be investment grade short-term debt instruments. Concentrations of credit risk in accounts receivable resulting from sales to major customers are discussed in Note 14, “Major Customers”. Solectron generally does not require collateral for sales on credit. However, for customers that have limited financial resources, Solectron may require coverage for this risk including standby letters of credit, prepayments and consignment of inventories. Solectron also monitors extensions of credit and the financial condition of its major customers.

NOTE 9.	Commitments and Contingencies

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

SOLECTRON CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
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

SOLECTRON CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
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

NOTE 10.	Retirement Plans
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

SOLECTRON CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

NOTE 11.	Income Taxes
      The components of income taxes (benefit) from continuing operations for the fiscal periods included in this report are as follows (in millions):

	2004	2003	2002

	(Restated)	(Restated)	(Restated)
Current:
Federal	$2.8	$26.8	$(171.9)
State	2.7	3.2	3.3
Foreign	3.2	14.2	15.7

	8.7	44.2	(152.9)

Deferred:
Federal	—	426.0	(212.0)
State	—	63.5	(53.5)
Foreign	(12.0)	(8.2)	(31.6)

	(12.0)	481.3	(297.1)

Total	$(3.3)	$525.5	$(450.0)

      The overall effective income tax rate (expressed as a percentage of consolidated financial statement loss from continuing operations and before income taxes) varied from the United States statutory income tax rate for all fiscal years presented as follows:

	2004	2003	2002

	(Restated)	(Restated)	(Restated)
Federal tax rate	35.0%	35.0%	35.0%
State income tax, net of federal tax benefit	(1.1)	(1.7)	0.9
Income of international subsidiaries taxed at different rates	16.9	(11.6)	(0.7)
Tax holiday	28.6	0.4	1.6
Nondeductible goodwill and other permanent items	(6.6)	(3.5)	(18.5)
Loss for which no benefit is currently realized	(77.4)	(20.8)	(5.5)
Change in beginning valuation allowance	7.0	(19.0)	—
Other	(1.2)	—	—

Effective income tax rate	1.2%	(21.2)%	12.8%

SOLECTRON CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
      The tax effects of temporary differences from continuing operations that gave rise to significant portions of deferred tax assets and liabilities as of August 31, 2004 and 2003 were as follows (in millions):

	2004	2003

	(Restated)	(Restated)
Deferred tax assets:
Accruals and allowances	$66.6	$79.5
State income tax	62.2	52.0
Acquired intangible assets	455.8	498.2
Depreciation	2.3	—
Net operating loss carryforward and credits	918.1	736.6
Restructuring accruals	28.3	34.3
Capital loss carryover	180.5	—
Other	16.7	32.6

Deferred tax assets	1,730.5	1,433.2
Valuation allowance	(1,629.6)	(1,366.7)

Total deferred tax assets	$100.9	$66.5

Deferred tax liabilities:
Depreciation	$(26.4)	$(9.4)
Other	(3.8)	—

Total deferred tax liabilities	(30.2)	(9.4)

Net deferred tax assets	$70.7	$57.1

      Deferred tax assets, net of valuation allowance, were recorded in other current assets and other assets in the accompanying consolidated balance sheet. Deferred tax liabilities were recorded in other current liabilities and other liabilities. Income taxes payable of $154.4 million and $141.8 million is included in other current liabilities as of August 31, 2004 and 2003, respectively.
      The Company has U.S. federal net operating losses arising from continuing operations in its U.S. consolidated group of approximately $1,400.7 million. The net operating losses, if not utilized, will expire in 2021 through 2024.
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

SOLECTRON CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
      The Company has net operating loss carryforwards in various foreign jurisdictions. A summary of significant foreign net operating loss carryforwards follows (in millions):

Jurisdiction	Amount	Expiration

Australia	$52.4	Indefinite
Brazil	125.6	Indefinite
Canada	53.2	2005 – 2010
France	317.9	2005 – 2009
Germany	43.9	Indefinite
Hungary	66.3	Indefinite
Japan	95.0	2006 – 2009
Mexico	72.2	2008 – 2014
Netherlands	172.6	Indefinite
Romania	84.3	2005 – 2009
United Kingdom	139.2	Indefinite
Other	50.4	Various
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
      Worldwide income (loss) from continuing operations before taxes for all fiscal years presented consisted of the following (in millions):

	2004	2003	2002

	(Restated)	(Restated)	(Restated)
U.S.	$(373.9)	$(289.4)	$(3,823.5)
Non-U.S.	108.2	(2,194.0)	304.2

Total	$(265.7)	$(2,483.4)	$(3,519.3)

      Cumulative undistributed earnings of the international subsidiaries amounted to $865.5 million as of August 31, 2004, all of which is intended to be permanently reinvested. The amount of deferred income tax liability that would result had such earnings been repatriated is estimated to be approximately $262.5 million which would be absorbed by a corresponding reversal in valuation allowance.
      Solectron has been granted a tax holiday for its Malaysian sites which is effective through January 31, 2012, subject to certain conditions. In addition, Solectron has been granted a tax holiday for certain manufacturing operations in Singapore which is effective through March 31, 2011, subject to certain conditions including maintaining certain levels of research and development expenditures. Solectron has also been granted various tax holidays in China, which are effective for various terms and are subject to certain conditions. The net impact of these tax holidays was to decrease local country taxes by $67.3 million in 2004, $38.8 million in 2003, and $34.4 million in 2002.
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

SOLECTRON CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

NOTE 12.	Stockholders’ Equity

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

SOLECTRON CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
      Information regarding the stock options outstanding at August 31, 2004, is summarized in the table below (in millions, except number of years and per-share data).

	Outstanding
				Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number of	Contractual	Exercise	Number of	Exercise
Range of Exercise Price	Shares	Life	Price	Shares	Price

$1.09 – $3.77	6.9	8.12 years	$3.59	3.0	$3.53
$3.99 – $4.24	6.2	8.42 years	$4.06	2.3	$4.05
$4.30 – $4.95	0.6	7.97 years	$4.70	0.3	$4.60
$5.01 – $5.09	7.5	9.80 years	$5.09	0.3	$5.09
$5.13 – $5.81	5.7	9.15 years	$5.58	1.3	$5.55
$5.96 – $9.98	3.0	7.62 years	$6.79	1.2	$7.48
$10.29 – $10.29	7.2	7.07 years	$10.29	5.4	$10.29
$10.34 – $13.81	5.4	1.68 years	$12.20	5.2	$12.23
$14.25 – $35.03	7.1	3.05 years	$25.96	6.6	$26.36
$35.31 – $51.67	4.2	2.92 years	$43.00	4.1	$43.02

$1.09 – $51.67	53.8	6.60 years	$12.05	29.7	$17.88

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

Common Stock Issuance
      On May 12, 2004, Solectron issued 17.1 million shares of common stock at a price of $4.775 per share for total net proceeds of $81.7 million. These net proceeds of $81.7 million in part, along with an additional common stock issuance of 105.6 million shares, were used to early settle approximately 94% of the 7.25% ACES debentures. See Note 7, “Long-Term Debt”, for further discussion of the early settlement of the 7.25% ACES debentures.

SOLECTRON CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

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

NOTE 13.	Segment and Geographic Information
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
      Prior to fiscal 2004, the Company had the following four reportable segments: Global Operations, Technology Solutions, Global Services and MicroSystems. Following a comprehensive review of its business strategy, Solectron committed to a plan to divest a number of business operations (see also Note 17, “Discontinued Operations”, for a discussion of divesting activities). As a result, Solectron has divested a majority of the assets in the Global Services, Technology Solutions, and MicroSystems reportable segments. The assets which were divested are reported as discontinued operations.
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

SOLECTRON CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
      Geographic information for continuing operations as of and for the periods presented is as follows (in millions):

	Years Ended August 31

	2004	2003	2002

Geographic net sales:
United States	$3,219.4	$3,217.7	$3,415.8
Other North and Latin America	1,836.2	1,358.7	1,735.7
Europe	1,667.4	1,590.4	1,840.7
Malaysia	1,853.4	1,455.0	1,410.1
China	1,914.6	1,091.3	853.9
Other Asia Pacific	1,147.3	1,115.2	1,482.5

	$11,638.3	$9,828.3	$10,738.7

      Geographic net sales are attributable to the country in which the product is manufactured.

	August 31	August 31
	2004	2003

	(Restated)	(Restated)
Long-lived assets:
United States	$332.4	$387.6
Other North and Latin America	182.6	224.7
Europe	144.7	203.4
Asia Pacific	330.1	346.9

	$989.8	$1,162.6

NOTE 14.	Major Customers
      Net sales from continuing operations to major customers as a percentage of consolidated net sales were as follows:

	Years Ended August 31

	2004	2003	2002

Cisco Systems	13.2%	11.9%	11.6%
Nortel Networks	*	12.9%	15.6%

*	less than 10%
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

NOTE 15.	Restructuring
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

SOLECTRON CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
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
      See also Note 16, “Goodwill and Intangible Assets,” for discussion of intangible asset and goodwill impairment charges.

Fiscal 2004
      During fiscal 2004, Solectron recorded restructuring and impairment charges (excluding intangible asset impairment charges) of $130.4 million related to continuing operations.
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

SOLECTRON CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
      The following table summarizes restructuring charges for all restructuring plans during fiscal 2004 (in millions):

	2004	Nature

	(Restated)
Loss on disposal of and impairment of equipment and facilities	$38.5	non-cash
Severance and benefit costs	25.9	cash
Net adjustment to equipment lease loss accrual	(2.2)	cash
Net adjustment to facility lease loss accrual	42.5	cash
Other exit costs	25.7	cash

Total	$130.4

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
      During fiscal 2003, Solectron recorded restructuring and impairment charges (excluding intangible asset and goodwill impairment charges) of $433.1 million related to continuing operations. The following table summarizes these charges (in millions):

	2003	Nature

	(Restated)
Impairment of equipment	$48.9	non-cash
Impairment of facilities	77.8	non-cash
Impairment of other assets	26.9	non-cash

Impairment of equipment, facilities and others	$153.6
Severance and benefit costs	221.8	cash
Loss on leased equipment	2.2	cash
Loss on leased facilities	22.9	cash
Other exit costs	32.6	cash

Total	$433.1

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

SOLECTRON CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
the impairment loss recognized was based on the fair value less costs to sell, with fair value based on estimated of existing market prices for similar assets.
      During fiscal 2002, Solectron recorded restructuring and impairment costs of $596.5 million related to continuing operations. The following table summarizes these charges (in millions):

	2002	Nature

	(Restated)
Impairment of equipment	$114.8	non-cash
Impairment of facilities	81.0	non-cash
Impairment of IT software and other assets	162.5	non-cash

Impairment of equipment, facilities and others	$358.3
Severance and benefit costs	114.5	cash
Loss on leased equipment	23.0	cash
Loss on leased facilities	80.0	cash
Other exit costs	20.7	cash

Total	$596.5

      The impairment of equipment, facilities and others for fiscal 2002 includes $40.5 million of impairment charges related to intangible assets.
      The following table summarizes the continuing operations restructuring accrual activity in all fiscal years presented (in millions):

	Severance	Lease Payments	Lease Payments
	and Benefits	on Facilities	on Equipment	Other	Total

	(Restated)	(Restated)	(Restated)		(Restated)
Balance of accrual at August 31, 2001	—	50.9	112.5	3.9	167.3
FY2002 Provision	114.5	83.9	29.5	20.7	248.6
FY2002 Provision adjustments		(3.9)	(6.5)	—	(10.4)
FY2002 Cash payments	(108.9)	(71.2)	(52.1)	(24.3)	(256.5)

Balance of accrual at August 31, 2002	$5.6	$59.7	$83.4	$0.3	$149.0

FY2003 Provision	221.8	22.6	2.2	32.6	279.2
FY2003 Provision adjustments	—	0.3	—	—	0.3
FY2003 Cash payments	(153.2)	(50.1)	(57.1)	(22.4)	(282.8)

Balance of accrual at August 31, 2003	$74.2	$32.5	$28.5	$10.5	$145.7

FY2004 Provision	25.9	53.7	2.3	25.7	107.6
FY2004 Provision adjustments	—	(11.2)	(4.5)	—	(15.7)
FY2004 Cash payments	(71.2)	(17.5)	(21.4)	(34.9)	(145.0)

Balance of accrual at August 31, 2004	$28.9	$57.5	$4.9	$1.3	$92.6

SOLECTRON CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
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

NOTE 16.	Goodwill and Intangible Assets
      Goodwill information is as follows for continuing operations (in millions):

Goodwill

(Restated)
Balance at August 31, 2002	$1,784.8
Goodwill adjustments*	(29.5)
Goodwill impairment	(1,620.1)

Balance at August 31, 2003	$135.2

Goodwill adjustments	0.6
Goodwill impairment	—

Balance at August 31, 2004	$135.8

*	Goodwill adjustments were primarily made based on the final appraisal received during the first quarter of fiscal 2003 related to the acquisition of C-MAC. No significant additions resulted from acquisitions during fiscal 2003.
      Any goodwill established in connection with an acquisition that was subsequently considered a discontinued operation is now included in discontinued operations (See Note 17, “Discontinued Operations”).

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

SOLECTRON CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

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
      The following table summarizes the continuing operations intangible asset activity for fiscal years 2004 and 2003 (in millions):

		Intellectual
	Supply	Property
Fiscal 2004	Agreements	Agreements	Other	Total

			(Restated)	(Restated)
Gross amount	$87.7	$108.5	$92.3	$288.5
Accumulated amortization	(86.1)	(54.5)	(77.5)	(218.1)
Impairment	—	(47.5)	—	(47.5)

Carrying value	$1.6	$6.5	$14.8	$22.9

SOLECTRON CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

		Intellectual
	Supply	Property
Fiscal 2003	Agreements	Agreements	Other	Total

Gross amount	$228.1	$108.5	$123.6	$460.2
Accumulated amortization	(85.7)	(45.6)	(71.5)	(202.8)
Impairment	(140.4)	—	(31.3)	(171.7)

Carrying value	$2.0	$62.9	$20.8	$85.7

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

NOTE 17.	Discontinued Operations
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

SOLECTRON CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
      The results from discontinued operations were as follows (in millions):

	Years Ended August 31

	2004	2003	2002

	(Restated)	(Restated)	(Restated)
Net sales	$1,264.9	$1,872.1	$1,537.5
Cost of sales	1,061.8	1,598.1	1,336.0

Gross profit	203.1	274.0	201.5
Operating expenses — net	109.4	606.5	265.1

Operating income (loss)	93.7	(332.5)	(63.6)
Interest income — net	1.4	1.5	3.7
Other (expense) income — net	(1.4)	(0.7)	0.8

Income (loss) before income taxes	93.7	(331.7)	(59.1)
Income tax expense (benefit)	8.7	112.0	(18.7)

Income (loss) from discontinued operations, net of tax	$85.0	$(443.7)	$(40.4)

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
      In fiscal 2003, approximately $370.1 million of restructuring and impairment costs (including goodwill) included in operating expenses determined in connection with Solectron’s impairment test performed during the third and fourth quarter of fiscal 2003 was related to discontinued operations. See Note 16, “Goodwill and

SOLECTRON CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
Intangible Assets,” for further discussion of this impairment test. This goodwill was established in conjunction with acquisitions of businesses in fiscal 2002. See Note 20, “Business Combinations,” for additional information.
      Also in fiscal 2003, approximately $95.7 million was recorded in discontinued operations related to establishing a valuation allowance for deferred tax assets. See Note 11 “Income Taxes,” for further discussion of income taxes.
      The current and non-current assets and liabilities of discontinued operations as of August 31, 2004 and 2003, were as follows (in millions):

	August 31	August 31
	2004	2003

	(Restated)	(Restated)
Cash, cash equivalents and short-term investments	$—	$36.4
Accounts receivable, net	18.3	276.2
Inventories	18.1	121.4
Prepaid expenses and other current assets	—	18.1

Total current assets of discontinued operations	$36.4	$452.1

Net property and equipment	$10.1	$126.5
Goodwill	—	111.6
Other assets	1.8	25.1

Total non-current assets of discontinued operations	$11.9	$263.2

Short-term debt	$8.9	$6.1
Accounts payable	26.0	168.1
Accrued employee compensation	7.2	41.4
Accrued expenses	4.3	55.2
Other current liabilities	—	63.2

Total current liabilities of discontinued operations	$46.4	$334.0

Total non-current liabilities of discontinued operations	$1.8	$22.6

NOTE 18.	Net Loss Per Share
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

SOLECTRON CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
      The following table summarizes the weighted average dilutive potential common shares that were excluded from the computation of diluted loss per share (in millions):

	2004	2003	2002

Dilutive potential common shares:
Employee stock options	7.0	1.2	3.5
Shares issuable upon conversion of LYONs	14.5	31.7	57.6
Shares issuable upon conversion of ACES	78.9	112.1	78.0

Total dilutive potential common shares	100.4	145.0	139.1

Contingent dilutive potential common shares:
Shares issuable upon conversion of 0.5% senior notes, only if certain conversion events occur*	24.6	—	—

*	This represents the weighted average number of shares outstanding based on the issuance date of February 17, 2004. The total number of contingent common shares related to the 0.5% senior notes is 46.6 million shares.

NOTE 19.	Purchase of Assets

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

SOLECTRON CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
NOTE 20.     Business Combinations

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
      The Company’s statements of operations include C-MAC’s results from the acquisition date. The following unaudited pro forma consolidated financial information presents the combined results of operations of Solectron and C-MAC as if the acquisition had occurred as of the beginning of fiscal 2002. The unaudited pro forma consolidated financial information does not necessarily reflect the results of operations that would have occurred if Solectron and C-MAC constituted a single entity during such period.

2002

(In millions, except
per-share data)
Net sales	$10,897.7
Net loss	$(3,133.7)
Basic loss per share	$(3.82)
Diluted loss per share	$(3.82)

SOLECTRON CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
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

      The other intangible assets acquired had a fair value of approximately $26 million based on an independent valuation. All the other intangible assets resulting from the acquisition are classified under the “other” category of the table of intangible assets presented in Note 16, “Goodwill and Intangible Assets”. The weighted-average useful life of these intangible assets is approximately six years. Solectron does not expect these assets to have a residual value upon full amortization. Approximately $300 million of goodwill is expected to be deductible for tax purposes.

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

SOLECTRON CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
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

NOTE 21.	Subsequent Events
      On September 10, 2004, Solectron completed the sale of its minority interest in ECS Holdings Limited (ECS) for approximately $16 million in cash.
      On October 18, 2004, Solectron completed the sale of its MicroTechnology business operations.

NOTE 22.	Quarterly Consolidated Financial Data (Unaudited)
      The following table contains selected unaudited quarterly consolidated financial data for fiscal years 2004 and 2003:

	Year Ended August 31, 2004				Year Ended August 31, 2003

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

	(As Restated)	(As Restated)	(As Restated)	(As Restated)	(As Restated)	(As Restated)	(As Restated)	(As Restated)
Net sales	$2,685.7	$2,877.8	$3,034.2	$3,040.6	$2,668.1	$2,359.6	$2,357.3	$2,443.3
Cost of sales	2,559.0	2,749.8	2,879.0	2,880.8	2,503.8	2,298.3	2,256.8	2,329.5

Gross profit	126.7	128.0	155.2	159.8	164.3	61.3	100.5	113.8
Operating expenses:
Selling, general and administrative	114.4	113.8	103.7	114.8	157.9	139.1	140.5	129.4
Restructuring and impairment costs	31.4	74.0	4.4	68.1	95.7	47.2	356.6	105.3
Goodwill impairment	—	—	—	—	—	—	1,612.0	8.1

Operating income (loss)	(19.1)	(59.8)	47.1	(23.1)	(89.3)	(125.0)	(2,008.6)	(129.0)
Interest income	2.5	3.7	4.9	4.0	5.3	9.7	6.9	5.3
Interest expense	(43.9)	(44.4)	(42.9)	(14.1)	(55.3)	(53.7)	(51.4)	(46.7)
Other income (expense) — net	4.2	2.0	(74.2)	(12.6)	32.3	13.6	(6.8)	9.3

Income (loss) from continuing operations before income taxes	(56.3)	(98.5)	(65.1)	(45.8)	(107.0)	(155.4)	(2,059.9)	(161.1)
Income tax expense (benefit)	1.6	0.5	0.3	(5.7)	(38.9)	(50.3)	609.4	5.3

Income (loss) from continuing operations	$(57.9)	$(99.0)	$(65.4)	$(40.1)	$(68.1)	$(105.1)	$(2,669.3)	$(166.4)
Discontinued operations:
Income (loss) from discontinued operations	(67.3)	27.4	92.9	40.7	2.4	(5.2)	(310.8)	(18.0)
Income tax expense (benefit)	0.3	4.4	6.1	(2.1)	6.1	2.1	105.2	(1.3)

Income (loss) from discontinued operations	$(67.6)	$23.0	$86.8	$42.8	$(3.7)	$(7.3)	$(416.0)	$(16.7)

Net income (loss)	$(125.5)	$(76.0)	$21.4	$2.7	$(71.8)	$(112.4)	$(3,085.3)	$(183.1)

Basic net income (loss) per share:
Continuing operations	(0.07)	(0.12)	(0.08)	(0.04)	(0.08)	(0.13)	(3.22)	(0.20)
Discontinued operations	(0.08)	0.03	0.10	0.04	(0.01)	(0.01)	(0.50)	(0.02)

Basic net income (loss) per share	(0.15)	(0.09)	0.02	—	(0.09)	(0.14)	(3.72)	(0.22)
Diluted net income (loss) per share:
Continuing operations	(0.07)	(0.12)	(0.08)	(0.04)	(0.08)	(0.13)	(3.22)	(0.20)
Discontinued operations	(0.08)	0.03	0.10	0.04	(0.01)	(0.01)	(0.50)	(0.02)

Diluted net income (loss) per share	(0.15)	(0.09)	0.02	—	(0.09)	(0.14)	(3.72)	(0.22)
Shares used to compute basic net income (loss) per share	833.6	835.6	868.3	960.7	825.5	827.6	828.8	829.6
Shares used to compute diluted net income (loss) per share	833.6	835.6	868.3	960.7	825.5	827.6	828.8	829.6

SOLECTRON CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
      As described in Note 2 of this Form 10-K/ A, we have made corrections to our consolidated statements of operations related to accounting errors. The following selected quarterly data should be read in conjunction with the Consolidated Financial Statements and Notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-K/ A. This information has been derived from unaudited consolidated financial statements of Solectron Corporation that, in our opinion, reflect all recurring adjustments necessary to fairly present our financial information when read in conjunction with our Consolidated Financial Statements and Notes. This selected quarterly information has been restated for all quarters of 2004 and 2003 from previously reported information filed on Form 10-Q and Form 10-K, as a result of the restatement of our financial results discussed in this Form 10-K. These restatement adjustments are described below. The results of operations for any quarter are not necessarily indicative of the results to be expected for any future period.
      We have not amended our annual reports on Form 10-K or quarterly reports on Form 10-Q for the quarterly periods affected by the restatement prior to August 31, 2004. The information that has been previously filed or otherwise reported for these periods is superseded by the information in this annual report, and the financial statements and related financial information contained in such reports should no longer be relied upon.
      The sum of the quarterly consolidated financial data may not equal the annual consolidated financial data due to rounding.

SOLECTRON CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
Quarterly Consolidated Statements of Operations for 2004
      Set forth below are the adjustments and the “as adjusted” amounts as a result of our restatement of the previously issued financial statements for the fiscal quarters of 2004 from previously reported information filed on Form 10-Q. The adjustments and “as adjusted” amounts for the fourth quarter and year ended August 31, 2004 reflect the impact of the restatement on the results previously announced and furnished to the SEC on Form 8-K.

	Year Ended August 31, 2004

	1st Quarter

	As Reported	Adjustments	As Restated

Net sales	$2,696.8	$(11.1)	$2,685.7
Cost of sales	2,569.3	(10.3)	2,559.0

Gross profit	127.5	(0.8)	126.7
Operating expenses:
Selling, general and administrative	114.7	(0.3)	114.4
Restructuring and impairment costs	27.0	4.4	31.4

Operating income (loss)	(14.2)	(4.9)	(19.1)
Interest income	2.4	0.1	2.5
Interest expense	(43.9)	—	(43.9)
Other income-net	6.0	(1.8)	4.2

Income (loss) from continuing operations before income taxes	(49.7)	(6.6)	(56.3)
Income tax expense (benefit)	2.5	(0.9)	1.6

Income (loss) from continuing operations	$(52.2)	$(5.7)	$(57.9)
Discontinued operations:
Income (loss) from discontinued operations	(67.3)	—	(67.3)
Income tax expense (benefit)	0.3	—	0.3

Income (loss) from discontinued operations	$(67.6)	$—	$(67.6)

Net income (loss)	$(119.8)	$(5.7)	$(125.5)

Basic net income (loss) per share:
Continuing operations	$(0.06)	$(0.01)	$(0.07)
Discontinued operations	(0.08)	—	(0.08)

Basic net income (loss) per share	$(0.14)	$(0.01)	$(0.15)

Diluted net income (loss) per share:
Continuing operations	$(0.06)	$(0.01)	$(0.07)
Discontinued operations	(0.08)	—	(0.08)

Diluted net income (loss) per share	$(0.14)	$(0.01)	$(0.15)

Shares used to compute basic net income (loss) per share	833.6	833.6	833.6
Shares used to compute diluted net income (loss) per share	833.6	833.6	833.6

SOLECTRON CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

	Year Ended August 31, 2004

	2nd Quarter

	As Reported	Adjustments	As Restated

Net sales	$2,887.4	$(9.6)	$2,877.8
Cost of sales	2,756.3	(6.5)	2,749.8

Gross profit	131.1	(3.1)	128.0
Operating expenses:
Selling, general and administrative	109.2	4.6	113.8
Restructuring and impairment costs	73.6	0.4	74.0

Operating loss	(51.7)	(8.1)	(59.8)
Interest income	3.6	0.1	3.7
Interest expense	(44.4)	—	(44.4)
Other income-net	3.3	(1.3)	2.0

Loss from continuing operations before income taxes	(89.2)	(9.3)	(98.5)
Income tax expense	0.5	—	0.5

Loss from continuing operations	$(89.7)	(9.3)	$(99.0)
Discontinued operations:
Income from discontinued operations	25.3	2.1	27.4
Income tax expense	3.6	0.8	4.4

Income from discontinued operations	$21.7	$1.3	$23.0

Net income (loss)	$(68.0)	$(8.0)	$(76.0)

Basic net income (loss) per share:
Continuing operations	$(0.11)	$(0.01)	$(0.12)
Discontinued operations	0.03	—	0.03

Basic net income (loss) per share	$(0.08)	$(0.01)	$(0.09)

Diluted net income (loss) per share:
Continuing operations	$(0.11)	$(0.01)	$(0.12)
Discontinued operations	0.03	—	0.03

Diluted net income (loss) per share	$(0.08)	$(0.01)	$(0.09)

Shares used to compute basic net income (loss) per share	835.6	835.6	835.6
Shares used to compute diluted net income (loss) per share	835.6	835.6	835.6

SOLECTRON CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

	Year Ended August 31, 2004

	3rd Quarter

	As Reported	Adjustments	As Restated

Net sales	$3,039.9	$(5.7)	$3,034.2
Cost of sales	2,880.7	(1.7)	2,879.0

Gross profit	159.2	(4.0)	155.2
Operating expenses:
Selling, general and administrative	103.9	(0.2)	103.7
Restructuring and impairment costs	5.5	(1.1)	4.4

Operating income (loss)	49.8	(2.7)	47.1
Interest income	4.8	.1	4.9
Interest expense	(41.8)	(1.1)	(42.9)
Other income-net	(77.9)	3.7	(74.2)

Income (loss) from continuing operations	(65.1)	—	(65.1)
before income taxes
Income tax expense	0.3	—	0.3

Income (loss) from continuing operations	$(65.4)	$—	$(65.4)
Discontinued operations:
Income (loss) from discontinued operations	92.8	0.1	92.9
Income tax expense (benefit)	6.1	—	6.1

Income (loss) from discontinued operations	$86.7	$0.1	$86.8

Net income (loss)	$21.3	$0.1	$21.4

Basic net income (loss) per share:
Continuing operations	$(0.08)	$—	$(0.08)
Discontinued operations	0.10	—	0.10

Basic net income (loss) per share	$0.02	$—	$0.02

Diluted net income (loss) per share:
Continuing operations	$(0.08)	$—	$(0.08)
Discontinued operations	0.10	—	0.10

Diluted net income (loss) per share	$0.02	$—	$0.02

Shares used to compute basic net income (loss) per share	868.3	868.3	868.3
Shares used to compute diluted net income (loss) per share	868.3	868.3	868.3

SOLECTRON CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

	Year Ended August 31, 2004

	4th Quarter

	As Reported	Adjustments	As Restated

Net sales	$3,014.2	$26.4	$3,040.6
Cost of sales	2,851.7	29.1	2,880.8

Gross profit	162.5	(2.7)	159.8
Operating expenses:
Selling, general and administrative	113.1	1.7	114.8
Restructuring and impairment costs	70.7	(2.6)	68.1

Operating income (loss)	(21.3)	(1.8)	(23.1)
Interest income	4.0	—	4.0
Interest expense	(14.1)	—	(14.1)
Other income — net	(16.7)	4.1	(12.6)

Income (loss) from continuing operations before income taxes	(48.1)	2.3	(45.8)
Income tax expense (benefit)	(3.6)	(2.1)	(5.7)

Income (loss) from continuing operations	$(44.5)	$4.4	$(40.1)
Discontinued operations:
Income (loss) from discontinued operations	40.1	0.6	40.7
Income tax expense (benefit)	(2.0)	(0.1)	(2.1)

Income (loss) from discontinued operations	$42.1	$0.7	$42.8

Net income (loss)	$(2.4)	$5.1	$2.7

Basic net income (loss) per share:
Continuing operations	$(0.05)	$0.01	$(0.04)
Discontinued operations	0.05	(0.01)	0.04

Basic net income (loss) per share	$—	$—	$—

Diluted net income (loss) per share:
Continuing operations	$(0.05)	$0.01	$(0.04)
Discontinued operations	0.05	(0.01)	0.04

Diluted net income (loss) per share	$—	$—	$—

Shares used to compute basic net income (loss) per share	960.7	960.7	960.7
Shares used to compute diluted net income (loss) per share	960.7	960.7	960.7

SOLECTRON CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
Quarterly Consolidated Statements of Operations for 2003
      Set forth below are the adjustments and the “as restated” amounts as a result of our restatement of the previously issued financial statements for the first three fiscal quarters of 2003 from previously reported information filed on Form 10-Q, and for the fourth quarter of 2003 from previously reported information filed on Form 10-K. See Note 2 to the Consolidated Financial Statements for detailed explanations of the nature of the adjustments.

	Year Ended August 31, 2003

	1st Quarter

	As Reported	Adjustments	As Restated

Net sales	$2,668.1	$—	$2,668.1
Cost of sales	2,503.1	0.7	2,503.8

Gross profit	165.0	(0.7)	164.3
Operating expenses:
Selling, general and administrative	158.9	(1.0)	157.9
Restructuring and impairment costs	94.5	1.2	95.7
Goodwill impairment	—	—	—

Operating income (loss)	(88.4)	(0.9)	(89.3)
Interest income	5.2	0.1	5.3
Interest expense	(55.3)	—	(55.3)
Other income — net	36.2	(3.9)	32.3

Income (loss) from continuing operations before income taxes	(102.3)	(4.7)	(107.0)
Income tax expense (benefit)	(35.0)	(3.9)	(38.9)

Income (loss) from continuing operations	$(67.3)	$(0.8)	$(68.1)
Discontinued operations:
Income (loss) from discontinued operations	2.5	(0.1)	2.4
Income tax expense (benefit)	6.1	—	6.1

Income (loss) from discontinued operations	$(3.6)	$(0.1)	$(3.7)

Net income (loss)	$(70.9)	$(0.9)	$(71.8)

Basic net income (loss) per share:
Continuing operations	$(0.08)	$—	$(0.08)
Discontinued operations	(0.01)	—	(0.01)

Basic net income (loss) per share	$(0.09)	$—	$(0.09)

Diluted net income (loss) per share:
Continuing operations	$(0.08)	$—	$(0.08)
Discontinued operations	(0.01)	—	(0.01)

Diluted net income (loss) per share	$(0.09)	$—	$(0.09)

Shares used to compute basic net income (loss) per share	825.5	825.5	825.5
Shares used to compute diluted net income (loss) per share	825.5	825.5	825.5

SOLECTRON CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

	Year Ended August 31, 2003

	2nd Quarter

	As Reported	Adjustments	As Restated

Net sales	$2,359.6	$—	$2,359.6
Cost of sales	2,299.2	(0.9)	2,298.3

Gross profit	60.4	0.9	61.3
Operating expenses:
Selling, general and administrative	139.4	(0.3)	139.1
Restructuring and impairment costs	45.9	1.3	47.2
Goodwill impairment	—	—	—

Operating income (loss)	(124.9)	(0.1)	(125.0)
Interest income	9.6	0.1	9.7
Interest expense	(53.7)	—	(53.7)
Other income — net	15.3	(1.7)	13.6

Income (loss) from continuing operations before income taxes	(153.7)	(1.7)	(155.4)
Income tax expense (benefit)	(49.8)	(0.5)	(50.3)

Income (loss) from continuing operations	$(103.9)	$(1.2)	$(105.1)
Discontinued operations:
Income (loss) from discontinued operations	(4.7)	(0.5)	(5.2)
Income tax expense (benefit)	2.2	(0.1)	2.1

Income (loss) from discontinued operations	$(6.9)	$(0.4)	$(7.3)

Net income (loss)	$(110.8)	$(1.6)	$(112.4)

Basic net income (loss) per share:
Continuing operations	$(0.13)	$—	$(0.13)
Discontinued operations	—	(0.01)	(0.01)

Basic net income (loss) per share	$(0.13)	$(0.01)	$(0.14)

Diluted net income (loss) per share:
Continuing operations	$(0.13)	$—	$(0.13)
Discontinued operations	—	(0.01)	(0.01)

Diluted net income (loss) per share	$(0.13)	$(0.01)	$(0.14)

Shares used to compute basic net income (loss) per share	827.6	827.6	827.6
Shares used to compute diluted net income (loss) per share	827.6	827.6	827.6

SOLECTRON CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

	Year Ended August 31, 2003

	3rd Quarter

	As Reported	Adjustments	As Restated

Net sales	$2,357.3	$—	$2,357.3
Cost of sales	2,258.1	(1.3)	2,256.8

Gross profit	99.2	1.3	100.5
Operating expenses:
Selling, general and administrative	138.1	2.4	140.5
Restructuring and impairment costs	356.8	(0.2)	356.6
Goodwill impairment	1,624.4	(12.4)	1,612.0

Operating income (loss)	(2,020.1)	11.5	(2,008.6)
Interest income	6.8	0.1	6.9
Interest expense	(51.4)	—	(51.4)
Other expense — net	(5.4)	(1.4)	(6.8)

Income (loss) from continuing operations before income taxes	(2,070.1)	10.2	(2,059.9)
Income tax expense (benefit)	615.8	(6.4)	609.4

Income (loss) from continuing operations	$(2,685.9)	$16.6	$(2,669.3)
Discontinued operations:
Income (loss) from discontinued operations	(310.3)	(0.5)	(310.8)
Income tax expense (benefit)	105.0	0.2	105.2

Income (loss) from discontinued operations	$(415.3)	$(0.7)	$(416.0)

Net income (loss)	$(3,101.2)	$15.9	$(3,085.3)

Basic net income (loss) per share:
Continuing operations	$(3.24)	$0.02	$(3.22)
Discontinued operations	(0.50)	—	(0.50)

Basic net income (loss) per share	(3.74)	0.02	(3.72)

Diluted net income (loss) per share:
Continuing operations	$(3.24)	$0.02	$(3.22)
Discontinued operations	(0.50)	—	(0.50)

Diluted net income (loss) per share	$(3.74)	$0.02	$(3.72)

Shares used to compute basic net income (loss) per share	828.8	828.8	828.8
Shares used to compute diluted net income (loss) per share	828.8	828.8	828.8

SOLECTRON CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

	Year Ended August 31, 2003

	4th Quarter

	As Reported	Adjustments	As Restated

Net sales	$2,443.3	$—	$2,443.3
Cost of sales	2,325.9	3.6	2,329.5

Gross profit	117.4	(3.6)	113.8
Operating expenses:
Selling, general and administrative	129.7	(0.3)	129.4
Restructuring and impairment costs	106.0	(0.7)	105.3
Goodwill impairment	8.1	—	8.1

Operating income (loss)	(126.4)	(2.6)	(129.0)
Interest income	5.2	0.1	5.3
Interest expense	(46.7)	—	(46.7)
Other income — net	6.3	3.0	9.3

Income (loss) from continuing operations before income taxes	(161.6)	0.5	(161.1)
Income tax expense (benefit)	1.1	4.2	5.3

Income (loss) from continuing operations	$(162.7)	$(3.7)	$(166.4)
Discontinued operations:
Income (loss) from discontinued operations	(17.5)	(0.5)	(18.0)
Income tax expense (benefit)	(1.1)	(0.2)	(1.3)

Income (loss) from discontinued operations	$(16.4)	$(0.3)	$(16.7)

Net income (loss)	$(179.1)	$(4.0)	$(183.1)

Basic net income (loss) per share:
Continuing operations	$(0.20)	$—	$(0.20)
Discontinued operations	(0.02)	—	(0.02)

Basic net income (loss) per share	$(0.22)	$—	$(0.22)

Diluted net income (loss) per share:
Continuing operations	$(0.20)	$—	$(0.20)
Discontinued operations	(0.02)	—	(0.02)

Diluted net income (loss) per share	$(0.22)	$—	$(0.22)

Shares used to compute basic net income (loss) per share	829.6	829.6	829.6
Shares used to compute diluted net income (loss) per share	829.6	829.6	829.6

SOLECTRON CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
Quarterly Condensed Consolidated Balance Sheets for 2004
      The following table presents the impact of the financial statement adjustments on our condensed consolidated balance sheets for each of the quarters in 2004. The adjustments to the condensed consolidated balance sheets are primarily the result of the restatement adjustments described above to the consolidated statements of operations and to a lesser extent reclassifications made between balance sheet accounts.

	November 30, 2003		February 28, 2004		May 31, 2004		August 31, 2004

	(As Reported)	(As Restated)	(As Reported)	(As Restated)	(As Reported)	(As Restated)	(As Reported)	(As Restated)

ASSETS
Current assets:
Cash, cash equivalents, short-term investments and restricted cash	$1,371.8	$1,371.0	$1,839.9	$1,839.9	$1,212.1	$1,212.1	$1,430.0	$1,430.2
Accounts receivable, net	1,591.3	1,591.0	1,529.5	1,529.2	1,616.4	1,616.9	1,549.9	1,550.2
Inventories	1,472.4	1,470.6	1,510.1	1,508.3	1,577.2	1,575.5	1,457.2	1,455.4
Prepaid expenses and other current assets	247.8	241.6	216.8	210.9	143.2	137.0	192.9	189.5
Current assets of discontinued operations	496.0	496.0	485.2	485.2	138.6	138.6	36.4	36.4

Total current assets	5,179.3	5,170.2	5,581.5	5,573.5	4,687.5	4,680.1	4,666.4	4661.7
Property and equipment, net	773.9	796.8	740.4	762.4	734.6	756.8	726.6	754.4
Goodwill	134.6	135.2	134.6	135.2	134.6	135.8	134.6	135.8
Other assets	416.7	438.8	410.1	425.1	357.3	372.4	277.5	294.3
Long-term assets of discontinued operations	193.2	193.5	112.9	112.4	50.9	51.0	11.9	11.9

Total assets	$6,697.7	$6,734.5	$6,979.5	$7,008.6	$5,964.9	$5,996.1	$5,817.0	$5,858.1

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Short-term debt	$959.5	$959.5	$971.4	$971.4	$25.5	$25.5	$25.1	$25.1
Accounts payable	1,500.7	1,513.5	1,406.7	1,424.5	1,532.3	1,550.3	1,417.3	1,439.0
Accrued employee compensation	169.1	166.1	154.3	151.3	156.7	154.3	175.2	173.7
Accrued expenses and other current liabilities	477.2	483.5	497.6	502.5	500.8	508.0	495.1	500.7
Current liabilities of discontinued operations	332.4	332.5	316.3	316.4	107.6	107.6	46.4	46.4

Total current liabilities	3,438.9	3,455.1	3,346.3	3,366.1	2,322.9	2,345.7	2,159.1	2,184.9
Long-term debt	1,832.1	1,831.4	2,281.0	2,280.3	1,227.5	1,227.5	1,221.4	1,221.4
Other long-term liabilities	33.2	12.0	29.7	8.5	25.7	4.5	55.9	31.1
Long-term liabilities of discontinued operations	21.0	21.0	15.5	15.5	6.1	6.1	1.8	1.8

Total liabilities	$5,325.2	$5,319.5	$5,672.5	$5,670.4	$3,582.2	$3,583.8	$3,438.2	$3,439.2
Stockholders’ equity:
Common stock	0.8	0.8	0.8	0.8	0.9	0.9	1.0	1.0
Additional paid-in capital	6,671.1	6,671.1	6,674.1	6,674.1	7,763.3	7,763.3	7,775.9	7,775.9
Accumulated deficit	(5,160.4)	(5,158.0)	(5,228.4)	(5,233.9)	(5,207.1)	(5,212.5)	(5,209.5)	(5,209.9)
Accumulated other comprehensive losses	(139.0)	(98.9)	(139.5)	(102.8)	(174.4)	(139.4)	(188.6)	(148.1)

Total stockholders’ equity	1,372.5	1,415.0	1,307.0	1,338.2	2,382.7	2,412.3	2,378.8	2,418.9

Total liabilities and stockholders’ equity	$6,697.7	$6,734.5	$6,979.5	$7,008.6	$5,964.9	$5,996.1	$5,817.0	$5,858.1

SOLECTRON CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
Quarterly Condensed Consolidated Balance Sheets for 2003
      The following table presents the impact of the financial statement adjustments on our condensed consolidated balance sheets for each of the quarters in 2003. The adjustments to the condensed consolidated balance sheets are primarily the result of the restatement adjustments described above to the consolidated statement of operations and to a lesser extent reclassifications made between balance sheet accounts.

	November 30, 2002		February 28, 2003		May 31, 2003		August 31, 2003

	(As Reported)	(As Restated)	(As Reported)	(As Restated)	(As Reported)	(As Restated)	(As Reported)	(As Restated)

ASSETS
Current assets:
Cash, cash equivalents, short-term investments and restricted cash	$1,944.1	$1,943.7	$2,080.0	$2,080.0	$1,656.0	$1,656.0	$1,515.0	$1,514.8
Accounts receivable, net	1,594.2	1,594.3	1,408.3	1,408.2	1,376.3	1,376.2	1,389.1	1,388.9
Inventories	1,677.1	1,674.6	1,506.6	1,504.1	1,416.9	1,414.4	1,327.3	1,325.5
Prepaid expenses and other current assets	629.2	624.7	598.0	592.3	398.1	390.5	270.3	263.2
Current assets of discontinued operations	469.5	469.5	463.2	463.2	451.5	451.5	452.1	452.1

Total current assets	6,314.1	6,306.8	6,056.1	6,047.8	5,298.8	5,288.6	4,953.8	4,944.5
Property and equipment, net	927.9	925.4	915.3	941.3	784.4	811.6	781.9	808.9
Goodwill	1,826.2	1,823.3	1,828.7	1,826.1	194.9	195.3	134.6	135.2
Other assets	878.0	868.0	947.0	947.1	425.1	446.3	396.3	418.5
Long-term assets of discontinued operations	661.7	661.8	649.1	649.4	259.8	259.9	262.9	263.2

Total assets	$10,607.9	$10,585.3	$10,396.2	$10,411.7	$6,963.0	$7001.7	$6,529.5	$6,570.3

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Short-term debt	$537.6	$537.6	$540.1	$540.1	$1,134.6	$1,134.6	$973.8	$973.8
Accounts payable	1,317.6	1,319.9	1,303.1	1,306.7	1,138.7	1,147.1	1,266.6	1,277.3
Accrued employee compensation	191.8	191.8	148.5	146.8	163.2	159.6	161.0	157.4
Accrued expenses and other current liabilities	468.0	464.4	453.9	480.8	561.7	594.6	499.6	505.4
Current liabilities of discontinued operations	307.1	307.2	317.6	317.7	348.6	348.7	333.9	334.0

Total current liabilities	2,822.1	2,820.9	2,763.2	2,792.1	3,346.8	3,384.6	3,234.9	3,247.9
Long-term debt	3,007.8	3,007.1	2,940.3	2,939.6	1,877.7	1,877.5	1,817.6	1,816.9
Other long-term liabilities	39.4	20.6	23.4	4.6	52.6	31.4	32.4	11.2
Long-term liabilities of discontinued operations	17.2	17.2	21.1	21.1	30.3	30.3	22.6	22.6

Total liabilities	$5,886.5	$5,865.8	$5,748.0	$5,757.4	$5,307.4	$5,323.8	$5,107.5	$5,098.6
Stockholders’ equity:
Common stock	0.8	0.8	0.8	0.8	0.8	0.8	0.8	0.8
Additional paid-in capital	6,641.6	6,641.6	6,650.9	6,650.9	6,652.4	6,652.4	6,658.2	6,658.2
Accumulated deficit	(1,649.5)	(1,651.6)	(1,760.3)	(1,764.0)	(4,861.5)	(4,849.3)	(5,040.6)	(5,032.5)
Accumulated other comprehensive losses	(271.5)	(271.3)	(243.2)	(233.4)	(136.1)	(126.0)	(196.4)	(154.8)

Total stockholders’ equity	4,721.4	4,719.5	4,648.2	4,654.3	1,655.6	1,677.9	1,422.0	1,471.7

Total liabilities and stockholders’ equity	$10,607.9	$10,585.3	$10,396.2	$10,411.7	$6,963.0	$7,001.7	$6,529.5	$6,570.3

SOLECTRON CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
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
      In our opinion, the consolidated financial statements referred to above present fairly in all material respects, the financial position of Solectron Corporation and subsidiaries as of August 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended August 31, 2004, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
      As discussed in note 2 to the consolidated financial statements, the Company has restated its consolidated financial statements as of August 31, 2004 and 2003 and for each of the years in the three-year period ended August 31, 2004.
      As discussed in note 1 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards, No. 142, Goodwill and Other Intangible Assets, on September 1, 2001.
/s/ KPMG LLP
Mountain View, California
October 18, 2004, except as to note 2,
     which is as of April 11, 2005

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
      Not applicable.

Item 9A.	Controls and Procedures

Evaluation of disclosure controls and procedures.
      In the Form 10-K for the fiscal year ended August 31, 2004, initially filed with the SEC on November 5, 2004, Solectron’s management, with the participation of Solectron’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of Solectron’s disclosure controls and procedures as of August 31, 2004. Based on that evaluation, Solectron’s Chief Executive Officer and Chief Financial Officer concluded that Solectron’s disclosure controls and procedures were effective as of August 31, 2004.
      However, subsequent to that filing, management determined that there were circumstances in which certain financial statement accounts were not being analyzed on a timely basis, resulting in an accumulation of accounting errors that were not being corrected in the appropriate period. The primary financial statement accounts in which accounting errors were identified included accounts payable and accrued liabilities, income taxes, goodwill and intangible assets, and property and equipment. Management has determined that this failure to comply with such routine account reconciliation procedures was a deficiency in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) at August 31, 2004. This discovery and the resulting restatement are described in the Explanatory Note and Note 2 to the consolidated financial statements contained herein.
      Management also determined that the internal control deficiency that resulted in this Restatement represents a material weakness in our internal control over financial reporting, as defined by the Public Company Accounting Oversight Board’s Auditing Standard No. 2. The Public Company Accounting Oversight Board has defined material weakness as “a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.” Our conclusion that the control issues surrounding financial reporting constituted a material weakness means that, absent remediation of these issues, there would exist a reasonable possibility that a material misstatement in our consolidated financial statements might occur in future periods.
      Furthermore, on April 11, 2005, we received a letter concerning this material weakness from our independent registered public accounting firm, KPMG LLP, regarding these same issues.
      To date, subsequent to the initial filing of our Form 10-K for the fiscal year ended August 31, 2004, we have taken steps to improve our internal control over financial reporting, including the following:

•	Account Analysis & Reconciliation: Solectron’s financial close checklist (“FCC”) has been expanded to address the various account analysis and reconciliation issues addressed in the Restatement. In particular, the areas of general ledger analyses and intercompany accounts have been added to the FCC beginning with the quarter ended February 28, 2005. In addition, regional and corporate financial management will provide additional levels of review concerning these issues.

•	Foreign Exchange Translation: All locations with significant foreign currency exchange transactions have been identified and are now subject to compliance with the FCC noted above, effective February 28, 2005. Solectron currently anticipates that it will be eliminating a number of its legal entities, thereby reducing related financial and accounting complexity and simplifying the accounting treatment of these types of items.

•	Income Taxes: Previous issues relating to income tax account roll-forwards have been identified and corrected. In addition Solectron’s management has migrated the tax account roll-forwards to an automated system (CorpTax), which will facilitate accurate and timely treatment of these items, effective February 28, 2005. In addition, Solectron’s management has engaged a third party specialist to assist Solectron personnel conducting comprehensive and detailed reviews of Solectron’s tax reporting and accounting.

      In addition, we have been engaged in an ongoing process of identifying, documenting and testing our internal controls over financial reporting in anticipation of our required compliance with Section 404 of the Sarbanes-Oxley Act at the end of fiscal 2005. We anticipate that we will be making further changes in our internal controls as a result of these efforts.
      Although we have taken the remedial actions described above, we have not yet had time to retest the affected controls in order to ascertain whether the material weakness has been remediated. Based on our progress, we do fully expect the material weakness to be remediated on or before May 31, 2005 and to be able to conclude that our internal controls over financial reporting and our disclosure controls and procedures are effective as of that date.
      In connection with the preparation and filing of this Form 10-K/ A, we reevaluated, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the fiscal year covered by this report. Based on the material weakness described above, our Chief Executive Officer and Chief Financial Officer have each concluded that our disclosure controls and procedures were not effective as of August 31, 2004.

Changes in internal controls over financial reporting.
      We did not make any changes to our internal controls over financial reporting during the year ended August 31, 2004 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. However, as discussed above, since August 31, 2004, we have made changes to our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
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
Phone: (408) 957-8500

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
Report filed on Form 8-K on August 17, 2004 attaching press release announcing the successful completion of there marketing of debentures underlying Registrant’s equity security units.
Report filed on Form 8-K on September 15, 2004 regarding certain costs associated with exit activities and certain impairment charges.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 14, 2005.

SOLECTRON CORPORATION

By:	/s/ Michael Cannon

Michael Cannon
President and Chief Executive Officer
      Pursuant to the requirements of the Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Michael Cannon Michael Cannon	President and Chief Executive Officer (Principal Executive Officer)	April 14, 2005

/s/ Kiran Patel Kiran Patel	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	April 14, 2005

/s/ Warren J. Ligan Warren J. Ligan	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	April 14, 2005

/s/ Richard A. D’Amore Richard A. D’Amore	Director	April 14, 2005

/s/ William R. Graber William R. Graber	Director	April 14, 2005

/s/ Heinz Fridrich Heinz Fridrich	Director	April 14, 2005

/s/ William A. Hasler William A. Hasler	Director	April 14, 2005

/s/ Paul R. Low Paul R. Low	Director	April 14, 2005

/s/ C. Wesley M. Scott C. Wesley M. Scott	Director	April 14, 2005

/s/ Paulett Eberhart Paulett Eberhart	Director	April 14, 2005

/s/ Cyril Yansouni Cyril Yansouni	Director	April 14, 2005

CONSOLIDATED FINANCIAL STATEMENT SCHEDULE
      The consolidated financial statement Schedule II — VALUATION AND QUALIFYING ACCOUNTS is filed as part of this Form 10-K.
SOLECTRON CORPORATION AND SUBSIDIARIES
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

		Additions
	Balance at				Balance at
	Beginning	Charged to			End of
Description	of Period	Operations	Acquisitions	(Deductions)	Period

	(Amount in millions)
Year ended August 31, 2004:
Allowance for doubtful accounts receivable	$39.1	$25.7	$—	$(29.1)	$35.7
Year ended August 31, 2003:
Allowance for doubtful accounts receivable	$71.2	$14.3	$—	$(46.4)	$39.1
Year ended August 31, 2002:
Allowance for doubtful accounts receivable	$38.9	$8.9	$34.3	$(10.9)	$71.2

INDEX TO EXHIBITS

3	.1[A]	Certificate of Incorporation of the Registrant, as amended.
3	.2[B]	Bylaws of the Registrant, as amended.
3	.3[C]	Certificate of Designation Rights, Preferences and Privileges of Series A Participating Preferred Stock of the Registrant.
4	.1[D]	Supplemental Indenture, dated as of May 8, 2000, by and between the Registrant and State Street Bank and Trust Company of California N.A., as Trustee.
4	.2[E]	Supplemental Indenture, dated as of November 20, 2000, by and between the Registrant and State Street Bank and Trust Company of California N.A., as Trustee.
4	.3[F]	Preferred Stock Rights Agreement, dated as of June 29, 2001, as amended December 3, 2001, by and between the Registrant and EquiServe Trust Company, N.A., as Rights Agent.
4	.4[G]	Senior Debt Securities Indenture, dated as of February 6, 2002, by and between the Registrant and State Street and Trust Company of California, N.A., as Trustee.
4	.5[H]	Subordinated Debt Securities Indenture, dated as of December 27, 2001, by and between the Registrant and State Street Bank and Trust Company of California, N.A., as Trustee.
4	.6[G]	First Supplemental Indenture, dated as of February 6, 2002, by and between the Registrant and State Street Bank and Trust Company of California, N.A., as Trustee.
4	.7[H]	First Supplemental Indenture, dated as of December 27, 2001, by and between the Registrant and State Street Bank and Trust Company of California, N.A., as Trustee.
4	.8[G]	Purchase Contract Agreement, dated as of December 27, 2001, by and between the Registrant and State Street Bank and Trust Company of California, N.A., as purchase contract agent.
4	.9[G]	Pledge Agreement, dated as of December 27, 2001, among the Registrant, U.S. Bank Trust, N.A., as collateral agent, custodial agent, and securities intermediary, and State Street Bank and Trust Company of California, N.A., as purchase contract agent.
4	.10[G]	Pledge Agreement, dated as of December 27, 2001, between the Registrant and State Street Bank and Trust Company of California, N.A., as the Trustee for the holders of the Debentures.
4	.11[I]	Amendment No. 1 made and entered into as of January 8, 2002 to Pledge Agreement dated as of December 27, 2001 between the Registrant and State Street Bank and Trust Company of California, N.A., as the Trustee for the holders of the Debentures.
4	.12[G]	Control Agreement, dated as of December 27, 2001, by and between the Registrant and State Street Bank and Trust Company of California, N.A., as Trustee and as securities intermediary and depository bank.
4	.13[I]	Amendment No. 1 made and entered into as of January 8, 2002 to Control Agreement dated as of December 27, 2001 between the Registrant and State Street Bank and Trust Company of California, N.A., as Trustee and as securities intermediary and depository bank.
10	.1[N]	Form of Indemnification Agreement by and between the Registrant and its officers, directors and certain other employees.
10	.2[J]	2003 Employee Stock Purchase Plan.
10	.3[K]	Amended and Restated 1992 Stock Option Plan.
10	.4[K]	2002 Stock Plan.
10	.5[O]	Form of Stock Option Agreement under the 2002 Stock Plan by and between the Registrant and its officers, directors and employees.
10	.6[O]	Form of Restricted Stock Agreement under the 2002 Stock Plan by and between the Registrant and its officers and certain employees.
10	.7[O]	Credit Agreement dated as of August 20, 2004, among the Registrant, certain subsidiaries of the Registrant, Bank of America, N.A., as Administrative Agent and Collateral Agent, and certain other lenders.
10	.8[L]	Solectron Corporation Michael Cannon Employment Agreement, entered into as of January 6, 2003.

10	.9[L]	Solectron Corporation Stand-Alone Stock Option Agreement (Michael Cannon), entered into as of January 6, 2003.
10	.10[L]	Solectron Corporation Restricted Stock Purchase Agreement (Michael Cannon), entered into as of January 6, 2003.
10	.11[J]	Solectron Corporation Marc Onetto Employment Agreement, entered into as of June 18, 2003.
10	.12[M]	Solectron Corporation Stand-Alone Stock Option Agreement (Marc Onetto), entered into as of June 18, 2003.
10	.13[M]	Solectron Corporation Restricted Stock Purchase Agreement (Marc Onetto), entered into as of July 17, 2003.
12.1		Computation of ratios of earnings to fixed charges.
21	.1[O]	Subsidiaries of the Registrant.
23.1		Consent of Independent Registered Public Accounting Firm.
31.1		Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
31.2		Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
32.1		Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Footnotes:

[A]	Incorporated by reference from Exhibit 3.1 filed with the Registrant’s Form 10-Q for the quarter ended February 28, 2001, Exhibit 3.1 filed with the Registrant’s Form 10-Q for the quarter ended February 25, 2000, and Exhibit 3.1 filed with the Registrant’s Form 10-Q for the quarter ended February 26, 1999.

[B]	Incorporated by reference from Exhibit 3.2 filed with the Registrant’s Form 10-Q for the quarter ended November 28, 2003.

[C]	Incorporated by reference from Exhibit 3.3 filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended August 31, 2001.

[D]	Incorporated by reference from Exhibit 1.1 of Registrant’s Form 8-K, filed with the Commission on May 16, 2000 (File No. 001-11098)

[E]	Incorporated by reference from Exhibits of Registrant’s Form 8-K, filed with the Commission on November 21, 2000 (File No. 001-11098)

[F]	Incorporated by reference from Exhibit 4.1 of Registrant’s Registration Statement on Form 8-A filed with the Commission on July 13, 2001 (File No. 001-11098), and Exhibit 4.2 to Amendment No. 1 of Form 8-A filed with the Commission on December 4, 2001 (File No. 001-11098)

[G]	Incorporated by reference from Exhibits of Registrant’s Form 8-K, filed with the Commission on February 8, 2002 (File No. 001-11098)

[H]	Incorporated by reference from Exhibits of Registrant’s Form 8-K, filed with the Commission on January 7, 2002 (File No. 001-11098)

[I]	Incorporated by reference from Exhibits of Registrant’s Amendment No. 1 to Form 8-K, filed with the Commission on January 10, 2002 (File No. 001-11098)

[J]	Incorporated by reference from Exhibits filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended August 31, 2003.

[K]	Incorporated by reference from the Exhibit 4.2 of the Registrant’s Registration Statement on Form S-8, filed with the Commission March 8, 2002 (File No. 333-84076)

[L]	Incorporated by reference from Exhibits of Registrant’s Form 10-Q for the quarter ended February 28, 2003.

[M]	Incorporated by reference from Exhibits of Registrant’s Form S-8 filed with the Commission on July 17, 2003.

[N]	Incorporated by reference from Exhibits of Registrant’s Form 10-K for the year ended August 31, 1997.

[O]	Incorporated by reference from Exhibits of Registrant’s Form 10-K for the year ended August 31, 2004, filed with the Commission on November 5, 2005 (the Original Filing).