Form 10-Q/A
period 2004-11-26
SOLECTRON CORP
filed 2005-04-14
CIK 835541

________________________________________________________________________________

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q/A
(Amendment No. 1)

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
      At December 23, 2004, 971,062,296 shares of Common Stock of the Registrant were outstanding (including approximately 26 million shares of Solectron Global Services Canada, Inc., which are exchangeable on a one-to-one basis for the Registrant’s common stock)

EXPLANATORY NOTE
SOLECTRON CORPORATION
EXPLANATORY NOTE
      Solectron Corporation (the “Company”) has restated its condensed consolidated financial statements as of and for the three-month period ended November 26, 2004, the consolidated annual financial statements for the fiscal years 2004, 2003 and 2002, quarterly financial data for each of the quarters within fiscal 2004 and 2003, and selected financial data for fiscal years 2001 and 2000 (the “Restatement”). The determination to restate these financial statements and selected financial information was made as a result of management’s identification of errors primarily related to the untimely analysis of financial statement balances for fiscal years 2004, 2003 and 2002. These errors were identified through the company’s self-assessment and self-testing of its internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002. Although the Company believes such errors were immaterial to its financial statements and selected financial information for each such prior period and no evidence of fraud was noted, under relevant Securities and Exchange Commission accounting interpretations a restatement of the financial statements for such prior periods to correct immaterial misstatements therein is required if the aggregate correcting adjustment related to such errors would be material to the financial statements of the current fiscal period. Further information on these adjustments and reclassifications can be found in Note 2, “Restatement of Financial Statements” to the accompanying condensed consolidated financial statements.
      This Amendment No. 1 on Form 10-Q/ A (the “Form 10-Q/ A”) to the Company’s Quarterly Report on Form 10-Q for the three-month period ended November 26, 2004, initially filed with the Securities and Exchange Commission (the “SEC”) on January 5, 2005 (the “Original Filing”), is being filed to reflect restatements of the Company’s consolidated balance sheet as of November 30, 2004 and the statements of operations, stockholders’ equity, comprehensive income (loss) and cash flows for the three months ended November 30, 2004 and the notes related thereto. For a more detailed description of these restatements, see Note 2, “Restatement of Financial Statements” to the accompanying condensed consolidated financial statements and the section entitled “Restatement” in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this Form 10-Q/ A.
      For the convenience of the reader, this Form 10-Q/ A sets forth the Original Filing in its entirety. However, this Form 10-Q/ A only amends and restates Items 1, 2, 3, and 4 of Part I of the Original Filing, in each case, solely as a result of, and to reflect, the Restatement, and no other information in the Original Filing is amended hereby. The foregoing items have not been updated to reflect other events occurring after the Original Filing or to modify or update those disclosures affected by subsequent events. In addition, pursuant to the rules of the SEC, Item 6 of Part II of the Original Filing has been amended to contain the currently dated certifications from the Company’s Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. The certifications of the Company’s Chief Executive Officer and Chief Financial Officer are attached to this Form 10-Q/ A as Exhibits 31.1, 31.2, 32.1, and 32.2.
      Except for the foregoing amended information, this Form 10-Q/ A continues to speak as of the date of the Original Filing, and the Company has not updated the disclosure contained herein to reflect events that occurred at a later date. Other events occurring after the filing of the Original Filing or other disclosures necessary to reflect subsequent events have been or will be addressed in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended February 25, 2005, which is being filed concurrently with the filing of this Form 10-Q/ A, and any reports filed with the SEC subsequent to the date of this filing.
      Concurrently with the filing of this Form 10-Q/ A, the Company is filing (i) an amendment on Form 10-K/ A (the “2004 10-K/ A”) to its Annual Report on Form 10-K for the fiscal year ended August 27, 2004 (the “2004 10-K”) to provide restatements of the financial statements and financial data as of and for the periods included in the 2004 10-K, and (ii) a Quarterly Report on Form  10-Q for the quarterly period ended February 25, 2005. With the exception of the 2004 10-K/ A, the Company has not amended and does not intend to amend its previously filed Annual Reports on Form 10-K or its Quarterly Reports on Form  10-Q for the periods affected by the Restatement that ended prior to August 27, 2004. For this reason, the consolidated financial statements, report of independent registered public accounting firm and related financial information for the affected periods contained in such reports should no longer be relied upon.

SOLECTRON CORPORATION

PART I.     FINANCIAL INFORMATION

Item 1.	Financial Statements
SOLECTRON CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	November 30	August 31
	2004	2004

	(Restated)	(Restated)
	(In millions)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents*	$1,683.7	$1,430.2
Accounts receivable, net	1,429.6	1,550.2
Inventories	1,402.0	1,455.4
Prepaid expenses and other current assets	182.1	189.5
Current assets of discontinued operations	—	36.4

Total current assets	4,697.4	4,661.7
Property and equipment, net	739.4	754.4
Goodwill	135.8	135.8
Other assets	278.5	294.3
Long-term assets of discontinued operations	—	11.9

Total assets	$5,851.1	$5,858.1

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Short-term debt	$21.2	$25.1
Accounts payable	1,366.5	1,439.0
Accrued employee compensation	171.1	173.7
Accrued expenses and other current liabilities	472.9	500.7
Current liabilities of discontinued operations	—	46.4

Total current liabilities	2,031.7	2,184.9
Long-term debt	1,215.4	1,221.4
Other long-term liabilities	52.2	31.1
Long-term liabilities of discontinued operations	—	1.8

Total liabilities	$3,299.3	$3,439.2

Commitments and contingencies
Stockholders’ equity:
Common stock	1.0	1.0
Additional paid-in capital	7,842.4	7,775.9
Accumulated deficit	(5,151.7)	(5,209.9)
Accumulated other comprehensive loss	(139.9)	(148.1)

Total stockholders’ equity	2,551.8	2,418.9

Total liabilities and stockholders’ equity	$5,851.1	$5,858.1

*	Includes restricted cash of $17.5 million at November 30, 2004 and August 31, 2004.
See accompanying notes to condensed consolidated financial statements

SOLECTRON CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	November 30

	2004	2003

	(Restated)	(Restated)
	(In millions, except
	per share data)
	(Unaudited)
Net sales	$2,690.6	$2,685.7
Cost of sales	2,535.1	2,559.0

Gross profit	155.5	126.7
Operating expenses:
Selling, general and administrative	95.6	114.4
Restructuring and impairment costs	0.7	31.4

Operating income (loss)	59.2	(19.1)
Interest income	5.8	2.5
Interest expense	(16.3)	(43.9)
Other income — net	4.7	4.2

Operating income (loss) from continuing operations before income taxes	53.4	(56.3)
Income tax expense	5.9	1.6

Income (loss) from continuing operations	$47.5	$(57.9)
Discontinued operations:
Income (loss) from discontinued operations	$12.4	$(67.3)
Income tax expense	1.7	0.3

Income (loss) from discontinued operations	10.7	(67.6)

Net income (loss)	$58.2	$(125.5)

Basic net income (loss) per share
Continuing operations	$0.05	$(0.07)
Discontinued operations	0.01	(0.08)

Basic net income (loss) per share	$0.06	$(0.15)

Diluted net income (loss) per share
Continuing operations	$0.05	$(0.07)
Discontinued operations	0.01	(0.08)

Diluted net income (loss) per share	$0.06	$(0.15)

Shares used to compute basic net income (loss) per share	963.2	833.6
Shares used to compute diluted net income (loss) per share	967.4	833.6
See accompanying notes to condensed consolidated financial statements.

SOLECTRON CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended
	November 30

	2004	2003

	(Restated)	(Restated)
	(In millions)
	(Unaudited)
Net income (loss)	$58.2	$(125.5)
Other comprehensive income:
Foreign currency translation adjustments	8.2	47.2
Unrealized gain on investments	—	8.7

Comprehensive income (loss)	$66.4	$(69.6)

      Accumulated unrealized foreign currency translation losses were $139.9 million at November 30, 2004 and $148.1 million at August 31, 2004. Foreign currency translation adjustments consist of adjustments to consolidate subsidiaries that use the local currency as their functional currency and transaction gains and losses related to intercompany dollar-denominated debt that is not expected to be repaid in the foreseeable future.
See accompanying notes to condensed consolidated financial statements.

SOLECTRON CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	November 30

	2004	2003

	(Restated)	(Restated)
	(In millions)
	(Unaudited)
Cash flows from operating activities of continuing operations:
Net income (loss) from continuing operations	$47.5	$(57.9)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	48.5	59.3
Amortization of debt issuance costs and accretion of discount on notes payable	1.5	16.1
Change in the carrying value of property and equipment, goodwill and other long-term assets	0.5	0.8
Changes in operating assets and liabilities:
Accounts receivable, net	120.4	(202.2)
Inventories	53.6	(145.1)
Prepaid expenses and other current assets	15.9	19.9
Accounts payable	(71.5)	234.2
Accrued expenses and other current liabilities	(17.9)	(43.0)

Net cash provided by (used in) operating activities of continuing operations	198.5	(117.9)

Cash flows from investing activities of continuing operations:
Change in restricted cash and cash equivalents	—	27.0
Sales and maturities of short-term investments	—	11.2
Proceeds from disposition of business	30.0	—
Capital expenditures	(32.0)	(37.0)
Proceeds from sale of property and equipment	3.8	25.6
Proceeds from sale of investment	16.0	—
Advances to discontinued operations	(22.9)	(12.1)

Net cash (used in) provided by investing activities of continuing operations	(5.1)	14.7

Cash flows from financing activities of continuing operations:
Net repayment of bank lines of credit and other debt arrangements	(15.1)	(24.4)
Net proceeds from issuance of common stock	64.3	—
Net proceeds from stock issued under option and employee purchase plans	1.2	12.6

Net cash provided by (used in) financing activities of continuing operations	50.4	(11.8)

Effect of exchange rate changes on cash and cash equivalents	9.7	6.3

Net increase (decrease) in cash and cash equivalents	253.5	(108.7)
Cash and cash equivalents at beginning of period — continuing operations	1,412.7	1,425.3

Cash and cash equivalents at end of period — continuing operations	$1,666.2	$1,316.6

Cash and cash equivalents at beginning of period — discontinued operations	$—	$36.4
Cash provided by discontinued operations	—	11.1

Cash and cash equivalents at end of period — discontinued operations	$—	$47.5

See accompanying notes to condensed consolidated financial statements.

SOLECTRON CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
Unaudited

NOTE 1 —	Basis of Presentation and Recent Accounting Pronouncements

Basis of Presentation
      The accompanying financial data as of November 30, 2004 and for the three-months ended November 30, 2004 and 2003 has been prepared by Solectron, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The August 31, 2004 condensed consolidated balance sheet was derived from audited consolidated financial statements, but does not include all disclosures required by generally accepted accounting principles. However, Solectron believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in Solectron’s Annual Report on Form 10-K for the fiscal year ended August 31, 2004.
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

SOLECTRON CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
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

NOTE 2 —	Restatement
      As described in the “Explanatory Note” in the forepart of this report and in the 2004 10-K/ A, we have restated our consolidated financial statements for the fiscal years 2002 through 2004 and for the first quarter of 2005. This Note should be read in conjunction with Note 2, “Restatement of Financial Statements” in the notes to our consolidated financial statements included in Item 8, “Financial Statements and Supplementary Data” of the 2004 10-K/ A, which we are filing concurrently with this Form 10-Q/ A and which provides further information on the nature and impact of the Restatement.
      The determination to restate these financial statements was made as a result of management’s identification of errors primarily related to the untimely analysis and reconciliation of financial statement balances for fiscal years 2002, 2003 and 2004 through the Company’s self-assessment and self-testing of its internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002.
      In the Restatement, we have corrected errors primarily related to unreconciled differences in intercompany balances, foreign currency translations, accounts payable, accrued liabilities, fixed assets, other assets, deferred tax assets, deferred tax liabilities, interest expense, inventory, goodwill and intangible assets. In addition, there have been reclassifications of certain balance sheet accounts.
      Certain amounts in other notes to our condensed consolidated financial statements within this Form 10-Q/ A have been restated to reflect the Restatement adjustments.
      The Restatement increased our net income for the first quarter of fiscal 2005 by $2.3 million. The Restatement increased our net loss from continuing operations before income taxes and our net loss for the first quarter of fiscal 2004 by $6.6 million and $5.7 million, respectively. The impact of the Restatement on the condensed consolidated statements of operations for the three months ended November 30, 2004 is shown in an accompanying table.
      The primary impact on the historical consolidated balance sheets and consolidated statements of cash flows related to the adjustments mentioned above. The impact of the Restatement on our condensed consolidated balance sheets and statements of cash flows is shown in the accompanying tables.

SOLECTRON CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
      The following table presents the effect of the Restatement on the condensed consolidated statements of operations:

	As
	Previously		As
	Reported	Adjustments	Restated

Three months ended November 30, 2004
Net sales	$2,690.6	$—	$2,690.6
Cost of sales	2,534.4	0.7	2,535.1

Gross profit	156.2	(0.7)	155.5
Operating expenses:
Selling, general and administrative	95.5	0.1	95.6
Restructuring and impairment costs	1.6	(0.9)	0.7

Operating income	59.1	0.1	59.2
Interest income	5.8	—	5.8
Interest expense	(16.3)	—	(16.3)
Other income — net	3.0	1.7	4.7

Operating income from continuing operations before income taxes	51.6	1.8	53.4
Income tax expense	4.7	1.2	5.9

Income from continuing operations	$46.9	$0.6	$47.5
Discontinued operations:
Income from discontinued operations	$10.7	$1.7	$12.4
Income tax expense	1.7	—	1.7

Income on discontinued operations	9.0	1.7	10.7

Net income	$55.9	$2.3	$58.2

Basic net income (loss) per share
Continuing operations	$0.05	—	$0.05
Discontinued operations	0.01	—	0.01

Basic net income (loss) per share	$0.06	$—	$0.06

Diluted net income (loss) per share
Continuing operations	$0.05	—	$0.05
Discontinued operations	0.01	—	0.01

Diluted net income (loss) per share	$0.06	$—	$0.06

Shares used to compute basic net income (loss) per share	963.2	—	963.2
Shares used to compute diluted net income (loss) per share	967.4	—	967.4

SOLECTRON CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
      The following table presents the effect of the Restatement on the condensed consolidated balance sheet:

	November 30, 2004

			Balance
	As previously		sheet
	reported	Adjustments	reclass	As restated

ASSETS
Current assets:
Cash and cash equivalents	$1,680.2	$0.8	$2.7	$1,683.7
Accounts receivable	1,429.5	0.1	—	1,429.6
Inventories	1,405.3	(3.3)	—	1,402.0
Prepaid expenses and other current assets	184.9	(1.4)	(1.4)	182.1
Current assets of discontinued operations	—	—	—	—

Total current assets	4,699.9	(3.8)	1.3	4,697.4
Property and equipment, net	711.8	(3.0)	30.6	739.4
Goodwill	134.6	2.4	(1.2)	135.8
Other assets	259.0	25.9	(6.4)	278.5
Long-term assets of discontinued operations	—	—	—	—

Total assets	$5,805.3	$21.5	$24.3	$5,851.1

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Short-term debt	$21.2	$—	—	$21.2
Accounts payable	1,343.1	20.7	2.7	1,366.5
Accrued employee compensation	173.3	(2.2)	—	171.1
Accrued expenses	465.9	4.3	2.7	472.9
Current liabilities of discontinued operations	—	—	—	—

Total current liabilities	2,003.5	22.8	5.4	2,031.7
Long-term debt	1,215.4	—	—	1,215.4
Other long-term liabilities	77.0	(4.2)	(20.6)	52.2
Long-term liabilities of discontinued operations	—	—	—	—

Total liabilities	$3,295.9	$18.6	$(15.2)	$3,299.3

Commitments and contingencies
Stockholders’ equity:
Common stock	1.0	—	—	1.0
Additional paid-in capital	7,842.4	—	—	7,842.4
Accumulated deficit	(5,153.6)	1.9	—	(5,151.7)
Accumulated other comprehensive losses	(180.4)	1.0	39.5	(139.9)

Total stockholders’ equity	2,509.4	2.9	39.5	2,551.8

Total liabilities and stockholders’ equity	$5,805.3	$21.5	$24.3	$5,851.1

SOLECTRON CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
      The following table presents the effect of the Restatement on the condensed consolidated statement of cash flows:

	Three Months Ended
	November 30 2004

	As
	Previously
	Reported	As Restated

Cash flows from operating activities of continuing operations:
Net income from continuing operations	$46.9	$47.5
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	48.5	48.5
Amortization of debt issuance costs and accretion of discount on notes payable	1.5	1.5
Change in the carrying value of property and equipment, goodwill and other long-term assets	0.5	0.5
Changes in operating assets and liabilities:
Accounts receivable, net	120.4	120.4
Inventories	52.1	53.6
Prepaid expenses and other current assets	17.4	15.9
Accounts payable	(74.2)	(71.5)
Accrued expenses and other current liabilities	(17.9)	(17.9)

Net cash provided by operating activities of continuing operations	195.2	198.5

Cash flows from investing activities of continuing operations:
Change in restricted cash and cash equivalents	—	—
Sales and maturities of short-term investments	—	—
Proceeds from disposition of business	30.0	30.0
Capital expenditures	(32.0)	(32.0)
Proceeds from sale of property and equipment	3.8	3.8
Proceeds from sale of investment	16.0	16.0
Advances to discontinued operations	(22.9)	(22.9)

Net cash used in investing activities of continuing operations	(5.1)	(5.1)

Cash flows from financing activities of continuing operations:
Net repayment of bank lines of credit and other debt arrangements	(15.1)	(15.1)
Net proceeds from issuance of common stock	64.3	64.3
Net proceeds from stock issued under option and employee purchase plans	1.2	1.2

Net cash provided by financing activities of continuing operations	50.4	50.4

Effect of exchange rate changes on cash and cash equivalents	9.7	9.7

Net increase (decrease) in cash and cash equivalents	250.2	253.5
Cash and cash equivalents at beginning of period — continuing operations	1,412.5	1,412.7

Cash and cash equivalents at end of period — continuing operations	$1,662.7	$1,666.2

Cash and cash equivalents at beginning of period — discontinued operations	$—	$—
Cash provided by discontinued operations	—	—

Cash and cash equivalents at end of period — discontinued operations	$—	$—

SOLECTRON CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)

NOTE 3 —	Stock-Based Compensation
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

	Three Months Ended
	November 30

	2004	2003

	(Restated)	(Restated)
	(In millions, except per
	share data)
Net income (loss), as reported	$58.2	$(125.5)
Less: Stock-based employee compensation expense determined under fair value method, net of related tax effects	(9.2)	(16.3)

Pro forma net income (loss)	$49.0	$(141.8)

Basic earnings (loss) per share:
As reported	$0.06	$(0.15)
Pro forma	$0.05	$(0.17)
Diluted earnings (loss) per share:
As reported	$0.06	$(0.15)
Pro forma	$0.05	$(0.17)
Weighted average number of shares:
Basic	963.2	833.6
Diluted	967.4	833.6
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

SOLECTRON CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)

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

NOTE 4 —	Inventories
      Inventories related to continuing operations as of November 30, 2004 and August 31, 2004, consisted of (in millions):

	November 30	August 31
	2004	2004

	(Restated)	(Restated)
Raw materials	$984.8	$992.6
Work-in-process	202.9	224.0
Finished goods	214.3	238.8

Total	$1,402.0	$1,455.4

SOLECTRON CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)

NOTE 5 —	Accounts Receivable, Net
      Accounts receivable, net related to continuing operations as of November 30, 2004 and August 31, 2004 consisted of the following (in millions):

	November 30	August 31
	2004	2004

	(Restated)	(Restated)
Accounts Receivable	$1,461.0	$1,585.9
Less: Allowance for doubtful accounts	31.4	35.7

Accounts Receivable, net	$1,429.6	$1,550.2

NOTE 6 —	Property and Equipment, Net
      Property and equipment, net related to continuing operations as of November 30, 2004 and August 31, 2004 consisted of the following (in millions):

	November 30	August 31
	2004	2004

	(Restated)	(Restated)
Original Cost	$1,710.1	$1,692.5
Less: Accumulated depreciation	970.7	938.1

Total	$739.4	$754.4

NOTE 7 —	Commitments and Contingencies

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

SOLECTRON CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
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

SOLECTRON CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
Solectron or will not have a material adverse effect on Solectron’s business, consolidated financial condition and results of operations. In addition, Solectron may be forced to incur substantial litigation expenses in defending this litigation.

NOTE 8 —	Segment Information and Geographic Information
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
      Geographic information for continuing operations as of and for the periods presented is as follows (in millions):

	Three Months Ended
	November 30

	2004	2003

	(Restated)	(Restated)
Geographic net sales:
United States	$786.4	$752.3
Other North and Latin America	473.7	382.5
Europe	434.1	435.3
Malaysia	436.5	395.1
China	340.1	368.9
Other Asia Pacific	219.8	351.6

	$2,690.6	$2,685.7

      Geographic net sales are attributable to the country in which the product is manufactured.

	November 30	August 31
	2004	2004

	(Restated)	(Restated)
Long-lived assets:
United States	$340.2	$332.4
Other North and Latin America	175.4	182.6
Europe	142.4	144.7
Asia Pacific	315.6	330.1

	$973.6	$989.8

SOLECTRON CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
      Certain customers accounted for 10% or more of our net sales. The following table includes these customers and the percentage of net sales attributed to them:

	Three Months Ended
	November 30

	2004	2003

Cisco Systems	14.1%	11.0%
Nortel Networks	10.4%	10.6%
      Solectron has concentrations of credit risk due to sales to the customers listed above as well as to Solectron’s other significant customers. In particular, Nortel Networks accounted for approximately 11.3% of total accounts receivable related to continuing operations as of November 30, 2004.

NOTE 9 —	Long-Term Debt

9.625% Senior Notes
      On February 6, 2002, Solectron issued an aggregate principal amount of $500 million of 9.625% senior notes due 2009. Solectron is required to pay interest on the notes in cash on February 15 and August 15 of each year. The indenture governing the terms of these notes contains restrictive provisions, which limit Solectron and its subsidiaries from making distributions on their capital stock, investments, incurring debt, issuing preferred stock and engaging in assets sales, among other provisions. As of November 30, 2004, the carrying amount of the notes was $498.1 million and the $16.8 million fair market value of the interest rate swap (See Note 10, “Financial Instruments”) were classified as long-term debt. Additionally, Solectron was in compliance with the restrictive provisions of the indenture at November 30, 2004.

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

SOLECTRON CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
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

NOTE 10 —	Derivative Instruments

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

SOLECTRON CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
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
      Financial instruments that potentially subject Solectron to concentrations of credit risk consist of cash, cash equivalents and trade accounts receivable. Concentrations of credit risk in accounts receivable resulting from sales to major customers are discussed in Note 8, “Segment Information and Geographic Information”. Solectron generally does not require collateral for sales on credit. However, for customers that have limited financial resources, Solectron may require coverage for this risk including standby letters of credit, prepayments and consignment of inventories. Solectron also monitors extensions of credit and the financial condition of its major customers.

NOTE 11 —	Intangible Assets
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
      The following tables summarize the gross amounts and accumulated amortization for each main class as of November 30, 2004 and August 31, 2004 (in millions):

November 30, 2004:

		Intellectual
	Supply	Property
	Agreements	Agreements	Other	Total

Gross amount	$87.7	$61.0	$92.3	$241.0
Accumulated amortization	(86.2)	(54.9)	(79.2)	(220.3)

Carrying value	$1.5	$6.1	$13.1	$20.7

SOLECTRON CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)

August 31, 2004:

		Intellectual
	Supply	Property
	Agreements	Agreements	Other	Total

Gross amount	$87.7	$108.5	$92.3	$288.5
Accumulated amortization	(86.1)	(54.5)	(77.5)	(218.1)
Impairment	—	(47.5)	—	(47.5)

Carrying value	$1.6	$6.5	$14.8	$22.9

      Amortization expense for the three months ended November 30, 2004 was approximately $2.2 million. Annual amortization expense for these intangibles over the next five years would be approximately $5.0 million, $3.2 million, $3.0 million, $2.5 million and $2.3 million.

NOTE 12 —	Discontinued Operations
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
      The results from discontinued operations were as follows (in millions):

	Three Months Ended
	November 30

	2004	2003

	(Restated)	(Restated)
Net sales	$15.2	$535.7
Cost of sales	14.1	470.6

Gross profit	1.1	65.1
Operating (income) expenses — net	(10.4)	128.3

Operating income (loss)	11.5	(63.2)
Interest income — net	—	0.2
Other income (expense) — net	0.9	(4.3)

Income (loss) before income taxes	12.4	(67.3)
Income tax expense	1.7	0.3

Income (loss) from discontinued operations, net of tax	$10.7	$(67.6)

      During the first quarter of fiscal 2005, Solectron completed the sale of its MicroTechnology division, for cash proceeds of $30.0 million resulting in a $10.1 million pre-tax gain which is included in operating (income) expenses — net for the quarter ended November 30, 2004 as disclosed above. As a result of this disposition, Solectron transferred approximately $28.3 million from accumulated foreign currency translation gains, included in accumulated other comprehensive losses within Stockholder’s Equity and recognized that amount as part of the pre-tax gain. The sales agreement for this divesture provides for a possible adjustment to the proceeds and gain based upon final settlement of each divesture’s working capital at closing. Resolution of this possible working capital adjustment and other reconciling items pursuant to the sales agreement, if any, are expected to be included in our fiscal 2005 second quarter results.

SOLECTRON CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
      During fiscal 2004, Solectron completed the sale of the previous six discontinued operations. During the first quarter of fiscal 2005, Solectron increased the net loss on disposal of those discontinued operations by approximately $0.5 million resulting from a few insignificant adjustments pursuant to the terms of the disposal transaction. For the three months ended November 30, 2004, the adjustment to the net loss on these discontinued operations is recorded in operating (income) expenses — net as disclosed above.
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
      The current and non-current assets and liabilities of discontinued operations as of November 30, 2004 and August 31, 2004, were as follows (in millions):

	November 30	August 31
	2004	2004

	(Restated)
Accounts receivable, net	$—	$18.3
Inventories	—	18.1

Total current assets of discontinued operations	$—	$36.4

Net property and equipment	$—	$10.1
Other assets	—	1.8

Total non-current assets of discontinued operations	$—	$11.9

Short-term debt	$—	$8.9
Accounts payable	—	26.0
Accrued employee compensation	—	7.2
Accrued expenses	—	4.3

Total current liabilities of discontinued operations	$—	$46.4

Total non-current liabilities of discontinued operations	$—	$1.8

NOTE 13 —	Restructuring and Impairment
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

SOLECTRON CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
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
      See also Note 11, “Intangible Assets,” for discussion of intangible asset impairment charges.
     Three months ended November 30, 2004 and 2003
      Solectron continued to incur expected restructuring charges in the first quarter of fiscal 2005 as a result of revisions of previous estimates along with idle facility common area maintenance costs. Total restructuring and impairment costs of $0.7 million were charged against continuing operations.
      During the three months ended November 30, 2004, Solectron incurred $1.2 million in impairments of equipment and facilities resulting from changes in market conditions.
      The following table summarizes restructuring charges included in the accompanying condensed consolidated statements of operations (in millions):

	Three Months Ended
	November 30

	2004	2003	Nature

	(Restated)	(Restated)
Loss (gain) on disposal of and impairment of equipment and facilities	$1.2	$1.6	non-cash
Severance and benefit costs	0.4	10.1	cash
Net adjustment to equipment lease loss accrual	0.1	1.1	cash
Net adjustment to facility lease loss accrual	(1.0)	4.0	cash
Other exit costs	—	14.6	cash

Total	$0.7	$31.4

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

SOLECTRON CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)

Fiscal 2004 and 2003
      The following table summarizes restructuring charges relating to continuing operations recorded in fiscal 2004 and 2003 (in millions):

	Years Ended August 31

	2004	2003	Nature

Loss on disposal of and impairment of equipment and facilities	$38.5	$153.6	non-cash
Severance and benefit costs	25.9	221.8	cash
Net adjustment to equipment lease loss accrual	(2.2)	2.2	cash
Net adjustment to facility lease loss accrual	42.5	22.9	cash
Other exit costs	25.7	32.6	cash

Total	$130.4	$433.1

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

2003
      The employee severance and benefit costs included in the restructuring charges recorded in fiscal 2003 relate to the elimination of approximately 9,500 full-time positions worldwide and all such positions have now been eliminated under this plan. Approximately 57% of the positions eliminated were in the Americas region, 31% were in Europe and 12% were in Asia/ Pacific. Facilities and equipment subject to restructuring were primarily located in the Americas and Europe.
      For leased facilities that will be abandoned and subleased, the lease costs represent future lease payments subsequent to abandonment less estimated sublease income. For owned facilities and equipment, the

SOLECTRON CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
impairment loss recognized was based on the fair value less costs to sell, with fair value based on estimates of existing market prices for similar assets.
      The other exit costs mainly represent program transfer activity between global operation sites, which are recorded as the charges are incurred.

Restructuring Accrual
      The following table summarizes the restructuring accrual balance for continuing operations as of November 30, 2004 (in millions):

			Lease Accrual
	Severance	Lease Accrual	on	Other Exit
	and Benefits	on Facilities	Equipment	Costs	Total

	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)
Balance of accrual at August 31, 2004	$28.9	$57.5	$4.9	$1.3	$92.6
Q1-FY05 Provision	0.4	(1.0)	0.1	—	(0.5)
Q1-FY05 Cash payments	(9.8)	(9.9)	(1.7)	(0.3)	(21.7)

Balance of accrual at November 30, 2004	19.5	46.6	3.3	1.0	70.4

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

NOTE 14 —	Income (Loss) Per Share Calculation
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

SOLECTRON CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
      Earnings per share data for continuing operations were computed as follows (in millions, except per share amounts):

	Three Months Ended
	November 30,

	2004	2003

	(Restated)	(Restated)
Basic earnings (net loss) per share:
Net income (loss)	$47.5	$(57.9)
Shares used in computation:
Weighted average ordinary shares outstanding	963.2	833.6

Basic earnings (net loss) per share	$0.05	$(0.07)

Diluted earnings per share:
Net income (loss)	$47.5	$(57.9)
Shares used in computation:
Weighted average ordinary shares outstanding	963.2	833.6
Employee stock options	4.2	—
Shares issuable upon conversion of LYONs	—	—
Shares issuable upon conversion of ACES	—	—

Weighted average number of shares	967.4	833.6
Diluted earnings (net loss) per share	$0.05	$(0.07)

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

NOTE 15 —	Income Taxes
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

SOLECTRON CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
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
      This discussion should be read in conjunction with (i) the accompanying condensed consolidated financial statements and related notes to such financial statements included in Part I, Item 1, “Financial Statements” of this Form  10-Q/ A and (ii) the consolidated financial statements and the notes to such financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of the 2004 10-K/A, which we are filing concurrently with this Form 10-Q/A. All applicable disclosures in the following discussion have been modified to reflect the Restatement, as described below.

Restatement
      We have restated our consolidated financial statements for the fiscal years 2004, 2003 and 2002 and for the first quarter of 2005. In addition, certain amounts in the notes to our consolidated financial statements within this Form 10-Q/A have been restated to reflect the Restatement adjustments.
      In the Restatement, we have corrected errors primarily related to unreconciled differences in intercompany balances, foreign currency translations, accounts payable, accrued liabilities, fixed assets, other assets, deferred tax assets, deferred tax liabilities, interest expense, inventory, goodwill and intangible assets. In addition, there have been reclassifications of certain balance sheet accounts.
      The determination to restate these financial statements was made as a result of management’s identification of errors primarily related to untimely account analysis of financial statement balances for fiscal years 2004, 2003 and 2002 through the Company’s self-assessment and self-testing of its internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002.
      The Restatement increased our net income for the first quarter of fiscal 2005 by $2.3 million. The Restatement increased our net loss from continuing operations before income taxes and our net loss for the first quarter of fiscal 2004 by $6.6 million and $5.7 million, respectively. The impact of the Restatement on the condensed consolidated statements of operations, balance sheet and statements of cash flow is included in Note 2 “Restatement of Financial Statements” in the notes to the condensed consolidated financial statements contained herein.
      The primary impact on the historical consolidated balance sheets and consolidated statements of cash flows related to the adjustments mentioned above.

Summary of Results
      The following table sets forth, for the three-month periods indicated certain key operating results and other financial information (in millions):

	Three Months Ended
	November 30

	2004	2003

	(Restated)	(Restated)
Net sales	$2,690.6	$2,685.7
Gross profit	155.5	126.7
Selling, general and administrative expense	95.6	114.4
Income (loss) from continuing operations	47.5	(57.9)
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
      Selling, general and administrative (SG&A) expense continued to decline in the first quarter of fiscal 2005. SG&A expense was $95.6 million during the first quarter of fiscal 2005 compared to $114.4 million for the same period of fiscal 2004. The reduction in SG&A expense is a result of our continued discipline in spending.

Key Performance Indicators
      Management regularly reviews financial and non-financial performance indicators to assess the Company’s operating results. The following table sets forth, for the quarterly periods indicated, certain of management’s key financial performance indicators.

Three Months Ended

	November 30,	August 31,	May 31,	February 28,	November 30,
	2004	2004	2004	2004	2003

	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)
Inventory turns	7.1 turns	7.6 turns	7.5 turns	7.4 turns	7.3 turns
Days sales outstanding (DSO)	50 days	47 days	47 days	49 days	50 days
Days payable outstanding (DPO)	50 days	47 days	47 days	48 days	49 days
Cash-to-cash cycle (C2C)	51 days	48 days	48 days	49 days	50 days
Capital expenditures (in millions)	$32.0	$48.3	$32.8	$31.5	$37.0
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

	Three Months Ended
	November 30

	2004	2003

	(Restated)	(Restated)
Net sales	100.0%	100.0%
Cost of sales	94.2	95.3

Gross profit	5.8	4.7
Operating expenses:
Selling, general and administrative	3.6	4.3
Restructuring and impairment costs	—	1.1

Operating income (loss)	2.2	(0.7)
Interest income	0.2	—
Interest expense	(0.6)	(1.6)
Other income — net	0.2	0.2

Operating income (loss) from continuing operations before income taxes	2.0	(2.1)
Income tax expense	0.2	0.1

Income (loss) from continuing operations	1.8%	(2.2)%
Discontinued operations:
Income (loss) from discontinued operations	0.5	(2.5)
Income tax expense	0.1	—

Income (loss) from discontinued operations	0.4%	(2.5)%

Net income (loss)	2.2%	(4.7)%

Net Sales — Continuing Operations
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

International Sales — Continuing Operations
      In the three months ended November 30, 2004, our international locations contributed approximately 70.8% of net sales compared to approximately 72.0% for the corresponding period of fiscal 2004.
Major Customers — Continuing Operations
      Certain customers accounted for 10% or more of our net sales. The following table includes these customers and the percentage of net sales attributed to them:

	Three Months Ended
	November 30

	2004	2003

Cisco Systems	14.1%	11.0%
Nortel Networks	10.4%	10.6%
      Our top ten customers accounted for approximately 60.7% of net sales for the three months ended November 30, 2004, compared to approximately 57.9% in the corresponding period of fiscal 2004.
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

Selling, General and Administrative (SG&A) Expenses — Continuing Operations
      SG&A expenses decreased $18.8 million, or 16.4%, for the three months ended November 30, 2004 compared to the corresponding period in fiscal 2004. As a percentage of net sales, SG&A expenses decreased to 3.6% for the three months ended November 30, 2004 compared to 4.3% in the corresponding periods in fiscal 2004. The decrease was primarily due to headcount and other SG&A expense reductions resulting from our restructuring initiatives.
Restructuring and Impairment — Continuing Operations
      During the first quarter of fiscal 2005, restructuring and impairment costs of $0.7 million were charged against operations which mainly related to the impairment charges on property and equipment held for sale due to changes in market condition. The decrease quarter over quarter was due to a reduction in restructuring activities.
Interest Income — Continuing Operations
      Interest income increased $3.3 million to $5.8 million for the three months ended November 30, 2004 from $2.5 million in the corresponding period in fiscal 2004. The increase was due to increased average cash and cash equivalent balances.
Interest Expense — Continuing Operations
      Interest expense decreased $27.6 million to $16.3 million for the three months ended November 30, 2004 from $43.9 million in the corresponding period in fiscal 2004. The decrease was primarily due to the retirement of approximately $1.6 billion aggregate principal amount of our LYONs and the settlement of approximately 94% of our ACES debentures during fiscal 2004.
Other Income — net — Continuing Operations
      Other income — net increased $0.5 million to $4.7 million for the three months ended November 30, 2004 from $4.2 million in the corresponding period in fiscal 2004. The fluctuation is primarily due to foreign currency gains and losses.
Income Taxes — Continuing Operations
      Our income tax expense was $5.9 million and $1.6 million for the three months ended November 30, 2004 and 2003, respectively. We incurred net tax expense in certain countries in which we had profitable operations during the periods ended November 30, 2004 and November 30, 2003.
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
Liquidity and Capital Resources — Continuing Operations
      Cash and cash equivalents increased to approximately $1.7 billion at November 30, 2004 from approximately $1.4 billion at August 31, 2004. The table below, for the periods indicated, provides selected condensed consolidated cash flow information (in millions):

	Three Months Ended
	November 30

	2004	2003

	(Restated)	(Restated)
Net cash provided by (used in) operating activities of continuing operations	198.5	(117.9)
Net cash (used in) provided by investing activities of continuing operations	(5.1)	14.7
Net cash provided by (used in) financing activities of continuing operations	50.4	(11.8)
      Net cash provided by operating activities was $198.5 million during the three months ended November 30, 2004. This cash was generated by a $47.5 million income from continuing operations, a $120.4 million decrease in accounts receivable, a $53.6 million decrease in inventories, a $15.9 million decrease in prepaids and other current assets, non-cash depreciation and amortization charges of $48.5 million. These were offset by a $71.5 million decrease in accounts payable, and a $17.9 million decrease in accrued expenses and other current liabilities. The decrease in inventory levels and accounts payable is due to lower levels of material purchases resulting from lower first quarter revenue.
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

      The following is a summary of certain obligations and commitments as of November 30, 2004 for continuing operations:

	Payments Due by Period

		FY05	FY06

	Total	Q2-Q4	Q1	Q2-Q4	FY07	FY08	FY09	FY10	Thereafter

	(In millions)
Long term debt	1,208.1	—	—	168.0	72.6	0.3	501.4	15.4	450.4
Operating lease	180.2	44.4	11.6	25.0	27.2	16.5	12.9	11.4	31.2
Operating leases for restructured facilities and equipment	55.8	18.9	3.4	10.2	11.3	6.0	3.0	2.0	1.0
Other(1)	225.3	225.3	—	—	—	—	—	—	—

	$1,669.4	$288.6	$15.0	$203.2	$111.1	$22.8	$517.3	$28.8	$482.6

(1)	We have guaranteed various purchase commitments for materials, supplies and services incurred during the normal course of business.
      Other long-term liabilities of $52.2 million disclosed on the consolidated financial statements includes deferred tax liabilities related to timing differences, which due to their nature are not projected.
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

      The collective results from all discontinued operations for all periods presented were as follows (in millions):

	Three Months Ended
	November 30

	2004	2003

	(Restated)	(Restated)
Net sales	$15.2	$535.7
Cost of sales	14.1	470.6

Gross profit	1.1	65.1
Operating (income) expenses — net	(10.4)	128.3

Operating income (loss)	11.5	(63.2)
Interest income — net	—	0.2
Other income (expense) — net	0.9	(4.3)

Income (loss) before income taxes	12.4	(67.3)
Income tax expense	1.7	0.3

Income (loss) from discontinued operations, net of tax	$10.7	$(67.6)

      Net sales, gross profit, operating expenses (income) — net, interest income — net, other income (expense) net, and income tax expense from discontinued operations decreased for the three months ended November 30, 2004 as compared to the same period in fiscal 2004 primarily due to the fact that the activity during fiscal 2005 only represents the operations and sale of the final discontinued operation as the remaining discontinued operations were previously sold in fiscal 2004. In addition, there was a $10.1 million pre-tax gain from the sale of the discontinued operations recorded in operating (income) expenses — net for the three month period ended November 30, 2004. As a result of this disposition, we transferred approximately $28.3 million from accumulated foreign currency translation gains, included in accumulated other comprehensive losses within Stockholders Equity and recognized that amount as part of the pre-tax gain.
      During fiscal 2004, we completed the sale of the other discontinued operations. During the first quarter of fiscal 2005, we increased the net loss on disposal of these discontinued operations by approximately $0.5 million resulting from a few insignificant adjustments pursuant to the terms of the disposal transaction. For the three months ended November 30, 2004, the adjustment to the net loss on these discontinued operations is recorded in operating (income) expenses — net as disclosed above.
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
      Most of our annual net sales come from a small number of our customers. Our ten largest customers accounted for approximately 60.7% and 57.9% of net sales from continuing operations in the first quarter of fiscal 2005 and 2004, respectively. During the first quarter of fiscal 2005, two of these customers individually account for more than ten percent of our annual net sales. Any material delay, cancellation or reduction of orders from these or other major customers could cause our net sales to decline significantly, and we may not be able to reduce the accompanying expenses at the same time. We cannot guarantee that we will be able to retain any of our largest customers or any other accounts, or that we will be able to realize the expected revenues under existing or anticipated supply agreements with these customers. Our business, market share, consolidated financial condition and results of operations will continue to depend significantly on our ability to obtain orders from new customers, retain existing customers, realize expected revenues under existing and anticipated supply agreements, as well as on the consolidated financial condition and success of our customers and their customers.
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
      Approximately 70.8% and 72.0% of our net sales from continuing operations are the result of services and products manufactured in countries outside the United States during the first quarter of fiscal 2005 and 2004, respectively. As a result of our foreign sales and facilities, our operations are subject to a variety of risks and costs that are unique to international operations, including the following:

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
      We incurred approximately $0.7 million of restructuring and impairment costs relating to continuing operations in the first quarter of fiscal 2005 and approximately $31.4 million during the first quarter of fiscal 2004. If our estimates about previous restructuring charges prove to be inadequate, our consolidated financial condition and results of operations may suffer. While we believe our capacity is appropriate for current revenue levels, we continue to evaluate our cost structure relative to future financial results and customer demand. If our estimates about future financial results and customer demand prove to be inadequate, our consolidated financial condition and consolidated results of operations may suffer.

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
      Section 404 of the Sarbanes Oxley Act of 2002 (“S404”) requires that we evaluate and report on the effectiveness of Solectron’s internal controls over financial reporting beginning with the annual report filed on Form 10-K for the reporting period ending August 31, 2005. In addition, our independent auditors must report on management’s evaluation of Solectron’s internal controls. We are currently in the process of evaluating, documenting and testing internal controls that will be used as the basis for the S404 management report to be included in the Form 10-K. A material weakness in our internal control over financial reporting has been identified in connection with our S404 efforts and the control issues surrounding this material weakness have been or are in the process of being remediated. Our ongoing evaluation and testing of internal controls may result in the identification of additional deficiencies, which may require further remediation efforts and enhancements or changes to internal controls in order to satisfy the requirements of S404. Any delay or failure to implement required new or improved controls, or difficulties encountered in the implementation of such new or improved controls, could have implications on our consolidated operating results and could result in a material weakness or weaknesses, each of which would be required to be reported in the Form 10-K.

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
      In general, we are not directly responsible for compliance with laws like Waste Electrical and Electronic Equipment (WEEE) and Restrictions of Hazardous Substances (RoHS). These WEEE and RoHS laws generally apply to our OEM customers; Solectron may, however, provide compliance-related services to our customers upon request. Failing to have the capability of delivering the products which comply with these present and future environmental laws and regulations could restrict our ability to expand facilities, or could require us to acquire costly equipment or to incur other significant expenses to comply with environmental regulations, and could impair our relations with our customers. Moreover, to the extent we are found non-compliant with any environmental laws and regulations applicable to our activities, we may incur substantial fines and penalties.

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
      In the Form 10-Q for the three months ended November 30, 2004, initially filed with the SEC on January 5, 2005, Solectron’s management, with the participation of Solectron’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of Solectron’s disclosure controls and procedures as of November 30, 2004. Based on that evaluation, Solectron’s Chief Executive Officer and Chief Financial Officer concluded that Solectron’s disclosure controls and procedures were effective as of November 30, 2004.
      However, subsequent to that filing management determined that there were circumstances in which certain financial statement accounts were not being analyzed on a timely basis, resulting in an accumulation of accounting errors that were not being corrected in the appropriate period. The primary financial statement accounts in which accounting errors were identified included accounts payable and accrued liabilities, income taxes, goodwill and intangible assets, and property and equipment. Management has determined that this failure to comply with such routine account reconciliation procedures was a deficiency in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) at November 30, 2004. This discovery and the resulting restatement are described in the Explanatory Note and Note 2 to the consolidated condensed financial statements contained herein.
      Management also determined that the internal control deficiency that resulted in this Restatement represents a material weakness in our internal control over financial reporting, as defined by the Public Company Accounting Oversight Board’s Auditing Standard No. 2. The Public Company Accounting Oversight Board has defined material weakness as “a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.” Our conclusion that the control issues surrounding financial reporting constituted a material weakness means that, absent remediation of these issues, there would exist a reasonable possibility that a material misstatement in our financial statements might occur in future periods.
      Furthermore, on April 11, 2005, we received a letter concerning this material weakness from our independent registered public accounting firm, KPMG LLP, regarding these same issues.
      To date, subsequent to the initial filing of our Form 10-Q for the three months ended November 30, 2004, we have taken steps to improve our internal control over financial reporting, including the following:

•	Account Analysis & Reconciliation: Solectron’s financial close checklist (“FCC”) has been expanded to address the various account analysis and reconciliation issues addressed in the Restatement. In particular, the areas of general accounting and general ledger analyses and intercompany accounts have been added to the FCC beginning with the quarter ended February 28, 2005. In addition, regional and corporate financial management will provide additional levels of review concerning these issues.

•	Foreign Exchange Translations: All locations with significant foreign currency exchange transactions have been identified and are now subject to compliance with the FCC noted above, effective February 28, 2005. Solectron currently anticipates that it will be eliminating a number of its legal entities, thereby reducing related financial and accounting complexity and simplifying the accounting treatment of these types of items.

•	Income Taxes: Previous issues relating to income tax account roll-forwards have been identified and corrected. In addition Solectron’s management has migrated the tax account roll-forwards to an automated system (CorpTax), which will facilitate accurate and timely treatment of these items, effective February 28, 2005. In addition, Solectron’s management has engaged a third party specialist to assist Solectron personnel conducting comprehensive and detailed reviews of Solectron’s tax reporting and accounting.
      In addition, we have been engaged in an ongoing process of identifying, documenting and testing our internal controls over financial reporting in anticipation of our required compliance with Section 404 of the

Sarbanes-Oxley Act at the end of fiscal 2005. We anticipate that we will be making further changes in our internal controls as a result of these efforts.
      Although we have taken the remedial actions described above, we have not yet had time to retest the affected controls in order to ascertain whether the material weakness has been remediated. Based on our progress, we do fully expect the material weakness to be remediated on or before May 31, 2005 and to be able to conclude that our internal control over financial reporting and our disclosure controls and procedures are effective as of that date.
      In connection with the preparation and filing of this Form 10-Q/ A, we reevaluated, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the fiscal quarter covered by this report. Based on the material weakness described above, our Chief Executive Officer and Chief Financial Officer have each concluded that our disclosure controls and procedures were not effective as of November 30, 2004.

Changes in internal control over financial reporting.
      We did not make any changes to our internal control over financial reporting during the quarter ended November 30, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. However, as discussed above, since November 30, 2004, we have made changes to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Item 6.	Exhibits
      (a) Exhibits:

Exhibit
No		Exhibit Description

3	.1*	Certificate of Incorporation of the Company, as amended
3	.2**	Amended and Restated Bylaws of the Company
3	.3***	Certificate of Designation Rights, Preferences and Privileges of Series A Participating Preferred Stock of the Company
10	.1****	Form of Change of Control Severance Agreement for executive officers Craig London, Kevin O’Connor and Kiran Patel
10	.2****	Form of Employment Agreement for executive officers Kevin O’Connor and Kiran Patel
10	.3****	Employment Agreement for executive officer Dave Purvis
10	.4****	Employment Agreement for executive officer Marty Neese
31.1		Certification of Chief Executive Officer Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
31.2		Certification of Chief Financial Officer Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002
32.1		Certification of Chief Executive Officer Pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2		Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference from Exhibit 3.1 filed with Solectron’s Form 10-Q for the quarter ended February 28, 2001, Exhibit 3.1 filed with Solectron’s Form 10-Q for the quarter ended February 25, 2000, and Exhibit 3.1 filed with Solectron’s Form 10-Q for the quarter ended February 26, 1999.

**	Incorporated by reference for Exhibit 3.2 filed with Solectron’s Form 10-Q for the quarter ended November 28, 2003.

***	Incorporated by reference from Exhibit 3.3 filed with Solectron’s Annual Report on Form 10-K for the fiscal year ended August 31, 2001.

****	Incorporated by reference from Exhibits of Registrant’s Form 10-Q for the quarter ended November 30, 2004, filed with the Commission on January 5, 2005.

SOLECTRON CORPORATION
SIGNATURE
      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOLECTRON CORPORATION
(Registrant)

By	/s/ Kiran Patel

Kiran Patel
Executive Vice President, Chief Financial Officer
(Principal Financial Officer)

By	/s/ Warren Ligan

Warren Ligan
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)
Date: April 14, 2005

EXHIBIT INDEX

Exhibit No		Exhibit Description

3.1	*	Certificate of Incorporation of the Company, as amended
3.2	**	Amended and Restated Bylaws of the Company
3.3	***	Certificate of Designation Rights, Preferences and Privileges of Series A Participating Preferred Stock of the Company
10.1	****	Form of Change of Control Severance Agreement for executive officers Craig London, Kevin O’Connor and Kiran Patel
10.2	****	Form of Employment Agreement for executive officers Kevin O’Connor and Kiran Patel
10.3	****	Employment Agreement for executive officer Dave Purvis
10.4	****	Employment Agreement for executive officer Marty Neese
31.1		Certification of Chief Executive Officer Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
31.2		Certification of Chief Financial Officer Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002
32.1		Certification of Chief Executive Officer Pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2		Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference from Exhibit 3.1 filed with Solectron’s Form 10-Q for the quarter ended February 28, 2001, Exhibit 3.1 filed with Solectron’s Form 10-Q for the quarter ended February 25, 2000, and Exhibit 3.1 filed with Solectron’s Form 10-Q for the quarter ended February 26, 1999.

**	Incorporated by reference for Exhibit 3.2 filed with Solectron’s Form 10-Q for the quarter ended November 28, 2003.

***	Incorporated by reference from Exhibit 3.3 filed with Solectron’s Annual Report on Form 10-K for the fiscal year ended August 31, 2001.

****	Incorporated by reference from Exhibits of Registrant’s Form 10-Q for the quarter ended November 30, 2004, filed with the Commission on January 5, 2005.