Form 10-Q
period 2005-02-25
SOLECTRON CORP
filed 2005-04-14
CIK 835541

________________________________________________________________________________

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 25, 2005

or

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
      At April 1, 2005, 972,207,403 shares of Common Stock of the Registrant were outstanding (including approximately 23.2 million shares of Solectron Global Services Canada, Inc., which are exchangeable on a one-to-one basis for the Registrant’s common stock)

SOLECTRON CORPORATION

PART I.     FINANCIAL INFORMATION

Item 1.	Financial Statements
SOLECTRON CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	February 28	August 31
	2005	2004

	(In millions)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents*	$1,957.7	$1,430.2
Accounts receivable, net	1,388.7	1,550.2
Inventories	1,241.6	1,455.4
Prepaid expenses and other current assets	190.2	189.5
Current assets of discontinued operations	—	36.4

Total current assets	4,778.2	4,661.7
Property and equipment, net	694.8	754.4
Goodwill	135.8	135.8
Other assets	246.8	294.3
Long-term assets of discontinued operations	—	11.9

Total assets	$5,855.6	$5,858.1

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$19.2	$25.1
Accounts payable	1,382.0	1,439.0
Accrued employee compensation	160.4	173.7
Accrued expenses and other current liabilities	465.2	500.7
Current liabilities of discontinued operations	—	46.4

Total current liabilities	2,026.8	2,184.9
Long-term debt	1,208.0	1,221.4
Other long-term liabilities	47.5	31.1
Long-term liabilities of discontinued operations	—	1.8

Total liabilities	$3,282.3	$3,439.2

Commitments and contingencies
Stockholders’ equity:
Common stock	1.0	1.0
Additional paid-in capital	7,848.5	7,775.9
Accumulated deficit	(5,153.9)	(5,209.9)
Accumulated other comprehensive loss	(122.3)	(148.1)

Total stockholders’ equity	2,573.3	2,418.9

Total liabilities and stockholders’ equity	$5,855.6	$5,858.1

*	Includes $20.4 million and $17.5 million of restricted cash balances as of February 28, 2005 and August 31, 2004, respectively.
See accompanying notes to condensed consolidated financial statements.

SOLECTRON CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	February 28		February 28

	2005	2004	2005	2004

		(Restated)		(Restated)
	(In millions, except per share data)
	(Unaudited)
Net sales	$2,756.0	$2,877.8	$5,446.6	$5,563.5
Cost of sales	2,598.1	2,749.8	5,133.2	5,308.8

Gross profit	157.9	128.0	313.4	254.7
Operating expenses:
Selling, general and administrative	104.7	113.8	200.3	228.2
Restructuring and impairment costs	43.2	74.0	43.9	105.4

Operating income (loss)	10.0	(59.8)	69.2	(78.9)
Interest income	9.1	3.7	14.9	6.2
Interest expense	(16.7)	(44.4)	(33.0)	(88.3)
Other income — net	1.1	2.0	5.8	6.2

Income (loss) from continuing operations before income taxes	3.5	(98.5)	56.9	(154.8)
Income tax expense	6.6	0.5	12.5	2.1

Income (loss) from continuing operations	$(3.1)	$(99.0)	$44.4	$(156.9)
Discontinued operations:
Income (loss) from discontinued operations	0.9	27.4	13.3	(39.9)
Income tax expense	—	4.4	1.7	4.7

Income (loss) from discontinued operations	0.9	23.0	11.6	(44.6)
Net (loss) income	$(2.2)	$(76.0)	$56.0	$(201.5)

Basic net (loss) income per share
Continuing operations	$—	$(0.12)	$0.05	$(0.19)
Discontinued operations	—	0.03	0.01	(0.05)

Basic net (loss) income per share	$—	$(0.09)	$0.06	$(0.24)

Diluted net (loss) income per share
Continuing operations	$—	$(0.12)	$0.05	$(0.19)
Discontinued operations	—	0.03	0.01	(0.05)

Diluted net (loss) income per share	$—	$(0.09)	$0.06	$(0.24)

Shares used to compute basic net (loss) income per share	977.1	835.6	966.7	834.6
Shares used to compute diluted net (loss) income per share	977.1	835.6	970.6	834.6
See accompanying notes to condensed consolidated financial statements.

SOLECTRON CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended		Six Months Ended
	February 28		February 28

	2005	2004	2005	2004

		(Restated)		(Restated)
	(In millions)
	(Unaudited)
Net (loss) income	$(2.2)	$(76.0)	$56.0	$(201.5)
Other comprehensive income (loss):
Foreign currency translation adjustments	17.6	(2.9)	25.8	44.2
Unrealized gain (loss) on investments	—	(0.9)	—	7.8

Comprehensive income (loss)	$15.4	$(79.8)	$81.8	$(149.5)

      Accumulated unrealized foreign currency translation losses were $122.3 million at February 28, 2005 and $148.1 million at August 31, 2004. Foreign currency translation adjustments consist of adjustments to consolidate subsidiaries that use the local currency as their functional currency and transaction gains and losses related to intercompany dollar-denominated debt that is not expected to be repaid in the foreseeable future.
See accompanying notes to condensed consolidated financial statements.

SOLECTRON CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	February 28

	2005	2004

		(Restated)
	(In millions)
	(Unaudited)
Cash flows from operating activities of continuing operations:
Net income (loss) from continuing operations	$44.4	$(156.9)
Adjustments to reconcile net income (loss) from continuing operations to net cash provided by (used in) operating activities:
Depreciation and amortization	99.6	118.5
Amortization of debt issuance costs and accretion of discount on notes payable	1.7	32.4
Loss on disposal of property and equipment	(0.1)	—
Change in the carrying value of property and equipment, goodwill and other long-term assets	40.8	23.7
Changes in operating assets and liabilities:
Accounts receivable, net	161.3	(132.6)
Inventories	213.9	(174.6)
Prepaid expenses and other current assets	14.9	16.1
Accounts payable	(55.5)	138.5
Accrued expenses and other current liabilities	(44.4)	(53.8)

Net cash provided by (used in) operating activities of continuing operations	476.6	(188.7)

Cash flows from investing activities of continuing operations:
Change in restricted cash and cash equivalents	(2.9)	(402.4)
Sales and maturities of short-term investments	—	21.9
Settlement of receivable related to synthetic lease	19.9	—
Proceeds from disposition of discontinued operations	30.0	104.2
Capital expenditures	(66.1)	(68.5)
Proceeds from sale of property and equipment	9.3	33.9
Proceeds from sale of investments	16.0	10.4
Advances to discontinued operations	(22.9)	(27.5)
Supply agreement and other	—	0.2

Net cash used in investing activities of continuing operations	(16.7)	(327.8)

Cash flows from financing activities of continuing operations:
Net proceeds from issuance of convertible senior notes	—	436.5
Net repayment of bank lines of credit and other debt arrangements	(16.5)	(15.2)
Lyons repurchase	(0.5)	—
Common stock repurchase	(1.4)	—
Net proceeds from issuance of common stock	64.3	—
Net proceeds from stock issued under option and employee purchase plans	8.1	21.2

Net cash provided by financing activities of continuing operations	54.0	442.5

Effect of exchange rate changes on cash and cash equivalents — continuing operations	10.7	14.2

Net increase (decrease) in cash and cash equivalents — continuing operations	524.6	(59.8)
Cash and cash equivalents at beginning of period — continuing operations	1,412.7	1,425.3

Cash and cash equivalents at end of period — continuing operations	$1,937.3	$1,365.5

Cash and cash equivalents at beginning of period — discontinued operations	$—	$36.4
Cash provided by discontinued operations	—	9.7

Cash and cash equivalents at end of period — discontinued operations	$—	$46.1

See accompanying notes to condensed consolidated financial statements.

SOLECTRON CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
NOTE 1 — Basis of Presentation and Recent Accounting Pronouncements

Basis of Presentation
      The accompanying financial data as of February 28, 2005 and for the three and six months ended February 28, 2005 and 2004 has been prepared by Solectron, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The August 31, 2004 condensed consolidated balance sheet was derived from audited consolidated financial statements, but does not include all disclosures required by generally accepted accounting principles. However, Solectron believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in Solectron’s Annual Report on Form 10-K for the fiscal year ended August 31, 2004.
      In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair consolidated statement of financial position as of February 28, 2005, the results of operations, comprehensive income (loss) and cash flows for the six months ended February 28, 2005 and 2004 have been made. The consolidated results of operations for the three and six months ended February 28, 2005 are not necessarily indicative of the operating results for the full fiscal year or any future periods.
      Solectron’s second quarters of fiscal 2005 and 2004 ended on February 25, 2005 and February 27, 2004, respectively. Solectron’s fiscal year ended on August 27, 2004. For clarity of presentation, Solectron has indicated its second quarters as having ended on February 28 and its fiscal year as having ended on August 31.
      Selling, general and administrative expense includes $8.4 million and $15.2 million of research and development expenses for the three and six months ended February 28, 2005, respectively, and $6.8 million and $11.6 million for the three and six months ended February 28, 2004, respectively.
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

Recent Accounting Pronouncements
      In September 2004, the EITF reached a consensus on Issue No. 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share.” EITF 04-8 requires that all issued securities that have embedded conversion features that are contingently exercisable upon the occurrence of a market-price condition should be in the calculation of diluted earnings per share, regardless of whether the market price trigger has been met. Solectron adopted EITF 04-8 on February 25, 2005. The adoption of EITF 04-8 added 0.3 million shares to the basic and diluted EPS calculation for the three and six month period ended February 28, 2005. The adoption of EITF 04-8 did not have a material impact on Solectron’s calculation of basic and diluted EPS.
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

SOLECTRON CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
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
      In December 2004, the FASB issued FASB Staff Position 109-2 (“FSP 109-2”), “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004 (“AJCA”)”. FSP 109-2 allows Solectron until August 26, 2005 to evaluate the effect of the AJCA on our plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS No. 109 “Accounting for Income Taxes.” Management has evaluated the effects of the repatriation provisions and determined that the Company will not elect to repatriate qualified earnings under these provisions, but will continue with its policy of indefinite reinvestments of foreign earnings.

NOTE 2 —	Restatement of Prior Period Financial Statements
      As described in Amendment No. 1 on Form 10-K/ A to our Annual Report on Form  10-K for the year ended August 31, 2004 (the “2004 10-K/ A”), we have restated our consolidated financial statements for the years 2002 through 2004 and for the first quarter of 2005 (the “Restatement”). This Note should be read in conjunction with Note 2, “Restatement of Financial Statements” in the notes to our consolidated financial statements included in Item 8, “Financial Statements and Supplementary Data” of the 2004 10-K/ A, filed concurrently with this Form 10-Q and which provides further information on the nature and impact of the Restatement.
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
      Certain amounts in other notes to our condensed consolidated financial statements within this Form 10-Q have been restated to reflect the Restatement adjustments.
      The Restatement increased our net income for the first quarter of fiscal 2005 by $2.3 million. The Restatement increased our net loss from continuing operations before income taxes for the second quarter of fiscal 2004 and the first quarter of fiscal 2004 by $9.3 million and $6.6 million, respectively. Additionally, the Restatement increased our net loss for the second quarter of fiscal 2004 by $8 million and increased our net loss for the first quarter of 2004 by $5.7 million.

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

	Three Months Ended		Six Months Ended
	February 28		February 28

	2005	2004	2005	2004

		(Restated)		(Restated)
	(In millions, except		(In millions, except
	per share data)		per share data)
Net income (loss), as reported	$(2.2)	$(76.0)	$56.0	$(201.5)
Stock-based employee compensation expense determined under fair value method, net of related tax effects	(43.1)	(17.0)	(52.3)	(33.3)

Pro forma net income (loss)	$(45.3)	$(93.0)	$3.7	$(234.8)

Basic earnings (loss) per share:
As reported	$—	$(0.09)	$0.06	$(0.24)
Pro forma	$(0.05)	$(0.11)	$—	$(0.28)
Diluted earnings (loss) per share:
As reported	$—	$(0.09)	$0.06	$(0.24)
Pro forma	$(0.05)	$(0.11)	$—	$(0.28)
Weighted average number of shares:
Basic	977.1	835.6	966.7	834.6
Diluted	977.1	835.6	970.6	834.6
      Stock-based employee compensation expense determined under the fair value method, net of related tax effects, included $2.4 and $5.0 million of expense relating to discontinued operations during the three and six months ended February 28, 2004, respectively. There was no stock-based compensation expense related to discontinued operations for the corresponding periods in fiscal 2005.
      For purposes of computing pro forma net loss, the fair value of each option grant and Employee Stock Purchase Plan purchase right is estimated on the date of grant using the Black-Scholes option pricing model. The assumptions used to value the option grants and purchase rights are stated below.

	Three Months Ended		Six Months Ended
	February 28		February 28

Stock Options	2005	2004	2005	2004

Expected life of options	3.9 years	3.9 years	3.9 years	3.9 years
Volatility	69%	76%	70%	77%
Risk-free interest rate	3.54%	2.74%	3.43%	2.75%
Dividend yield	zero	zero	zero	zero

SOLECTRON CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)

	Three Months Ended		Six Months Ended
	February 28		February 28

Employee Stock Purchase Plan	2005	2004	2005	2004

Expected life of purchase right	6 months	6 months	6 months	6 months
Volatility	39%	76%	40%	77%
Risk-free interest rate	2.68%	1.00%	2.50%	1.02%
Dividend yield	zero	zero	zero	zero
      During fiscal 2003, Solectron provided restricted stock awards to certain eligible executives. These restricted shares are not transferable until fully vested and are subject to the Company Repurchase Option for all unvested shares upon certain early termination events and also subject to accelerated vesting in certain other circumstances. During the three and six months ended February 28, 2005, compensation expense related to the restricted stock awards amounted to approximately $0.3 million and $0.9 million for each period, respectively. Compensation expense related to the restricted stock awards for the corresponding periods in fiscal 2004 were $0.6 million and $1.2 million, respectively.
      During fiscal 2004 and the first and second quarter of fiscal 2005, Solectron issued stock options to certain executives at a price below the market value on the day of the stock option grant. Compensation expense resulting from the difference between the market value on the date of the discounted stock option grant and the purchase price is being amortized over the vesting period. The compensation expense associated with all discounted stock options issued by Solectron is not significant.
      On February 22, 2005, Solectron’s Executive Compensation and Management Resources Committee approved accelerating the vesting of all outstanding “out-of-the-money”, unvested stock options, except for options held by independent, non-employee directors. An option was considered “out-of-the-money” if the stated option price was greater than the closing price, $4.91, of Solectron’s common stock on February 18, 2005, which was the last trading day before the Executive Compensation and Management Resources Committee approved the acceleration. The accelerated vesting was effective as of February 22, 2005.
      The decision to accelerate vesting of those options was made primarily to avoid recognizing compensation cost with respect to those options in Solectron’s consolidated statement of operations in future financial statements upon the effectiveness of SFAS 123R. In addition, because these options have exercise prices in excess of current market values and are not fully achieving their original objectives of incentive compensation and employee retention, the acceleration may have a positive effect on employee morale and retention. The future compensation expense that will be avoided, based on Solectron’s implementation date for SFAS 123R of September 1, 2005, is approximately $11 million, $10 million, and $5 million in fiscal 2006, 2007, and 2008, respectively. As the options were accelerated to vest immediately, an additional compensation cost amounting to approximately $35 million, which represented the unamortized cost of accelerated unvested options, was recognized in the pro forma income statement for the three months ended February 28, 2005.

NOTE 4 —	Inventories
      Inventories related to continuing operations as of February 28, 2005 and August 31, 2004, consisted of (in millions):

	February 28	August 31
	2005	2004

Raw materials	$871.5	$992.6
Work-in-process	174.2	224.0
Finished goods	195.9	238.8

Total	$1,241.6	$1,455.4

SOLECTRON CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)

NOTE 5 —	Accounts Receivable, Net
      Accounts receivable, net related to continuing operations as of February 28, 2005 and August 31, 2004 consisted of the following (in millions):

	February 28	August 31
	2005	2004

Accounts Receivable	$1,413.4	$1,585.9
Less: Allowance for doubtful accounts	24.7	35.7

Accounts Receivable, net	$1,388.7	$1,550.2

NOTE 6 —	Property and Equipment, Net
      Property and equipment, net related to continuing operations as of February 28, 2005 and August 31, 2004 consisted of the following (in millions):

	February 28	August 31
	2005	2004

Original Cost	$1,880.6	$1,692.5
Less: accumulated depreciation	1,185.8	938.1

Total	$694.8	$754.4

NOTE 7 —	Commitments and Contingencies

Synthetic Leases
      Solectron has synthetic lease agreements relating to four manufacturing sites in continuing operations. The synthetic leases have expiration dates in August 2007. At the end of the lease terms, Solectron has an option, subject to certain conditions, to purchase or to cause a third party to purchase the facilities subject to the synthetic leases for the “Termination Value,” which approximates the lessor’s original cost for each facility, or may market the property to a third party at a different price. Solectron is entitled to any proceeds from a sale of the properties to third parties in excess of the Termination Value and is liable to the lessor for any shortfall not to exceed 85% of the Termination Value. Solectron has provided loans to the lessor equaling approximately 85% of the Termination Value for each synthetic lease. These loans are repayable solely from the sale of the properties to third parties in the future, are subordinated to the amounts payable to the lessor at the end of the synthetic leases, and may be credited against the Termination Values payable if Solectron purchases the properties. The approximate aggregate Termination Values and loan amounts were $101.3 million and $86.1 million, respectively, as of February 28, 2005.
      In addition, cash collateral of $15.2 million is pledged for the difference between the aggregate Termination Values and the loan amounts. Each lease agreement contains various affirmative and financial covenants. A default under a lease, including violation of these covenants, may accelerate the termination date of the arrangement. Solectron was in compliance with all applicable covenants as of February 28, 2005. Monthly lease payments are generally based on the Termination Value and 30-day LIBOR index (2.59% as of February 28, 2005) plus an interest-rate margin, which may vary depending upon Solectron’s Moody’s Investors’ Services and Standard and Poor’s ratings and are allocated between the lessor and Solectron based on the proportion of the loan amount to the Termination Value for each synthetic lease.
      During fiscal 2004, Solectron determined that it is probable that the expected fair value of the properties under the synthetic lease agreements will be less than the Termination Value at the end of the lease term. The accretion expense for the current quarter was approximately $1.1 million.

SOLECTRON CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
      Solectron accounts for these synthetic lease arrangements as operating leases in accordance with SFAS No. 13, “Accounting for Leases,” as amended. Solectron’s loans to the lessor and cash collateral were included in other long-term assets and restricted cash and restricted cash equivalents, respectively, in the condensed consolidated balance sheets.

Future Minimum Lease Obligations
      Future minimum payments for operating lease obligations (excluding restructured leases) related to continuing operations, including the synthetic leases discussed above, are as follows (in millions):

	Total	Short-Term	Q306-Q406	FY07	FY08	FY09	FY10	Thereafter

Operating lease	155.2	41.1	17.3	22.1	17.2	12.8	11.4	33.3

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
      On March 6, 2003, a putative shareholder class action lawsuit was filed against Solectron and certain of its officers in the United States District Court for the Northern District of California alleging claims under Section 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 10b-5 promulgated thereunder. The case is entitled Abrams v. Solectron Corporation et al., Case No. C-03-0986 CRB. The complaint alleged that the defendants issued false and misleading statements in certain press releases and SEC filings issued between September 17, 2001 and September 26, 2002. In particular, plaintiff alleged that the defendants failed to disclose and to properly account for excess and obsolete inventory in Solectron’s former Technology Solutions business unit during the relevant time period. Additional complaints making similar allegations were subsequently filed in the same court, and pursuant to an order entered June 2, 2003, the Court appointed lead counsel and plaintiffs to represent the putative class in a single consolidated action. The Consolidated Amended Complaint, filed September 8, 2003, alleges an expanded class period of June 18, 2001 through September 26, 2002, and purports to add a claim for violation of Section 11 of the Securities Act of 1933, as amended (the “Securities Act”), on behalf of a putative class of former shareholders of C-MAC Industries, Inc., who acquired Solectron stock pursuant to the October 19, 2001 Registration Statement filed in connection with Solectron’s acquisition of C-MAC Industries, Inc. In addition, while the initial complaints focused on alleged inventory issues at the former Technology Solutions business unit, the Consolidated Amended Complaint adds allegations of inadequate disclosure and failure to properly account for excess and obsolete inventory at Solectron’s other business units. The complaint seeks an unspecified amount of damages on behalf of the putative class. Solectron believes it has valid defenses to the plaintiffs’ claims. There can be no assurance, however, that the outcome of the lawsuit will be favorable to Solectron or will not have a material adverse effect on Solectron’s business, consolidated financial condition and results of operations. In addition, Solectron may be forced to incur substantial litigation expenses in defending this litigation.

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
      Geographic information for continuing operations as of and for the periods presented is as follows (in millions):

	Three Months Ended		Six Months Ended
	February 28		February 28

	2005	2004	2005	2004

		(Restated)		(Restated)
Geographic net sales:
United States	$828.8	$768.5	$1,615.2	$1,520.8
Other North and Latin America	448.0	464.0	921.7	846.5
Europe	381.2	398.9	815.3	834.2
Malaysia	514.7	434.5	951.2	829.6
China	349.5	545.5	689.6	914.4
Other Asia Pacific	233.8	266.4	453.6	618.0

	$2,756.0	$2,877.8	$5,446.6	$5,563.5

      Geographic net sales are attributable to the country in which the product is manufactured.

	February 28	August 31
	2005	2004

Long-lived assets:
United States	$308.9	$332.4
Other North and Latin America	171.8	182.6
Europe	136.6	144.7
Asia Pacific	305.9	330.1

	$923.2	$989.8

      Certain customers accounted for 10% or more of our net sales. The following table includes these customers and the percentage of net sales attributed to them:

	Three Months		Six Months Ended
	Ended February 28		February 28

	2005	2004	2005	2004

		(Restated)		(Restated)
Cisco Systems	17.0%	12.9%	15.6%	12.0%
Nortel Networks	10.7%	***	10.5%	10.3%
NEC	***	10.2%	***	***

***	Less than 10%

SOLECTRON CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
      Solectron has concentrations of credit risk due to sales to the customers listed above as well as to Solectron’s other significant customers. In particular, Nortel Networks accounted for approximately 11.1% of total accounts receivable related to continuing operations as of February 28, 2005.

NOTE 9 —	Long-Term Debt

9.625% Senior Notes
      On February 6, 2002, Solectron issued an aggregate principal amount of $500 million of 9.625% senior notes due 2009. Solectron is required to pay interest on the notes in cash on February 15 and August 15 of each year. The indenture governing the terms of these notes contains restrictive provisions, which limit Solectron and its subsidiaries from making distributions on their capital stock, investments, incurring debt, issuing preferred stock and engaging in assets sales, among other provisions. As of February 28, 2005, the carrying amount of the notes was $498.2 million and the $9.5 million fair market value of the interest rate swap (See Note 10, “Derivative Instruments”) were classified as long-term debt. Additionally, Solectron was in compliance with the restrictive provisions of the indenture at February 28, 2005.

0.5% Convertible Senior Notes due 2034
      On February 17, 2004, Solectron issued $450 million of convertible senior notes, or 450,000 notes in $1,000 denomination, to qualified buyers in reliance on Rule 144A under the Securities Act. The notes are unsecured and unsubordinated indebtedness of Solectron and will mature on February 15, 2034.
      On February 10, 2005, Solectron completed an exchange offer with respect to its outstanding 0.5% convertible senior notes due 2034 (the “Original Notes”) for an equal amount of its newly issued 0.5% convertible senior notes, Series B due 2034 (the “New Notes”) and cash. Solectron accepted for exchange $447,298,000 aggregate principal amount of outstanding notes, representing approximately 99.4% of the total outstanding notes. In accordance with the terms of the exchange offer, Solectron has accepted for exchange all the validly tendered outstanding notes. Upon conversion of the New Notes, Solectron will deliver $1,000 in cash for the principal amount, and at its election, either common stock or cash, for the conversion value above the principal amount.
      After the exchange offer was complete, there were approximately $2,702,000 aggregate principal amount of Original Notes outstanding. Interest on both the Original Notes and the New Notes (together, the “convertible notes”) will be paid on February 15 and on August 15 of each year. On or after February 20, 2011, Solectron will have the option to redeem all or a portion of the convertible notes that have not been previously purchased, repurchased or converted, at 100% of the principal amount of the convertible notes to be redeemed plus accrued and unpaid interest and liquidated damages owed, if any, up to, but excluding, the date of the purchase. Holders of the convertible notes may require Solectron to purchase all or a portion of the convertible notes for cash on each of February 15, 2011, 2014, 2019, 2024, and 2029 at a price equal to 100% of the principal amount of the convertible notes to be repurchased plus accrued and unpaid interest, and liquidated damages owed, if any, up to, but excluding, the date of repurchase. Holders will have the option, subject to certain conditions, to require Solectron to repurchase any convertible notes held by such holder in the event of a “change in control”, as defined, at a price of 100% of the principal amount of the convertible notes plus accrued and unpaid interest and liquidated damages owed, if any, up to, but excluding, the date of repurchase. The convertible notes are convertible into shares of common stock of Solectron at any time prior to maturity, subject to the terms of the notes.
      As of February 28, 2005, the total carrying amount of the notes is $450.0 million and is classified as long-term debt.

SOLECTRON CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)

7.375% Senior Notes
      In February 1996, Solectron issued $150 million aggregate principal amount of senior notes. These notes are in denominations and have a maturity value of $1,000 each and are due on March 1, 2006. Interest is payable semiannually at a rate of 7.375% per annum. The notes may not be redeemed prior to maturity. As of February 28, 2005, the carrying amount of the notes of $150.0 million was classified as long-term debt.

Adjustable Conversion-Rate Equity Securities (ACES)
      On August 31, 2004, there were 2.6 million ACES units remaining. Each ACES unit has a stated amount of $25.00 and consisted of (a) a contract requiring the holder to purchase, for $25.00, a number of shares of Solectron common stock to be determined on November 15, 2004, based on the average trading price of Solectron’s common stock at that time and certain specified settlement rates ranging from 2.1597 shares of Solectron’s common stock per purchase contract to 2.5484 shares of Solectron’s common stock per purchase contract (subject to certain anti-dilution adjustments); and (b) a $25 principal amount of 7.97% subordinated debenture due 2006.
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
      As of February 28, 2005, there was $63.3 million outstanding of the 7.97% subordinate debentures due November 2006 which were classified as long-term debt.

Liquid Yield Option Notes (LYONs)
      On February 28, 2005, Solectron has $8.9 million aggregate accreted value of LYONs outstanding with an interest rate of 2.75%. These notes are unsecured and unsubordinated indebtedness of Solectron. Solectron will pay no interest prior to maturity. Each note has a yield of 2.75% with a maturity value of $1,000 on May 8, 2020. Each note is convertible at any time by the holder to common shares at a conversion rate of 12.3309 shares per note. Holders will be able to require Solectron to purchase all or a portion of their notes on May 8, 2010, at a price of $761.00 per note. Solectron, at its option, may redeem all or a portion of the notes at any time on or after May 8, 2003. As of February 28, 2005, the accreted value of the 2.75% LYONs is classified as long-term debt on the condensed consolidated balance sheet.

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

SOLECTRON CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
      As of February 28, 2005, Solectron had outstanding foreign exchange forward contracts with a total notional amount of approximately $579.0 million related to continuing operations.
      Solectron uses interest rate swaps to hedge its mix of short-term and long-term interest rate exposures resulting from Solectron’s debt obligations. As of February 28, 2005, Solectron had an interest rate swap outstanding under which it pays variable rates and receives fixed rates. The interest rate swap has a total notional amount of $500 million, relating to the 9.625% $500 million senior notes expiring on February 15, 2009. Under the swap transaction, Solectron pays an interest rate equal to the 3-month LIBOR rate plus a fixed spread. In exchange, Solectron receives a fixed interest rate of 9.625% on the $500 million. The swap effectively replaces the fixed interest rate on all the 9.625% senior notes with a variable interest rate. The swap is designated as a fair value hedge under SFAS No. 133.
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
      The following tables summarize the gross amounts and accumulated amortization for each main class as of February 28, 2005 and August 31, 2004 (in millions):

February 28, 2005:

		Intellectual
	Supply	Property
	Agreements	Agreements	Other	Total

Gross amount	$87.7	$61.0	$92.3	$241.0
Accumulated amortization	(86.4)	(55.3)	(81.0)	(222.7)

Carrying value	$1.3	$5.7	$11.3	$18.3

SOLECTRON CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)

August 31, 2004:

		Intellectual
	Supply	Property
	Agreements	Agreements	Other	Total

Gross amount	$87.7	$108.5	$92.3	$288.5
Accumulated amortization	(86.1)	(54.5)	(77.5)	(218.1)
Impairment	—	(47.5)	—	(47.5)

Carrying value	$1.6	$6.5	$14.8	$22.9

      Amortization expense for the three and six months ended February 28, 2005 was approximately $2.4 million and $4.6 million, respectively. Annual amortization expense for these intangibles over the next five years would be approximately $5.4 million, $3.7 million, $3.5 million, $3.2 million, $2.0 million, and $0.5 million thereafter.

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
      The results from discontinued operations were as follows (in millions):

	Three Months Ended		Six Months Ended
	February 28		February 28

	2005	2004	2005	2004

		(Restated)		(Restated)
Net sales	$—	$411.5	$15.2	$947.2
Cost of sales	—	345.3	14.1	815.9

Gross profit	—	66.2	1.1	131.3
Operating expenses (income) — net	(0.9)	42.4	(11.3)	170.7

Operating income (loss)	0.9	23.8	12.4	(39.4)
Interest income — net	—	0.6	—	0.8
Other income (expense) — net	—	3.0	0.9	(1.3)

Income (loss) before income taxes	0.9	27.4	13.3	(39.9)
Income tax expense	—	4.4	1.7	4.7

Income (loss) from discontinued operations, net of tax	$0.9	$23.0	$11.6	$(44.6)

      During the second quarter of fiscal 2005, Solectron sold a building that was subject to a synthetic lease agreement. The synthetic lease agreement was associated with a discontinued operation that has been sold. As a result of the transaction, Solectron recorded a gain of approximately $0.9 million in operating expenses (income) — net as disclosed above.
      During the first quarter of fiscal 2005, Solectron completed the sale of its MicroTechnology division, for cash proceeds of $30.0 million resulting in a $10.1 million pre-tax gain which is included in operating (income) expenses — net for the quarter ended November 30, 2004 as disclosed above. As a result of this disposition, Solectron transferred approximately $28.3 million from accumulated foreign currency translation

SOLECTRON CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
gains, included in accumulated other comprehensive losses within Stockholder’s Equity and recognized that amount as part of the pre-tax gain. The sales agreement for this divesture provides for a possible adjustment to the proceeds and gain based upon final settlement of each divesture’s working capital at closing. Resolution of this possible working capital adjustment and other reconciling items pursuant to the sales agreement, if any, are expected to be included in future period results.
      During fiscal 2004, Solectron completed the sale of the previous six discontinued operations. During the first six months of fiscal 2005, Solectron decreased the net loss on disposal of those discontinued operations by approximately $1.0 million resulting from a few insignificant adjustments pursuant to the terms of the disposal transaction. The adjustment to the net loss on these discontinued operations is recorded in operating (income) expenses — net as disclosed above.
      The sales agreements for all seven divestitures contain certain indemnification provisions under which Solectron may be required to indemnify the buyer of the divested business for liabilities, losses, or expenses arising out of breaches of covenants and certain breaches of representations and warranties relating to the condition of the business prior to and at the time of sale. In aggregate, Solectron is contingently liable for up to $94.8 million for a period of 12 to 24 months subsequent to the completion of the sale. As of February 28, 2005, there were no significant liabilities recorded under these indemnification obligations. Additionally, Solectron may be required to indemnify a buyer for environmental remediation costs for a period up to 10 years and not to exceed $13 million. Solectron maintains an insurance policy to cover environmental remediation liabilities in excess of reserves previously established upon the acquisition of these properties. Solectron did not record any environmental charges upon disposition of these properties.
      The current and non-current assets and liabilities of discontinued operations as of February 28, 2005 and August 31, 2004, were as follows (in millions):

	February 28	August 31
	2005	2004

Accounts receivable, net	$—	$18.3
Inventories	—	18.1

Total current assets of discontinued operations	$—	$36.4

Net property and equipment	$—	$10.1
Other assets	—	1.8

Total non-current assets of discontinued operations	$—	$11.9

Short-term debt	$—	$8.9
Accounts payable	—	26.0
Accrued employee compensation	—	7.2
Accrued expenses	—	4.3

Total current liabilities of discontinued operations	$—	$46.4

Total non-current liabilities of discontinued operations	$—	$1.8

NOTE 13 —	Restructuring and Impairment
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

SOLECTRON CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
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

Three and six months ended February 28, 2005 and 2004
      During the three months ended February 28, 2005, Solectron incurred $39.6 million in impairment charges related to a sale agreement of a facility in Japan in the second quarter of fiscal 2005. As a result of the pending sale, Solectron transferred approximately $12.3 million from accumulated foreign currency translation losses included in accumulated other comprehensive losses within Stockholders Equity and recognized that amount as part of the impairment charge. The remaining $27.3 million impairment charge was recorded against property and equipment, net.
      In addition, Solectron continued to incur expected restructuring charges in the second quarter of fiscal 2005 as a result of amendments to the current plan and revisions of previous estimates along with idle facility common area maintenance costs. Total restructuring and impairment costs of $43.2 million and $43.9 million were charged against continuing operations during the three and six months ended February 28, 2005, respectively.

SOLECTRON CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
      The following table summarizes restructuring charges included in the accompanying condensed consolidated statements of operations (in millions):

	Three Months Ended		Six Months Ended
	February 28		February 28

	2005	2004	2005	2004	Nature

		(Restated)		(Restated)
Impairment of equipment and facilities, net of gain on disposal	$38.5	$16.8	$39.7	$18.4	non-cash
Severance and benefit costs	2.9	4.6	3.3	14.7	cash
Net adjustment to equipment lease loss accrual	(0.2)	3.6	(0.1)	4.7	cash
Net adjustment to facility lease loss accrual	1.9	31.3	0.9	35.3	cash
Other exit costs	0.1	17.7	0.1	32.3	cash

Total	$43.2	$74.0	$43.9	$105.4

      The employee severance and benefit costs included in the restructuring charges recorded in the second quarter of fiscal 2005 related to approximately 1,800 full-time positions in Asia, Eastern Europe and Mexico, all of which have been eliminated. Solectron has one restructuring plan of approximately $18.0 million to complete as of February 28, 2005. The severance costs for Asia, Eastern Europe and Mexico were amendments to the current restructuring plan. Cumulative restructuring costs recorded under this plan as of February 28, 2005 were approximately $22 million.

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
      The other exit costs mainly represent program transfer activity between global operation sites, which are recorded as the charges are incurred.

Restructuring Accrual
      The following table summarizes the restructuring accrual balance for continuing operations as of February 28, 2005 (in millions):

	Severance	Lease Accrual	Lease Accrual	Other Exit
	and Benefits	on Facilities	on Equipment	Costs	Total

Balance of accrual at August 31, 2004	$28.9	$57.5	$4.9	$1.3	$92.6
Q1-FY05 Provision	0.4	(1.0)	0.1	—	(0.5)
Q1-FY05 Cash payments	(9.8)	(9.9)	(1.7)	(0.3)	(21.7)

Balance of accrual at November 30, 2004	19.5	46.6	3.3	1.0	70.4
Q2-FY05 Provision	3.5	2.3	—	0.1	5.9
Q2-FY05 Provision adjustment	(0.6)	(0.4)	(0.2)	—	(1.2)
Q2-FY05 Cash payments	(4.2)	(4.8)	(0.4)	(0.8)	(10.2)

Balance of accrual at February 28, 2005	18.2	43.7	2.7	0.3	64.9

      Accruals related to restructuring activities were recorded in accrued expenses and other current liabilities in the accompanying consolidated balance sheet. Solectron expects to pay approximately $38 million in the

SOLECTRON CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
next year related to severance and benefits, lease commitment costs and other exit costs. The remaining balance, primarily consisting of lease commitment costs on facilities is expected to be paid out through 2012.

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
      Earnings per share data for continuing operations were computed as follows (in millions, except per share amounts):

	Three Months Ended		Six Months Ended
	February 28		February 28

	2005	2004	2005	2004

		(Restated)		(Restated)
Basic earnings (net loss) per share:
Net income (loss)	$(3.1)	$(99.0)	$44.4	$(156.9)
Shares used in computation:
Weighted average ordinary shares outstanding	977.1	835.6	966.7	834.6

Basic earnings (net loss) per share	$—	$(0.12)	$0.05	$(0.19)

Diluted earnings per share:
Net income (loss)	$(3.1)	$(99.0)	$44.4	$(156.9)
Shares used in computation:
Weighted average ordinary shares outstanding	977.1	835.6	966.7	834.6
Employee stock options	—	—	3.9	—
Shares issuable upon conversion of LYONs	—	—	—	—
Shares issuable upon conversion of ACES			—	—
Shares issuable upon conversion of 0.5% notes	—	—	—	—

Weighted average number of shares	977.1	835.6	970.6	834.6
Diluted earnings (net loss) per share	$—	$(0.12)	$0.05	$(0.19)

      The following table summarizes the weighted average dilutive securities that were excluded from the above computation of diluted earnings per share because their inclusion would have an anti-dilutive effect (in millions):

	Three Months		Six Months
	Ended		Ended
	February 28		February 28

	2005	2004	2005	2004

Dilutive securities:
Employee stock options	28.6	42.9	26.9	44.4
Shares issuable upon conversion of LYONs	0.2	19.3	0.3	19.3
Shares issuable upon conversion of ACES	—	112.1	2.9	112.1
Shares issuable upon conversion of 0.5% notes	0.3	5.6	0.3	2.8

Total dilutive potential common shares	29.1	179.9	30.4	178.6

SOLECTRON CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)

NOTE 15 —	Income Taxes
      SFAS No. 109, “Accounting for Income Taxes,” requires that a valuation allowance be established when it is “more likely than not” that all or a portion of deferred tax assets will not be realized. A review of all available positive and negative evidence needs to be considered, including the company’s performance, the market environment in which the company operates, the utilization of past tax credits, length of carryback and carryforward periods, and existing contracts or sales backlog that will result in future profits, among other factors. It further states that forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence such as cumulative losses in recent years in the jurisdictions to which the deferred tax assets relate. Therefore, cumulative losses weigh heavily in the overall assessment. As a result of the review undertaken after the end of the third quarter of fiscal 2003, Solectron concluded that it was appropriate to establish a full valuation allowance for most of the net deferred tax assets arising from its operations in the jurisdictions to which the deferred tax assets relate. The total valuation allowance is approximately $1.6 billion as of February 28, 2005. In addition, Solectron expects to continue to provide a full valuation allowance on future tax benefits until it can demonstrate a sustained level of profitability that establishes its ability to utilize the assets in the jurisdictions to which the assets relate. Solectron incurs tax expense in certain countries which are not subject to the aforementioned valuation allowance during the three and six months ended February 28, 2005.
      Certain of Solectron’s non-US operations are reporting taxable profits, mostly arising in low-cost locations. Accordingly, Solectron anticipates some tax expense in future quarters related to those operations. Solectron will not be able to offset this tax expense with unrecognized deferred tax assets described above, because, for the most part, those assets did not arise in the jurisdictions where Solectron is realizing taxable profits.
      In addition, Solectron has established contingency reserves for income taxes in various jurisdictions in accordance with SFAS No. 5 “Accounting for Contingencies.” The estimate of appropriate tax reserves is based upon the amount of prior tax benefit that might be at risk upon audit and upon the reasonable estimate of the amount at risk. Solectron periodically reassess the amount of such reserves and adjust reserve balances as necessary.
      On October 22, 2004, the American Jobs Creation Act (“the AJCA”) was signed into law. The AJCA includes a deduction of 85% of certain foreign earnings that are repatriated, as defined in the AJCA. The Company may elect to apply this provision to qualifying earnings repatriations in either the balance of fiscal 2005 or in fiscal 2006. Management has evaluated the effects of the repatriation provisions and determined that the Company will not elect to repatriate qualified earnings under these provisions, but will continue with its policy of indefinite reinvestments of foreign earnings.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Cautionary Statement Regarding Forward-Looking Statements
      With the exception of historical facts, the statements contained in this quarterly report are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are subject to the safe harbor provisions set forth in the Exchange Act. These forward-looking statements relate to matters including, but not limited to:

•	future sales and operating results;

•	our anticipation of the timing and amounts of our future obligations and commitments;

•	our belief that our cash and cash equivalents, lines of credit and cash to be generated from continuing operations will be sufficient for us to meet our obligations for the next twelve months;

•	the capabilities and capacities of our business operations;

•	the adequacy of our restructuring provisions;

•	the anticipated financial impact of recent and future acquisitions and divestitures and the adequacy of our provisions for indemnification obligations pursuant to such transactions;

•	the consummation of pending transactions;

•	our ability to comply with certain requirements of the Sarbanes-Oxley Act of 2002;

•	our exposure of foreign currency exchange rate fluctuations;

•	our belief that our current environmental liability exposure related to our facilities will not be material to our business, financial condition or results of operations; and

•	various other forward-looking statements contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
      We intend that our forward-looking statements be subject to the safe harbors created by the Exchange Act. The forward-looking statements are generally accompanied by words such as “intend,” “anticipate,” “believe,” “estimate,” “expect” and other similar words and statements and variations or negatives of these words. Our forward-looking statements are based on current expectations, forecasts and assumptions and are subject to risks, uncertainties and changes in condition, significance, value and effect, including those discussed under the heading “Risk Factors” in this report and in our reports filed with the Securities and Exchange Commission on Forms 10-K, 10-Q, 8-K, S-3 and S-4. Such risks, uncertainties and changes in condition, significance, value and effect could cause our actual results to differ materially from our anticipated outcomes. Although we believe that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate. Therefore, we can give no assurance that the results implied by these forward-looking statements will be realized. The inclusion of forward-looking information should not be regarded as a representation by our company or any other person that the future events, plans or expectations contemplated by Solectron will be achieved. Furthermore, past performance in operations and share price is not necessarily indicative of future performance. We disclaim any intention or obligation to update or revise any forward-looking statements contained in the documents incorporated by reference herein, whether as a result of new information, future events or otherwise.
Overview
      We provide a range of worldwide manufacturing and integrated supply chain services to companies who design and market electronic products. Our revenue is generated from sales of our services primarily to customers in the Computing & Storage, Networking, Communications, Consumer, Industrial, and Automotive markets. As a result of the services we perform for our customers, we are impacted by our customer’s ability to appropriately predict market demand for their products. While we work with our customers to understand their demand needs, we are removed from the actual end-market served by our customers. Consequently, determining future trends and estimates of activity can be very difficult.
      Industry analysts have acknowledged that the lack of growth in the EMS industry has been impacted by a deceleration of OEM growth from the levels seen in 2004. Analyst consensus has put the 2005 OEM growth rate for most market segments at low single digits. With few exceptions, EMS companies’ growth rates are also seen to be higher than OEM growth rates because of additional outsourcing from both industries that have traditionally utilized the outsourcing models and from newer industries that have recently embraced the outsourcing model.
      Given that growth rates have decelerated from 2004, industry analysts believe that most EMS companies continue to operate with excess capacity. While the capacity utilization rate has improved since the tech downturn because of industry restructuring, capacity utilization continues to be suboptimal especially in a slower growth environment.
      Analysts acknowledge that progress has been made toward improving margins in the EMS industry. The significant restructuring in the past 2-3 years and intense focus on margin improvement have positioned EMS companies to improve financial performance. While the industry is characterized by intense competition where OEM’s negotiate attractive agreements, pricing has been seen as relatively stable and rational.

Restatement of Prior Periods
      We have restated our consolidated financial statements for the fiscal years 2004, 2003 and 2002 and for the first quarter of 2005. In addition, certain amounts in the notes to our consolidated financial statements within this Form 10-Q have been restated to reflect the Restatement adjustments.
      In the Restatement, we have corrected errors primarily related to unreconciled differences in intercompany balances, foreign exchange translation, accounts payable, accrued liabilities, fixed assets, other assets, deferred tax assets, deferred tax liabilities, interest expense, inventory, goodwill and intangible assets. In addition, there have been reclassifications of certain balance sheet accounts.
      The determination to restate these financial statements was made as a result of management’s identification of errors primarily related to untimely account analysis of financial statement balances for fiscal years 2004, 2003 and 2002 through the company’s self-assessment and self-testing of its internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002.
      The Restatement increased our net income for the first quarter of fiscal 2005 by $2.3 million. The Restatement increased our net loss from continuing operations before income taxes for the second quarter of fiscal 2004 and the first quarter of fiscal 2004 by $9.3 million and $6.6 million, respectively. Additionally, the restatement increased our net loss for the second quarter of fiscal 2004 by $8 million and increased our net loss for the first quarter of fiscal 2004 by $5.7 million. The effect of the Restatement on the consolidated statements of operations for the three months ended February 28, 2004 and November 30, 2003 are shown in a table in the accompanying note to our consolidated financial statements included in Item 8, “Financial Statements and Supplementary Data” of the 2004 10-K/ A, which we are filing concurrently with this Form 10-Q and which provides further information on the nature and impact of the Restatement.

Summary of Results and Key Performance Indicators
      The following table sets forth, for the three-month and six-month periods indicated certain key operating results and other financial information (in millions):

	Three Months Ended		Six Months Ended
	February 28		February 28

	2005	2004	2005	2004

		(Restated)		(Restated)
Net sales	$2,756.0	$2,877.8	$5,446.6	$5,563.5
Gross profit	157.9	128.0	313.4	254.7
Selling, general and administrative expense	104.7	113.8	200.3	228.2
(Loss) income from continuing operations	(3.1)	(99.0)	44.4	(156.9)
      Management regularly reviews financial and non-financial performance indicators to assess the Company’s operating results. The following table sets forth, for the quarterly periods indicated, certain of management’s key financial performance indicators.

	Three Months Ended

	February 28,	November 30,	August 31,	May 31,	February 28,
	2005	2004	2004	2004	2004

Inventory turns	7.9	7.1 turns	7.6 turns	7.5 turns	7.4 turns
Days sales outstanding (DSO)	46 days	50 days	47 days	47 days	49 days
Days payable outstanding (DPO)	48 days	50 days	47 days	47 days	48 days
Cash-to-cash cycle (C2C)	44 days	51 days	48 days	48 days	49 days
Capital expenditures (in millions)	$34.1	$32.0	$48.3	$32.8	$31.5
      Inventory turns are calculated as the ratio of cost of sales compared to the average inventory for the quarter. During the second quarter of fiscal 2005, inventory turns increased due to decreases in inventory levels resulting from Lean initiatives and sales of excess inventory. DSO is calculated as the ratio of average accounts receivable for the quarter compared to daily revenue for the quarter. DSO has decreased from the prior quarter due to higher revenues and the higher mix of customers with shorter payment terms in the quarter. DPO is calculated as the ratio of average accounts payable during the quarter compared to daily cost of sales for the quarter. DPO has decreased from the prior quarter due to higher daily cost of sales resulting from an increase of inventory turns. The C2C cycle is determined by taking the ratio of 360 days compared to inventory turns plus DSO minus DPO. The C2C cycle has decreased from the prior quarter primarily as a result of lower DSO and higher inventory turns, partially offset by the decrease in DPO.
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
      We have established contingency reserves for income taxes in various jurisdictions in accordance with SFAS No. 5 “Accounting for Contingencies”. The estimate of appropriate tax reserves is based upon the amount of prior tax benefit that might be at risk upon audit and upon the reasonable estimate of the amount at risk. We periodically reassess the amount of such reserves and adjust reserve balances as necessary.

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

	Three Months Ended		Six Months Ended
	February 28		February 28

	2005	2004	2005	2004

		(Restated)		(Restated)
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	94.3	95.6	94.2	95.4

Gross profit	5.7	4.4	5.8	4.6
Operating expenses:
Selling, general and administrative	3.8	3.9	3.7	4.1
Restructuring and impairment costs	1.5	2.6	0.8	1.9

Operating income (loss)	0.4	(2.1)	1.3	(1.4)
Interest income	0.3	0.1	0.3	0.1
Interest expense	(0.6)	(1.5)	(0.6)	(1.6)
Other income-net	—	0.1	—	0.1

Operating loss from continuing operations before income taxes	0.1	(3.4)	1.0	(2.8)
Income tax expense	0.2	—	0.2	—

Loss from continuing operations	(0.1)%	(3.4)%	0.8%	(2.8)%
Discontinued operations:
Income (loss) from discontinued operations	—	1.0	0.2	(0.7)
Income tax expense	—	0.2	—	0.1

Net loss	(0.1)%	(2.6)%	1.0%	(3.6)%

Net Sales — Continuing Operations
      Net sales decreased slightly to $2.8 billion and $5.4 billion for the three and six months ended February 28, 2005, respectively, from $2.9 billion and $5.6 billion in the corresponding periods of fiscal 2004. The net sales dollars have not varied significantly between periods; however, the sales mix between end-markets has changed. We saw revenue dollar increases in the communications, networking, industrial, automotive and other end-markets of 8.7% and 10.9% for the three and six months ended February 28, 2005, respectively, compared to the corresponding periods in fiscal 2004. The networking end-market was the biggest contributor to this increase due to increases in demand for routers, switches, and optical transport products from our largest customer. We have seen a decline in the computing and storage end-market of 10.6% and 16.5% for the three and six months ended February 28, 2005, respectively, compared to the corresponding periods in fiscal 2004. The decline in the computing and storage end-market is due primarily to the disengagement of certain low-margin programs. The consumer end-market business decreased approximately 26.7% in the second quarter of fiscal 2005 compared to second quarter of fiscal 2004 but only 11.7% for the six months ended February 28, 2005 compared to the same period in fiscal 2004. Our consumer business was impacted by lower sales in set top boxes and cellular handsets to our customers.

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

	Three Months		Six Months
	Ended		Ended
	February 28		February 28

	2005	2004	2005	2004

		Restated		Restated
Computing & Storage	28.9%	30.9%	28.8%	33.7%
Consumer	15.8%	20.5%	16.6%	18.3%
Communications	19.2%	18.1%	19.9%	18.0%
Networking	26.0%	21.8%	24.5%	21.4%
Industrial	5.3%	4.7%	5.3%	4.3%
Automotive	3.0%	2.4%	3.1%	2.6%
Other	1.8%	1.6%	1.8%	1.7%

Total	100.0%	100.0%	100.0%	100.0%

International Sales — Continuing Operations
      In the three and six months ended February 28, 2005, our international locations contributed approximately 69.9% and 70.3% of net sales compared to approximately 73.3% and 72.7%, respectively, for the corresponding period of fiscal 2004.
Major Customers — Continuing Operations
      Certain customers accounted for 10% or more of our net sales. The following table includes these customers and the percentage of net sales attributed to them:

	Three Months		Six Months
	Ended		Ended
	February 28		February 28

	2005	2004	2005	2004

		(Restated)		(Restated)
Cisco Systems	17.0%	12.9%	15.6%	12.0%
Nortel Networks	10.7%	***	10.5%	10.3%
NEC	***	10.2%	***	***

***	Less than 10%
      Our top ten customers accounted for approximately 63.5% and 61.5% of net sales for the three and six months ended February 28, 2005, compared to approximately 62.0% and 60.0% in the corresponding periods of fiscal 2004.
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
      Our gross profit percentage increased to 5.7% and 5.8% for the three and six months ended February 28, 2005, respectively compared to 4.4% and 4.6% for the corresponding periods in fiscal 2004, respectively. The gross profit improvement was the result of effectively implementing the Lean Initiative in our manufacturing sites around the world and increasing discipline in our quote process for new business.
      Sales of inventory previously written down or written off have not been significant and have not had any material impact on our gross profits for the three and six months ended February 28, 2005.
Selling, General and Administrative (SG&A) Expenses — Continuing Operations
      SG&A expenses decreased $9.1 million, or 8.0%, for the three months ended February 28, 2005 compared to the corresponding period in fiscal 2004. SG&A expenses decreased $27.9 million, or 12.2% for the six months ended February 28, 2005, compared to the corresponding period in fiscal 2004. As a percentage of net sales, SG&A expenses decreased to 3.8% and 3.7% for the three and six months ended February 28, 2005, respectively, compared to 3.9% and 4.1% in the corresponding periods in fiscal 2004. The decrease in SG&A as a percentage of sales between the six month periods is a result of the full realization of our cost reduction initiatives that began in fiscal year 2003.
Restructuring and Impairment — Continuing Operations
      During the second quarter of fiscal 2005, restructuring and impairment costs of $43.2 million were charged against operations. The charges are primarily related to an impairment charge of approximately $40 million resulting from a sales agreement involving a facility in Japan in the second quarter of fiscal 2005. The remaining costs relate to severance charges in Asia, Eastern Europe and Mexico due to site closings and transfer of business to other Solectron sites.
      We continue to evaluate our cost structure relative to future financial results and customer demand. If our estimates about future financial results and customer demand prove to be inadequate, our condensed consolidated financial condition and results of operations may suffer.
Interest Income — Continuing Operations
      Interest income increased $5.4 million to $9.1 million for the three months ended February 28, 2005 from $3.7 million in the corresponding period in fiscal 2004. Interest income increased $8.7 million to $14.9 million for the six months ended February 28, 2005 from $6.2 million in the corresponding period in fiscal 2004. The increase was due to increased average cash and cash equivalent balances and higher interest rates.
Interest Expense — Continuing Operations
      Interest expense decreased $27.7 million to $16.7 million for the three months ended February 28, 2005 from $44.4 million in the corresponding period in fiscal 2004. Interest expense decreased $55.3 million to $33.0 million for the six months ended February 28, 2005 from $88.3 million in the corresponding period in fiscal 2004. The decrease was primarily due to the retirement of approximately $1.6 billion aggregate principal amount of our LYONs and the settlement of approximately 94% of our ACES debentures during fiscal 2004.
Other Income — net — Continuing Operations
      Other income — net decreased $0.9 million to $1.1 million for the three months ended February 28, 2005 from $2.0 million in the corresponding period in fiscal 2004. Other income — net decreased $0.4 million to $5.8 million for the six months ended February 28, 2005 from $6.2 million in the corresponding period in fiscal 2004. The fluctuation is primarily due to foreign currency gains and losses.

Income Taxes — Continuing Operations
      Our income tax expense was $6.6 million and $12.5 million, respectively, for the three and six months ended February 28, 2005 as compared to an income tax expense of $0.5 million and $2.1 million, respectively, for the three and six months ended February 28, 2004. We incurred net tax expense in certain countries in which we had profitable operations during the periods ended February 28, 2005.
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
      On October 22, 2004, the American Jobs Creation Act (“the AJCA”) was signed into law. The AJCA includes a deduction of 85% of certain foreign earnings that are repatriated, as defined in the AJCA. The Company may elect to apply this provision to qualifying earnings repatriations in either the balance of fiscal 2005 or in fiscal 2006. Management has evaluated the effects of the repatriation provisions and determined that the Company will not elect to repatriate qualified earnings under these provisions, but will continue with its policy of indefinite reinvestments of foreign earnings.
Liquidity and Capital Resources — Continuing Operations
      Cash and cash equivalents increased to approximately $2.0 billion at February 28, 2005 from approximately $1.4 billion at August 31, 2004. The table below, for the periods indicated, provides selected condensed consolidated cash flow information (in millions):

	Six Months Ended
	February 28

	2005	2004

		(Restated)
Net cash provided by (used in) operating activities of continuing operations	476.6	(188.7)
Net cash used in investing activities of continuing operations	(16.7)	(327.8)
Net cash provided by financing activities of continuing operations	54.0	442.5
      Net cash provided by operating activities was $476.6 million during the six months ended February 28, 2005. This cash was generated by a $44.4 million income from continuing operations, a $161.3 million decrease in accounts receivable, a $213.9 million decrease in inventories, a $14.9 million decrease in prepaids and other current assets, a $40.8 million change in the carrying value of property and equipment, goodwill and other long-term assets, and non-cash depreciation and amortization charges of $99.6 million. These were offset by a $55.5 million decrease in accounts payable, and a $44.4 million decrease in accrued expenses and other current liabilities. The decrease in inventory levels and accounts payable is due to lower levels of material purchases resulting from lower first quarter revenue. Accounts receivable has decreased in conjunction with lower revenues in the quarter.

      Net cash used in investing activities of $16.7 million during the six months ended February 28, 2005 primarily consisted of net proceeds of $30.0 million received from the disposition of one of our discontinued operations, $16.0 million received from the sale of our investment in ECS Holdings, a $19.9 million settlement of a receivable related to synthetic leases and $9.3 million in proceeds from the sale of property and equipment. These were offset by $66.1 million in capital expenditures and $22.9 million in advances to discontinued operations.
      Net cash provided by financing activities of $54.0 million during the six months ended February 28, 2005 primarily consisted of the proceeds from issuance of common stock of $64.3 million related to the retirement of ACES securities, $8.1 million of proceeds from the stock issued under option and employee purchase plans, offset by $16.5 million of repayment of debt related to various debt facilities.
      As of February 28, 2005, we had available a $500 million revolving credit facility that expires on August 20, 2007. Our revolving credit facility is guaranteed by certain of our domestic subsidiaries and secured by the pledge of domestic accounts receivable, inventory and equipment, the pledge of equity interests in certain of our subsidiaries and notes evidencing intercompany debt. Borrowings under the credit facility bear interest, at our option, at the London Interbank offering rate (LIBOR) plus a margin of 2.25% based on our current senior secured debt ratings, or the higher of the Federal Funds Rate plus 1/2 of 1% or Bank of America N.A.’s publicly announced prime rate. As of February 28, 2005, there were no borrowings outstanding under this facility. We are subject to compliance with certain financial covenants set forth in this facility including, but not limited to, capital expenditures, cash interest coverage and leverage. We were in compliance with all applicable covenants as of February 28, 2005.
      In addition, we had $10.2 million in committed and $176.6 million in uncommitted foreign lines of credit and other bank facilities as of February 28, 2005 relating to continuing operations. A committed line of credit obligates a lender to loan us amounts under the credit facility as long as we adhere to the terms of the credit agreement. An uncommitted line of credit is extended to us at the sole discretion of a lender. The interest rates range from the bank’s prime lending rate to the bank’s prime rate plus 1.0%. As of February 28, 2005, borrowings and guaranteed amounts were $3.5 million under committed and $0 under uncommitted foreign lines of credit.
      Borrowings are payable on demand. The weighted-average interest rate was 2.29% for committed foreign lines of credit as of February 28, 2005.
      During the first quarter of fiscal 2005, we issued 6.6 million shares of common stock for total net proceeds of $64.3 million in connection with the settlement and retirement of the equity component of our remaining outstanding ACES units, as defined in the ACES agreement.
      $150.0 million aggregate principal amount of 7.375% senior notes is due on March 1, 2006, our $500.0 million aggregate principal amount of 9.625% senior notes is due on February 15, 2009, and our $450.0 million aggregate principal amount of 0.5% convertible senior notes is callable by the holders on February 15, 2011. On April 6, 2005, the Board of Directors approved the redemption of our outstanding 9.625% senior notes due 2009, in aggregate principal amount of $500 million, in accordance with the terms of the indenture under which the notes were issued. We anticipate effecting the redemption during the third quarter of fiscal 2005.
      We have synthetic lease agreements relating to four manufacturing sites for continuing operations. The synthetic leases have expiration dates in 2007. At the end of the lease term, we have an option, subject to certain conditions, to purchase or to cause a first party to purchase the facilities subject to the synthetic leases for the “Termination Value,” which approximates the lessor’s original cost for each facility, or we may market the property to a first party at a different price. We are entitled to any proceeds from a sale of the properties to first parties in excess of the Termination Value and liable to the lessor for any shortfall. We provided loans to the lessor equaling approximately 85% of the Termination Value for each synthetic lease. These loans are repayable solely from the sale of the properties to first parties in the future, are subordinated to the amounts payable to the lessor at the end of the synthetic leases, and may be credited against the Termination Value payable if we purchase the properties. The approximate aggregate Termination Values and loan amounts are $101.3 million and $86.1 million, respectively, as of February 28, 2005.
      Cash collateral of $15.2 million is pledged for the difference between the aggregate Termination Values and the loan amounts. Each synthetic lease agreement contains various affirmative and financial covenants. A default under a lease, including violation of these covenants, may accelerate the termination date of the arrangement. We were in compliance with all applicable covenants as of February 28, 2005. Monthly lease payments are generally based on the Termination Value and 30-day LIBOR index (2.59% as of February 28, 2005) plus an interest-rate margin, which may vary depending upon our Moody’s Investors’ Services and Standard and Poor’s ratings, and are allocated between the lessor and us based on the proportion of the loan amount to the Termination Value for each synthetic lease.
      We have determined that it is probable that the expected fair value of the properties at the end of each of the various synthetic lease terms will be less than the applicable Termination Value. Accretion expense during the quarter ending February 28, 2005 was $1.1 million.
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
      The following is a summary of certain obligations and commitments as of February 28, 2005 for continuing operations:

	Payments Due by Period

	Total	Short-Term	Q306-Q406	FY07	FY08	FY09	FY10	Thereafter

	(In millions)
Long term debt	1,206.3	—	167.9	72.6	0.3	501.4	13.7	450.4
Operating lease	155.2	41.1	17.3	22.1	17.2	12.8	11.4	33.3
Operating leases for restructured facilities and equipment	55.2	19.8	6.5	12.1	6.9	4.0	3.0	2.9
Other(1)	104.0	103.3	0.1	0.2	0.2	0.2	—	—

	$1,520.7	$164.2	$191.8	$107.0	$24.6	$518.4	$28.1	$486.6

(1)	We have guaranteed various purchase commitments for materials, supplies and services incurred during the normal course of business.
      Other long-term liabilities of $47.5 million disclosed on the consolidated financial statements includes deferred tax liabilities related to timing differences, which due to their nature are not projected.
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
      The collective results from all discontinued operations for all periods presented were as follows (in millions):

	Three Months Ended		Six Months Ended
	February 28		February 28

	2005	2004	2005	2004

		(Restated)		(Restated)
Net sales	$—	$411.5	$15.2	$947.2
Cost of sales	—	345.3	14.1	815.9

Gross profit	—	66.2	1.1	131.3
Operating expenses (income) — net	(0.9)	42.4	(11.3)	170.7

Operating income (loss)	0.9	23.8	12.4	(39.4)
Interest income — net	—	0.6	—	0.8
Other income (expense) — net	—	3.0	0.9	(1.3)

Income (loss) before income taxes	0.9	27.4	13.3	(39.9)
Income tax expense	—	4.4	1.7	4.7

Income (loss) from discontinued operations, net of tax	$0.9	$23.0	$11.6	$(44.6)

      Net sales, gross profit, operating expenses (income) — net, interest income — net, other income (expense) net, and income tax expense from discontinued operations decreased for the three months ended February 28, 2005 as compared to the same period in fiscal 2004 primarily due to the fact that all of the discontinued operations were sold in previous fiscal periods. During the second quarter of fiscal 2005, Solectron sold a building that was subject to a synthetic lease agreement. The synthetic lease agreement was associated with a discontinued operation that has been sold. As a result of the transaction, Solectron recorded a gain of approximately $0.9 million in operating expenses (income) — net as disclosed above.
      Net sales, gross profit, operating expenses (income) — net, interest income — net, other income (expense) net, and income tax expense from discontinued operations decreased for the six months ended February 28, 2005 as compared to the same period in fiscal 2004 primarily due to the fact that the final discontinued operation was sold in the first quarter of fiscal 2005. Furthermore, we recorded $10.1 million pre-tax gain from the sale of the discontinued operations recorded in operating (income) expenses — net in the first quarter of fiscal 2005. As a result of this disposition, we transferred approximately $28.3 million from accumulated foreign currency translation gains, included in accumulated other comprehensive losses within Stockholders Equity and recognized that amount as part of the pre-tax gain.
      During fiscal 2004, we completed the sale of six discontinued operations. During the first quarter of fiscal 2005, we decreased the net loss on the disposal of these discontinued operations by approximately $1.0 million resulting from a few insignificant adjustments pursuant to the terms of the disposal transaction. For the six months ended February 28, 2005, the adjustment to the net loss on these discontinued operations is recorded in operating (income) expenses — net as disclosed above.
      The sale agreements for all seven divestitures contain certain indemnification provisions under which we may be required to indemnify the buyer of the divested business for liabilities, losses, or expenses arising out of breaches of covenants and certain breaches of representations and warranties relating to the condition of the business prior to and at the time of sale. In aggregate, we are contingently liable for up to $94.8 million for a period of 12 to 24 months subsequent to the completion of the sale. As of February 28, 2005 there were no significant liabilities recorded under these indemnification obligations. Additionally, we may be required to indemnify a buyer for environmental remediation costs for a period up to 10 years and not to exceed $13 million. We maintain an insurance policy to cover environmental remediation liabilities in excess of reserves previously established upon the acquisition of these properties. We did not record any environmental charges upon disposition of these properties.
      The sale agreements of the discontinued operations generally include terms which may result in adjustments to the gain or loss in fiscal quarters subsequent to the closing of the sale.

RISK FACTORS

Most of our net sales come from a small number of customers; if we lose any of these customers, our net sales could decline significantly.
      Most of our annual net sales come from a small number of our customers. Our ten largest customers accounted for approximately 63.5% and 62.0% of net sales from continuing operations in the second quarter of fiscal 2005 and 2004, respectively. During the second quarter of fiscal 2005, two of these customers individually accounted for more than ten percent of our net sales. Any material delay, cancellation or reduction of orders from these or other major customers could cause our net sales to decline significantly, and we may not be able to reduce the accompanying expenses at the same time. We cannot guarantee that we will be able to retain any of our largest customers or any other accounts, or that we will be able to realize the expected revenues under existing or anticipated supply agreements with these customers. Our business, market share, consolidated financial condition and results of operations will continue to depend significantly on our ability to obtain orders from new customers, retain existing customers, realize expected revenues under existing and anticipated supply agreements, as well as on the consolidated financial condition and success of our customers and their customers.
      Net sales may not improve, and could decline, in future periods if there is continued or resumed weakness in customer demand, particularly in the telecommunications and computing sectors, resulting from domestic or worldwide economic conditions.

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
      Approximately 69.9% and 73.3% of our net sales from continuing operations are the result of services and products manufactured in countries outside the United States during the second quarter of fiscal 2005 and 2004, respectively. As a result of our foreign sales and facilities, our operations are subject to a variety of risks and costs that are unique to international operations, including the following:

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
      As a result of the recent economic conditions in the U.S. and internationally, and reduced capital spending as well as uncertain end-market demand, our customers’ and therefore our sales have been difficult to forecast with accuracy. If there were to be continued or resumed weakness in the industries we serve, or any further deterioration in the business or financial condition of our customers, it could have a material adverse impact on our business, operating results and consolidated financial condition. In addition, if the economic conditions in the United States and the other markets we serve worsen, we may experience a material adverse impact on our business, operating results and consolidated financial condition.

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
      We incurred approximately $43.2 million of restructuring and impairment costs relating to continuing operations in the second quarter of fiscal 2005 and approximately $74.0 million during the second quarter of fiscal 2004. If our estimates about previous restructuring charges prove to be inadequate, our consolidated financial condition and results of operations may suffer. While we believe our capacity is appropriate for current revenue levels, we continue to evaluate our cost structure relative to future financial results and customer demand. If our estimates about future financial results and customer demand prove to be inadequate, our consolidated financial condition and consolidated results of operations may suffer.

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

Notwithstanding our recent divestiture of certain businesses, we will remain subject to certain indemnification obligations for a period of time after completion of the divestitures.
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

With regards to our internal controls over financial reporting, we may not be able to adequately satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 ) in a timely manner or we may encounter difficulties in implementing any new or improved internal controls.
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
      As of February 28, 2005, we had outstanding foreign exchange forward contracts with a total notional amount of approximately $579.0 million related to continuing operations. The change in value of the foreign exchange forward contracts resulting from a hypothetical 10% change in foreign exchange rates would be offset by the remeasurement of the related balance sheet items, the result of which would not be significant.
      As of February 28, 2005, the majority of our foreign currency hedging contracts were scheduled to mature in approximately three months and there were no material deferred gains or losses. In addition, our international operations in some instances act as a natural hedge because both operating expenses and a portion of sales are denominated in local currency. In these instances, although an unfavorable change in the exchange rate of a foreign currency against the U.S. dollar will result in lower sales when translated to U.S. dollars, operating expenses will also be lower in these circumstances. Although approximately 26.8% of our net sales from continuing operations in the first quarter of fiscal 2005 were denominated in currencies other than the U.S. dollar, we do not believe our total exposure to be significant because of natural hedges.

We are exposed to interest rate fluctuations.
      The primary objective of our investment activities is to preserve principal, while at the same time maximize yields without significantly increasing risk. To achieve this objective, we maintain our portfolio of cash equivalents in a variety of securities, including government and corporate obligations, certificates of deposit and money market funds. As of February 28, 2005, substantially our entire total portfolio was scheduled to mature in less than three months. A hypothetical 10% change in interest rates would not have a material effect on the fair value of our investment portfolios.
      As of February 28, 2005, we had no cash equivalents that were subject to interest rate risk (defined as risk of loss of investment fair value due to interest rate movements). The fair value of our cash equivalents approximated the carrying value as of February 28, 2005.
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
      We own and lease some contaminated sites (for some of which we have been indemnified by third parties for required remediation), sites for which there is a risk of the presence of contamination, and sites with some levels of contamination for which we may be liable and which may or may not ultimately require any remediation. We have obtained environmental insurance to reduce potential environmental liability exposures posed by some of our operations and facilities. We believe, based on our current knowledge, that the cost of any groundwater or soil clean up that may be required at our facilities would not materially harm our business, consolidated financial condition and results of operations. Nevertheless, the process of remediating contamina-

tion in soil and groundwater at facilities is costly and cannot be estimated with high levels of confidence, and there can be no assurance that the costs of such activities would not harm our business, consolidated financial condition and results of operations in the future.
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
      As discussed in Note 2 to the consolidated financial statements contained herein, we have restated our consolidated financial statements for the years 2002 through 2004 and for the first quarter of 2005. Specifically, there were circumstances in which certain financial statement accounts were not being analyzed on a timely basis, resulting in an accumulation of accounting errors that were not being corrected in the appropriate period. The primary financial statement accounts in which accounting errors were identified included accounts payable and accrued liabilities, income taxes, goodwill and intangible assets, and property and equipment. Management has determined that this failure to comply with such routine account reconciliation procedures was an internal control deficiency in the financial reporting process at November 30, 2004. This discovery and the resulting restatement are described in the Note 2 to the consolidated financial statements contained herein.
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
      To date, we have taken steps to improve our internal control over financial reporting, including the following:

•	Account Analysis & Reconciliation: Solectron’s financial close checklist (“FCC”) has been expanded to address the various account analysis and reconciliation issues addressed in this Restatement. In particular, the areas of general ledger analyses and intercompany accounts have been added to the FCC beginning with the quarter ended February 28, 2005. In addition, regional and corporate financial management will provide additional levels of review concerning these issues.

•	Foreign Exchange Translation: All locations with significant foreign currency exchange transactions have been identified and are now subject to compliance with the FCC noted above, effective February 28, 2005. Solectron currently anticipates that it will be eliminating a number of its legal entities, thereby reducing related financial and accounting complexity and simplifying the accounting treatment of these types of items.

•	Income Taxes: Previous issues relating to income tax account roll-forwards have been identified and corrected. In addition Solectron’s management has migrated the tax account roll-forwards to an automated system (CorpTax), which will facilitate accurate and timely treatment of these items, effective February 28, 2005. In addition, Solectron’s management has engaged a third party specialist to assist Solectron personnel conducting comprehensive and detailed reviews of Solectron’s tax reporting and accounting.
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
      In connection with the preparation and filing of this Form 10-Q, we reevaluated, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the fiscal year covered by this report. Based on the material weakness described above, our Chief Executive Officer and Chief Financial Officer have each concluded that our disclosure controls and procedures were not effective at a reasonable assurance level as of February 28, 2005.

Changes in internal control over financial reporting.
      We did not make any changes to our internal control over financial reporting during the period ended February 28, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. However, as discussed above, since February 28, 2005, we have made changes to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
      On March 6, 2003, a putative shareholder class action lawsuit was filed against Solectron and certain of its officers in the United States District Court for the Northern District of California alleging claims under Section 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 10b-5 promulgated thereunder. The case is entitled Abrams v. Solectron Corporation et al., Case No. C-03-0986 CRB. The complaint alleged that the defendants issued false and misleading statements in certain press releases and SEC filings issued between September 17, 2001 and September 26, 2002. In particular, plaintiff alleged that the defendants failed to disclose and to properly account for excess and obsolete inventory in Solectron’s former Technology Solutions business unit during the relevant time period. Additional complaints making similar allegations were subsequently filed in the same court, and pursuant to an order entered June 2, 2003, the Court appointed lead counsel and plaintiffs to represent the putative class in a single consolidated action. The Consolidated Amended Complaint, filed September 8, 2003, alleges an expanded class period of June 18, 2001 through September 26, 2002, and purports to add a claim for violation of Section 11 of the Securities Act of 1933, as amended (the “Securities Act”), on behalf of a putative class of former shareholders of C-MAC Industries, Inc., who acquired Solectron stock pursuant to the October 19, 2001 Registration Statement filed in connection with Solectron’s acquisition of C-MAC Industries, Inc. In addition, while the initial complaints focused on alleged inventory issues at the former Technology Solutions business unit, the Consolidated Amended Complaint adds allegations of inadequate disclosure and failure to properly account for excess and obsolete inventory at Solectron’s other business units. The complaint seeks an unspecified amount of damages on behalf of the putative class. Solectron believes it has valid defenses to the plaintiffs’ claims. There can be no assurance, however, that the outcome of the lawsuit will be favorable to Solectron or will not have a material adverse effect on Solectron’s business, consolidated financial condition and results of operations. In addition, Solectron may be forced to incur substantial litigation expenses in defending this litigation.

Item 6.	Exhibits
      (a) Exhibits:

Exhibit
No		Exhibit Description

3	.1*	Certificate of Incorporation of the Company, as amended
3	.2**	Amended and Restated Bylaws of the Company
3	.3***	Certificate of Designation Rights, Preferences and Privileges of Series A Participating Preferred Stock of the Company
10.1		2002 Stock Plan, as amended
10.2		Form of Indemnification Agreement for independent, non-employee directors
10.3		Form of Employment Agreement for executive officers Craig London, Marty Neese, Kevin O’Connor, Kiran Patel, and Dave Purvis
10.4		Amendment Agreement entered into as of January 13, 2005, among the Company, the lending institutions party thereto, and Bank of America, N.A., as Administrative Agent
31.1		Certification of Chief Executive Officer Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
31.2		Certification of Chief Financial Officer Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002
32.1		Certification of Chief Executive Officer Pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2		Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference from Exhibit 3.1 filed with Solectron’s Form 10-Q for the quarter ended February 28, 2001, Exhibit 3.1 filed with Solectron’s Form 10-Q for the quarter ended February 25, 2000, and Exhibit 3.1 filed with Solectron’s Form 10-Q for the quarter ended February 26, 1999.

**	Incorporated by reference for Exhibit 3.2 filed with Solectron’s Form 10-Q for the quarter ended November 28, 2003.

***	Incorporated by reference from Exhibit 3.3 filed with Solectron’s Annual Report on Form 10-K for the fiscal year ended August 31, 2001.

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

Warren Ligan
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)
Date: April 14, 2005

INDEX TO EXHIBITS

Exhibit
No		Exhibit Description

3	.1*	Certificate of Incorporation of the Company, as amended
3	.2**	Amended and Restated Bylaws of the Company
3	.3***	Certificate of Designation Rights, Preferences and Privileges of Series A Participating Preferred Stock of the Company
10.1		2002 Stock Plan, as amended
10.2		Form of Indemnification Agreement for independent, non-employee directors
10.3		Form of Employment Agreement for executive officers Craig London, Marty Neese, Kevin O’Connor, Kiran Patel, and Dave Purvis
10.4		Amendment Agreement entered into as of January 13, 2005, among the Company, the lending institutions party thereto, and Bank of America, N.A., as Administrative Agent
31.1		Certification of Chief Executive Officer Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
31.2		Certification of Chief Financial Officer Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002
32.1		Certification of Chief Executive Officer Pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2		Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference from Exhibit 3.1 filed with Solectron’s Form 10-Q for the quarter ended February 28, 2001, Exhibit 3.1 filed with Solectron’s Form 10-Q for the quarter ended February 25, 2000, and Exhibit 3.1 filed with Solectron’s Form 10-Q for the quarter ended February 26, 1999.

**	Incorporated by reference for Exhibit 3.2 filed with Solectron’s Form 10-Q for the quarter ended November 28, 2003.

***	Incorporated by reference from Exhibit 3.3 filed with Solectron’s Annual Report on Form 10-K for the fiscal year ended August 31, 2001.