Form 10-Q
period 2005-05-27
SOLECTRON CORP
filed 2005-07-06
CIK 835541

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 27, 2005
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
      At June 24, 2005, 972,244,010 shares of Common Stock of the Registrant were outstanding (including approximately 22.8 million shares of Solectron Global Services Canada, Inc., which are exchangeable on a one-to-one basis for the Registrant’s common stock).

SOLECTRON CORPORATION

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
SOLECTRON CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	May 31	August 31
	2005	2004

	(In millions)
	(Unaudited)
ASSETS
Current assets:
Cash, cash equivalents and short-term investments*	$1,586.3	$1,430.2
Accounts receivable, net	1,290.2	1,550.2
Inventories	1,187.0	1,455.4
Prepaid expenses and other current assets	190.1	189.5
Current assets of discontinued operations	—	36.4

Total current assets	4,253.6	4,661.7
Property and equipment, net	678.7	754.4
Goodwill	135.8	135.8
Other assets	234.8	294.3
Long-term assets of discontinued operations	—	11.9

Total assets	$5,302.9	$5,858.1

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$166.0	$25.1
Accounts payable	1,363.2	1,439.0
Accrued employee compensation	186.4	173.7
Accrued expenses and other current liabilities	487.5	500.7
Current liabilities of discontinued operations	—	46.4

Total current liabilities	2,203.1	2,184.9
Long-term debt	540.9	1,221.4
Other long-term liabilities	50.1	31.1
Long-term liabilities of discontinued operations	—	1.8

Total liabilities	$2,794.1	$3,439.2

Commitments and contingencies
Stockholders’ equity:
Common stock	1.0	1.0
Additional paid-in capital	7,849.0	7,775.9
Accumulated deficit	(5,218.0)	(5,209.9)
Accumulated other comprehensive loss	(123.2)	(148.1)

Total stockholders’ equity	2,508.8	2,418.9

Total liabilities and stockholders’ equity	$5,302.9	$5,858.1

*	Includes $15.2 million and $17.5 million of restricted cash balances as of May 31, 2005 and August 31, 2004, respectively, and $28.8 million of short-term investments as of May 31, 2005.
See accompanying notes to condensed consolidated financial statements.

SOLECTRON CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months		Nine Months
	Ended May 31		Ended May 31

	2005	2004	2005	2004

	(In millions, except per-share data)
	(Unaudited)
				(Restated)
Net sales	$2,596.0	$3,034.2	$8,042.6	$8,597.7
Cost of sales	2,461.4	2,879.0	7,594.6	8,187.8

Gross profit	134.6	155.2	448.0	409.9
Operating expenses:
Selling, general and administrative	109.7	103.7	310.0	331.9
Restructuring and impairment costs	40.5	4.4	84.4	109.8

Operating (loss) income	(15.6)	47.1	53.6	(31.8)
Interest income	12.6	4.9	27.5	11.1
Interest expense	(17.3)	(42.9)	(50.3)	(131.2)
Other expense — net	(47.8)	(74.2)	(42.0)	(68.0)

Operating loss from continuing operations before income taxes	(68.1)	(65.1)	(11.2)	(219.9)
Income tax (benefit) expense	(1.4)	0.3	11.1	2.4

Loss from continuing operations	$(66.7)	$(65.4)	$(22.3)	$(222.3)
Discontinued operations:
Income from discontinued operations	$2.6	$92.9	$15.9	$53.0
Income tax expense	—	6.1	1.7	10.8

Income from discontinued operations	2.6	86.8	14.2	42.2
Net (loss) income	$(64.1)	$21.4	$(8.1)	$(180.1)

Basic net (loss) income per share
Continuing operations	$(0.07)	$(0.08)	$(0.02)	$(0.26)
Discontinued operations	—	0.10	0.01	0.05

Basic net (loss) income per share	$(0.07)	$0.02	$(0.01)	$(0.21)

Diluted net (loss) income per share
Continuing operations	$(0.07)	$(0.08)	$(0.02)	$(0.26)
Discontinued operations	—	0.10	0.01	0.05

Diluted net (loss) income per share	$(0.07)	$0.02	$(0.01)	$(0.21)

Shares used to compute basic net (loss) income per share	978.4	868.3	968.4	845.8
Shares used to compute diluted net (loss) income per share	978.4	868.3	968.4	845.8
See accompanying notes to condensed consolidated financial statements.

SOLECTRON CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months		Nine Months
	Ended May 31		Ended May 31

	2005	2004	2005	2004

	(In millions)
	(Unaudited)
		(Restated)		(Restated)
Net (loss) income	$(64.1)	$21.4	$(8.1)	$(180.1)
Other comprehensive income (loss):
Foreign currency translation adjustments	(0.9)	(37.4)	24.9	6.8
Unrealized gain on investments	—	0.8	—	8.6

Comprehensive (loss) income	$(65.0)	$(15.2)	$16.8	$(164.7)

      Accumulated unrealized foreign currency translation losses were $123.2 million at May 31, 2005 and $148.1 million at August 31, 2004. Foreign currency translation adjustments consist of adjustments to consolidate subsidiaries that use the local currency as their functional currency and transaction gains and losses related to intercompany dollar-denominated debt that is not expected to be repaid in the foreseeable future.
See accompanying notes to condensed consolidated financial statements.

SOLECTRON CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months
	Ended May 31

	2005	2004

	(In millions)
	(Unaudited)
		(Restated)
Cash flows from operating activities of continuing operations:
Net loss from continuing operations	$(22.3)	$(222.3)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	144.6	174.1
Amortization of debt issuance costs and accretion of discount on notes payable	3.6	47.7
Loss on retirement of debt	52.3	77.7
Gain on interest rate swap	(6.6)	(5.6)
Impairment of property and equipment, goodwill and other long-term assets	43.9	32.3
Changes in operating assets and liabilities:
Accounts receivable, net	259.8	(210.3)
Inventories	268.6	(246.0)
Prepaid expenses and other current assets	25.4	32.1
Accounts payable	(74.3)	264.8
Accrued expenses and other current liabilities	7.8	(81.1)

Net cash provided by (used in) operating activities of continuing operations	702.8	(136.6)

Cash flows from investing activities of continuing operations:
Change in restricted cash and cash equivalents	2.3	22.8
Sales and maturities of short-term investments	—	28.2
Purchase of short-term investments	(28.8)	—
Settlement of receivable related to synthetic lease	19.9	—
Proceeds from disposition of business	30.0	383.4
Capital expenditures	(102.0)	(101.3)
Proceeds from sale of property and equipment	10.2	54.0
Proceeds from sale of investment	16.0	10.4
Advances to discontinued operations	(22.9)	(5.2)
Supply agreements and other	—	0.2

Net cash (used in) provided by investing activities of continuing operations	(75.3)	392.5

Cash flows from financing activities of continuing operations:
Net repayment of bank lines of credit and other debt arrangements	(23.3)	(52.3)
Common stock repurchase	(1.4)	—
Net proceeds from issuance of convertible senior notes	—	436.5
Payments made to redeem ACES/ Senior Notes	(544.7)	(1,013.5)
Net (costs)/proceeds to settle interest rate swaps	(8.2)	6.0
Proceeds from issuance of common stock	72.5	104.9

Net cash used in financing activities of continuing operations	(505.1)	(518.4)

Effect of exchange rate changes on cash and cash equivalents	7.2	10.1

Net increase (decrease) in cash and cash equivalents	129.6	(252.4)
Cash and cash equivalents at beginning of period — continuing operations	1,412.7	1,425.3

Cash and cash equivalents at end of period — continuing operations	$1,542.3	$1,172.9

Cash and cash equivalents at beginning of period — discontinued operations	$—	$36.4
Cash provided by discontinued operations	—	(25.0)

Cash and cash equivalents at end of period — discontinued operations	$—	$11.4

See accompanying notes to condensed consolidated financial statements.

SOLECTRON CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

NOTE 1 —	Basis of Presentation and Recent Accounting Pronouncements

Basis of Presentation
      The accompanying financial data as of May 31, 2005 and for the three and nine months ended May 31, 2005 and 2004 has been prepared by Solectron, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The August 31, 2004 condensed consolidated balance sheet was derived from audited consolidated financial statements, but does not include all disclosures required by generally accepted accounting principles. However, Solectron believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in Solectron’s Annual Report on Form 10-K/A for the fiscal year ended August 31, 2004.
      In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair condensed consolidated statement of financial position as of May 31, 2005, the results of operations, comprehensive income (loss) and cash flows for the three and nine months ended May 31, 2005 and 2004 have been made. The consolidated results of operations for the three and nine months ended May 31, 2005 are not necessarily indicative of the operating results for the full fiscal year or any future periods.
      Solectron’s third quarters of fiscal 2005 and 2004 ended on May 27, 2005 and May 28, 2004, respectively. Solectron’s fiscal year ended on August 27, 2004. For clarity of presentation, Solectron has indicated its third quarters as having ended on May 31 and its fiscal year as having ended on August 31.
      Selling, general and administrative expense includes $8.6 million and $23.8 million of research and development expenses for the three and nine months ended May 31, 2005, respectively, and $6.2 million and $17.8 million for the three and nine months ended May 31, 2004, respectively.
      The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
      Certain amounts from prior periods have been reclassified to conform to the current period presentation.

Recent Accounting Pronouncements
      In September 2004, the EITF reached a consensus on Issue No. 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share.” EITF 04-8 requires that all issued securities that have embedded conversion features that are contingently exercisable upon the occurrence of a market-price condition should be in the calculation of diluted earnings per share, regardless of whether the market price trigger has been met. Solectron adopted EITF 04-8 on February 25, 2005. The adoption of EITF 04-8 did not have a material impact on Solectron’s calculation of diluted EPS.
      In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4.” SFAS 151, amends ARB No. 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) should be recognized as current period charges. In addition, SFAS 151 requires that allocation of fixed production overhead to the cost of conversion be based on the normal capacity of the production facilities. The provision of SFAS 151 shall be effective for Solectron

SOLECTRON CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
beginning on September 1, 2005. Solectron does not believe this statement will have a material impact on its consolidated financial statements.
      In December 2004, the FASB issued SFAS No. 123R, “Share Based Payment: An Amendment of FASB Statements No. 123 and 95.” This statement requires that the cost resulting from all share-based payment transactions be recognized in the consolidated financial statements. In March 2005, the Securities and Exchange Commission (“SEC”) released SEC Staff Accounting Bulletin No. 107, Share-Based Payment, (“SAB No. 107”). SAB No. 107 provides the SEC’s staff’s position regarding the application of SFAS No. 123R and certain SEC rules and regulations, and also provides the staff’s views regarding the valuation of share-based payment arrangements for public companies. These statements are effective as of the beginning of the first annual reporting period that begins after June 15, 2005. Solectron is currently evaluating the impact of these statements on its consolidated financial statements.
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
      In March 2005, the FASB issued FIN 47 as an interpretation of FASB Statement No. 143, “Accounting for Asset Retirement Obligations” (FASB No. 143). This interpretation clarifies that the term conditional asset retirement obligation as used in FASB No. 143, refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even through uncertainly exists about the timing and/or method of settlement. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. This interpretation also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. The Company is currently assessing the impact of the adoption of FIN 47.
      On June 1, 2005, the FASB issued Statement No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3”. The Statement applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle. The Company will adopt FAS 154 at September 1, 2005 and does not anticipate any material change to its operating results.

NOTE 2 —	Restatement of Prior Period Financial Statements
      As described in Amendment No. 1 on Form 10-K/ A (the “2004 10-K/ A”) to Solectron’s Annual Report on Form 10-K for the year ended August 31, 2004, Solectron has restated its consolidated financial statements for the years 2002 through 2004 (the “Restatement”). This Note should be read in conjunction with Note 2, “Restatement of Financial Statements” in the notes to the consolidated financial statements included in Item 8, “Financial Statements and Supplementary Data” of the 2004 10-K/ A, filed on April 14, 2005 and which provides further information on the nature and impact of the Restatement.
      Certain amounts in the notes to the condensed consolidated financial statements within this Form 10-Q have been restated to reflect the Restatement adjustments. In the Restatement, we have corrected errors primarily related to unreconciled differences in intercompany balances, foreign currency translations, accounts payable, accrued liabilities, fixed assets, other assets, deferred tax assets, deferred tax liabilities, interest

SOLECTRON CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
expense, inventory, goodwill and intangible assets. In addition, there have been reclassifications of certain balance sheet accounts.
      The Restatement increased Solectron’s net loss from continuing operations before income taxes for the nine months ended May 31, 2004 by $15.9 million. There was no impact to the net loss from continuing operations before income taxes for the three months ended May 2004. Additionally, the Restatement increased Solectron’s net income for the three months ended May 31, 2004 by $0.1 million and increased its net loss for the nine months ended May 31, 2004 by $13.6 million.

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

	Three Months		Nine Months
	Ended May 31		Ended May 31

	2005	2004	2005	2004

		(Restated)		(Restated)
	(In millions, except		(In millions, except
	per share data)		per share data)
Net (loss) income, as reported	$(64.1)	$21.4	$(8.1)	$(180.1)
Stock-based employee compensation expense determined under fair value method, net of related tax effects	(3.1)	(12.3)	(55.4)	(45.8)

Pro forma net (loss) income	$(67.2)	$9.1	$(63.5)	$(225.9)

Net (loss) income per share:
Basic and diluted — as reported	$(0.07)	$0.02	$(0.01)	$(0.21)
Basic and diluted — pro forma	$(0.07)	$0.01	$(0.07)	$(0.27)
      Stock-based employee compensation expense determined under the fair value method, net of related tax effects, included $1.2 and $6.2 million of expense relating to discontinued operations during the three and nine months ended May 31, 2004, respectively. There was no stock-based compensation expense related to discontinued operations for the corresponding periods in fiscal 2005.

SOLECTRON CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
      For purposes of computing pro forma net (loss) income, the fair value of each option grant and Employee Stock Purchase Plan purchase right is estimated on the date of grant using the Black-Scholes option pricing model. The assumptions used to value the option grants and purchase rights are stated below.

	Three Months		Nine Months
	Ended May 31		Ended May 31

Stock Options	2005	2004	2005	2004

Expected life of options	4.4 years	3.9 years	4.0 years	3.9 years
Volatility	66%	73%	69%	76%
Risk-free interest rate	3.92%	2.95%	3.59%	2.82%
Dividend yield	zero	zero	zero	zero

	Three Months		Nine Months
	Ended May 31		Ended May 31

Employee Stock Purchase Plan	2005	2004	2005	2004

Expected life of purchase right	6 months	6 months	6 months	6 months
Volatility	43%	73%	41%	76%
Risk-free interest rate	3.13%	1.15%	2.71%	1.06%
Dividend yield	zero	zero	zero	zero
      During fiscal 2003, Solectron provided restricted stock awards to certain eligible executives. These restricted shares are not transferable until fully vested and are subject to the Company Repurchase Option for all unvested shares upon certain early termination events and also subject to accelerated vesting in certain other circumstances. During the three and nine months ended May 31, 2005, compensation expense related to the restricted stock awards amounted to approximately $0.1 million and $1.1 million for each period, respectively. Compensation expense related to the restricted stock awards for the corresponding periods in fiscal 2004 were $0.6 million and $1.8 million, respectively.
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

SOLECTRON CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)

NOTE 4 —	Inventories
      Inventories related to continuing operations as of May 31, 2005 and August 31, 2004, consisted of (in millions):

	May 31	August 31
	2005	2004

Raw materials	$832.7	$992.6
Work-in-process	175.0	224.0
Finished goods	179.3	238.8

Total	$1,187.0	$1,455.4

NOTE 5 —	Accounts Receivable, Net
      Accounts receivable, net related to continuing operations as of May 31, 2005 and August 31, 2004 consisted of the following (in millions):

	May 31	August 31
	2005	2004

Accounts Receivable	$1,314.6	$1,585.9
Less: Allowance for doubtful accounts	24.4	35.7

Accounts Receivable, net	$1,290.2	$1,550.2

NOTE 6 —	Property and Equipment, Net
      Property and equipment, net related to continuing operations as of May 31, 2005 and August 31, 2004 consisted of the following (in millions):

	May 31	August 31
	2005	2004

Original Cost	$1,882.2	$1,877.5
Less: Accumulated depreciation	1,203.5	1,123.1

Total	$678.7	$754.4

NOTE 7 —	Commitments and Contingencies

Synthetic Leases
      Solectron has synthetic lease agreements relating to four manufacturing sites in continuing operations. The synthetic leases have expiration dates in August 2007. At the end of the lease terms, Solectron has an option, subject to certain conditions, to purchase or to cause a third party to purchase the facilities subject to the synthetic leases for the “Termination Value,” which approximates the lessor’s original cost for each facility, or may market the property to a third party at a different price. Solectron is entitled to any proceeds from a sale of the properties to third parties in excess of the Termination Value and is liable to the lessor for any shortfall not to exceed 85% of the Termination Value. Solectron has provided loans to the lessor equaling approximately 85% of the Termination Value for each synthetic lease. These loans are repayable solely from the sale of the properties to third parties in the future, are subordinated to the amounts payable to the lessor at the end of the synthetic leases, and may be credited against the Termination Values payable if Solectron purchases the properties. The approximate aggregate Termination Values and loan amounts were $101.3 million and $86.1 million, respectively, as of May 31, 2005.

SOLECTRON CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
      In addition, cash collateral of $15.2 million is pledged for the difference between the aggregate Termination Values and the loan amounts. Each lease agreement contains various affirmative covenants. A default under a lease, including violation of these covenants, may accelerate the termination date of the arrangement. Solectron was in compliance with all applicable covenants as of May 31, 2005. Monthly lease payments are generally based on the Termination Value and 30-day LIBOR index (3.08% as of May 31, 2005) plus an interest-rate margin, which may vary depending upon Solectron’s Moody’s Investors’ Services and Standard and Poor’s ratings and are allocated between the lessor and Solectron based on the proportion of the loan amount to the Termination Value for each synthetic lease.
      During fiscal 2004, Solectron determined that it is probable that the expected fair value of the properties under the synthetic lease agreements will be less than the Termination Value at the end of the lease terms by approximately $14.9 million. The $14.9 million is being accreted over the remaining lease terms. The accretion expense for the current quarter was approximately $1.1 million.
      Solectron accounts for these synthetic lease arrangements as operating leases in accordance with SFAS No. 13, “Accounting for Leases,” as amended. Solectron’s loans to the lessor and cash collateral were included in other long-term assets and restricted cash and restricted cash equivalents, respectively, in the condensed consolidated balance sheets.

Future Minimum Lease Obligations
      Future minimum payments for operating lease obligations (excluding restructured leases which are disclosed in Note 13, “Restructuring and Impairment”) related to continuing operations, including the synthetic leases discussed above, are as follows (in millions):

	Total	Short Term	Q406	FY07	FY08	FY09	FY10	Thereafter

Operating lease	$148.0	42.3	9.6	27.8	17.3	12.4	10.7	27.9

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

SOLECTRON CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
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
      Geographic information for continuing operations as of and for the periods presented is as follows (in millions):

	Three Months		Nine Months
	Ended May 31		Ended May 31

	2005	2004	2005	2004

		(Restated)		(Restated)
Geographic net sales:
United States	$713.7	$801.2	$2,328.9	$2,322.0
Other North and Latin America	420.8	461.5	1,342.5	1,308.0
Europe	354.5	412.1	1,169.8	1,246.3
Malaysia	559.4	513.1	1,510.6	1,342.7
China	311.3	548.9	1,000.9	1,463.3
Other Asia Pacific	236.3	297.4	689.9	915.4

	$2,596.0	$3,034.2	$8,042.6	$8,597.7

      Geographic net sales are attributable to the country in which the product is manufactured.

	May 31	August 31
	2005	2004

Long-lived assets:
United States	$315.9	$332.4
Other North and Latin America	168.4	182.6
Europe	126.1	144.7
Asia Pacific	280.7	330.1

	$891.1	$989.8

SOLECTRON CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
      Certain customers accounted for 10% or more of our net sales. The following table includes these customers and the percentage of net sales attributed to them:

	Three Months		Nine Months
	Ended May 31		Ended May 31

	2005	2004	2005	2004

		(Restated)		(Restated)
Cisco Systems	13.8%	12.7%	15.0%	12.2%
Nortel Networks	11.3%	***	10.8%	***

***	Less than 10%
      Solectron has concentrations of credit risk due to sales to the customers listed above as well as to Solectron’s other significant customers. In particular, Nortel Networks accounted for approximately 12.8% of total accounts receivable related to continuing operations as of May 31, 2005.

NOTE 9 —	Long-Term Debt

9.625% Senior Notes
      On February 6, 2002, Solectron issued an aggregate principal amount of $500 million of 9.625% senior notes due 2009. Solectron is required to pay interest on the notes in cash on February 15 and August 15 of each year.
      In May 2005, Solectron completed the redemption of all of the $500 million aggregate principal amount outstanding of these notes at the make-whole-premium price calculated in accordance with the terms in the indenture. Solectron redeemed these notes at 108.94549 percent of face value or $544.7 million, plus accrued and unpaid interest. Solectron recognized a loss on the early retirement of debt of approximately $52.3 million. The loss was recorded in other expense — net in the condensed consolidated statement of operations. Solectron funded the redemption with existing cash balances.

0.5% Convertible Senior Notes due 2034
      On February 17, 2004, Solectron issued $450 million of convertible senior notes, to qualified buyers in reliance on Rule 144A under the Securities Act. The notes are unsecured and unsubordinated indebtedness of Solectron and will mature on February 15, 2034.
      On February 10, 2005, Solectron completed an exchange offer with respect to its outstanding 0.5% convertible senior notes due 2034 (the “Original Notes”) for an equal amount of its newly issued 0.5% convertible senior notes, Series B due 2034 (the “New Notes”) and cash. Solectron accepted for exchange $447.3 million aggregate principal amount of outstanding notes, representing approximately 99.4% of the total outstanding notes. Upon conversion of the New Notes, Solectron will deliver $1,000 in cash for the principal amount, and at its election, either common stock or cash, for the conversion value above the principal amount. Holders electing to convert upon a change of control, prior to February 15, 2011, unless the consideration consists of at least 90% in the form of listed shares (excluding cash payments for fractional shares and cash payments made pursuant to dissenters’ appraisal rights), shall be eligible for an increase in the conversion rate in accordance to the terms of the New Notes.
      On or after February 20, 2011, Solectron will have the option to redeem all or a portion of the convertible notes that have not been previously purchased, repurchased or converted, at 100% of the principal amount of the convertible notes to be redeemed plus accrued and unpaid interest and liquidated damages owed, if any, up to, but excluding, the date of the purchase. Holders of the convertible notes may require Solectron to purchase all or a portion of the convertible notes for cash on each of February 15, 2011, 2014, 2019, 2024, and 2029 at a price equal to 100% of the principal amount of the convertible notes to be repurchased plus accrued and

SOLECTRON CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
unpaid interest, up to, but excluding, the date of repurchase. Holders will have the option, subject to certain conditions, to require Solectron to repurchase any convertible notes held by such holder in the event of a “change in control”, as defined, at a price of 100% of the principal amount of the convertible notes plus accrued and unpaid interest up to, but excluding, the date of repurchase. The convertible notes are convertible into shares of common stock of Solectron at any time prior to maturity, subject to the terms of the notes.
      After the exchange offer was complete, there were approximately $2.7 million aggregate principal amount of Original Notes outstanding. Interest on both the Original Notes and the New Notes (together, the “convertible notes”) will be paid on February 15 and on August 15 of each year. The conversion rate for the convertible notes is 103.4468 per $1,000 principal amount. As of May 31, 2005, the aggregate carrying amount of the convertible notes was $450.0 million, classified as long-term debt.

7.375% Senior Notes
      In February 1996, Solectron issued $150 million aggregate principal amount of unsubordinated notes. These notes are in denominations and have a maturity value of $1,000 each and are due on March 1, 2006. Interest is payable semiannually at a rate of 7.375% per annum. The notes may not be redeemed prior to maturity. As of May 31, 2005, the carrying amount of the notes of $150.0 million was classified as short-term debt.

Adjustable Conversion-Rate Equity Securities (ACES)
      On August 31, 2004, there were 2.6 million ACES units remaining. Each ACES unit has a stated amount of $25.00 and consisted of (a) a contract requiring the holder to purchase, for $25.00, a number of shares of Solectron common stock (subject to certain anti-dilution adjustments); and (b) a $25 principal amount of 7.97% subordinated debenture due 2006.
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
      As of May 31, 2005, there was $63.4 million outstanding of the 7.97% subordinated debentures due November 2006 which were classified as long-term debt.

Liquid Yield Option Notes (LYONs)
      On May 31, 2005, Solectron has $8.8 million aggregate accreted value of LYONs outstanding with an interest rate of 2.75%. These notes are unsecured and unsubordinated indebtedness of Solectron. Solectron will pay no interest prior to maturity. Each note has a yield of 2.75% with a maturity value of $1,000 on May 8, 2020. Each note is convertible at any time by the holder to common shares at a conversion rate of 12.3309 shares per note. Holders will be able to require Solectron to purchase all or a portion of their notes on May 8, 2010, at a price of $761.00 per note. Solectron, at its option, may redeem all or a portion of the notes at any time on or after May 8, 2003. As of May 31, 2005, the accreted value of the 2.75% LYONs is classified as long-term debt on the condensed consolidated balance sheet.

NOTE 10 —	Derivative Instruments

Fair Value of Financial Instruments
      The fair value of Solectron’s cash, cash equivalents, accounts receivable, accounts payable and borrowings under lines of credit approximates the carrying amount due to the relatively short maturity of these items.

SOLECTRON CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)

Derivatives
      Solectron enters into foreign exchange forward contracts intended to reduce the short-term impact of foreign currency fluctuations on foreign currency receivables, investments, payables and indebtedness. The gains and losses on the foreign exchange forward contracts are intended largely to offset the transaction gains and losses on the foreign currency receivables, investments, payables, and indebtedness recognized in operating results. Solectron does not enter into foreign exchange forward contracts for speculative purposes. Solectron’s foreign exchange forward contracts related to current assets and liabilities are generally three months or less in original maturity.
      As of May 31, 2005, Solectron had outstanding foreign exchange forward contracts with a total notional amount of approximately $529.3 million related to continuing operations.
      During the three months ended May 31, 2005, Solectron terminated its interest rate swap arrangement with a payment of $8.2 million. As a result, Solectron recorded a gain of approximately $6.6 million in other expense — net in the condensed consolidated statement of operations. The interest rate swap was no longer necessary due to the redemption of the 9.625% senior notes during the quarter.
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
      The following tables summarize the gross amounts and accumulated amortization for each main class as of May 31, 2005 and August 31, 2004 (in millions):

	Supply	Intellectual Property
	Agreements	Agreements	Other	Total

May 31, 2005:
Gross amount	$87.7	$61.0	$92.3	$241.0
Accumulated amortization	(86.5)	(55.8)	(82.6)	(224.9)

Carrying value	$1.2	$5.2	$9.7	$16.1

SOLECTRON CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)

	Supply	Intellectual Property
	Agreements	Agreements	Other	Total

August 31, 2004:
Gross amount	$87.7	$108.5	$92.3	$288.5
Accumulated amortization	(86.1)	(54.5)	(77.5)	(218.1)
Impairment	—	(47.5)	—	(47.5)

Carrying value	$1.6	$6.5	$14.8	$22.9

      Amortization expense for the three and nine months ended May 31, 2005 was approximately $2.2 million and $6.8 million, respectively. Annual amortization expense for these intangibles over the next five years would be approximately $7.2 million, $4.6 million, $1.9 million, $1.7 million and $0.7 million.

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
      The results from discontinued operations were as follows (in millions):

	Three Months		Nine Months
	Ended May 31		Ended May 31

	2005	2004	2005	2004

		(Restated)		(Restated)
Net sales	$—	$325.8	$15.2	$1,273.0
Cost of sales	—	274.4	14.1	1,090.3

Gross profit	—	51.4	1.1	182.7
Operating (income) expenses — net	(2.6)	(44.1)	(13.9)	126.6

Operating income	2.6	95.5	15.0	56.1
Interest income — net	—	0.4	—	1.2
Other income (expense) — net	—	(3.0)	0.9	(4.3)

Income before income taxes	2.6	92.9	15.9	53.0
Income tax expense	—	6.1	1.7	10.8

Income from discontinued operations, net of tax	$2.6	$86.8	$14.2	$42.2

      During fiscal 2004 and the first quarter of fiscal 2005, Solectron completed the sale of all of its discontinued operations. During the first nine months of fiscal 2005, Solectron decreased the net loss on disposal of those discontinued operations by approximately $3.6 million ($2.6 million was recorded in the third quarter of fiscal 2005) resulting from a few insignificant adjustments pursuant to the terms of the disposal transactions. The adjustments to the net loss on these discontinued operations are recorded in operating (income) expenses — net.
      During the second quarter of fiscal 2005, Solectron sold a building that was subject to a synthetic lease agreement. The synthetic lease agreement was associated with a discontinued operation that has been sold. As a result of the transaction, Solectron recorded a gain of approximately $0.9 million in operating (income) expenses — net as disclosed above in the nine month period ended May 31, 2005 results.

SOLECTRON CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
      During the first quarter of fiscal 2005, Solectron completed the sale of its MicroTechnology division, for cash proceeds of $30.0 million resulting in a $10.1 million pre-tax gain which is included in operating (income) expenses — net for the quarter ended November 30, 2004 as disclosed above. As a result of this disposition, Solectron transferred approximately $28.3 million from accumulated foreign currency translation gains, included in accumulated other comprehensive losses within Stockholder’s Equity and recognized that amount as part of the pre-tax gain. The sales agreement for this divestiture provides for a possible adjustment to the proceeds and gain based upon final settlement of each divestiture’s working capital at closing. Resolution of this possible working capital adjustment and other reconciling items pursuant to the sales agreement, if any, are expected to be concluded by the end of the first quarter of fiscal 2006.
      The sales agreements for all seven divestitures contain certain indemnification provisions under which Solectron may be required to indemnify the buyer of the divested business for liabilities, losses, or expenses arising out of breaches of covenants and certain breaches of representations and warranties relating to the condition of the business prior to and at the time of sale. In aggregate, Solectron is contingently liable for up to $94.8 million for a period of 12 to 24 months subsequent to the completion of the sale. As of May 31, 2005, there were no significant liabilities recorded under these indemnification obligations. Additionally, Solectron may be required to indemnify a buyer for environmental remediation costs for a period up to 10 years and not to exceed $13 million. Solectron maintains an insurance policy to cover environmental remediation liabilities in excess of reserves previously established upon the acquisition of these properties. Solectron did not record any environmental charges upon disposition of these properties.
      The current and non-current assets and liabilities of discontinued operations as of May 31, 2005 and August 31, 2004, were as follows (in millions):

	May 31	August 31
	2005	2004

Accounts receivable, net	$—	$18.3
Inventories	—	18.1

Total current assets of discontinued operations	$—	$36.4

Net property and equipment	$—	$10.1
Other assets	—	1.8

Total non-current assets of discontinued operations	$—	$11.9

Short-term debt	$—	$8.9
Accounts payable	—	26.0
Accrued employee compensation	—	7.2
Accrued expenses	—	4.3

Total current liabilities of discontinued operations	$—	$46.4

Total non-current liabilities of discontinued operations	$—	$1.8

NOTE 13 —	Restructuring and Impairment
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

SOLECTRON CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
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

Three and nine months ended May 31, 2005 and 2004
      During the three months ended May 31, 2005, Solectron approved and announced a plan to consolidate facilities, reduce the workforce in Europe and North America and impair certain long-lived assets that would result in new restructuring charges of $100-$115 million. Solectron has since revised this estimate to $80-$95 million due to lower estimated severance charges resulting from employee turnover and new business opportunities. Solectron estimates it will make approximately $70-$85 million in cash payments over the next 12 months in connection with the restructuring plan. Through May 31, 2005, Solectron recorded approximately $47.4 million of restructuring expense, primarily severance costs, related to the new plan.
      In addition, during the three months ended May 31, 2005, Solectron recorded a net credit in restructuring of approximately $6.9 million comprised of provision adjustments of $9.6 million less impairment charges of $2.7 million. The provision adjustment is primarily a result of revisions to previous estimates for severance costs for restructuring plans that commenced in fiscal 2004. The estimates were reduced due to employee turnover and the decision to continue to operate a site that was previously identified to be closed. The impairment charge of $2.7 million is related to two facilities currently held for sale. Solectron continues to revise impairment calculations, severance payouts and lease costs for vacated facilities related to previous restructuring plans. Solectron anticipates to continue to incur charges and/or credits related to previous restructuring actions until the last lease expires in 2012.
      During the nine months ended May 31, 2005, Solectron also incurred $39.6 million in impairment charges related to a sale agreement of a facility in Japan. The sale closed on May 31, 2005. As a result of the sale, Solectron transferred approximately $12.3 million from accumulated foreign currency translation losses included in other comprehensive losses within Stockholders’ Equity and recognized that amount as part of the impairment charge. The remaining $27.3 million impairment charge was recorded against property and equipment, net.
      Under all restructuring activities mentioned above, facilities and equipment subject to restructuring were primarily located in the Americas and Europe. For leased facilities that will be abandoned and subleased, the lease costs represent the present value of future lease payments subsequent to abandonment less estimated sublease income. For owned facilities and equipment, the impairment loss recognized was based on the fair value less costs to sell, with fair value based on estimates of existing market prices for similar assets.
      The other exit costs mainly represent program transfer activity between global operation sites, which are recorded as the charges are incurred.

SOLECTRON CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
      The following table summarizes restructuring charges included in the accompanying condensed consolidated statements of operations (in millions):

	Three Months		Nine Months
	Ended May 31		Ended May 31

	2005	2004	2005	2004	Nature

		(Restated)		(Restated)
Impairment of equipment and facilities, net of loss/(gain) on disposal	$2.7	$7.8	$42.4	$26.2	non-cash
Severance and benefit costs	40.2	0.2	43.5	14.9	cash
Net adjustment to equipment lease loss accrual	(0.1)	(3.2)	(0.2)	1.5	cash
Net adjustment to facility lease loss accrual	(2.4)	(3.1)	(1.5)	32.2	cash
Other exit costs	0.1	2.7	0.2	35.0	cash

Total	$40.5	$4.4	$84.4	$109.8

      The employee severance and benefit costs included in the restructuring charges recorded in the third quarter of fiscal 2005 related to approximately 2,500 full-time positions in the Americas and Europe, of which, approximately 1,000 have been eliminated. Solectron expects to eliminate all of the positions by May 31, 2006.

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

SOLECTRON CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
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
      The other exit costs mainly represent program transfer activity between global operation sites, which are recorded as the charges are incurred.

Restructuring Accrual
      The following table summarizes the restructuring accrual balance for continuing operations as of May 31, 2005 (in millions):

	Severance	Lease Accrual	Lease Accrual	Other Exit
	and Benefits	on Facilities	on Equipment	Costs	Total

Balance of accrual at August 31, 2004	$28.9	$57.5	$4.9	$1.3	$92.6
Q1-FY05 Provision	0.4	(1.0)	0.1	—	(0.5)
Q1-FY05 Cash payments	(9.8)	(9.9)	(1.7)	(0.3)	(21.7)

Balance of accrual at November 30, 2004	19.5	46.6	3.3	1.0	70.4
Q2-FY05 Provision	3.5	2.3	—	0.1	5.9
Q2-FY05 Provision adjustment	(0.6)	(0.4)	(0.2)	—	(1.2)
Q2-FY05 Cash payments	(4.2)	(4.8)	(0.4)	(0.8)	(10.2)

Balance of accrual at February 28, 2005	18.2	43.7	2.7	0.3	64.9
Q3-FY05 Provision	46.9	0.3	0.1	0.1	47.4
Q3-FY05 Provision adjustment	(6.7)	(2.7)	(0.2)	—	(9.6)
Q3-FY05 Cash Payments	(9.9)	(5.6)	(0.5)	(0.3)	(16.3)

Balance of accrual at May 31, 2005	$48.5	$35.7	$2.1	$0.1	$86.4

SOLECTRON CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
      Accruals related to restructuring activities were recorded in accrued expenses and other current liabilities in the accompanying consolidated balance sheet. Solectron expects to pay approximately $64 million in the next year related to severance and benefits, lease commitment costs and other exit costs. The remaining balance, primarily consisting of lease commitment costs on facilities is expected to be paid out through 2012.

NOTE 14 —	Loss Per Share Calculation
      Basic loss per share is computed using the weighted average number of common shares outstanding during the period.
      The computation of diluted earnings per share calculates the effect of dilutive securities on weighted average shares. Dilutive securities would include options to purchase common stock and shares issuable upon conversion of Solectron’s LYONs and ACES. If certain conversion events occur, dilutive securities would also include shares issuable upon conversion of Solectron’s 0.5% convertible senior notes.
      Loss per share data for continuing operations were computed as follows (in millions, except per share amounts):

	Three Months		Nine Months
	Ended May 31,		Ended May 31,

	2005	2004	2005	2004

				(Restated)
Basic and diluted net loss per share:
Net loss	$(66.7)	$(65.4)	$(22.3)	$(222.3)
Shares used in computation:
Weighted average shares outstanding	978.4	868.3	968.4	845.8

Basic and diluted net loss per share	$(0.07)	$(0.08)	$(0.02)	$(0.26)

      The following table summarizes the weighted average dilutive securities that were excluded from the above computation of diluted net loss per share because their inclusion would have an anti-dilutive effect (in millions):

	Three Months		Nine Months
	Ended May 31,		Ended May 31,

	2005	2004	2005	2004

Dilutive securities:
Employee stock options	40.3	44.3	37.5	43.2
Shares issuable upon conversion of LYONs	0.2	17.7	0.2	18.8
Shares issuable upon conversion of ACES	—	1.7	1.9	0.6
Shares issuable upon conversion of 0.5% notes	0.3	46.6	0.3	17.2

Total anti-dilutive shares	40.8	110.3	39.9	79.8

NOTE 15 —	Income Taxes
      SFAS No. 109, “Accounting for Income Taxes,” requires that a valuation allowance be established when it is “more likely than not” that all or a portion of deferred tax assets will not be realized. A review of all available positive and negative evidence needs to be considered, including the company’s performance, the market environment in which the company operates, the utilization of past tax credits, length of carryback and carryforward periods, and existing contracts or sales backlog that will result in future profits, among other factors. It further states that forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence such as cumulative losses in recent years in the jurisdictions to which the deferred

SOLECTRON CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
tax assets relate. Therefore, cumulative losses weigh heavily in the overall assessment. As a result of the review undertaken after the end of the third quarter of fiscal 2003, Solectron concluded that it was appropriate to establish a full valuation allowance for most of the net deferred tax assets arising from its operations in the jurisdictions to which the deferred tax assets relate. The total valuation allowance is approximately $1.6 billion as of May 31, 2005. In addition, Solectron expects to continue to provide a full valuation allowance on future tax benefits until it can demonstrate a sustained level of profitability that establishes its ability to utilize the assets in the jurisdictions to which the assets relate. Solectron incurs tax expense in certain countries which are not subject to the aforementioned valuation allowance during the three and nine months ended May 31, 2005.
      Certain of Solectron’s non-US operations are reporting taxable profits, mostly arising in offshore operations in low-cost locations. Accordingly, Solectron anticipates some tax expense in future quarters related to those operations. Solectron will not be able to offset this tax expense with unrecognized deferred tax assets described above, because, for the most part, those assets did not arise in the jurisdictions where Solectron is realizing taxable profits.
      In addition, Solectron has established contingency reserves for income taxes in various jurisdictions in accordance with SFAS No. 5 “Accounting for Contingencies.” The estimate of appropriate tax reserves is based upon the probable amount of prior tax benefit that is at risk upon audit and upon the reasonable estimate of the amount at risk. Solectron periodically reassess the amount of such reserves and adjust reserve balances as necessary.
      For the quarter ended May 31, 2005, Solectron had a benefit to the tax provision of $7 million, which had been previously established for a potential shortfall in spending commitments related to a tax holiday of a foreign subsidiary. During the quarter, a study was completed verifying that the spending commitments had been met.
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

NOTE 16 —	Subsequent Events
      In June 2005, Solectron acquired Teradyne’s Foundry East PCBA (printed circuit board assembly) manufacturing operations.
      In June 2005, Solectron acquired ServiceSource Europe Limited, a U.K. based company focused on providing outsourced inventory and logistics solutions covering the supply and repair of electronic parts.
      In June 2005, Solectron acquired McDATA’s Lumberton, New Jersey manufacturing operations and assets.
      None of the transactions noted above are material to Solectron.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Cautionary Statement Regarding Forward-Looking Statements
      With the exception of historical facts, the statements contained in this quarterly report are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are subject to the safe harbor provisions set forth in the Exchange Act. These forward-looking statements relate to matters including, but not limited to:

•	future sales and operating results;

•	our anticipation of the timing and amounts of our future obligations and commitments;

•	our expectations regarding charges relating to future tax audits;

•	our belief that our cash and cash equivalents, lines of credit and cash to be generated from continuing operations will be sufficient for us to meet our obligations for the next twelve months;

•	the capabilities and capacities of our business operations;

•	the adequacy of our restructuring provisions and timing of our restructuring actions;

•	the anticipated financial impact of recent and future acquisitions and divestitures and the adequacy of our provisions for indemnification obligations pursuant to such transactions;

•	the consummation of pending transactions;

•	our ability to comply with certain requirements of the Sarbanes-Oxley Act of 2002;

•	our exposure to foreign currency exchange rate fluctuations;

•	our belief that our current environmental liability exposure related to our facilities will not be material to our business, financial condition or results of operations; and

•	various other forward-looking statements contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
      We intend that our forward-looking statements be subject to the safe harbors created by the Exchange Act. The forward-looking statements are generally accompanied by words such as “intend,” “anticipate,” “believe,” “estimate,” “expect” and other similar words and statements and variations or negatives of these words. Our forward-looking statements are based on current expectations, forecasts and assumptions and are subject to risks, uncertainties and changes in condition, significance, value and effect, including those discussed under the heading “Risk Factors” in this report and in our reports filed with the Securities and Exchange Commission on Forms 10-K/ A, 10-Q/ A, 10-Q, 8-K, S-3 and S-4. Such risks, uncertainties and changes in condition, significance, value and effect could cause our actual results to differ materially from our anticipated outcomes. Although we believe that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate. Therefore, we can give no assurance that the results implied by these forward-looking statements will be realized. The inclusion of forward-looking information should not be regarded as a representation by our company or any other person that the future events, plans or expectations contemplated by Solectron will be achieved. Furthermore, past performance in operations and share price is not necessarily indicative of future performance. We disclaim any intention or obligation to update or revise any forward-looking statements contained in the documents incorporated by reference herein, whether as a result of new information, future events or otherwise.
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

Restatement of Prior Periods
      As described in Amendment No. 1 on Form 10K/ A to our Annual Report on Form  10-K for the year ended August 31, 2004 (the “2004 10-K/ A”), we have restated our consolidated financial statements for the years 2002 through 2004 (the “Restatement”). The 2004 10-K/ A was filed on April 14, 2005 and provides further information on the nature and impact of the Restatement.
      Certain amounts related to quarterly periods in fiscal 2004 within this Form 10-Q have been restated to reflect Restatement adjustments. The Restatement increased our net loss from continuing operations before income taxes for the nine months ended May 31, 2004 by $15.9 million. There was no impact to the net loss from continuing operations before income taxes for the three months ended May 2004. Additionally, the Restatement increased our net income for the three months ended May 31, 2004 by $0.1 million and increased our net loss for the nine months ended May 31, 2004 by $13.6 million.

Summary of Results and Key Performance Indicators
      The following table sets forth, for the three-month and nine-month periods indicated certain key operating results and other financial information (in millions):

	Three Months		Nine Months
	Ended May 31		Ended May 31

	2005	2004	2005	2004

				(Restated)
Net sales	$2,596.0	$3,034.2	$8,042.6	$8,597.7
Gross profit	134.6	155.2	448.0	409.9
Selling, general and administrative expense	109.7	103.7	310.0	331.9
Loss from continuing operations	(66.7)	(65.4)	(22.3)	(222.3)
      Management regularly reviews financial and non-financial performance indicators to assess the Company’s operating results. The following table sets forth, for the quarterly periods indicated, certain of management’s key financial performance indicators.

Three Months Ended

	May 31,	February 28,	November 30,	August 31,	May 31,
	2005	2005	2004	2004	2004

Inventory turns	8.1 turns	7.9 turns	7.1 turns	7.6 turns	7.5 turns
Days sales outstanding (DSO)	46 days	46 days	50 days	47 days	47 days
Days payable outstanding (DPO)	50 days	48 days	50 days	47 days	47 days
Cash-to-cash cycle (C2C)	41 days	44 days	51 days	48 days	48 days
Capital expenditures (in millions)	$35.9	$34.1	$32.0	$48.3	$32.8
      Inventory turns are calculated as the ratio of cost of sales compared to the average inventory for the quarter. During the third quarter of fiscal 2005, inventory turns increased due to decreases in inventory levels due to lower revenues and Lean Initiatives. DSO is calculated as the ratio of average accounts receivable for the quarter compared to daily revenue for the quarter. DSO remained consistent with the prior quarter. DPO is calculated as the ratio of average accounts payable during the quarter compared to daily cost of sales for the quarter. DPO has increased from the prior quarter due to a decrease in revenues which reduced cost of sales. The C2C cycle is determined by taking the ratio of 360 days compared to inventory turns plus DSO minus DPO. The C2C cycle has decreased from the prior quarter primarily as a result of higher inventory turns, an increase in DPO, and consistent DSO.

      Lean Initiatives encompass identifying value added activities, conducting these activities without interruption whenever a customer requests them, and performing them more effectively. In general, the Lean Initiative in our manufacturing environment attempts to provide customers with what they require using more efficient human effort, equipment, time and space.
Critical Accounting Policies
      Management is required to make judgments, assumptions and estimates that affect the amounts reported when we prepare consolidated financial statements and related disclosures in conformity with generally accepted accounting principles in the United States. Note 1, “Summary of Significant Accounting Policies,” to the consolidated financial statements in our Annual Report on Form 10-K/ A for the fiscal year ended August 31, 2004 describes the significant accounting policies and methods used in the preparation of our consolidated financial statements. Estimates are used for, but not limited to, our accounting for contingencies, allowance for doubtful accounts, inventory valuation, goodwill and intangible asset impairments, restructuring costs, and income taxes. Actual results could differ from these estimates. The following critical accounting policies are impacted significantly by judgments, assumptions and estimates used in the preparation of our consolidated financial statements.

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

      We have established contingency reserves for income taxes in various jurisdictions in accordance with SFAS No. 5 “Accounting for Contingencies”. The estimate of appropriate tax reserves is based upon the probable amount of prior tax benefit that is at risk upon audit and upon the reasonable estimate of the amount at risk. We periodically reassess the amount of such reserves and adjust reserve balances as necessary.
      For the quarter ended May 31, 2005, we had a benefit to the tax provision of $7 million, which had been previously established for a potential shortfall in spending commitments related to a tax holiday of a foreign subsidiary. During the quarter, a study was completed verifying that the spending commitments had been met.

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

	Three Months		Nine Months
	Ended May 31		Ended May 31

	2005	2004	2005	2004

				(Restated)
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	94.8	94.9	94.4	95.2

Gross profit	5.2	5.1	5.6	4.8
Operating expenses:
Selling, general and administrative	4.2	3.4	3.9	3.9
Restructuring and impairment costs	1.6	0.1	1.0	1.3

Operating (loss) income	(0.6)	1.6	0.7	(0.4)
Interest income	0.5	0.2	0.3	0.1
Interest expense	(0.7)	(1.4)	(0.6)	(1.5)
Other expense — net	(1.8)	(2.5)	(0.6)	(0.8)

Operating loss from continuing operations before income taxes	(2.6)	(2.1)	(0.2)	(2.6)
Income tax (benefit) expense	—	0.1	0.1	—

Loss from continuing operations	(2.6)%	(2.2)%	(0.3)%	(2.6)%
Discontinued operations:
Income from discontinued operations	0.1	3.1	0.2	0.6
Income tax expense	—	0.2	—	0.1

Income from discontinued operations	0.1	2.9	0.2	0.5
Net (loss) income	(2.5)%	0.7%	(0.1)%	(2.1)%

Net Sales — Continuing Operations
      Net sales decreased to $2.6 billion for the three months ended May 31, 2005 from $3.0 billion in the corresponding period of fiscal 2004. During the third quarter of fiscal 2005, revenues decreased in almost all end-markets, with the exception of the automotive end-market. The consumer end-market decreased by $0.3 billion driven by a significant drop in demand for cellular handsets and set-top boxes between periods.
      For the nine months ended May 31, 2005, net sales decreased to $8.0 billion as compared to $8.6 billion in the corresponding period of fiscal 2004. The computing and consumer end-markets both decreased by $0.4 billion during the nine months ended May 31, 2005 as compared to the same period in fiscal 2004. Our consumer business was impacted by the reasons noted above and our computing business declined due to disengagement of low-margin business and decreased demand from our customers.
      The following table depicts, for the periods indicated, revenue by market expressed as a percentage of net sales. The distribution of revenue across our markets has fluctuated, and will continue to fluctuate, as a result of customer demand.

	Three Months		Nine Months
	Ended May 31		Ended May 31

	2005	2004	2005	2004

		(Restated)		(Restated)
Computing & Storage	31.6%	28.7%	29.7%	32.0%
Consumer	12.9%	20.1%	15.4%	18.9%
Communications	21.0%	19.3%	20.2%	18.5%
Networking	23.5%	20.9%	24.2%	21.1%
Industrial	6.0%	6.1%	5.5%	5.0%
Automotive	3.4%	2.8%	3.2%	2.7%
Other	1.6%	2.1%	1.8%	1.8%

Total	100.0%	100.0%	100.0%	100.0%

International Sales — Continuing Operations
      In the three and nine months ended May 31, 2005, our international locations contributed approximately 72.5% and 71.0% of net sales, respectively, compared to approximately 73.6% and 73.0% for the corresponding period of fiscal 2004, respectively.
Major Customers — Continuing Operations
      Certain customers accounted for 10% or more of our net sales. The following table includes these customers and the percentage of net sales attributed to them:

	Three Months		Nine Months
	Ended May 31		Ended May 31

	2005	2004	2005	2004

		(Restated)		(Restated)
Cisco Systems	13.8%	12.7%	15.0%	12.2%
Nortel Networks	11.3%	***	10.8%	***

***	Less than 10%
      Our top ten customers accounted for approximately 62.2% and 61.3% of net sales for the three and nine months ended May 31, 2005, respectively, compared to approximately 60.8% and 59.9% in the corresponding periods of fiscal 2004, respectively.
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
      Our gross profit percentage increased to 5.2% and 5.6% for the three and nine months ended May 31, 2005, respectively, compared to 5.1% and 4.8% for the corresponding periods in fiscal 2004, respectively. The gross profit improvement was the result of effectively implementing the Lean Initiative in our manufacturing sites around the world and increasing discipline in our quote process for new business.
      During the three month period ended May 31, 2005, we recorded a $16.7 million charge primarily related to the tax audit of our Brazilian operation. These tax audits primarily relate to indirect taxes for inventory and other components of cost of goods sold. While we cannot be certain that additional provisions will not be required for future tax audits, we do not expect to incur this significant and type of a charge in future periods.
      Sales of inventory previously written down or written off have not been significant and have not had any material impact on our gross profits for the three and nine months ended May 31, 2005.
Selling, General and Administrative (SG&A) Expenses — Continuing Operations
      SG&A expenses increased $6.0 million, or 5.8%, for the three months ended May 31, 2005 compared to the corresponding period in fiscal 2004. SG&A expenses decreased $21.9 million, or 6.6% for the nine months ended May 31, 2005, compared to the corresponding period in fiscal 2004. As a percentage of net sales, SG&A expenses increased to 4.2% for the three months ended May 31, 2005 as compared to 3.4% in the corresponding period in fiscal 2004 and remained consistent at 3.9% for the nine months ended May 31, 2005 and May 31, 2004. The increase in SG&A as a percentage of sales between the three month periods is due to an increase in bad debt expense and fees related to the work for our recently completed restatements of our financial reports.
Restructuring and Impairment — Continuing Operations
      Total restructuring and impairment charges were $40.5 million and $84.4 million during the three and nine months ended May 31, 2005, respectively.
      During the three months ended May 31, 2005, we approved and announced a plan to consolidate facilities, reduce the workforce in Europe and North America and impair certain long-lived assets that would result in new restructuring charges of $110-$115 million. We have since revised our estimate to $80-$95 million due to lower estimated severance charges resulting from employee turnover and new business opportunities. We estimate we will make approximately $70-$85 million in cash payments over the next 12 months in connection with the restructuring plan. Through May 31, 2005, we recorded approximately $47.4 million of restructuring expense, primarily severance costs, related to the new plan.
      In addition, during the three months ended May 31, 2005, we recorded a net credit in restructuring of approximately $6.9 million. The net credit amount is primarily a result of revisions to previous estimates for severance costs for restructuring plans that commenced in fiscal 2004. The revision to estimated severance costs was driven by employee turnover and a decision to keep a site open that was previously identified to be closed. We continue to revise impairment calculations, severance payouts and lease costs for vacated facilities related to previous restructuring plans. We anticipate to continue to incur charges and/or credits related to previous restructuring actions until the last lease expires in 2012.

      During the nine months ended May 31, 2005, we also incurred $39.6 million in impairment charges related to a sale agreement of a facility in Japan. The sale closed on May 31, 2005. As a result of the sale, we transferred approximately $12.3 million from accumulated foreign currency translation losses included in other comprehensive losses within Stockholders’ Equity and recognized that amount as part of the impairment charge. The remaining $27.3 million impairment charge was recorded against property and equipment, net.
      We continue to evaluate our cost structure relative to future financial results and customer demand. If our estimates about future financial results and customer demand prove to be inadequate, our condensed consolidated financial condition and results of operations may suffer.
Interest Income — Continuing Operations
      Interest income increased $7.7 million to $12.6 million for the three months ended May 31, 2005 from $4.9 million in the corresponding period in fiscal 2004. Interest income increased $16.4 million to $27.5 million for the nine months ended May 31, 2005 from $11.1 million in the corresponding period in fiscal 2004. The increase was due to increased average cash and cash equivalent balances and higher interest rates.
Interest Expense — Continuing Operations
      Interest expense decreased $25.6 million to $17.3 million for the three months ended May 31, 2005 from $42.9 million in the corresponding period in fiscal 2004. Interest expense decreased $80.9 million to $50.3 million for the nine months ended May 31, 2005 from $131.2 million in the corresponding period in fiscal 2004. The decrease was primarily due to the retirement of approximately $1.6 billion aggregate principal amount of our LYONs and the settlement of approximately 94% of our ACES debentures during fiscal 2004. We expect that the redemption of the 9.625% senior notes on May 20, 2005, will reduce future interest expense by approximately $9 million per quarter.
Other Expense — net — Continuing Operations
      Other expense — net decreased $26.4 million to $47.8 million for the three months ended May 31, 2005 from $74.2 million in the corresponding period in fiscal 2004. Other expense — net decreased $26.0 million to $42.0 million for the nine months ended May 31, 2005 from $68.0 million in the corresponding period in fiscal 2004. During the third quarter of fiscal 2005, we completed the redemption of all of the $500 million aggregate principal amount outstanding of 9.625% senior notes and recognized a loss on the early retirement of debt of approximately $52.3 million recorded in other expense — net for the three and nine months ended May 31, 2005. We also terminated the interest rate swap agreements related to the extinguished debt during the three months ended May 31, 2005 and recorded a gain of $6.6 million in other expense – net for the three and nine months ended May 31, 2005. For the three and nine months ended May 31, 2004, other expense — net primarily consisted of a loss resulting from the early settlement of approximately 94% of our 7.25% ACES debentures of $77.7 million.
      The following tables provide the details of the redemption of the 9.625% senior notes, early settlement of our 7.25% ACES debentures and the retirement of our 3.25% LYONs due 2020 in each period presented recorded in the accompanying condensed consolidated financial statements (in millions):

	Three Months		Nine Months
	Ended May 31		Ended May 31

9.625% Senior Notes Redemption	2005	2004	2005	2004

Principal amount at maturity	$500.0	$—	$500.0	$—

Carrying value	$500.0	$—	$500.0	$—
Cash paid	544.7	—	544.7	—
Debt issuance cost write-off	7.6	—	7.6	—

Loss included in other expense — net	$(52.3)	$—	$(52.3)	$—

	Three Months		Nine Months
	Ended May 31		Ended May 31

7.25% ACES Early Settlement	2005	2004	2005	2004

Principal amount at maturity	$—	$1,012.5	$—	$1,012.5

Carrying value	$—	$1,007.5	$—	$1,007.5
Common stock issued	—	1,006.4	—	1,006.4
Cash paid	—	63.3	—	63.3
Debt issuance cost write-off	—	15.5	—	15.5

Loss included in other expense — net	$—	$(77.7)	$—	$(77.7)

	Three Months		Nine Months
	Ended May 31		Ended May 31

LYONs Retirement	2005	2004	2005	2004

Principal amount at maturity	$—	$1,617.5	$—	$1,617.5

Carrying value	$—	$950.2	$—	$950.2
Cash paid	—	950.2	—	950.2

Gain included in other expense — net	$—	$—	$—	$—

Income Taxes — Continuing Operations
      Our income tax expense was a $1.4 million benefit and $11.1 million expense, respectively, for the three and nine months ended May 31, 2005 as compared to an income tax expense of $0.3 million and $2.4 million, respectively, for the three and nine months ended May 31, 2004. We incurred net tax expense in certain countries in which we had profitable operations during the periods ended May 31, 2005.
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
      In addition, Solectron has established contingency reserves for income taxes in various jurisdictions. The estimate of appropriate tax reserves is based upon the probable amount of prior tax benefit that is at risk upon audit and upon the reasonable estimate of the amount at risk. Solectron periodically reassesses the amount of such reserves and adjust reserve balances as necessary.
      For the quarter ended May 31, 2005, we had a benefit to the tax provision of $7 million, which had been previously established for a potential shortfall in spending commitments related to a tax holiday of a foreign subsidiary. During the quarter, a study was completed verifying that the spending commitments had been met.
      On October 22, 2004, the American Jobs Creation Act (“the AJCA”) was signed into law. The AJCA includes a deduction of 85% of certain foreign earnings that are repatriated, as defined in the AJCA. The Company may choose to apply this provision to qualifying earnings repatriations in either the balance of fiscal 2005 or in fiscal 2006. Management has evaluated the effects of the repatriation provisions and determined that the Company will not elect to repatriate qualified earnings under these provisions, but will continue with its policy of indefinite reinvestments of foreign earnings.

Liquidity and Capital Resources — Continuing Operations
      Cash, cash equivalents and short-term investments increased to approximately $1.6 billion at May 31, 2005 from approximately $1.4 billion at August 31, 2004. The table below, for the periods indicated, provides selected condensed consolidated cash flow information (in millions):

	Nine Months
	Ended May 31

	2005	2004

		(Restated)
Net cash provided by (used in) operating activities of continuing operations	$702.8	$(136.6)
Net cash (used in) provided by investing activities of continuing operations	$(75.3)	$392.5
Net cash used in financing activities of continuing operations	$(505.1)	$(518.4)
      Net cash provided by operating activities was $702.8 million during the nine months ended May 31, 2005. This cash was generated by a $259.8 million decrease in accounts receivable, a $268.6 million decrease in inventories, a $52.3 loss on retirement of debt and non-cash depreciation and amortization charges of $144.6 million. These were offset by a $22.3 million loss from continuing operations. The decrease in inventory levels and accounts receivable is due to lower levels of material purchases resulting from lower revenue during the period and Lean initiatives.
      Net cash used in investing activities of $75.3 million during the nine months ended May 31, 2005 primarily consisted of $102.0 million in capital expenditures for machinery and equipment related to ongoing operations, offset by net proceeds of $30.0 million received from the disposition of one of our discontinued operations.
      Net cash used in financing activities of $505.1 million during the nine months ended May 31, 2005 primarily consisted of the proceeds from issuance of common stock of $72.5 million offset by $544.7 million of payments made to extinguish senior notes.
      As of May 31, 2005, we had available a $500 million revolving credit facility that expires on August 20, 2007. Our revolving credit facility is guaranteed by certain of our domestic subsidiaries and secured by the pledge of domestic accounts receivable, inventory and equipment, the pledge of equity interests in certain of our subsidiaries and notes evidencing intercompany debt. Borrowings under the credit facility bear interest, at our option, at the London Interbank offering rate (LIBOR) plus a margin of 2.25% based on our current senior secured debt ratings, or the higher of the Federal Funds Rate plus 1/2 of 1% or Bank of America N.A.’s publicly announced prime rate. As of May 31, 2005, there were no borrowings outstanding under this facility. We are subject to compliance with certain financial covenants set forth in this facility including, but not limited to, capital expenditures, cash interest coverage and leverage. We were in compliance with all applicable covenants as of May 31, 2005.
      In addition, we had $9.7 million in committed and $176.3 million in uncommitted foreign lines of credit and other bank facilities as of May 31, 2005 relating to continuing operations. A committed line of credit obligates a lender to loan us amounts under the credit facility as long as we adhere to the terms of the credit agreement. An uncommitted line of credit is extended to us at the sole discretion of a lender. The interest rates range from the bank’s prime lending rate to the bank’s prime rate plus 1.0%. As of May 31, 2005, borrowings and guaranteed amounts were $3.0 million under committed foreign lines of credit.
      Borrowings are payable on demand. The weighted-average interest rate was 3.08% for committed foreign lines of credit as of May 31, 2005.
      During the first quarter of fiscal 2005, we issued 6.6 million shares of common stock for total net proceeds of $64.3 million in connection with the settlement and retirement of the equity component of our remaining outstanding ACES units, as defined in the ACES agreement.
      In May 2005, we completed the redemption of all of the $500 million aggregate principal amount outstanding 9.625% senior notes due 2009 at the make-whole-premium price that is calculated in accordance with the terms in the indenture. We redeemed these notes at 108.94549 percent of face value or

$544.7 million, plus accrued and unpaid interest. We recognized a loss on the early retirement of debt of approximately $52.3 million. The loss was recorded in other expense — net in the condensed consolidated statement of operations. We funded the redemption with existing cash balances.
      $150.0 million aggregate principal amount of 7.375% senior notes is due on March 1, 2006 and our $450.0 million aggregate principal amount of 0.5% convertible senior notes is putable by the holders on February 15, 2011.
      We have synthetic lease agreements relating to four manufacturing sites for continuing operations. The synthetic leases have expiration dates in 2007. At the end of the lease term, we have an option, subject to certain conditions, to purchase or to cause a first party to purchase the facilities subject to the synthetic leases for the “Termination Value,” which approximates the lessor’s original cost for each facility, or we may market the property to a first party at a different price. We are entitled to any proceeds from a sale of the properties to first parties in excess of the Termination Value and liable to the lessor for any shortfall. We provided loans to the lessor equaling approximately 85% of the Termination Value for each synthetic lease. These loans are repayable solely from the sale of the properties to first parties in the future, are subordinated to the amounts payable to the lessor at the end of the synthetic leases, and may be credited against the Termination Value payable if we purchase the properties. The approximate aggregate Termination Values and loan amounts are $101.3 million and $86.1 million, respectively, as of May 31, 2005.
      Cash collateral of $15.2 million is pledged for the difference between the aggregate Termination Values and the loan amounts. Each synthetic lease agreement contains various affirmative covenants. A default under a lease, including violation of these covenants, may accelerate the termination date of the arrangement. We were in compliance with all applicable covenants as of May 31, 2005. Monthly lease payments are generally based on the Termination Value and 30-day LIBOR index (3.08% as of May 31, 2005) plus an interest-rate margin, which may vary depending upon our Moody’s Investors’ Services and Standard and Poor’s ratings, and are allocated between the lessor and us based on the proportion of the loan amount to the Termination Value for each synthetic lease.
      We have determined that it is probable that the expected fair value of the properties at the end of each of the various synthetic lease terms will be less than the applicable Termination Value by approximately $14.9 million The $14.9 million is being accreted over the remaining lease terms. Accretion expense during the quarter ending May 31, 2005 was $1.1 million.
      We account for these synthetic lease arrangements as operating leases in accordance with SFAS No. 13, “Accounting for Leases,” as amended. Our loans to the lessor and cash collateral were included in other long-term assets and cash and cash equivalents, respectively, in the condensed consolidated balance sheets.
      We believe that our current cash, cash equivalents, lines of credit and cash anticipated to be generated from continuing operations will satisfy our expected working capital, capital expenditures, debt service and investment requirements through at least the next 12 months.
      The following is a summary of certain obligations and commitments as of May 31, 2005 for continuing operations:

	Total	Short Term	Q406	FY07	FY08	FY09	FY10	Thereafter

Long term debt	$547.2	$—	$14.4	$68.0	$0.1	$1.2	$13.5	$450.0
Operating lease	148.0	42.3	9.6	27.8	17.3	12.4	10.7	27.9
Operating leases for restructured facilities and equipment	42.9	13.6	3.1	11.5	6.4	3.4	2.8	2.1
Other(1)	128.1	127.4	—	0.1	0.2	0.2	0.2	—

	$866.2	$183.3	$27.1	$107.4	$24.0	$17.2	$27.2	$480.0

(1)	We have guaranteed various purchase commitments for materials, supplies and services incurred during the normal course of business.

      Other long-term liabilities of $50.1 million disclosed on the condensed consolidated financial statements primarily includes deferred tax liabilities related to timing differences, which due to their nature are not projected.
Off-Balance Sheet Arrangements and Contractual Obligations
      Our off-balance sheet arrangements and contractual obligations consist of our synthetic and operating leases, our foreign exchange contracts (described in the “We are exposed to fluctuations in foreign currency exchange rates and interest rate fluctuations” Risk Factor), and certain indemnification provisions related to our seven divestitures (described in the “Discontinued Operations” portion below).
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
      The collective results from all discontinued operations for all periods presented were as follows (in millions):

	Three Months		Nine Months
	Ended May 31		Ended May 31

	2005	2004	2005	2004

		(Restated)		(Restated)
Net sales	$—	$325.8	$15.2	$1,273.0
Cost of sales	—	274.4	14.1	1,090.3

Gross profit	—	51.4	1.1	182.7
Operating (income) expenses — net	(2.6)	(44.1)	(13.9)	126.6

Operating income	2.6	95.5	15.0	56.1
Interest income — net	—	0.4	—	1.2
Other income (expense) — net	—	(3.0)	0.9	(4.3)

Income before income taxes	2.6	92.9	15.9	53.0
Income tax expense	—	6.1	1.7	10.8

Income from discontinued operations, net of tax	$2.6	$86.8	$14.2	$42.2

      Net sales, gross profit, operating (income) expenses — net, interest income — net, other income (expense) net, and income tax expense from discontinued operations decreased for the three months ended May 31, 2005 as compared to the same period in fiscal 2004 primarily due to the fact that all of the discontinued operations were sold in previous fiscal periods. During the second quarter of fiscal 2005, Solectron sold a building that was subject to a synthetic lease agreement. The synthetic lease agreement was associated with a discontinued operation that has been sold. As a result of the transaction, Solectron recorded a gain of approximately $0.9 million in operating (income) expenses — net as disclosed above.
      Net sales, gross profit, operating (income) expenses — net, interest income — net, other income (expense) net, and income tax expense from discontinued operations decreased for the nine months ended May 31, 2005 as compared to the same period in fiscal 2004 primarily due to the fact that the final discontinued operation was sold in the first quarter of fiscal 2005. Furthermore, we recorded $10.1 million pre-tax gain from the sale of the discontinued operations recorded in operating (income) expenses — net in the first quarter of fiscal 2005. As a result of this disposition, we transferred approximately $28.3 million from accumulated foreign currency translation gains, included in accumulated other comprehensive losses within Stockholders Equity and recognized that amount as part of the pre-tax gain.
      During fiscal 2004 and the first quarter of fiscal 2005, we completed the sale of all of our discontinued operations. During the first nine months of fiscal 2005, we decreased the net loss on the disposal of these discontinued operations by approximately $3.6 million ($2.6 million was recorded in the three months ended May 31, 2005) resulting from a few insignificant adjustments pursuant to the terms of the disposal transaction. For the nine months ended May 31, 2005, the adjustment to the net loss on these discontinued operations is recorded in operating (income) expenses — net as disclosed above.
      The sale agreements for all seven divestitures contain certain indemnification provisions under which we may be required to indemnify the buyer of the divested business for liabilities, losses, or expenses arising out of breaches of covenants and certain breaches of representations and warranties relating to the condition of the business prior to and at the time of sale. In aggregate, we are contingently liable for up to $94.8 million for a period of 12 to 24 months subsequent to the completion of the sale. As of May 31, 2005 there were no significant liabilities recorded under these indemnification obligations. Additionally, we may be required to indemnify a buyer for environmental remediation costs for a period up to 10 years and not to exceed $13 million. We maintain an insurance policy to cover environmental remediation liabilities in excess of reserves previously established upon the acquisition of these properties. We did not record any environmental charges upon disposition of these properties.
      The sale agreements of the discontinued operations generally include terms which may result in adjustments to the gain or loss in fiscal quarters subsequent to the closing of the sale.

RISK FACTORS

Most of our net sales come from a small number of customers; if we lose any of these customers, our net sales could decline significantly.
      Most of our annual net sales come from a small number of our customers. Our ten largest customers accounted for approximately 62.2% and 60.8% of net sales from continuing operations in the third quarter of fiscal 2005 and 2004, respectively. During the third quarter of fiscal 2005, two of these customers individually accounted for more than ten percent of our net sales. Any material delay, cancellation or reduction of orders from these or other major customers could cause our net sales to decline significantly, and we may not be able to reduce the accompanying expenses at the same time. We cannot guarantee that we will be able to retain any of our largest customers or any other accounts, or that we will be able to realize the expected revenues under existing or anticipated supply agreements with these customers. Our business, market share, consolidated financial condition and results of operations will continue to depend significantly on our ability to obtain orders from new customers, retain existing customers, realize expected revenues under existing and anticipated agreements, as well as on the consolidated financial condition and success of our customers and their customers.
      Net sales may not improve, and could decline, in future periods if there is continued or resumed weakness in customer demand, particularly in the telecommunications, computing, and consumer sectors, resulting from domestic or worldwide economic conditions.

Our customers may cancel their orders, change production quantities or locations, or delay production.
      To remain competitive, EMS companies must provide increasingly rapid product turnaround, at increasingly competitive prices, for their customers. We generally do not have long-term contractual commitments from our top customers. As a result, we cannot guarantee that we will continue to receive any orders or revenues from our customers. Customers may cancel orders at their sole discretion, change production quantities or delay production for a number of reasons outside of our control. Many of our customers have experienced from time to time significant decreases in demand for their products and services, as well as continual material price competition and sales price erosion. This volatility has resulted, and will continue to result, in our customers delaying purchases on the products we manufacture for them, and placing purchase orders for lower volumes of products than previously anticipated. Cancellations, reductions or delays by a significant customer or by a group of customers would seriously harm our results of operations by lowering, eliminating or deferring revenue without substantial offsetting reductions in our costs thereby reducing our profitability. In addition, customers may require that manufacturing of their products be transitioned from one of our facilities to another of our facilities to achieve cost reductions and other objectives. Such transfers, if unanticipated or not properly executed, could result in various inefficiencies and increased costs, including excess capacity and overhead at one facility and capacity constraints and related strains on our resources at the other, disruption and delays in product deliveries and sales, deterioration in product quality and customer satisfaction, and increased manufacturing and scrap costs all of which would have the effect of reducing our profits.

We may not be able to sell excess or obsolete inventory to customers or third parties, which could have a material adverse impact on our consolidated financial condition.
      The majority of our inventory purchases and commitments are based upon demand forecasts that our customers provide to us. The customers’ forecasts, and any changes to the forecasts, including cancellations, may lead to on-hand inventory quantities and on-order purchase commitments that are in excess of the customers’ revised needs, or on-hand inventory that becomes obsolete.
      We generally enter into agreements with our significant customers. Under these agreements, the extent of our customer’s responsibility for excess or obsolete inventory related to raw materials that were previously purchased or ordered to meet that customer’s demand forecast is defined. If our customers do not comply with their contractual obligations to purchase excess or obsolete inventory back from us and we are unable to use or sell such inventory, or if we are unsuccessful in obtaining our customers agreement to purchase such inventory contractually, our consolidated financial condition could be materially harmed. Some of our customers are in the telecommunications industry, an industry that in recent years has experienced declining revenue, large losses, negative cash flows, and several bankruptcies or defaults on borrowing arrangements. There is a risk that, in the future, these or other customers may not purchase inventory back from us despite contractual obligations, which could harm our consolidated financial condition if we are unable to sell the inventory at carrying value. In addition, enforcement of these supply agreements may result in material expenses, delays in payment for inventory and/or disruptions in our customer relationships.
      In addition, we are generally responsible for excess and obsolete inventory resulting from inventory purchases in excess of inventory needed to meet customer demand forecasts at the time the purchase commitments were made, as well as any inventory purchases outside that provided for in our agreements. For inventory which is not the customer’s responsibility, provisions are made when required to reduce any such excess or obsolete inventory to its estimated net realizable value, based on the quantity of such inventory on hand, our customers’ latest forecasts of production requirements, and our assessment of available disposition alternatives such as use of components on other programs, the ability and cost to return components to the vendor, and our estimates of resale values and opportunities. These assessments are based upon various assumptions and market conditions which are subject to rapid change, and/or which may ultimately prove to be inaccurate. Any material changes in our assumptions or market conditions could have a significant effect on our estimates of net realizable value, could necessitate material changes in our provisions for excess and obsolete inventory, and could have a material adverse impact on our consolidated financial condition. In addition, in the normal course of business, bona fide disagreements may arise over the amount and/or timing of such claims, and in order to avoid litigation expenses, collection risks, or disruption of customer relationships, we may elect to settle such disputes for lesser amounts than we believe we should be entitled to recover. In these instances, we must bear the economic loss of any such excess or obsolete inventory, which could have a material adverse impact on our consolidated financial condition.

Our non-U.S. locations represent a significant portion of our net sales; we are exposed to risks associated with operating internationally.
      Approximately 72.5% and 73.6% of our net sales from continuing operations are the result of services and products manufactured in countries outside the United States during the third quarter of fiscal 2005 and 2004, respectively. As a result of our foreign sales and facilities, our operations are subject to a variety of risks and costs that are unique to international operations, including the following:

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
      As a result of the recent economic conditions in the U.S. and internationally, and reduced capital spending as well as uncertain end-market demand, our sales have been difficult to forecast with accuracy. If there were to be continued weakness, or any further deterioration in the markets in which we operation or the business or financial condition of our customers, it would have a material adverse impact on our business, operating results and consolidated financial condition. In addition, if the economic conditions in the United States and the other markets we serve worsen, we may experience a material adverse impact on our business, operating results and consolidated financial condition.

Possible fluctuation of operating results from quarter to quarter and factors out of our control could affect the market price of our securities.
      Our quarterly earnings and/or stock price may fluctuate in the future due to a number of factors including the following:

•	differences in the profitability of the types of manufacturing services we provide. For example, high velocity and low complexity printed circuit boards and systems assembly services have lower gross profit than low volume/complex printed circuit boards and systems assembly services;

•	our ability to maximize the hours of use of our equipment and facilities is dependent on the duration of the production run time for each job and customer;

•	the amount of automation that we can use in the manufacturing process for cost reduction varies, depending upon the complexity of the product being made;

•	our customers’ demand for our products and their ability to take delivery of our products and to make timely payments for delivered products;

•	our ability to optimize the ordering of inventory as to timing and amount to avoid holding inventory in excess of immediate production needs;

•	our ability to offer technologically advanced, cost-effective, quick response, manufacturing services;

•	fluctuations in the availability and pricing of components;

•	timing of expenditures in anticipation of increased sales;

•	cyclicality in our target markets;

•	fluctuations in our market share;

•	expenses and disruptions associated with acquisitions and divestitures;

•	announcements of operating results and business conditions by our customers;

•	announcements by our competitors relating to new customers or technological innovation or new services;

•	economic developments in the electronics industry as a whole;

•	credit rating and stock analyst downgrades;

•	our ability to successfully integrate changes to our ERP system;

•	political and economic developments in countries in which we have operations; and

•	general market conditions.

      If our operating results in the future are below the expectations of securities analysts and investors, the market price of our outstanding securities could be harmed.

If we incur more restructuring-related charges than currently anticipated, our consolidated financial condition and results of operations may suffer.
      We incurred approximately $40.5 million of restructuring and impairment costs relating to continuing operations in the third quarter of fiscal 2005 and approximately $4.4 million during the third quarter of fiscal 2004. If our estimates about previous restructuring charges prove to be inadequate, our consolidated financial condition and results of operations may suffer. While we believe our capacity is appropriate for current revenue levels, we continue to evaluate our cost structure relative to future financial results and customer demand. If our estimates about future financial results and customer demand prove to be inadequate, our consolidated financial condition and consolidated results of operations may suffer.

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
      We compete with a number of different contract manufacturers, depending on the type of service we provide or the geographic locale of our operations. This industry is intensely competitive and many of our competitors may have greater manufacturing, financial, R&D and/or marketing resources than we have. In addition, we may not be able to offer prices as low as some of our competitors because those competitors may have lower cost structures as a result of their geographic location or the services they provide, or because such competitors are willing to accept business at lower margins in order to utilize more of their excess capacity. In that event, our net sales would decline. We also expect our competitors to continue to improve the performance of their current products or services, to reduce their current products or service sales prices and to introduce new products or services that may offer greater value-added performance and improved pricing. If we are unable to improve our capabilities substantially, any of these could cause a decline in sales, loss of market acceptance of our products or services and corresponding loss of market share, or profit margin compression. We have experienced instances in which customers have transferred certain portions of their business to competitors in response to more attractive pricing quotations than we have been willing to offer, and there can be no assurance that we will not lose business in the future in response to such competitive pricing or other inducements which may be offered by our competitors.

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

With regards to our internal controls over financial reporting, our success in satisfying the requirements of Section 404 of the Sarbanes-Oxley Act of 2002) in a timely manner is dependent upon our ability to remediate identified deficiencies and implement new or improved controls.
      Section 404 of the Sarbanes-Oxley Act of 2002 (“S404”) requires that we evaluate and report on the effectiveness of Solectron’s internal controls over financial reporting beginning with the annual report filed on Form 10-K for the reporting period ending August 31, 2005. In addition, our independent auditors must report on management’s evaluation of Solectron’s internal controls. We are currently in the process of evaluating, documenting and testing internal controls that will be used as the basis for the S404 management report to be included in the Form 10-K. A material weakness in our internal controls over financial reporting was identified during the quarter ended February 28, 2005. As mentioned in Item 4 to this Form 10-Q, the control issues surrounding this material weakness have been. Our ongoing evaluation and testing of internal controls may result in the identification of additional deficiencies, which may require further remediation efforts and enhancements or changes to internal controls in order to satisfy the requirements of S404. Any delay or failure to implement required new or improved controls, or difficulties encountered in the implementation of such new or improved controls, could have implications on our consolidated operating results and could result in a material weakness or weaknesses, each of which would be required to be reported in the Form 10-K.

We are exposed to fluctuations in foreign currency exchange rates and interest rate fluctuations.
      We have currency exposure arising from both sales and purchases denominated in currencies other than the functional currency of our sites. Fluctuations in the rate of exchange between the currency of the exposure and the functional currency of our sites could seriously harm our business, operating results and consolidated financial condition.
      As of May 31, 2005, we had outstanding foreign exchange forward contracts with a total notional amount of approximately $529.3 million related to continuing operations. The change in value of the foreign exchange forward contracts resulting from a hypothetical 10% change in foreign exchange rates would be offset by the remeasurement of the related balance sheet items, the result of which would not be significant.
      The primary objective of our investment activities is to preserve principal, while at the same time maximize yields without significantly increasing risk. To achieve this objective, we maintain our portfolio of cash equivalents in a variety of securities, including government and corporate obligations, certificates of deposit and money market funds. As of May 31, 2005, substantially our entire total portfolio was scheduled to mature in less than three months. A hypothetical 10% change in interest rates would not have a material effect on the fair value of our investment portfolios.

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
      See Management’s Discussion and Analysis of Financial Condition and Results of Operations for factors related to fluctuations in the exchange rates of foreign currency and fluctuations in interest rates under “Risk Factors — We are exposed to fluctuations in foreign currency exchange rates and interest rate fluctuations.”

Item 4.	Controls and Procedures

Evaluation of disclosure controls and procedures.
      In connection with the preparation and filing of this Form 10-Q, we evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the fiscal year covered by this report. Our Chief Executive Officer and Chief Financial Officer have each concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of May 31, 2005.
      During the quarter ended May 31, 2005, the Company remediated the material weakness in internal controls over financial reporting that arose from the failure to analyze certain financial statement accounts on a timely basis that was reported in Amendment No. 1 on Form 10-K/ A to Solectron’s Annual Report on Form 10-K for the year ended August 31, 2004 (the “2004 10-K/ A”). More specifically, the Company has:

•	Reconciled and analyzed its financial statement accounts as of the end of the fiscal quarter ended May 31, 2005.

•	Instituted enhanced monitoring activities in the form of (1) an expanded Financial Close Checklist which addresses the various account analysis and reconciliation issues which gave rise to the material weakness and (2) additional levels of review by regional and corporate management regarding these issues.

•	Migrated tax account roll-forwards to a centralized automated system.

•	Undertaken a review of its legal entity structure to eliminate a number of legal entities and, thus, reduce the related financial and accounting complexity.

•	Improved training, education and accounting reviews designed to ensure that all relevant personnel involved in foreign tax reporting understand and apply tax accounting in compliance with SFAS 109.
      Except as discussed above, there were no changes in the Company’s internal control over financial reporting during the quarter ended May 31, 2005, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Item 6.	Exhibits
      (a) Exhibits:

Exhibit
No.		Exhibit Description

3	.1*	Certificate of Incorporation of the Company, as amended

3	.2**	Amended and Restated Bylaws of the Company

3	.3***	Certificate of Designation Rights, Preferences and Privileges of Series A Participating Preferred Stock of the Company

10.1		Amendment to Employment Agreement dated as of April 6, 2005 by and between the Company and Michael Cannon

10.2		Amendment to Employment Agreement dated as of April 6, 2005 by and between the Company and Marc Onetto

10	.3****	Second Amendment to Credit Agreement dated June 15, 2005 among Solectron Corporation, the lending institutions party thereto, and Bank of America, N.A., as Administrative Agent

Exhibit
No.	Exhibit Description

31.1	Certification of Chief Executive Officer Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference from Exhibit 3.1 filed with Solectron’s Form 10-Q for the quarter ended February 28, 2001, Exhibit 3.1 filed with Solectron’s Form 10-Q for the quarter ended February 25, 2000, and Exhibit 3.1 filed with Solectron’s Form 10-Q for the quarter ended February 26, 1999.

**	Incorporated by reference for Exhibit 3.2 filed with Solectron’s Form 10-Q for the quarter ended November 28, 2003.

***	Incorporated by reference from Exhibit 3.3 filed with Solectron’s Annual Report on Form 10-K for the fiscal year ended August 31, 2001.

****	Incorporated by reference from Exhibit 10.1 of Registrant’s Form 8-K, filed with the Commission on June 17, 2005 (File No. 001-11098).

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

Warren Ligan
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)
Date: July 6, 2005

INDEX TO EXHIBITS

Exhibit
No.		Exhibit Description

3	.1*	Certificate of Incorporation of the Company, as amended

3	.2**	Amended and Restated Bylaws of the Company

3	.3***	Certificate of Designation Rights, Preferences and Privileges of Series A Participating Preferred Stock of the Company

10.1		Amendment to Employment Agreement dated as of April 6, 2005 by and between the Company and Michael Cannon

10.2		Amendment to Employment Agreement dated as of April 6, 2005 by and between the Company and Marc Onetto

10	.3****	Second Amendment to Credit Agreement dated June 15, 2005 among Solectron Corporation, the lending institutions party thereto, and Bank of America, N.A., as Administrative Agent

31.1		Certification of Chief Executive Officer Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2		Certification of Chief Financial Officer Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1		Certification of Chief Executive Officer Pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2		Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference from Exhibit 3.1 filed with Solectron’s Form 10-Q for the quarter ended February 28, 2001, Exhibit 3.1 filed with Solectron’s Form 10-Q for the quarter ended February 25, 2000, and Exhibit 3.1 filed with Solectron’s Form 10-Q for the quarter ended February 26, 1999.

**	Incorporated by reference for Exhibit 3.2 filed with Solectron’s Form 10-Q for the quarter ended November 28, 2003.

***	Incorporated by reference from Exhibit 3.3 filed with Solectron’s Annual Report on Form 10-K for the fiscal year ended August 31, 2001.

****	Incorporated by reference from Exhibit 10.1 of Registrant’s Form 8-K, filed with the Commission on June 17, 2005 (File No. 001-11098).