Form 10-K
period 2005-08-26
SOLECTRON CORP
filed 2005-11-09
CIK 835541

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended August 26, 2005
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
7.375% Senior Notes due 2006
7.97% Adjustable Conversion Notes
3.25% Liquid Yield Option Notes due 2020
2.75% Liquid Yield Option Notes due 2020
4.0% Liquid Yield Option Notes due 2019
Common Stock
Securities registered pursuant to Section 12(g) of the Act:
None
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K.     ☑
      Indicate by checkmark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     Yes ☑          No ☐
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No ☑
      The aggregate market value of the Registrant’s Common Stock held by non-affiliates on October 31, 2005 was approximately $1,742.5 million (based upon the last reported price of the Common Stock on the New York Stock Exchange on such date). Shares of Common Stock held by each officer, director, and holder of 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
      As of October 31, 2005, there were approximately 913.6 million shares of the Registrant’s common stock outstanding including approximately 21.3 million shares of Solectron Global Services Canada, Inc., which are exchangeable on a one-to-one basis for the Registrant’s common stock.
DOCUMENTS INCORPORATED BY REFERENCE
      The Registrant’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on January 12, 2006, which Solectron will file with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this report, is incorporated by reference in Part III of this Form 10-K to the extent stated herein.

SOLECTRON CORPORATION
2005 FORM 10-K
ANNUAL REPORT
      Solectron and the Solectron logo are registered trademarks of Solectron Corporation. All other names are trademarks and/or registered trademarks of their respective owners.

PART I

Item 1.	Business
      The information contained in this business overview is qualified in its entirety by, and is subject to, the detailed information, consolidated financial statements and notes thereto contained within this document under the Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and Supplementary Data sections. Solectron’s financial reporting year ends on the last Friday in August. For purposes of presentation in this Form 10-K, Solectron has indicated its accounting year end as August 31.
Overview
      We provide electronics manufacturing and supply chain services to original equipment manufacturers (OEMs) around the world. As a value-added contract manufacturing partner to industry leading OEMs, our customers contract with us to build their products or to obtain services related to product design, manufacturing and post-manufacturing requirements. We design, build and service products that carry the brand names of our customers.
      We serve several electronics products and technology markets. Much of our business is related to the following products:

•	Computing and storage equipment, including servers, storage systems, workstations, notebooks, and peripherals;

•	Networking equipment such as routers and switches that move traffic across the Internet;

•	Communications equipment, including wireless and wireline infrastructure products;

•	Consumer products such as cellular telephones, set-top boxes and personal/handheld communications devices;

•	Automotive electronics systems, for example, audio and navigation systems, system control modules and body electronics;

•	Industrial products, including semiconductor manufacturing and test equipment, wafer fabrication equipment controls, process automation equipment and home appliance electronics controls;

•	Medical products such as X-ray equipment, ultrasound fetal monitors, MRI scanners, blood analyzers, insulin delivery devices, ECG patient monitors, surgical robotic systems, HPLCs, spectrometers and laser surgery equipment; and

•	Other electronics equipment and products.
      Our customer base consists of many of the world’s leading technology companies, such as Cisco Systems, Ericsson, Hewlett-Packard, IBM, Pace, Lucent Technologies, Motorola, NEC, Nortel Networks and Sun Microsystems.
      Our comprehensive range of services is designed to meet customer supply chain needs throughout the product life cycle. Our services include:

•	Product design

•	Collaborative design

•	Product launch/ New Product Introduction (NPI)

•	DFX (Design for manufacturability) services

•	Printed Circuit Board Assembly (PCBA) and subsystem manufacturing

•	Systems integration and test

•	Parts management

•	Inventory management

•	Forward/ Reverse logistics

•	Repair

•	Recovery/ Remarketing

•	Feedback to design and manufacturing for quality/serviceability
      We customize these services to deliver integrated supply chain solutions to our customers. By utilizing our services, customers achieve cost, time and quality advantages that improve their competitiveness and enable them to focus on their core competencies of sales, marketing and research and development. We provide the following benefits to OEMs:

Leading Manufacturing and Service Technologies: Electronic products, electronics manufacturing and service technologies have become increasingly sophisticated and complex. This makes it difficult for OEMs to maintain the necessary expertise to manufacture and repair products internally. OEMs are motivated to work with us to gain access to our expertise in interconnect, test, process, repair and other technologies, such as lead-free manufacturing processes.

Faster Time-to-Market: Due to intense competitive pressures in the electronics industry, shorter product life cycles require OEMs to reduce the time needed to bring a product to market. OEMs often reduce time-to-market by using our services, expertise and infrastructure. For example, OEMs partner with us during the early stages of product design to expedite the transition into high volume production in our manufacturing centers.

Lower Costs: Our OEM customers realize lower costs as a result of several factors: our ability to perform services in the most cost-effective locations around the world; our ability to combine purchasing across our customer base; our ability to produce multiple products within a given facility; and our flexibility to adapt our operations to changing customer demand.

Flexibility and Responsiveness: Our flexibility and responsiveness enable us to support rapidly changing customer needs on a just-in-time value-added basis, adapting to the customer’s schedule and redirecting resources to allow for more seamless production transfers.

Consistent Quality: Our customers rely on us to consistently provide complex products that meet exacting performance criteria. Leveraging the benefits of the Solectron Production Systemtm, which combines the global capabilities of our Lean manufacturing advances with the continuous improvements derived from Six Sigma quality analysis, we reduce waste and variability throughout the supply chain, creating alignment between people, strategy, customers and processes.

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

Environmental compliance: We created a market-ready offering which is designed to help OEM customers meet Restriction of Hazardous Substances (RoHS), Waste Electrical and Electronic Equipment (WEEE) and other regulatory requirements. Current legislation and compliance requirements impact the entire supply chain, causing operational, business and product-reliability challenges. We partner with our OEM customers to ensure the conversion plan and transition approach we developed helps customers address compliance issues efficiently and effectively so their products meet regulatory requirements within appropriate deadlines.
Strategy
      Our strategy is to increase sales and earnings growth by providing cost-effective and value-added services that unlock value and competitive advantage for customers by providing integrated supply chain solutions that leverage

Solectron’s differentiated capabilities in collaborative design, lean manufacturing, and post-manufacturing services. To support this strategy we are committed to five specific areas:

Concentration on Core and Emerging Markets
      We are extending our leadership and capabilities in our core markets, which include the communications, networking, computing and storage industries. The products we manufacture and the customers we serve in these markets represent a substantial portion of our revenues and reflect our strong expertise in these areas. In addition, we participate in several growth markets including the consumer, industrial, automotive, and medical industries where we can leverage our core strengths and earn attractive returns.

Uncompromising Quality
      Quality is central to our culture. Through continual review and improvement, our goal is to exceed the expectations of our customers, achieving total customer satisfaction and providing defect-free, competitive products and solutions on time. Using several quality improvement processes and measurement techniques, we regularly monitor our performance. We have received many service and quality awards from internationally recognized quality organizations and customers, including IndustryWeek, Cisco Systems, Asyst Technologies, SGI and NCR. In addition, substantially all of our manufacturing facilities are certified under ISO international quality standards for design, manufacturing and distribution management systems. The Solectron Production Systemtm effectively applies Lean and Six Sigma quality operating principles and quality tools to identify and concentrate on value-added activities that improve time-to-market and quality for our customers. Lean Six Sigma standards deliver exceptional quality in all Solectron operations.

Efficiency and Cost Competitiveness
      We believe that a fundamental requirement for sustained growth and profitability in the Electronics Manufacturing Services (EMS) industry is to be an efficient and cost-competitive manufacturer. Therefore, we strive for efficiency throughout our organization, and have implemented several initiatives to reduce costs and increase our competitiveness. This includes an initiative to implement Lean manufacturing and Six Sigma quality methods in our operations and throughout the company. By applying these methods, we intend to increase efficiencies and eliminate activities that do not add value, resulting in a significant competitive advantage.

Align Services to Improve Customer Supply Chains
      With technologies becoming more complex and product life cycles times getting shorter, we expect that OEMs will outsource more of their electronics supply chain needs. OEMs will be looking for a trusted partner that provides these services on a seamless basis. Consequently, we are aligning our services to improve OEM supply chains and deliver lower costs, higher quality, improved flexibility and faster time-to-market. We believe these actions will position us to be the provider of choice to OEMs by delivering integrated supply chains that add value to their businesses.

Advanced Technology Processes
      We offer customers access to advanced technology processes, including design, NPI and repair expertise. Our involvement with customers’ products during the early design stages can help reduce cost and product time-to-market, improve manufacturability and quality and enable a fast ramp to volume manufacturing. We use our design capabilities to partner with our customers. We have developed common tools for industrial, electrical, mechanical and manufacturing applications designed to shorten the design cycle and maintain cost effectiveness. Our repair expertise also spans a wide range of products and advanced technologies, from the system to the component level.
Global Footprint
      Our footprint — or facilities location — strategy is to locate specific services and capabilities where we believe they can generate the greatest value at the lowest total cost. These decisions are made based on low-cost manufacturing options, proximity to our customers and prospective customers, proximity to end markets and end-users, and the location of specific resources needed to deliver value.

      We derive the majority of our revenues from low-cost locations, such as Mexico, Hungary, Romania, China, Malaysia and other parts of Asia. This reflects our belief that OEM customers are driven by the cost advantages associated with these locations.
      We identify other locations for services and other non-manufacturing capabilities based on how best to add value and availability of the necessary number of people with the skills and experience we need to create solutions and deliver world-class services. For example, we have regional design centers in the Americas, Europe and Asia. This enables us to draw from a highly skilled labor market, with the infrastructure and proximity to immediately interact with customers at critical phases of the new product life cycle.
      For certain of our post-manufacturing services, we operate repair and warranty centers based on proximity to transportation infrastructure and proximity to end-users. Solectron’s Global Services offerings help customers control costs by optimizing services and supply chains while improving turns throughout the product lifecycle.
      Our ability to serve our customers effectively also depends upon our materials management and logistic capabilities. Our locations are served by a materials organization consisting of multiple groups across multiple locations and backed by information technology. The materials group is responsible for ordering, tracking and ensuring that the correct parts are delivered to the correct locations on a just-in-time basis to meet our customers’ needs.

Americas Region
      Our U.S. facilities focus on higher value-added activities, such as design services; NPI; system integration and testing; product fulfillment; repair and logistics; as well as the manufacture of lower-volume, highly complex products. Our facilities in Latin America support the North and Latin American markets, particularly for higher volume products. Mexico’s proximity to North America is useful for production where low-cost and time-to-market, and/or geographical diversity are particular concerns for OEMs. We operate facilities that provide design, manufacturing, and post-manufacturing services in the U.S., Canada, Mexico, Puerto Rico and Brazil.

Asia Region
      Our operations in the Asia region offer high and low volume and basic and high complexity manufacturing to many geographic markets around the world. In addition to manufacturing, our facilities in Asia provide design services; NPI; system integration and testing; product fulfillment; repair and logistics.

Europe Region
      Our locations in western Europe concentrate on higher value-added services, such as design; NPI; high-complexity, low-volume manufacturing; system integration and testing; product fulfillment; parts management; logistics and repair. Our eastern European locations provide lower-cost, higher-volume electronics manufacturing services for the western European markets.
Sales and Marketing
      Sales and marketing are integrated processes involving direct salespersons, project managers and senior executives. We direct our sales resources and activities at several management and staff levels within customer and prospective customer companies. We also use independent sales representatives in certain geographic areas. We receive customer inquiries resulting from referrals, advertising and public relations activities and through our direct sales efforts. After evaluating these opportunities using our customer identification criteria, potential customer leads are assigned to direct salespersons or independent sales representatives, as appropriate.
      See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” for customer sales information.
Backlog
      Our OEM customers typically do not provide us firm purchase orders for delivery of products more than 30 to 90 days in advance. In addition, these customers may reschedule or cancel firm orders with only minor penalty. Therefore, we do not believe that the backlog of expected product sales covered by firm purchase orders is a meaningful determinant of future sales or current activity.

Competition
      The EMS industry includes many companies, several of which have substantial market share. We also face competition from current and prospective customers that evaluate our capabilities against the merits of manufacturing products internally. Other EMS companies compete with us depending on the type of service or geographic area customers require. The basis of competition in our targeted markets is proven execution, reliability, superior manufacturing technology, price, flexibility, continuity of supply, quality, responsiveness, innovative and value-adding services and ability to serve global customers.
Associates
      As of August 31, 2005, we employed approximately 53,000 associates worldwide, which includes approximately 12,000 temporary associates.
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
Environmental Matters
      We are required to comply with local, state, federal and international environmental laws and regulations relating to the treatment, storage, use, discharge, emission and disposal of hazardous materials used in our manufacturing and service processes. We are also required to comply with laws and regulations relating to occupational safety and health, product disposal and product content and labeling. In general, we are not directly responsible for compliance with laws like WEEE and RoHS. These WEEE and RoHS laws generally apply to our OEM customers; Solectron may, however, provide compliance-related services to our customers upon request. Failing to have the capability of delivering products which comply with these present and future environmental laws and regulations could restrict our ability to expand facilities, or could require us to acquire costly equipment or to incur other significant expenses to comply with environmental regulations, and could impair our relations with customers. Moreover, to the extent we are found non-compliant with any environmental laws and regulations applicable to our activities, we may incur substantial fines and penalties. We are committed to maintaining compliance in all of our facilities and to continuously improving our environmental practices.
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
      We have been, and in the future may be, held liable for remediation of sites where our hazardous materials (or those of companies we have acquired or divested) have been disposed of. We have environmental insurance in excess of reserves previously established to reduce potential environmental liability exposures posed by some of our current and former operations and facilities. To date, these liabilities have not been substantial or material to our business, consolidated financial condition and results of operations. We believe, based on our current knowledge, that the cost of any groundwater or soil clean-up that may be required at any of our facilities would not materially harm our business, consolidated financial condition and results of operations. However, it is costly to remediate contamination, and there can be no assurance that any future remediation costs would not harm our business, consolidated financial condition and results of operations.

Additional Information
      Our Internet address is http://www.solectron.com. Posted on our Internet website, free of charge, are our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission. Information accessible through our website does not constitute a part of, and is not incorporated into, this annual report on Form 10-K or into any of our other filings with the Securities and Exchange Commission.
      Solectron was first incorporated in California in August 1977 and was reincorporated in Delaware in February 1997. Our principal executive offices are at 847 Gibraltar Drive, Milpitas, California, 95035. Our main telephone number is (408) 957-8500.

Item 2.	Properties
      The table below lists our facilities leased or owned as of August 31, 2005:

Location	Square Footage	Primarily Used

Continuing Operations
Americas Region
Latin America:
Brazil	282,000	PCBA & Systems Integration, Repair & Refurbish
Mexico	814,000	PCBA, Systems Integration, Repair & Refurbish
Puerto Rico	164,000	PCBA & Systems Integration

Total Latin America	1,260,000

United States and Canada:
Canada	773,000	PCBA, Systems Integration, Repair & Refurbish, Design & Engineering
California	868,000	NPI, PCBA, Systems Integration, Repair & Refurbish, Design & Engineering
Georgia	2,000	Office
Kentucky	310,000	Repair & Refurbish
Maryland	6,000	Office
Massachusetts	132,000	NPI, PCBA & Systems Integration
Michigan	14,000	Design & Engineering
New Jersey	2,000	Office
North Carolina	1,069,000	PCBA, Systems Integration, Repair & Refurbish, Design & Engineering
South Carolina	313,000	PCBA & Systems Integration
Tennessee	275,000	Repair & Refurbish
Texas	864,000	PCBA, Systems Integration, Repair & Refurbish

Total United States and Canada	4,628,000

Americas Region Total	5,888,000

Location	Square Footage	Primarily Used

European Region
United Kingdom	195,000	Repair & Refurbish, Enclosures, Parts Management
France	332,000	PCBA, Systems Integration, Repair & Refurbish
Germany	90,000	PCBA & Systems Integration
Hungary	301,000	PCBA & Systems Integration, Repair & Refurbish
Netherlands	202,000	Repair & Refurbish, Office
Romania	460,000	PCBA & Systems Integration
Scotland	144,000	PCBA & Systems Integration, Design and Engineering
Sweden	280,000	PCBA & Systems Integration
Turkey	47,000	PCBA & Systems Integration

European Region Total	2,051,000

Asia Region
Australia	133,000	Repair & Refurbish
China	1,271,000	Design and Engineering, PCBA, Systems Integration, Repair & Refurbish
India	52,000	PCBA & Systems Integration, Repair & Refurbish
Indonesia	137,000	PCBA & Systems Integration
Japan	221,000	NPI, PCBA, Systems Integration, Repair & Refurbish
Malaysia	1,062,000	PCBA & Systems Integration
Singapore	398,000	PCBA, Systems Integration, Repair & Refurbish
Taiwan	3,000	Office

Asia Region Total	3,277,000

Total Facilities in Use	11,216,000

Total Restructured Facilities*	3,211,147

*	These facilities are excluded from the list above as they are closed or are in the process of closing as of August 31, 2005.

Item 3.	Legal Proceedings
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
      On March 6, 2003, a putative shareholder class action lawsuit was filed against Solectron and certain of its officers in the United States District Court for the Northern District of California alleging claims under Section 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 10b-5 promulgated thereunder. The case is entitled Abrams v. Solectron Corporation et al., Case No. C-03-0986 CRB. The complaint alleged that the defendants issued false and misleading statements in certain press releases and SEC filings issued between September 17, 2001 and September 26, 2002. In particular, plaintiff alleged that the defendants failed to disclose and to properly account for excess and obsolete inventory in Solectron’s former Technology Solutions business unit during the relevant time period. Additional complaints making similar allegations were subsequently filed in the same court, and pursuant to an order entered June 2, 2003, the Court appointed lead counsel and plaintiffs to represent the putative class in a single consolidated action. The Consolidated Amended Complaint, filed September 8, 2003, alleges an expanded class period of June 18, 2001 through September 26, 2002, and purports to add a claim for violation of Section 11 of the Securities Act of 1933, as amended (the “Securities Act”), on behalf of a putative class of former shareholders of C-MAC Industries, Inc., who acquired Solectron stock pursuant to the October 19, 2001 Registration Statement filed in connection with Solectron’s acquisition of C-MAC Industries, Inc. In addition, while the initial complaints focused on alleged inventory issues at the former Technology Solutions business unit, the Consolidated Amended Complaint adds allegations of inadequate disclosure and failure to properly account for excess and obsolete inventory at Solectron’s other business units. The complaint seeks an unspecified amount of damages on behalf of the putative class. On February 13, 2004 the Court denied defendants’ motion to dismiss the Complaint and on September 2, 2004 the Court signed an order provisionally certifying the Class. Solectron believes it has valid defenses to the plaintiffs’ claims. There can be no assurance, however, that the outcome of the lawsuit will be favorable to Solectron or will not have a material adverse effect on Solectron’s business, consolidated financial condition and results of operations. In addition, Solectron may be forced to incur substantial litigation expenses in defending this litigation. In August 2005, the parties reached an agreement in principal to settle the litigation on terms not material to Solectron. The parties are currently negotiating the terms of the formal written settlement agreement which they expect to execute and file with the Court in November, 2005.

Item 4.	Submission of Matters to a Vote of Security Holders
      No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.
Executive Officers of Solectron
      Our executive officers and their ages as of August 31, 2005 are as follows:

Name	Age	Position

Michael R. Cannon	52	President and Chief Executive Officer
Douglas Britt	40	Executive Vice President, Sales and Account Management
Todd DuChene	42	Senior Vice President, General Counsel and Corporate Secretary
Perry G. Hayes	52	Senior Vice President, Treasurer and Investor Relations
Warren J. Ligan	52	Senior Vice President, Chief Accounting Officer and Interim Chief Financial Officer
Craig London	59	Executive Vice President, Marketing, Strategy, Services and Corporate Development
Marty Neese	43	Executive Vice President, Program Management and Supply Chain Solutions
Kevin O’Connor	47	Executive Vice President, Human Resources
Marc Onetto	55	Executive Vice President, Operations
David Purvis	53	Executive Vice President and Chief Technical Officer
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
      Mr. Britt joined Solectron in 2000 with extensive experience in supply chain and sales management. As executive vice president, sales and account management, Mr. Britt leads Solectron’s worldwide sales organization in growing business globally, building customer relationships and overseeing the company’s account-related activities. Prior to this role, he was senior vice president of corporate accounts and, prior to that position, vice president of supply chain operations. Mr. Britt came to Solectron from Future Electronics Corporation, where he was the regional vice president for the company’s northern California division. Previously, Mr. Britt held management positions with

Sterling Electronics and Passive Technology Sales, Inc. Mr. Britt studied international business at the University of London, and holds a bachelor’s degree in business administration from California State University, Chico.
      Mr. DuChene joined Solectron in 2005 with more than 17 years of legal experience. As senior vice president, general counsel and corporate secretary, Mr. DuChene is responsible for all Solectron legal, regulatory and governmental affairs. Prior to Solectron, from 1996 to March, 2005, he served as an executive officer of Fisher Scientific International Inc., an approximately $5 billion manufacturer and distributor of scientific research, healthcare and safety products, most recently as senior vice president, corporate development, chief legal officer and secretary. Prior to that, Mr. DuChene was senior vice president, general counsel and secretary of OfficeMax, Inc., a retailer, and prior to that was a lawyer with the national law firm of Baker & Hostetler, in the firm’s Cleveland office.
      Mr. Hayes joined Solectron in 1999 with extensive financial and management experience in the technology and banking industries. As senior vice president, investor relations and treasurer, Mr. Hayes is responsible for financing and capital market activities, as well as corporate liquidity and risk management. He also manages Solectron’s interaction with investors, institutional shareholders, financial analysts and credit rating agencies. Prior to Solectron, Mr. Hayes held senior treasury positions with Dell Computer and AirTouch Communications, Inc. He also has more than 10 years of international finance and banking experience as a vice president with Bank of America, working out of the company’s San Francisco, London and New York locations. Mr. Hayes holds a master’s degree in international business from the University of South Carolina.
      Mr. Ligan joined Solectron in 2000 with more than 20 years of extensive financial and management experience. As interim chief financial officer, Mr. Ligan leads Solectron’s finance and investor relations activities. As senior vice president and chief accounting officer, Mr. Ligan is responsible for corporate accounting; tax; external reporting; financial planning and analysis; and the company’s financial shared services. Prior to this role, Mr. Ligan served as vice president, global taxation, managing Solectron’s global tax position. Mr. Ligan came to Solectron from Chiquita Brands International, where as senior vice president and chief financial officer he oversaw all corporate financial functions, as well as purchasing and IT. Prior to becoming the company’s chief financial officer, Mr. Ligan served as vice president of taxation. Before Chiquita, Mr. Ligan held a variety of financial and tax management positions with the Monsanto Company and its subsidiary G. D. Searle & Co., The Upjohn Company, Coopers & Lybrand, and Football News Co. He began his career in the corporate accounting department of Chrysler Corporation. Mr. Ligan holds a bachelor’s degree in business administration from the Walsh College of Accountancy & Business Administration, and a law degree from the Detroit College of Law. He also holds a master of law degree in taxation from DePaul University.
      Mr. London joined Solectron in 2002 with nearly 30 years of sales, marketing and engineering management experience in the electronics industry. As executive vice president, marketing, strategy, services and corporate development, Mr. London is responsible for strategic planning and market development, corporate communications, Solectron’s services business and corporate development activities. Previously, Mr. London was executive vice president and president of Solectron’s Technology Solutions business unit. Mr. London came to Solectron from Safeguard Scientifics, Inc., a diversified information technology company that identifies, develops and operates emerging technologies, where he served as an executive officer and managing director, technology products. Previously, he was president and chief executive officer of Diva Communications, Inc., a wireless communications equipment manufacturer. Mr. London also held various executive management positions including sales, service and operations in the United States and Asia during eight years with Nortel Networks. His experience also includes various management positions at Rockwell International Telecommunications, Electronic Systems Associates, Pacific Telephone and AT&T. Mr. London holds a master’s degree in business administration from Pepperdine University and a bachelor’s degree in physics from the University of California, Berkeley.
      Mr. Neese joined Solectron in 2004 with more than 15 years of sales, account management and operational leadership experience in the electronic manufacturing services industry. As a corporate officer and executive vice president of program management and supply chain solutions, Mr. Neese is responsible for worldwide customer care and end-to-end supply chain optimization. Prior to joining Solectron, Mr. Neese served as vice president of worldwide sales operations at Sanmina-SCI, where he was responsible for all customer-relationship activities, including sales, margins, quotations/proposals and customer retention. Prior to that position, Mr. Neese led Sanmina-SCI’s program management activities. Mr. Neese arrived at Sanmina-SCI by way of Jabil Circuit, where he served as an SMT line production manager and director of business development. Previously, Mr. Neese served in the U.S. Army as a battery commander and battalion supply and logistics officer. Mr. Neese holds a master’s degree in business administration from the University of Florida and a bachelor’s degree in quantitative business systems from the U.S. Military Academy.

      Mr. O’Connor joined Solectron in 2002 and has more than 20 years of experience in human resources. As executive vice president, human resources, he is responsible for Solectron’s corporate human resources program and infrastructure to support the needs of the corporation. Before joining Solectron in October 2002, Mr. O’Connor served as senior vice president, global human resources for Axcelis Technologies. Prior to Axcelis, Mr. O’Connor served as vice president, global human resources for Iomega Corporation. Before Iomega, he held a variety of senior human resources roles for Dell Computer, Frito-Lay (a division of PepsiCo) and Sperry Flight Systems. Mr. O’Connor holds a degree in management with an emphasis in industrial relations from Arizona State University.
      Mr. Onetto joined Solectron in 2003 and has nearly 30 years of experience in supply-chain and operational management, as well as finance and information systems. As executive vice president, worldwide operations, Mr. Onetto is responsible for manufacturing, materials management, quality, new product introduction, information technology, logistics and repair operations. Mr. Onetto joined Solectron after a 15-year career with GE. Most recently, he was vice president of GE’s European operations. From 1992 through 2002, he held several senior leadership positions involving global supply chain management, global quality/six sigma, and global process reengineering, and served as chief information officer in GE’s Medical Systems business. Prior to GE, Mr. Onetto spent 12 years with Exxon Corporation, serving in supply-operations, information systems and finance. Mr. Onetto holds a B.A. in economics from the University of Lyon, France, an M.S. in engineering from Ecole Centrale de Lyon and a master’s degree in industrial administration from Carnegie Mellon University, Pittsburgh.
      Mr. Purvis joined Solectron in 2003 and has more than 30 years of experience in engineering and technology management. As executive vice president and chief technical officer, Mr. Purvis is responsible for Solectron’s product design, engineering and product launch support capabilities. Prior to Solectron, Mr. Purvis served as chief technology officer with John Deere, where he led the engineering, information technology and corporate quality functions for the $15 billion agricultural and forestry equipment manufacturer. Previously, Mr. Purvis spent more than 16 years with Allied Signal/ Honeywell in a variety of senior design and engineering roles in the aerospace and automotive industries, including vice president of engineering for Honeywell’s aerospace electronics systems business. Mr. Purvis also has experience with electronics in the industrial, medical and analytical industries through several management and technology related positions with Monsanto, Fermi National Accelerator Laboratory, Packard Instruments and Allstate Insurance Company. Mr. Purvis holds a bachelor of science degree in applied mathematics from the University of Illinois.
      There is no family relationship among any of the executive officers.
PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Common Stock Information
      The following table sets forth the quarterly high and low per share sales prices of our common stock for the fiscal periods reported, as quoted on the New York Stock Exchange under the symbol “SLR.”

	High	Low

Fiscal 2005
Fourth quarter	$4.40	$3.50
Third quarter	5.10	3.08
Second quarter	6.69	4.62
First quarter	6.20	4.78
Fiscal 2004
Fourth quarter	$6.49	$4.59
Third quarter	6.55	4.39
Second quarter	8.20	5.40
First quarter	6.89	5.11
      We have not paid any cash dividends since inception and do not intend to pay any cash dividends in the foreseeable future. Additionally, the covenants to our financing agreements prohibit the payment of cash dividends. As of October 31, 2005, there were 7,754 stockholders of record based on data obtained from our transfer agent.

Issuer Purchases of Equity Securities
      On July 22, 2005, Solectron’s board of directors authorized a $250 million stock repurchase program. In October 2005, Solectron completed the stock repurchase program. Solectron repurchased and retired a total of 63.6 million shares for approximately $250.0 million.
      During the fourth fiscal quarter of 2005, Solectron repurchased 17.0 million shares of its common stock at an average price of $4.09 for approximately $69.6 million. The following table summarizes the company’s repurchases of its common stock during the quarter ended August 31, 2005 (in millions, except for per share price):

			Total Number of	Approximate Dollar
			Shares Purchased as	Value of Shares That
			Part of Publicly	May yet be
	Total Number of	Average Price Paid	Announced Plans or	Purchased Under the
	Shares Purchased	per Share	Programs	Plans or Programs

July 28, 2005-August 26, 2005	17.0	$4.09	17.0	$180.4
      As of August 26, 2005, Solectron had committed to repurchase an additional 2.7 million shares for approximately $11.2 million, which settled subsequent to August 26, 2005.

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
Five-Year Selected Financial Highlights

Consolidated Statements of Operations Data (in millions, except per share data):

	Years Ended August 31

	2005	2004	2003	2002	2001

					(Unaudited)
Net Sales	$10,441.1	$11,638.3	$9,828.3	$10,738.7	$17,436.9
Operating income (loss)	68.4	(54.9)	(2,351.9)	(3,445.2)	(126.6)
(Loss) from continuing operations	(10.5)	(262.4)	(3,008.9)	(3,069.3)	(90.5)
Income (loss) from discontinued operations, net of tax	13.9	85.0	(443.7)	(40.4)	(33.4)

Net income (loss)	$3.4	$(177.4)	$(3,452.6)	$(3,109.7)	$(123.9)
Basic and diluted net income (loss) per share:
Continuing operations	$(0.01)	$(0.30)	$(3.63)	$(3.93)	$(0.14)
Discontinued operations	0.01	0.10	(0.54)	(0.05)	(0.05)

	$—	$(0.20)	$(4.17)	$(3.98)	$(0.19)

Consolidated Balance Sheet Data (in millions)*:

	August 31

	2005	2004	2003	2002	2001

					(Unaudited)
Working capital	$2,009.4	$2,476.8	$1,696.6	$3,652.8	$6,013.0
Total assets	5,257.8	5,864.0	6,570.3	10,990.0	13,078.4
Long-term debt	540.9	1,221.4	1,816.9	3,180.2	5,027.5
Stockholders’ equity	2,444.2	2,418.9	1,471.7	4,771.4	5,148.9

*	Continuing and discontinued operations

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
      The following discussion should be read in conjunction with our consolidated financial statements and the notes related to those consolidated financial statements contained in Part II, Item 8, “Consolidated Financial Statements and Supplementary Data” of this Form 10-K.
Cautionary Statement Regarding Forward-Looking Statements
      With the exception of historical facts, the statements contained in this annual report are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are subject to the safe harbor provisions set forth in the Exchange Act. These forward-looking statements relate to matters including, but not limited to:

•	future sales and operating results, including future earnings, growth, rates and trends;

•	our anticipation of the timing and amounts of our future obligations and commitments and our ability to meet those commitments;

•	the impact of our Lean Initiative and expected future benefit;

•	our expectations regarding valuation allowances on future tax benefits in various countries;

•	our expectations regarding charges relating to future tax audits and the availability of any reserves;

•	the amount of available future cash and our belief that our cash and cash equivalents, short-term investments, lines of credit and cash to be generated from continuing operations will be sufficient for us to meet our obligations for the next twelve months;

•	the success, capabilities and capacities of our business operations;

•	the adequacy of our restructuring provisions and timing of our restructuring actions and their impact on our business or results of operations;

•	the anticipated financial impact of recent and future acquisitions and divestitures and the adequacy of our provisions for indemnification obligations pursuant to such transactions;

•	our ability to comply with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002;

•	our exposure to foreign currency exchange rate fluctuations;

•	our belief that our current or future environmental liability exposure related to our facilities will not be material to our business, financial condition or results of operations; and

•	various other forward-looking statements contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
      We intend that our forward-looking statements be subject to the safe harbors created by the Exchange Act. The forward-looking statements are generally accompanied by words such as “intend,” “anticipate,” “believe,” “estimate,” “expect” and other similar words and statements. Our forward-looking statements are based on current expectations, forecasts and assumptions and are subject to risks, uncertainties and changes in condition, significance, value and effect, including those discussed under the heading “Risk Factors” in this report and in our reports filed with the Securities and Exchange Commission on Forms 10-K, 10-Q, 8-K and S-3. Such risks, uncertainties and changes in condition, significance, value and effect could cause our actual results to differ materially from our anticipated outcomes. Although we believe that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate. Therefore, we can give no assurance that the results implied by these forward-looking statements will be realized. The inclusion of forward-looking information should not be regarded as a representation by our company or any other person that the future events, plans or expectations contemplated by Solectron will be achieved. Furthermore, past performance in operations and share price is not necessarily indicative of future performance. We disclaim any intention or obligation to update or revise any forward-looking statements contained in the documents incorporated by reference herein, whether as a result of new information, future events or otherwise.
Overview
      We provide a full range of global electronics manufacturing and supply-chain management services to the world’s leading high-tech, automotive, industrial and medical device firms.

      Sales to a relatively small number of customers historically have made up a significant portion of our net sales and we expect that trend to continue in the future. Sales to our ten largest customers accounted for 61.6%, 59.8%, and 60.6%, for fiscal 2005, 2004, and 2003, respectively. Currently, our largest customer, Cisco Systems, accounted for 10% or more of our net sales for fiscal 2005, 2004 and 2003. Also, Nortel Networks accounted for 10% or more of our net sales for fiscal 2005 and 2003.
Adjustments
      Our consolidated financial statements contained in Part II, Item 8, “Consolidated Financial Statements and Supplementary Data” of this Form 10-K reflect certain adjustments that were made to the financial statements contained in our fiscal 2005 fourth quarter earnings release dated October 5, 2005. These adjustments did not impact net income (loss) per share for any period.
      With regards to our Consolidated Statement of Operations, for the three months ended August 31, 2005, the net impact of these adjustments were as follows: operating income increased from $13.8 million to $14.8 million; income from continuing operations increased from $10.3 million to $11.8 million; and net income increased from $10.0 million to $11.5 million. For the twelve months ended August 31, 2005, the net impact of these adjustments were as follows: operating income increased from $67.4 million to $68.4 million; loss from continuing operations decreased from $12.0 million to $10.5 million; and net income increased from $1.9 million to $3.4 million.
      With regards to our Consolidated Balance Sheet as at August 31, 2005, the net impact of the adjustments were as follows: total current assets increased from $4,209.5 million to $4,222.9 million, total assets increased from $5,242.2 million to $5,257.8 million, total current liabilities increased from $2,177.5 million to $2,213.5 million, total liabilities increased from $2,777.6 million to $2,813.6 million, and stockholders’ equity decreased from $2,464.6 million to $2,444.2 million.

Summary of Results
      The following table sets forth, for the three-year periods indicated, certain key operating results and other financial information (in millions):

	Years Ended August 31

	2005	2004	2003

Net sales	$10,441.1	$11,638.3	$9,828.3
Gross profit	572.3	569.7	439.9
Selling, general and administrative expense	412.8	446.7	566.9
Interest income	38.8	15.1	27.2
Interest expense	(56.5)	(145.3)	(207.1)
Loss from continuing operations	(10.5)	(262.4)	(3,008.9)
      Net sales for fiscal 2005 decreased 10.3% to $10.4 billion compared to $11.6 billion for fiscal 2004. The decrease in net sales in fiscal 2005 compared to fiscal 2004 is primarily due to lower revenues from 3G cellular handsets and set-top boxes. Net sales for fiscal 2004 increased 18.4% to $11.6 billion compared to $9.8 billion for fiscal 2003. Our sales levels during fiscal 2004 were stronger across all our primary markets.
      Gross profit improved to 5.5% for fiscal 2005 compared to 4.9% and 4.5% for fiscal 2004 and 2003, respectively. The improvement in gross profit is primarily the result of the execution of our Lean Six Sigma manufacturing initiative (“Lean Initiative”), and increased discipline in the implementation of our quote process. The Lean Initiative has begun to give us improved flexibility, quality, and operational effectiveness and efficiency. The Lean Initiative encompasses identifying value added activities, conducting these activities without interruption whenever a customer requests them, and performing them more effectively. In general, the Lean Initiative in our manufacturing environment attempts to provide customers with what they require using more efficient human effort, equipment, time and space.
      Selling, general and administrative (SG&A) expense (including research and development costs) in absolute dollars, continued to decline in fiscal 2005. The decline was a result of our cost reduction initiatives, restructuring activities and divestures. SG&A expense was 4.0%, 3.8%, and 5.8% as a percentage of net sales for fiscal 2005, 2004, and 2003, respectively.

      Interest income increased in fiscal 2005 due to higher average cash, cash equivalent and short-term investment balances and higher interest rates.
      We have made significant progress in reducing our interest expense during the year ended August 31, 2005 and August 31, 2004 as a result of redemptions and settlements of our debt. In fiscal 2005, we completed the redemption of all of the $500 million aggregate principal amount outstanding of our 9.625% senior notes. In fiscal 2004, we completed the early settlement of approximately 94% of our outstanding ACES and the cash settlement of $950.0 million of our outstanding LYONs(tm). These two actions together decreased our outstanding debt by approximately $2.0 billion and increased equity by approximately $1.0 billion. The net effect of reducing debt and increasing equity improved our debt-to-capital ratio from 34% at the end of fiscal 2004 to 22% at the end of fiscal 2005. The debt-to-capital ratio is calculated as total debt divided by total debt plus total shareholders’ equity. Our short-term and current portion of long-term debt is now $165.7 million and our remaining long-term debt is $540.9 million.

Key Performance Indicators
      Management regularly reviews the following financial performance indicators to assess the Company’s operating results. The following table sets forth, for the quarterly periods indicated, certain of management’s key financial performance indicators.

Three Months Ended

	August 31,	May 31,	February 28,	November 30,
	2005	2005	2005	2004

Inventory turns	7.9 turns	8.1 turns	7.9 turns	7.1 turns
Days sales outstanding (DSO)	46 days	46 days	46 days	50 days
Days payable outstanding (DPO)	54 days	50 days	48 days	50 days
Cash-to-cash cycle (C2C)	38 days	41 days	44 days	51 days
Capital expenditures (in millions)	$48.4	$35.9	$34.1	$32.0

Three Months Ended

	August 31,	May 31,	February 28,	November 30,
	2004	2004	2004	2003

Inventory turns	7.6 turns	7.5 turns	7.4 turns	7.3 turns
Days sales outstanding (DSO)	47 days	47 days	49 days	50 days
Days payable outstanding (DPO)	47 days	47 days	48 days	49 days
Cash-to-cash cycle (C2C)	48 days	48 days	49 days	50 days
Capital expenditures (in millions)	$48.3	$32.8	$31.5	$37.0
      Inventory turns is calculated as the ratio of cost of sales compared to the average inventory for the quarter. The improvement in inventory turns during fiscal 2005 was primarily the result of: (1) our disciplined and focused effort on material and production planning and, (2) continued implementation of the Lean Initiative in our manufacturing sites around the world. DSO is calculated as the ratio of average accounts receivable, net, for the quarter compared to daily net sales for the quarter. DPO is calculated as the ratio of average accounts payable during the quarter compared to daily cost of sales for the quarter. The C2C cycle is determined by taking the ratio of 360 days compared to inventory turns plus DSO minus DPO. The C2C cycle has declined primarily as a result of improvements in inventory turns, DSO and DPO. Capital expenditures are primarily related to equipment purchases supporting increased demand in certain products, new programs and information technology projects.
Critical Accounting Policies and Estimates
      Management is required to make judgments, assumptions and estimates that affect the amounts reported when we prepare consolidated financial statements and related disclosures in conformity with generally accepted accounting principles in the United States. Note 1, “Summary of Significant Accounting Policies,” to the consolidated financial statements describes the significant accounting policies and methods used in the preparation of our consolidated financial statements. Estimates are used for, but not limited to, our accounting for revenue recognition, inventory valuation, allowance for doubtful accounts, goodwill, intangible assets, restructuring and related impairment costs, tm Trademark of Merill Lynch & Co. Inc.

income taxes and loss contingencies. Actual results could differ from these estimates. The following critical accounting policies are impacted significantly by judgments, assumptions and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition
      We recognize revenue from product sales or services rendered when the following four revenue recognition criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the selling price is fixed or determinable, and collectibility is reasonably assured.
      We record reductions to revenue for customer incentive programs in accordance with the provisions of Emerging Issues Task Force (EITF) Issue No. 01-09, “Accounting for Consideration Given from a Vendor to a Customer (Including a Reseller of the Vendor’s Products).” Such incentive programs include premium payments and rebates. Premium payments are recognized either up-front or over time based on an assessment of their recoverability. For those incentives that require the estimation of future sales, such as for rebates, we use historical experience and internal and customer data to estimate the sales incentive at the time revenue is recognized. In the event that the actual results of these items differ from the estimates, adjustments to the sales incentive accruals are recorded.
      From time-to-time, we sell extended warranty services at the time of product shipment. The revenue associated with the extended warranty is deferred and recognized over the extended warranty period. Where the extended warranty is not separately priced, the amount deferred at the time of shipment is computed based on the relative fair values of the deliverables sold in accordance with EITF Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.”
      Certain customer arrangements require evaluation of the criteria outlined in EITF Issue No. 99-19, “Reporting Revenue Gross as a Principal Versus Net as an Agent,” in determining whether it is appropriate to record the gross amount of product sales and related costs or the net amount earned as commissions. Generally, when we are primarily obligated in a transaction, are subject to inventory risk, have latitude in establishing prices and selecting suppliers, change the product or perform the service, or have several but not all of these indicators, revenue is recorded gross. If we are not primarily obligated, we generally record the net amounts as commissions earned.

Inventory Valuation
      Our inventories are stated at the lower of weighted average cost or market. Our industry is characterized by rapid technological change, short-term customer commitments and rapid changes in demand, as well as other lower of cost or market considerations. We make provisions for estimated excess and obsolete inventory based on our regular reviews of inventory quantities on hand and the latest forecasts of product demand and production requirements from our customers. Our provisions for excess and obsolete inventory are also impacted by our contractual arrangements with our customers including our ability or inability to re-sell such inventory to them. If actual market conditions or our customers’ product demands are less favorable than those projected or if our customers are unwilling or unable to comply with any contractual arrangements related to excess and obsolete inventory, additional provisions may be required.

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

Goodwill
      In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”, we review the carrying amount of goodwill for impairment on an annual basis during the fourth quarter (as of June 1). Additionally, we perform an impairment assessment of goodwill whenever events or changes in circumstances indicate that the carrying value of goodwill may not be recoverable. Significant changes in circumstances can be both internal to our strategic and financial direction, as well as changes to the competitive and economic landscape. With the change to one operating segment as of Sept 1, 2003, we determined that there was a single reporting unit for the purpose of goodwill impairment tests under SFAS No. 142. For purposes of assessing the impairment of our goodwill, we estimate the value of the reporting unit using our market capitalization as the best evidence of fair value. This fair value is then compared to the carrying value of the reporting unit. If the fair value of the reporting unit is less than its carrying value, we then allocate the fair value of the unit to all the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit’s fair value was the purchase price to acquire the reporting unit. The excess of the fair value of the reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of the goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The process of evaluating the potential impairment of goodwill is subjective and requires judgment at many points during the test including future revenue forecasts, discount rates and various reporting unit allocations.

Intangible Assets
      Intangible assets consist of supply agreements, intellectual property, and contractual and non-contractual customer relationships obtained in acquisitions. Intangible assets are evaluated for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. Impairment is measured by comparing the intangible assets carrying amounts to the fair values as determined using discounted cash flow models. There is significant judgment involved in determining these cash flows.

Restructuring and Related Impairment Costs
      Over the past few years, we have recorded restructuring and impairment costs as we rationalized our operations in light of customer demand declines and the economic downturn. These measures, which included reducing the workforce, consolidating facilities and changing the strategic focus of a number of sites, were largely intended to align our capacity and infrastructure to anticipated customer demand and transition our operations to lower cost regions. The restructuring and impairment costs include employee severance and benefit costs, costs related to leased facilities abandoned and subleased, impairment of owned facilities no longer used by us which will be disposed, costs related to leased equipment that has been abandoned, and impairment of owned equipment that will be disposed. For owned facilities and equipment, the impairment loss recognized was based on the fair value less costs to sell, with fair value estimated based on existing market prices for similar assets. Severance and benefit costs and other costs associated with restructuring activities initiated prior to January 1, 2003 were recorded in compliance with EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity.” Severance and benefit costs associated with restructuring activities initiated on or after January 1, 2003 are recorded in accordance with SFAS No. 112, “Employer’s Accounting for Postemployment Benefits,” and SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits” as we concluded that we had a substantive severance plan. In accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, the estimated lease loss accrued for leased facilities abandoned and subleased after December 31, 2002 represents the fair value of the lease liability as measured by the present value of future lease payments subsequent to abandonment less the present value of any estimated sublease income. For those facilities abandoned and subleased before January 1, 2003, as part of restructuring activities under EITF Issue No. 94-3, the estimated lease loss represents payments subsequent to abandonment less any estimated sublease income. In order to estimate future sublease income, we work with real estate brokers to estimate the length of time until it can sublease a facility and the amount of rent it can expect to receive. Estimates of expected sublease income could change based on factors that affect our ability to sublease those facilities such as general economic conditions and the real estate market, among others.

Income Taxes
      We currently have significant deferred tax assets in certain jurisdictions resulting from tax credit carry-forwards, net operating losses and other deductible temporary differences, which will reduce taxable income in such jurisdictions in future periods. We have provided valuation allowances for future tax benefits resulting from foreign net operating loss carry-forwards and for certain other U.S. and foreign deductible temporary differences where we believe future realizability is in doubt. SFAS No. 109 requires a valuation allowance be established when it is “more likely than not” that all or a portion of deferred tax assets will not be realized, and further provides that it is difficult to conclude that a valuation allowance is not needed when there is negative evidence in the form of cumulative losses in recent years. Therefore, cumulative losses weigh heavily in the overall assessment. We established a valuation allowance in the third quarter of fiscal 2003 for most of our deferred tax assets because prior losses and an uncertain future outlook did not support projections of profitability sufficient to establish our ability to use those deferred tax assets in future periods. We have not yet established sustained profitability since that time which would support recognition of deferred tax assets generated in prior and current periods. As a result of our assessment, our total valuation allowance on deferred tax assets arising from continuing operations is approximately $1.7 billion at August 31, 2005. We expect to record a full valuation allowance on future tax benefits until we reach a sustained level of profitability in the countries in which deferred tax assets arise.
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

Loss Contingencies
      We are subject to the possibility of various loss contingencies arising in the ordinary course of business (for example, environmental and legal matters). We consider the likelihood and our ability to reasonably estimate the amount of loss in determining the necessity for, and amount of, any loss contingencies. Estimated loss contingencies are accrued when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. We regularly evaluate information available to us to determine whether any such accruals should be adjusted. Such revisions in the estimates of the potential loss contingencies could have a material impact on our consolidated results of operations and financial position.

Recent Accounting Pronouncements
      In December 2004, the FASB issued SFAS No. 123R, “Share Based Payment: An Amendment of FASB Statements No. 123 and 95.” This statement requires that the cost resulting from all share-based payment transactions be recognized in the consolidated financial statements. In March 2005, the Securities and Exchange Commission (“SEC”) released SEC Staff Accounting Bulletin No. 107, “Share-Based Payment” (“SAB No. 107”). SAB No. 107 provides the SEC’s staff’s position regarding the application of SFAS No. 123R and certain SEC rules and regulations, and also provides the staff’s views regarding the valuation of share-based payment arrangements for public companies. We adopted SFAS 123R, utilizing the modified prospective method, in the first quarter of fiscal 2006 and will continue to evaluate the impact of SFAS 123R on our operating results and financial condition. Our assessment of the estimated compensation charges is affected by our stock price as well as assumptions regarding a number of complex and subjective variables and the related tax impact. These variables include, but are not limited to, our stock price volatility and employee stock option exercise behaviors.
      See Note 1 to the Consolidated Financial Statements in Item 8 for a description of other recent accounting pronouncements, including the expected dates of adoption and estimated effects, if any, on results of operations and financial condition.

Results of Operations for Fiscal Years 2005, 2004 and 2003
      The following table summarizes certain items in the consolidated statements of operations as a percentage of net sales. The financial information and the discussion below should be read in conjunction with the accompanying consolidated financial statements and notes thereto. The discussion following the table is provided separately for continuing and discontinued operations. In fiscal 2004 and 2003, certain operations we planned to divest qualified for discontinued operations classification. Accordingly, our consolidated statements of operations include these results in discontinued operations for all periods presented. Information related to the results of discontinued operations is provided separately following the continuing operations discussion.

	Years Ended August 31

	2005	2004	2003

Net sales	100.0%	100.0%	100.0%
Cost of sales	94.5	95.1	95.5

Gross profit	5.5	4.9	4.5
Operating expenses:
Selling, general and administrative	4.0	3.8	5.8
Restructuring and impairment costs	0.9	1.5	6.2
Goodwill impairment	—	—	16.5

Operating income (loss)	0.6	(0.5)	(23.9)
Interest income	0.4	0.1	0.3
Interest expense	(0.6)	(1.2)	(2.1)
Other (expense) income-net	(0.4)	(0.7)	0.5

Operating income (loss) from continuing operations before income taxes	—	(2.3)	(25.3)
Income tax (benefit) expense	0.1	—	5.4

Loss from continuing operations	(0.1)%	(2.3)%	(30.6)%
Discontinued operations:
Income (loss) from discontinued operations	0.1	0.7	(3.4)
Income tax expense	—	—	1.1

Income (loss) on discontinued operations	0.1	0.7	(4.5)
Net income (loss)	—%	(1.6)%	(35.1)%

Net Sales — Continuing Operations
      For the year ended August 31, 2005, net sales decreased 10.3% to $10.4 billion from $11.6 billion in fiscal 2004. The decrease was in most end-markets, with the exception of the networking and automotive end-markets, which increased 3.8% and 9.9% respectively. Specific decreases include a 36.2% decrease in sales of consumer products; a 9.8% decrease in sales of computing and storage; a 5.5% decrease in sales of communication products; and a 2.5% decrease in industrial products. Year over year, the consumer end-market decreased by $0.8 billion driven by a significant drop in demand for 3G cellular handsets and set-top boxes. The set-top box business was adversely impacted due to the existing product reaching end-of-life and newer model programs not yet ramping sufficiently to replace the revenue decline. The computing end-market decreased by $0.3 billion, primarily as a result of the disengagement from certain low-margin programs. The communication market decreased by $0.1 billion primarily as a result of seasonality and product transfers.
      The increase from 2003 to 2004 was due to increased sales levels across all primary markets. Specific increases included a 10.1% increase in the sale of computing and storage products; a 12.4% increase in the sale of networking products; a 2.7% increase in the sale of communication products; a 72.8% increase in sales of consumer products; a 69.1% increase in the sale of industrial products; and a 21.3% increase in the sale of automotive products. The increased sales levels were due to stronger demand from existing programs, as well as growth from our new and existing customers. The consumer end-market represented our largest dollar increase in revenue year-over-year at approximately $950 million. This increase in the consumer market was driven by demand for handheld devices, cellular handsets and set-top boxes in fiscal 2004.

      The following table depicts, for the periods indicated, revenue by market expressed as a percentage of net sales. The distribution of revenue across our markets has fluctuated, and will continue to fluctuate, as a result of numerous factors, including but not limited to: increased business from new and existing customers; fluctuations in customer demand; seasonality of our customers markets; and growth in market outsourcing.

	Years Ended August 31

	2005	2004	2003

Computing & Storage	30.6%	30.5%	32.7%
Networking	25.0%	21.6%	22.8%
Communications	19.8%	18.8%	21.7%
Consumer	13.7%	19.3%	13.2%
Industrial	5.9%	5.4%	3.8%
Automotive	3.2%	2.6%	2.6%
Other	1.8%	1.8%	3.2%

Total	100.0%	100.0%	100.0%

International Sales
      International locations contributed 70.1% of consolidated net sales in fiscal 2005, compared with 72.3% in fiscal 2004 and 67.3% in fiscal 2003. The following table indicates geographic net sales that are attributable to the country in which the product is manufactured (in millions):

	Years Ended August 31

	2005	2004	2003

Geographic net sales:
United States	$3,127.1	$3,219.4	$3,217.7
Other North and Latin America	1,633.6	1,836.2	1,358.7
Europe	1,497.3	1,667.4	1,590.4
Malaysia	2,013.2	1,853.4	1,455.0
China	1,268.2	1,914.6	1,091.3
Other Asia Pacific	901.7	1,147.3	1,115.2

	$10,441.1	$11,638.3	$9,828.3

Major Customers
      Net sales to major customers as a percentage of net sales were as follows:

	Years Ended August 31

	2005	2004	2003

Cisco Systems	15.7%	13.2%	11.9%
Nortel Networks	10.8%	*	12.9%

*	less than 10%
      Our top ten customers accounted for 61.6% of net sales in fiscal 2005, 59.8% of net sales in fiscal 2004 and 60.6% of net sales in fiscal 2003. We cannot guarantee that these or any other customers will not increase or decrease as a percentage of consolidated net sales either individually or as a group. Consequently, any material decrease in sales to these or other customers could materially harm our consolidated results of operations.
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
      Gross profit improved to 5.5% for fiscal 2005 compared to 4.9% and 4.5% for fiscal 2004 and 2003, respectively. The improvement in gross profit is primarily the result of the execution of our Lean Six Sigma manufacturing initiative (“Lean Initiative”), and increased discipline in the implementation of our quote process. The Lean Initiative has begun to give us improved flexibility, quality, and operational effectiveness and efficiency. The Lean Initiative encompasses identifying value added activities, conducting these activities without interruption whenever a customer requests them, and performing them more effectively. In general, the Lean Initiative in our manufacturing environment attempts to provide customers with what they require using more efficient human effort, equipment, time and space.
      We continue to drive a number of initiatives to improve our gross profit: (1) improving flexibility, quality, and operational effectiveness and efficiency; (2) improving capacity utilization; (3) ensuring contractual relationships reflect the value provided by our operations; (4) a disciplined pricing model; (5) engaging with our customers in collaborative design; and (6) profitability-based sales force compensation. Over time, gross profit may continue to fluctuate.
      During the second quarter of fiscal 2003, we recorded a charge of approximately $76.3 million related to excess and obsolete inventory. Sales of inventory previously written down or written off have not been significant and have not had any material impact on our gross profit to date.
Selling, General and Administrative (SG&A) Expenses — Continuing Operations
      SG&A expenses decreased $33.9 million, or 7.6%, for fiscal 2005 compared to fiscal 2004. SG&A expenses decreased $120.2 million, or 21.2%, for fiscal 2004 compared to fiscal 2003. As a percentage of net sales, SG&A expenses increased to 4.0% in fiscal 2005 from 3.8% in fiscal 2004, and decreased from 5.8% in fiscal 2003. The overall dollar decrease in SG&A expense was due to headcount and SG&A expense reduction resulting from the full realization of our cost reduction initiatives and our restructuring initiatives that began in fiscal year 2003 plus reductions in bad debt expense offset by costs for Sarbanes-Oxley compliance.
Restructuring and Impairment Costs — Continuing Operations
      In recent years, we have initiated a series of restructuring measures, including reducing the workforce, and consolidating facilities, that were intended to align our capacity and infrastructure to anticipated customer demand and transition our operations to lower cost regions. This has enhanced our ability to provide cost-effective manufacturing service offerings, which enables us to retain and expand our existing relationships with customers and attract new business.
      We have recognized restructuring and impairment costs of $91.1 million, $177.9 million and $604.8 million (excluding goodwill impairments) during fiscal 2005, 2004 and 2003, respectively.
      During fiscal 2005, we approved and commenced a new plan to consolidate facilities, reduce the workforce in Europe and North America and impair certain long-lived assets that would result in restructuring charges of approximately $80.0 - $95.0 million. These restructuring actions are to further consolidate facilities, reduce the workforce in Europe and North America and impair certain long-lived assets. These restructuring actions will result in future savings in salaries and benefits and depreciation expense that would impact cost of goods sold and SG&A expenses in future consolidated statements of operations. Through August 31, 2005, we recorded approximately $56.9 million of restructuring expense, primarily severance costs, related to the plan. We expect to complete these restructuring actions by the end of the third quarter of fiscal 2006. During fiscal year 2005, the Company also recorded a $35.9 million impairment of tangible assets in connection with the sale of a facility in Japan.
      Excluding the new activity noted above, restructuring costs over the past three fiscal years included the elimination of approximately 27,000 full time positions primarily in the Americas and Europe regions. In addition, these charges related to the closure and consolidation of facilities and impairment of certain long-lived assets. These restructuring activities are substantially complete as of August 31, 2005. However, we expect to incur nominal restructuring charges which will consist of both cash and non-cash charges during the next fiscal year as we continue to sell the restructured long-lived assets and revise previous estimates. Revisions to estimates, if any, would primarily be due to changes in assumptions used for the facility lease loss accrual.
      We continually evaluate our cost structure relative to anticipated customer demand. If our estimates about future customer demand prove to be incorrect, our consolidated financial condition and consolidated results of operations may suffer.
      See Note 14, “Restructuring,” to the consolidated financial statements for further discussion of our restructuring activities.
      We have impaired certain intangible assets. As a result of impairment tests performed during fiscal years 2004 and 2003, we recorded approximately $47.5 million and $171.7 million, respectively, in non-cash impairment charges. For fiscal 2004, the intangible impairment charges were the result of our disengagement from certain product lines. For fiscal 2003, the intangible impairment charges were the result of reduced expectations of sales to be realized under certain supply agreements.
Goodwill Impairment — Continuing Operations
      There was no goodwill impairment in fiscal years 2005 and 2004. In fiscal year 2003, we recorded approximately $1.6 billion of goodwill impairment, primarily as a result of significant negative industry and economic trends. See Note 15, “Goodwill and Intangible Assets,” to the consolidated financial statements for further discussion.
Interest Income — Continuing Operations
      Interest income increased $23.7 million to $38.8 million for fiscal 2005 from $15.1 million in fiscal 2004 and $27.2 million in fiscal 2003. This was due to increased average cash, cash equivalent and short-term investment balances and higher average interest rates.
Interest Expense — Continuing Operations
      Interest expense decreased $88.8 million to $56.5 million for fiscal 2005 from $145.3 million in fiscal 2004, and interest expense was $207.1 million in fiscal 2003. The decrease in interest expense during fiscal 2005 was primarily due to the retirement of approximately $1.6 billion aggregate principal amount of our LYONstm and the settlement of approximately 94% of our ACES debentures during fiscal 2004. We also completed the redemption of the 9.625% senior notes on May 20, 2005 which further decreased interest expense.
Other (Expense) Income — Net — Continuing Operations
      Other (expense) income — net for fiscal 2005 was ($45.5) million, compared to ($80.6) million in fiscal 2004 and $48.4 million in fiscal 2003. In fiscal 2005, other (expense) income — net consisted primarily of a $52.3 million loss related to the early retirement of our 9.625% senior notes. In fiscal 2004, other (expense) income — net consisted primarily of a loss resulting from the early settlement of approximately 94% of our ACES of $77.7 million and a $15.2 million loss resulting from the sale of our minority interest in ECS Holdings Limited. In fiscal 2003, other (expense) income — net primarily consists of gains on retirement of our LYONstm.
      The remaining components of other (expense) income — net include foreign currency gains and losses and other miscellaneous income and expense items.

      The following tables provide the details of our redemption of our 9.625% senior notes, the early settlement of our 7.25% ACES debentures, the retirement of our 2.75% LYONstm due 2020 and the retirement of our 3.25% LYONstm due 2020 in each period presented recorded in the accompanying consolidated financial statements (in millions):
      9.625% Senior Notes Redemption

	Years Ended August 31

	2005	2004	2003

Principal amount at maturity	$500.0	$—	$—

Carrying value	$500.0	$—	$—
Cash paid	544.7	—	—
Debt issuance cost write-off	7.6	—	—

Loss included in other expense — net	$(52.3)	$—	$—

7.25% ACES Early Settlement

	Years Ended August 31

	2005	2004	2003

Principal amount at maturity	$—	$1,012.5	$—

Carrying value	$—	$1,007.5	$—
Common stock issued	—	1,006.6	—
Cash paid	—	63.3	—
Write off of debt issuance costs	—	15.3	—

Loss included in other (expense) income — net	$—	$(77.7)	$—

LYONstm Retirement

	Years Ended August 31

	2005	2004	2003

Principal amount at maturity	$—	$1,617.5	$1,771.1

Carrying value	—	$950.2	$1,047.8
Cash paid and payable	—	950.2	1,008.4

Gain included in other (expense) income — net	$—	$—	$39.4

      See “Basis of Presentation” and “Recent Accounting Pronouncements,” of Note 1, “Summary of Significant Accounting Policies,” to the consolidated financial statements, for further discussion of other (expense) income — net.
Income Taxes — Continuing Operations
      Our income tax expense was $15.7 million in fiscal 2005. We recorded an income tax benefit of $3.3 million in fiscal 2004, and an income tax expense of $525.5 million in fiscal 2003. During fiscal 2003, management determined that a valuation allowance was required with respect to deferred tax assets, which resulted in the tax expense incurred during the period.
      The effective income tax rate is largely a function of the balance between income and losses from domestic and international operations. Our international operations, taken as a whole, have been subject to tax at a lower rate than operations in the United States, primarily due to tax holidays granted to certain of our overseas sites in Malaysia and Singapore. The Malaysian tax holiday is effective through January 2012, subject to certain conditions, including maintaining certain levels of research and development expenditures. The Singapore tax holiday is effective through March 2011, subject to certain conditions.
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
Liquidity and Capital Resources — Continuing Operations
      Cash, cash equivalents, and short-term investments increased to approximately $1.7 billion at August 31, 2005 from approximately $1.4 billion at August 31, 2004. The table below, for the periods indicated, provides selected consolidated cash flow information (in millions):

	Years Ended August 31

	2005	2004	2003

Net cash provided by (used in) operating activities of continuing operations	$947.3	$(8.6)	$281.0
Net cash (used in) provided by investing activities of continuing operations	$(112.2)	$497.1	$384.8
Net cash used in financing activities of continuing operations	$(570.0)	$(510.4)	$(1,016.3)
      Cash provided by operating activities of $947.3 million during fiscal year 2005. This provision of cash was the result of a $362.9 million decrease in accounts receivable, net, a $348.5 million decrease in inventories, non-cash depreciation and amortization charges of $193.3 million offset by a $10.5 million loss from continuing operations. The decreases in inventory levels and accounts receivable, net are consistent with lower net sales and improved turns.
      We used cash in investing activities of $112.2 million during fiscal year 2005 primarily due to capital expenditures of $150.4 million, acquisitions having a net cash impact of $42.2 million and purchases of short-term investments of $28.8 million. This was offset by proceeds received from the sale of property and equipment of $32.1 million, divestitures proceeds of $61.8 million and receipts upon settlement of a synthetic lease of $31.4 million.
      We used cash in financing activities of $570.0 million during fiscal year 2005 primarily due to the payment made to redeem senior notes for $544.7 million and payments made on other debt arrangements of $23.8 million.
      As of August 31, 2005, we had available a $500 million secured revolving credit facility that expires on August 20, 2007. The facility amended and restated a previous $250 million secured credit facility. Our revolving credit facility is guaranteed by certain of our domestic subsidiaries and secured by the pledge of domestic accounts receivable, inventory and equipment, the pledge of equity interests in certain of our subsidiaries and notes evidencing intercompany debt. Borrowings under the credit facility bear interest, at our option, at the London Interbank Offering Rate (LIBOR) plus a margin of 2.25% based on our current senior secured debt ratings, or the higher of the Federal Funds Rate plus 1/2 of 1% or Bank of America N.A.’s publicly announced prime rate. As of August 31, 2005, there were no borrowings outstanding under this facility. We are subject to compliance with certain financial covenants set forth in these facilities including, but not limited to, capital expenditures, cash interest coverage, and leverage. We were in compliance with all applicable covenants as of August 31, 2005.
      In addition, we had $9.6 million in committed and $45.8 million in uncommitted foreign lines of credit and other bank facilities as of August 31, 2005 relating to continuing operations. A committed line of credit obligates a lender to loan us amounts under the credit facility as long as we adhere to the terms of the credit agreement. An uncommitted line of credit is extended to us at the sole discretion of a lender. The interest rates range from the bank’s prime lending rate to the bank’s prime rate plus 1.0%. As of August 31, 2005, borrowings and guaranteed amounts were $2.9 million under committed foreign lines of credit. Borrowings are payable on demand. The weighted-average interest rate was 3.5% for committed foreign lines of credit as of August 31, 2005.
      During the first quarter of fiscal 2005, we issued 6.6 million shares of common stock for total net proceeds of $64.3 million in connection with the settlement and retirement of the equity component of our remaining outstanding ACES units, as defined in the ACES agreement.
      In May 2005, we completed the redemption of all of the $500 million aggregate principal amount outstanding 9.625% senior notes due 2009 at the make-whole-premium price that was calculated in accordance with the terms in the indenture. We redeemed these notes at 108.94549 percent of face value or $544.7 million, plus accrued and unpaid interest to the date of redemption. We recognized a loss on the early retirement of debt of approximately $52.3 million. The loss was recorded in other (expense) income — net in the consolidated statement of operations. We funded the redemption with existing cash balances.
      $64.3 million aggregate principal amount of our 7.97% ACES debenture is due November 15, 2006.
      Holders of our 3.25% LYONstm due 2020 had the option to require us to repurchase their notes on May 20, 2004 in an amount of $587.46 per $1,000 principal amount for a total of approximately $953.0 million. Solectron repurchased 1.6 million LYONStm for approximately $950.2 million in cash during the third quarter of fiscal 2004.
      We have synthetic lease agreements relating to three manufacturing sites for continuing operations. The synthetic leases have expiration dates in 2007. At the end of the lease terms, we have an option, subject to certain conditions, to purchase or to cause a third party to purchase the facilities subject to the synthetic leases for the “Termination Value,” which approximates the lessor’s original cost for each facility, or we may market the property to a third party at a different price. We are entitled to any proceeds from a sale of the properties to third parties in excess of the Termination Value and liable to the lessor for any shortfall not to exceed 85% of the Termination Value. We have provided loans to the lessor equaling approximately 85% of the Termination Value for each synthetic lease. These loans are repayable solely from the sale of the properties to third parties in the future, are subordinated to the amounts payable to the lessor at the end of the synthetic leases, and may be credited against the Termination Value payable if we purchase the properties. The approximate aggregate Termination Values and loan amounts were $87.7 million and $74.5 million, respectively, as of August 31, 2005.
      In addition, cash of $13.2 million, an amount equal to the difference between the aggregate Termination Values and the loan amounts, is pledged as collateral. Each synthetic lease agreement contains various affirmative covenants. A default under a lease, including violation of these covenants, may accelerate the termination date of the arrangement. We were in compliance with all applicable covenants as of August 31, 2005. Monthly lease payments are generally based on the Termination Value and 30-day LIBOR index (3.51% as of August 31, 2005) plus an interest-rate margin, which may vary depending upon our Moody’s Investors’ Services and Standard and Poor’s ratings, and are allocated between the lessor and us based on the proportion of the loan amount to the Termination Value for each synthetic lease.
      During fiscal 2004, we determined that it is probable that the expected fair value of the properties under the synthetic lease agreements will be less than the Termination Value at the end of the lease terms by approximately $13.5 million. The $13.5 million is being accreted over the remaining lease terms. As of August 31, 2005 we had accreted $5.2 million.
      We account for these synthetic lease arrangements as operating leases in accordance with SFAS No. 13, “Accounting for Leases,” as amended. Our loans to the lessor and cash collateral are included in other assets and restricted cash and cash equivalents, respectively, in the consolidated balance sheets.
      We believe that our current cash, cash equivalents, short-term investments, lines of credit and cash anticipated to be generated from continuing operations will satisfy our expected working capital, capital expenditures, debt service and investment requirements through at least the next 12 months.
Debt, Other Contractual Obligations, and Off-Balance Sheet Arrangements
      The following is a summary of certain contractual obligations and commitments as of August 31, 2005:
Payments Due by Period

	Total	FY06	FY07	FY08	FY09	FY10	Thereafter

	(In millions)
Debt	$711.3	$167.8	$81.7	$0.7	$1.2	$9.9	$450.0
Operating lease	148.5	40.0	28.3	20.8	17.3	15.9	26.2
Operating leases for restructured facilities and equipment	37.0	11.4	11.0	6.3	3.4	2.8	2.1
Purchase obligations(1)	147.8	147.2	—	0.2	0.2	0.2	—

	$1,044.6	$366.4	$121.0	$28.0	$22.1	$28.8	$478.3

(1)	We have various purchase commitments for materials, supplies and services incurred during the normal course of business.
      Other long-term liabilities of $59.2 million disclosed on the financial statements includes deferred tax liabilities related to timing differences and non-U.S. pension liabilities, which due to their nature are not projected in the table above.
      Our off-balance sheet arrangements consist of our synthetic and operating leases, our foreign exchange contracts (described in the “We are exposed to fluctuations in foreign currency exchange rates and interest rate fluctuations” Risk Factor), and certain indemnification provisions related to our seven divestitures (described in the “Discontinued Operations” portion below).
Stock Repurchase Program
      In July 2005, our Board of Directors authorized a stock repurchase program to repurchase up to $250 million of common stock. During the fourth fiscal quarter of 2005, we repurchased and retired 17.0 million shares of our common stock at an average price of $4.09 per share for an aggregate purchase price of $69.6 million. As of August 26, 2005, Solectron has committed to repurchase an additional 2.7 million shares for approximately $11.2 million. The remaining authorized amount under the stock repurchase plan was $180.4 million with no termination date. In October 2005, Solectron completed the stock repurchase program. Solectron repurchased and retired a total of 63.6 million shares for approximately $250.0 million.
      The purchase price for the shares of our common stock repurchased was reflected as a reduction to shareholders’ equity. In accordance with Accounting Principles Board Opinion No. 6, “Status of Accounting Research Bulletins,” we have allocated the purchase price of the repurchased shares as a reduction to common stock and additional paid-in capital.
Discontinued Operations
      During fiscal 2003 and fiscal 2004, as a result of a full review of our portfolio of businesses, we committed to a plan to divest a number of business operations that are no longer part of our strategic plan for the future. In accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” we have reported the results of operations and financial position of these businesses in discontinued operations within the consolidated statements of operations and balance sheets for all periods presented. In addition, we have excluded the cash flow activity from these businesses from the statements of cash flow for all periods presented. The companies that we have divested and that are included in discontinued operations are: Dy 4 Systems Inc., Kavlico Corporation, Solectron’s MicroTechnology division, SMART Modular Technologies Inc., Stream International Inc., our 63% interest in US Robotics Corporation, and Force Computers, Inc.
      The collective results from all discontinued operations for all periods presented were as follows (in millions):

	Years Ended August 31

	2005	2004	2003

Net sales	$15.2	$1,264.9	$1,872.1
Cost of sales	14.1	1,061.8	1,598.1

Gross profit	1.1	203.1	274.0
Operating (income) expenses — net	(14.8)	109.4	606.5

Operating income (loss)	15.9	93.7	(332.5)
Interest income — net	—	1.4	1.5
Other income (expense) — net	0.9	(1.4)	(0.7)

Income (loss) before income taxes	16.8	93.7	(331.7)
Income tax expense	2.9	8.7	112.0

Income (loss) on discontinued operations, net of tax	$13.9	$85.0	$(443.7)

Fiscal 2005
      Net sales, gross profit, operating income (loss) and income tax expense from discontinued operations decreased for fiscal year 2005 as compared to fiscal year 2004 due to the fact that the final discontinued operation was sold in the first quarter of fiscal 2005. Furthermore, we recorded a $10.1 million pre-tax gain from the sale of the discontinued operation in operating (income) expense — net, in the first quarter of fiscal 2005. As a result of the disposition, we transferred approximately $28.3 million from accumulated foreign currency translation gains included in accumulated other comprehensive losses within Stockholders Equity and recognized that amount as part of the pre-tax gain.

Fiscal 2004
      Net sales, gross profit, and operating (income) expenses — net, from discontinued operations decreased for the year ended August 31, 2004 as compared to the same period in fiscal 2003 due to the sale of six discontinued operations during fiscal 2004. In addition, the aggregate pre-tax gain from the sale of all six discontinued operations of $190.6 million was recorded in operating (income) expenses — net for fiscal 2004. In addition, we recorded $123.8 million of restructuring and impairment costs (including goodwill) in operating (income) expenses — net in fiscal 2004 compared to $370.1 million in fiscal 2003.
      The sales agreements for all the divestitures contain certain indemnification provisions pursuant to which Solectron may be required to indemnify the buyer of the divested business for liabilities, losses, or expenses arising out of breaches of covenants and certain breaches of representations and warranties relating to the condition of the business prior to and at the time of sale. In aggregate, Solectron is contingently liable for up to $94.8 million for a period of 12 to 24 months subsequent to the completion of the sale. As of August 31, 2005, there were no significant liabilities recorded under these indemnification obligations. Additionally, Solectron may be required to indemnify a buyer for environmental remediation costs for a period up to 10 years and not to exceed $13 million. Solectron maintains an insurance policy to cover environmental remediation liabilities in excess of reserves previously established upon the acquisition of these properties. Solectron did not record any environmental charges upon disposition of these properties.

RISK FACTORS

Most of our sales come from a small number of customers; if we lose any of these customers, our net sales could decline significantly.
      Most of our annual sales come from a small number of our customers. Our ten largest customers accounted for approximately 61.6%, 59.8%, and 60.6% of net sales from continuing operations in fiscal years 2005, 2004, and 2003 respectively. One of these customers individually accounted for more than ten percent of our sales in each of fiscal years 2005, 2004 and 2003. Another customer accounted for more than ten percent of our sales in fiscal years 2005 and 2003. Any material delay, cancellation or reduction of orders from these or other major customers could cause our sales to decline significantly, and we may not be able to reduce the accompanying expenses at the same time. We cannot guarantee that we will be able to retain any of our largest customers or any other accounts, or that we will be able to realize the expected revenues under existing or anticipated supply agreements with these customers. Our earnings per share, cash flow and results of operations will continue to depend significantly on our ability to obtain orders from new customers, retain existing customers, realize expected revenues under existing and anticipated agreements, as well as on the consolidated financial condition and success of our customers and their customers.
      Sales may not improve, and could decline, in future periods if there is continued or resumed weakness in customer demand, particularly in the telecommunications, computing, and consumer sectors, resulting from domestic or worldwide economic conditions.

Our customers may cancel their orders, change production quantities or locations, or delay production.
      To remain competitive, EMS companies must provide their customers increasingly rapid product turnaround, at increasingly competitive prices. We generally do not have long-term contractual commitments from our top customers. As a result, we cannot guarantee that we will continue to receive any orders or revenues from our customers. Customers may cancel orders at their sole discretion, change production quantities or delay production for a number of reasons outside of our control. Many of our customers have experienced from time to time significant decreases in demand for their products and services, as well as continual material price competition and sales price erosion. This volatility has resulted, and will continue to result, in our customers delaying purchases on the products we manufacture for them, and placing purchase orders for lower volumes of products than previously anticipated. Cancellations, reductions or delays by a significant customer or by a group of customers would seriously harm our results of operations by lowering, eliminating or deferring revenue without substantial offsetting reductions in our costs thereby reducing our profitability. In addition, customers may require that manufacturing of their products be transitioned from one of our facilities to another of our facilities to achieve cost reductions and other objectives. Such transfers, if unanticipated or not properly executed, could result in various inefficiencies and increased costs, including excess capacity and overhead at one facility and capacity constraints and related strains on our resources at the other, disruption and delays in product deliveries and sales, deterioration in product quality and customer satisfaction, and increased manufacturing and scrap costs all of which would have the effect of reducing our profits.

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
      We generally enter into agreements with our significant customers. Under these agreements, the extent of our customer’s responsibility for excess or obsolete inventory related to raw materials that were previously purchased or ordered to meet that customer’s demand forecast is defined. If our customers do not comply with their contractual obligations to purchase excess or obsolete inventory back from us and we are unable to use or sell such inventory, or if we are unsuccessful in obtaining our customer’s agreement to purchase such inventory contractually, our consolidated financial condition could be materially harmed. Some of our customers are in the telecommunications industry, an industry that in recent years has experienced declining revenue, large losses, negative cash flows, and several bankruptcies or defaults on borrowing arrangements. There is a risk that, in the future, these or other customers may not purchase inventory back from us despite contractual obligations, which could harm our consolidated financial condition if we are unable to sell the inventory at carrying value. In addition, enforcement of these supply agreements may result in material expenses, delays in payment for inventory and/or disruptions in our customer relationships.

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

Our non-U.S. locations represent a significant portion of our sales; we are exposed to risks associated with operating internationally.
      Approximately 70.1%, 72.3% and 67.3% of our net sales from continuing operations are the result of services and products manufactured in countries outside the United States during fiscal years 2005, 2004, and 2003, respectively. As a result of our foreign sales and facilities, our operations are subject to a variety of risks and costs that are unique to international operations, including the following:

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
      As a result of the recent economic conditions in the U.S. and internationally, and reduced capital spending as well as uncertain end-market demand, our sales have been difficult to forecast with accuracy. If there were to be continued weakness, or any further deterioration in the markets in which we operate or the business or financial condition of our customers, it would have a material adverse impact on our business, operating results and consolidated financial condition. In addition, if the economic conditions in the United States and the other markets we serve worsen, we may experience a material adverse impact on our business, operating results and consolidated financial condition.

Possible fluctuation of operating results from quarter to quarter and factors out of our control could affect the market price of our securities.
      Our quarterly earnings and/or stock price may fluctuate in the future due to a number of factors including the following:

•	differences in the profitability of the types of manufacturing services we provide. For example, high velocity and low complexity printed circuit boards and systems assembly services have lower gross profit than low volume/complex printed circuit boards and systems assembly services;

•	our ability to maximize the hours of use of our equipment and facilities is dependent on the duration of the production run time for each job and customer;

•	the amount of automation that we can use in the manufacturing process for cost reduction varies, depending upon the complexity of the product being made;

•	our customers’ demand for our products and their ability to take delivery of our products and to make timely payments for delivered products;

•	our ability to optimize the ordering of inventory as to timing and amount to avoid holding inventory in excess of immediate production needs;

•	our ability to offer technologically advanced, cost-effective, quick response manufacturing services;

•	our ability to drive down manufacturing costs in accordance with customer and market requirements is dependent upon our ability to apply Lean Six Sigma operating principles;

•	fluctuations in the availability and pricing of components;

•	timing of expenditures in anticipation of increased sales;

•	cyclicality in our target markets;

•	fluctuations in our market share;

•	fluctuations in currency exchange rates;

•	expenses and disruptions associated with acquisitions and divestitures;

•	announcements of operating results and business conditions by our customers;

•	announcements by our competitors relating to new customers or technological innovation or new services;

•	economic developments in the electronics industry as a whole;

•	credit rating and stock analyst downgrades;

•	our ability to successfully integrate changes to our ERP system;

•	political and economic developments in countries in which we have operations; and

•	general market conditions.
      If our operating results in the future are below the expectations of securities analysts and investors, the market price of our outstanding securities could be harmed.

If we incur more restructuring-related charges than currently anticipated, our consolidated financial condition and results of operations may suffer.
      We incurred approximately $91.1 million of restructuring and impairment costs relating to continuing operations in fiscal 2005 and approximately $177.9 million during fiscal 2004. If our estimates about previous restructuring charges prove to be inadequate, our consolidated financial condition and results of operations may suffer. While we believe our capacity is appropriate for current revenue levels, we continue to evaluate our cost structure relative to future financial results and customer demand. If our estimates about future financial results and customer demand prove to be inadequate, our consolidated financial condition and consolidated results of operations may suffer.

Failure to attract and retain key personnel and skilled associates could hurt our operations.
      Our continued success depends to a large extent upon the efforts and abilities of key managerial and technical associates. Losing the services of key personnel could harm us. Our business also depends upon our ability to continue to attract and retain key executives, senior managers and skilled associates. Failure to do so could harm our business.

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

Business disruptions could seriously harm our future revenue and financial condition and increase our costs and expenses.
      Our worldwide operations could be subject to natural disasters and other business disruptions, which could seriously harm our revenue and financial condition and increase our costs and expenses. We are predominantly self-insured for losses and interruptions caused by earthquakes, power shortages, telecommunications failures, water shortages, tsunamis, floods, typhoons, hurricanes, fires, extreme weather conditions and other natural or manmade disasters.

If we are unable to manage future acquisitions, and cost-effectively run our operations, our profitability could be adversely affected.
      Our ability to manage and integrate future acquisitions will require successful integration of such acquisitions into our manufacturing and logistics infrastructure, and may require enhancements or upgrades of accounting and other internal management systems and the implementation of a variety of procedures and controls. We cannot guarantee that significant problems in these areas will not occur. Any failure to enhance or expand these systems and implement such procedures and controls in an efficient manner and at a pace consistent with our business activities could harm our consolidated financial condition and results of operations. In addition, we may experience inefficiencies from the management of geographically dispersed facilities and incur substantial infrastructure and working capital costs. We incurred approximately $91.1 million of restructuring and impairment costs relating to continuing operations in fiscal 2005 and approximately $177.9 million during fiscal 2004. See also the Risk Factor entitled “If we incur more restructuring-related charges than currently anticipated, our consolidated financial condition and results of operations may suffer.”

Notwithstanding our recent divestiture of certain businesses, we will remain subject to certain indemnification obligations for a period of time after completion of the divestitures.
      The sale agreements for our divested businesses contain indemnification provisions pursuant to which we may be required to indemnify the buyer of the divested business for liabilities, losses, or expenses arising out of breaches of covenants and certain breaches of representations and warranties relating to the condition of the business prior to and at the time of sale. While we believe, based upon the facts presently known to us, that we have made adequate provision for any such potential indemnification obligations, it is possible that other facts may become known in the future which may subject us to claims for additional liabilities or expenses beyond those presently anticipated and provided for. Should any such unexpected liabilities or expenses be of a material amount, our finances could be adversely affected.

If we have a material weakness in our internal controls over financial reporting, investors could lose confidence in the reliability of our financial statements, which could result in a decrease in the value of our securities.
      One or more material weaknesses in our internal controls over financial reporting could occur or be identified in the future. In addition, because of inherent limitations, our internal controls over financial reporting may not prevent or detect misstatements, and any projections of any evaluation of effectiveness of internal controls to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with our policies or procedures may deteriorate. If we fail to maintain the adequacy of our internal controls, including any failure to implement or difficulty in implementing required new or improved controls, our business and results of operations could be harmed, we could fail to be able to provide reasonable assurance as to our financial results or meet our reporting obligations and there could be a material adverse effect on the price of our securities.

Our design and engineering services may result in additional exposure to product liability, intellectual property infringement and other claims.
      We are offering more design services, primarily those relating to products that we manufacture for our customers, and we offer design services related to collaborative design manufacturing and turnkey solutions. Providing such services can expose us to different or greater potential liabilities than those we face when providing our regular manufacturing services. With the growth of our design services business, we have increased exposure to potential product liability claims resulting from injuries caused by defects in products we design, as well as potential claims that products we design infringe third-party intellectual property rights. Such claims could subject us to significant liability for damages and, regardless of their merits, could be time-consuming and expensive to resolve. We also may have greater potential exposure from warranty claims, and from product recalls due to problems caused by product design. Costs associated with possible product liability claims, intellectual property infringement claims, and product recalls could have a material adverse effect on our results of operations.

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
      As of August 31, 2005, we had outstanding foreign exchange forward contracts with a total notional amount of approximately $467.0 million related to continuing operations. The change in value of the foreign exchange forward contracts resulting from a hypothetical 10% change in foreign exchange rates would be offset by the remeasurement of the related balance sheet items, the result of which would not be significant.
      The primary objective of our investment activities is to preserve principal, while at the same time maximize yields without significantly increasing risk. To achieve this objective, we maintain our portfolio of cash equivalents in a variety of securities, including government and corporate obligations, certificates of deposit and money market funds. As of August 31, 2005, substantially our entire portfolio was scheduled to mature in less than three months. A hypothetical 10% change in interest rates would not have a material effect on the fair value of our investment portfolios.

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
      Our ability to effectively compete may be affected by our ability to protect our proprietary information. We hold a number of patents, patent applications, and various trade secrets and license rights. These patents, trade secrets, and license rights may not provide meaningful protection for our manufacturing processes and equipment innovations, or we might find it necessary to initiate litigation proceedings to protect our intellectual property rights. Any such litigation could be lengthy and costly and could harm our consolidated financial condition.

Rating downgrades may make it more expensive for us to borrow money.
      Our senior unsecured debt has been rated as “B+” with a positive outlook by Standard and Poors and as “B1” with stable outlook by Moody’s. These credit ratings are subject to change at the discretion of the rating agencies. If our credit ratings were downgraded, it would increase our cost of capital should we borrow under our revolving lines of credit, and it may make it more expensive for us to raise additional capital in the future. Such capital raising may be on terms that may not be acceptable to us or otherwise not available. Any future adverse rating agency actions with respect to our ratings could have an adverse effect on the market price of our securities, our ability to compete for new business, our cost of capital, and our ability to access capital markets.

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
      The information required by Item 8 of Form 10-K is presented here in the following order:

SOLECTRON CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	August 31

	2005	2004

	(In millions, except per
	share data)
ASSETS
Current assets:
Cash and cash equivalents	$1,682.8	$1,412.7
Restricted cash and cash equivalents	13.2	17.5
Short-term investments	26.3	—
Accounts receivable, less allowance for doubtful accounts of $22.3 and $35.7, respectively	1,180.7	1,550.2
Inventories	1,108.5	1,461.3
Prepaid expenses and other current assets	211.4	189.5
Current assets of discontinued operations	—	36.4

Total current assets	4,222.9	4,667.6
Property and equipment, net	666.3	754.4
Goodwill	148.8	137.7
Other assets	219.8	292.4
Long-term assets of discontinued operations	—	11.9

Total assets	$5,257.8	$5,864.0

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$165.7	$25.1
Accounts payable	1,371.2	1,439.0
Accrued employee compensation	167.0	173.7
Accrued expenses and other current liabilities	509.6	506.6
Current liabilities of discontinued operations	—	46.4

Total current liabilities	2,213.5	2,190.8
Long-term debt	540.9	1,221.4
Other long-term liabilities	59.2	31.1
Long-term liabilities of discontinued operations	—	1.8

Total liabilities	$2,813.6	$3,445.1

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 1.2 shares authorized; one share issued	$—	$—
Common stock. $0.001 par value; 1,600.0 shares authorized: 957.9 and 963.6 shares issued and outstanding, respectively	1.0	1.0
Additional paid-in capital	7,774.1	7,775.9
Accumulated deficit	(5,206.5)	(5,209.9)
Accumulated other comprehensive losses	(124.4)	(148.1)

Total stockholders’ equity	2,444.2	2,418.9

Total liabilities and stockholders’ equity	$5,257.8	$5,864.0

See accompanying notes to consolidated financial statements.

SOLECTRON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended August 31

	2005	2004	2003

	(In millions, except per share data)
Net sales	$10,441.1	$11,638.3	$9,828.3
Cost of sales	9,868.8	11,068.6	9,388.4

Gross profit	572.3	569.7	439.9
Operating expenses:
Selling, general and administrative	412.8	446.7	566.9
Restructuring and impairment costs	91.1	177.9	604.8
Goodwill impairment	—	—	1,620.1

Operating income (loss)	68.4	(54.9)	(2,351.9)
Interest income	38.8	15.1	27.2
Interest expense	(56.5)	(145.3)	(207.1)
Other (expense) income — net	(45.5)	(80.6)	48.4

Operating income (loss) from continuing operations before income taxes	5.2	(265.7)	(2,483.4)
Income tax expense (benefit)	15.7	(3.3)	525.5

Loss from continuing operations	$(10.5)	$(262.4)	$(3,008.9)
Discontinued operations:
Income (loss) from discontinued operations	16.8	93.7	(331.7)
Income tax expense	2.9	8.7	112.0

Income (loss) on discontinued operations	13.9	85.0	(443.7)

Net income (loss)	$3.4	$(177.4)	$(3,452.6)

Basic and diluted net income (loss) per share
Continuing operations	$(0.01)	$(0.30)	$(3.63)
Discontinued operations	0.01	0.10	(0.54)

Basic and diluted net income (loss) per share	$—	$(0.20)	$(4.17)

Shares used to compute basic and diluted net income (loss) per share	967.4	873.9	827.7
See accompanying notes to consolidated financial statements.

SOLECTRON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

					Accumulated
	Common Stock		Additional		Other	Total
			Paid-In	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Losses	Equity

	(In millions)
Balances as of August 31, 2002	824.8	$0.8	$6,635.9	$(1,579.9)	$(285.4)	$4,771.4

Net loss	—	$—	$—	$(3,452.6)	$—	$(3,452.6)
Foreign currency translation	—	—	—	—	150.6	150.6
Unrealized loss on investments	—	—	—	—	(20.0)	(20.0)
Stock issued under stock option and employee purchase plans	5.1	—	15.5	—	—	15.5
Other	2.7	—	6.8	—	—	6.8

Balances as of August 31, 2003	832.6	$0.8	$6,658.2	$(5,032.5)	$(154.8)	$1,471.7

Net loss	—	$—	$—	$(177.4)	$—	$(177.4)
Foreign currency translation	—	—	—	—	(3.0)	(3.0)
Unrealized gain on investments	—	—	—	—	9.7	9.7
Stock issued under stock option and employee purchase plans	8.3	—	29.6	—	—	29.6
Stock issued	17.1	—	81.7	—	—	81.7
Settlement of equity security units	105.6	0.2	1,006.4	—	—	1,006.6

Balances as of August 31, 2004	963.6	$1.0	$7,775.9	$(5,209.9)	$(148.1)	$2,418.9

Net income	—	—	—	3.4	—	3.4
Foreign currency translation	—	—	—	—	33.9	33.9
Change in minimum pension liability	—	—	—	—	(10.2)	(10.2)
Stock issued under stock option and employee purchase plans	5.0	—	16.1	—	—	16.1
Stock issued	6.6	—	64.3	—	—	64.3
Stock repurchased	(17.3)	—	(82.2)	—	—	(82.2)

Balances as of August 31, 2005	957.9	$1.0	$7,774.1	$(5,206.5)	$(124.4)	$2,444.2

See accompanying notes to consolidated financial statements.

SOLECTRON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Years Ended August 31

	2005	2004	2003

	(In millions)
Net income (loss)	$3.4	$(177.4)	$(3,452.6)
Other comprehensive income (loss):
Change in minimum pension liability	(10.2)	—	—
Foreign currency translation adjustments, net	33.9	(3.0)	150.6
Unrealized gain (loss) on investments, net	—	9.7	(20.0)

Comprehensive income (loss)	$27.1	$(170.7)	$(3,322.0)

      Accumulated foreign currency translation losses were $114.2 million at August 31, 2005, $148.1 million at August 31, 2004 and $145.1 million at August 31, 2003. Foreign currency translation adjustments consist of adjustments to consolidate subsidiaries that use the local currency as their functional currency and transaction gains and losses related to intercompany dollar-denominated debt that is not expected to be repaid in the foreseeable future. Accumulated unrealized loss on investments was $0 at August 31, 2005 and August 31, 2004, and $9.7 million at August 31, 2003.
See accompanying notes to consolidated financial statements.

SOLECTRON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended August 31

	2005	2004	2003

	(In millions)
Cash flows from operating activities of continuing operations:
Net loss from continuing operations	$(10.5)	$(262.4)	$(3,008.9)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	193.3	276.3	330.3
Loss (gain) on retirement of debt and interest rate swaps	45.6	72.1	(39.4)
Deferred tax charge	11.9	(12.0)	528.9
Impairment of goodwill and intangible assets	—	47.5	1,792.0
Loss on disposal and impairment of property and equipment, net	46.6	60.2	157.5
Other	—	—	(5.2)
Changes in operating assets and liabilities:
Accounts receivable, net of allowance	362.9	(144.3)	123.4
Inventories	348.5	(134.1)	420.4
Prepaid expenses and other assets	11.0	6.8	106.9
Accounts payable	(53.6)	150.3	(132.0)
Accrued expenses and other current liabilities	(8.4)	(69.0)	7.1

Net cash provided by (used in) operating activities of continuing operations	947.3	(8.6)	281.0

Cash flows from investing activities of continuing operations:
Change in restricted cash and cash equivalents	4.3	44.5	169.8
Sales and maturities of short-term investments	2.5	27.5	252.5
Purchases of short-term investments	(28.8)	—	(56.1)
Collection of loan receivable related to synthetic lease	31.4	—	—
Acquisitions, net of cash acquired	(42.2)	—	(49.3)
Divestitures	61.8	508.0	—
Capital expenditures	(150.4)	(149.6)	(124.6)
Proceeds from sale of property and equipment	32.1	68.9	60.1
Advances from (to) discontinued operations	(22.9)	(2.4)	84.1
Supply agreement and other	—	0.2	48.3

Net cash (used in) provided by investing activities of continuing operations	(112.2)	497.1	384.8

Cash flows from financing activities of continuing operations:
Proceeds used for ACES early settlement	—	(63.3)	—
Net repayment of bank lines of credit and other debt arrangements	(23.8)	(50.5)	(85.0)
Proceeds from issuance of ACES and Senior Notes	—	436.5	—
Payments made to redeem ACES and Senior Notes	(544.7)	—	—
Proceeds (costs) to settle interest rate swap, net	(8.2)	6.0	—
Repurchase of LYONS	—	(950.2)	(967.5)
Common stock repurchase	(71.0)	—	—
Net proceeds from issuance of common stock	77.7	111.1	7.8
Other	—	—	28.4

Net cash used in financing activities of continuing operations	(570.0)	(510.4)	(1,016.3)

Effect of exchange rate changes on cash and cash equivalents	5.0	9.3	32.9

Net increase (decrease) in cash and cash equivalents	270.1	(12.6)	(317.6)
Cash and cash equivalents at beginning of period — continuing operations	1,412.7	1,425.3	1,742.9

Cash and cash equivalents at end of period — continuing operations	$1,682.8	$1,412.7	$1,425.3

SUPPLEMENTAL DISCLOSURES
Cash paid (received) during the period:
Income taxes	$14.7	$6.6	$(199.6)
Interest	$59.0	$100.8	$133.4
Non-cash investing and financing activities:
Early settlement of ACES for stock	$—	$1,006.6	$—
Accrued stock repurchase	$11.2	$—	$—
Cash and cash equivalents at beginning of period — discontinued operations	$—	$32.8	$39.0
Cash (used in) provided by discontinued operations	—	(32.8)	(6.2)

Cash and cash equivalents at end of periods — discontinued operations	$—	$—	$32.8

See accompanying notes to consolidated financial statements.

SOLECTRON CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 1.	Summary of Significant Accounting Policies
      Basis of Presentation: The accompanying consolidated financial statements include the accounts of Solectron Corporation and its subsidiaries after elimination of intercompany accounts and transactions.
      Year End: Solectron’s financial reporting year ends on the last Friday in August. All fiscal years presented contained 52 weeks. For purposes of presentation in the accompanying consolidated financial statements and notes, Solectron has indicated its accounting year end as August 31.
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
      Cash Equivalents and Short-Term Investments: Cash equivalents are highly liquid investments purchased with an original maturity at the date of purchase of less than three months. Short-term investments are investment grade short-term debt instruments with original maturities greater than three months but less than twelve months. These debt securities are classified as available-for-sale securities. Such investments are recorded at fair value as determined from quoted market prices, and the cost of securities sold is determined based on the specific identification method. Unrealized gains or losses are reported as a component of comprehensive income or loss, net of related tax effect.
      Restricted Cash and Cash Equivalents: These assets are carried at fair values and are restricted as collateral for specified obligations under certain lease agreements.
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
      Solectron executes supply agreements with its most significant customers. Under these supply agreements, the customer’s responsibility for excess or obsolete inventory related to raw materials that were purchased or ordered to meet customers’ demand forecasts is defined. Each supply agreement specifies the agreed upon definition of excess and obsolete inventory and the procedures for disposition including the extent of Solectron’s right to sell the inventory back to the customer. The supply agreements generally allow a period of time during which Solectron and their customers work together to reduce or eliminate the amount of potentially excess and obsolete inventory. After the expiration of the specified time periods, Solectron may exercise a contractual right to sell all, or portions of, the remaining excess and obsolete inventory back to the customer. Unanticipated disagreements may arise concerning a customer’s contractual obligations pursuant to these supply agreements which may require additional provisions for inventory upon settlement. These settlements are recorded as a direct charge to cost of goods sold.

SOLECTRON CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
      Property and Equipment: Property and equipment are recorded at cost. Depreciation and amortization are computed based on the shorter of the estimated useful lives or the related lease terms, using the straight-line method. Estimated useful lives are presented below.

Machinery, equipment, and computer software	2-7 years
Furniture and fixtures	3-5 years
Leasehold improvements	shorter of estimated life or lease term
Buildings	15-50 years
      Property and equipment are evaluated for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. An impairment loss is recognized when estimated undiscounted cash flows expected to result from the use of the asset plus net proceeds expected from disposition of the asset (if any) are less than the carrying value of the asset. When an impairment loss is recognized, the carrying amount of the asset is reduced to its estimated fair value.
      Goodwill and Intangible Assets: Statement of Financial Accounting Standards (“SFAS”) No. 142 “Goodwill and Other Intangible Assets” requires goodwill to be tested for impairment on an annual basis and between annual tests in certain circumstances, and written down when impaired, rather than being amortized as previous accounting standards required. Furthermore, SFAS No. 142 requires purchased intangible assets other than goodwill to be amortized over their useful lives unless these lives are determined to be indefinite. Solectron elected to early adopt this accounting standard effective September 1, 2001.
      In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, Solectron reviews the carrying amount of goodwill for impairment on an annual basis during the fourth quarter (as of June 1). Additionally, Solectron performs an impairment assessment of goodwill whenever events or changes in circumstances indicate that the carrying value of goodwill may not be recoverable. Significant changes in circumstances can be both internal to Solectron’s strategic and financial direction, as well as changes to the competitive and economic landscape. With the change to one operating segment as of Sept 1, 2003, Solectron determined that there was a single reporting unit for the purpose of goodwill impairment tests under SFAS No. 142. For purposes of assessing the impairment of Solectron’s goodwill, Solectron estimates the value of the reporting unit using its market capitalization as the best evidence of fair value. This fair value is then compared to the carrying value of the reporting unit. If the fair value of a reporting unit is less than its carrying value, Solectron then allocates the fair value of the unit to all the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit’s fair value was the purchase price to acquire the reporting unit. The excess of the fair value of the reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of the goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The process of evaluating the potential impairment of goodwill is subjective and requires judgment at many points during the test including future revenue forecasts, discount rates and various reporting unit allocations.
      Intangible assets consist of supply agreements, intellectual property, and contractual and non-contractual customer relationships obtained in acquisitions. These assets are included within other assets within the consolidated balance sheets and are carried at cost less accumulated amortization. Amortization is computed over the estimated useful lives of the respective assets. Intangible assets are evaluated for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. An impairment loss is recognized when estimated undiscounted cash flows expected to result from the use of the asset plus net proceeds expected from disposition of the asset (if any) are less than the carrying value of the asset. When an impairment loss is recognized, the carrying amount of the asset is reduced to its estimated fair value.
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

SOLECTRON CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
      Net Income (Loss) Per Share: Basic net income (loss) per share and diluted net income (loss) per share are calculated using the weighted-average number of common shares outstanding during the period. Potential shares of common stock and their effects on income were excluded from the diluted calculations if the effect was antidilutive.
      Revenue Recognition: Solectron recognizes revenue from product sales or services rendered when the following four revenue recognition criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the selling price is fixed or determinable, and collectibility is reasonably assured.
      Solectron records reductions to revenue for customer incentive programs in accordance with the provisions of Emerging Issues Task Force (EITF) Issue No. 01-09, “Accounting for Consideration Given from a Vendor to a Customer (Including a Reseller of the Vendor’s Products).” Such incentive programs include premium payments and rebates. Premium payments are either recognized up-front or over time based on an assessment of their recoverability. For those incentives that require the estimation of future sales, such as for rebates, Solectron uses historical experience and internal and customer data to estimate the sales incentive at the time revenue is recognized. In the event that the actual results of these items differ from the estimates, adjustments to the sales incentive accruals are recorded.
      From time-to-time, Solectron sells extended warranty services at the time of product shipment. The revenue associated with the extended warranty is deferred and recognized over the extended warranty period. Where the extended warranty is not separately priced, the amount deferred at the time of shipment is computed based on the relative fair values of the deliverables sold in accordance with EITF Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.”
      Certain customer arrangements require evaluation of the criteria outlined in EITF Issue No. 99-19, “Reporting Revenue Gross as a Principal Versus Net as an Agent,” in determining whether it is appropriate to record the gross amount of product sales and related costs or the net amount earned as commissions. Generally, when Solectron is primarily obligated in a transaction, is subject to inventory risk, has latitude in establishing prices and selecting suppliers, changes the product or performs the service, or has several but not all of these indicators, revenue is recorded gross. If Solectron is not primarily obligated, Solectron generally records the net amounts as commissions earned.
      Employee Stock Plans: As it is permitted by SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” Solectron accounts for its employee stock plans, which generally consist of fixed stock option plans and an employee stock purchase plan, using the intrinsic value method under Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. In general, as the exercise price of all options granted under these plans is equal to the market price of the underlying common stock on the grant date, no stock-based employee compensation expense is recognized. In certain situations, under these plans, options to purchase shares of common stock may be granted at less than fair market value, which results in compensation expense equal to the difference between the market value on the date of grant and the purchase price. This expense is recognized on a straight-line basis over the vesting period of the options and included in results of operations. However, such expense amount has not been significant. The table below sets out the pro forma amounts of net loss and net loss per share that would have resulted for all fiscal years presented, if Solectron accounted for its employee stock plans under the fair value recognition provisions of SFAS No. 123.

	2005	2004	2003

	(In millions, except per-share data)
Net income (loss) as reported	$3.4	$(177.4)	$(3,452.6)
Stock-based employee compensation expense determined under fair value method, net of related tax effects	(58.7)	(60.5)	(107.0)

Pro forma net loss	$(55.3)	$(237.9)	$(3,559.6)

Net loss per share
Basic and diluted — as reported	$—	$(0.20)	$(4.17)
Basic and diluted — pro forma	$(0.06)	$(0.27)	$(4.30)

SOLECTRON CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
      Stock based employee compensation expense determined under the fair value method, net of related tax effects, included $0.0 million, $6.5 million and $13.8 million of expense relating to discontinued operations during the fiscal years 2005, 2004 and 2003, respectively.
      For purposes of computing pro forma net loss, the fair value of each option grant and employee stock purchase plan purchase right is estimated on the date of grant using the Black-Scholes option pricing model. The assumptions used to value the option grants and purchase rights are stated below.

Stock Options	2005	2004	2003

Expected life of options	4.5 years	3.9 years	3.9 years
Volatility	57%	75%	79%
Risk-free interest rate	3.79%	2.30% to 3.06%	1.93% to 2.30%
Dividend yield	zero	zero	zero

Employee Stock Purchase Plan	2005	2004	2003

Expected life of purchase right	6 months	6 months	6 months
Volatility	37%	77%	79%
Risk-free interest rate	2.90%	1.00% to 1.70%	0.99% to 1.51%
Dividend yield	zero	zero	zero
      In the fourth quarter of fiscal 2005, Solectron evaluated the variables used in the Black-Scholes model and as a result, changed our computation of expected volatility from being based solely on historical volatility to being based on a combination of historical and market-based implicit volatility. Solectron believes this methodology results in an input which is more reflective of future volatility. Also, the computation of expected life was adjusted to be more representative of future expected exercise patterns.
      On February 22, 2005, Solectron’s Executive Compensation and Management Resources Committee approved accelerating the vesting of outstanding “out-of-the-money”, unvested stock options, except for options held by independent, non-employee directors. An option was considered “out-of-the-money” if the stated option price was greater than the closing price, $4.91, of Solectron’s common stock on February 18, 2005, which was the last trading day before the Executive Compensation and Management Resources Committee approved the acceleration. The accelerated vesting was effective as of February 22, 2005.
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
      Foreign Currency: For foreign subsidiaries using the local currency as their functional currency, assets and liabilities are translated at exchange rates in effect at the balance sheet date and income and expenses are translated at average exchange rates. In addition, Solectron records adjustments to remeasure dollar denominated loans to subsidiaries that are permanent in nature. The effects of these adjustments are reported in other comprehensive income (loss). Exchange gains and losses arising from transactions denominated in a currency other than the functional currency of the entity involved and remeasurement adjustments for foreign operations where the U.S. dollar is the functional currency are included in operating results. To date, the effects of such transaction gains and losses and remeasurement adjustments on Solectron’s operations have not been material.
      Derivative Instruments: All derivative instruments are recorded on the balance sheet at fair value. If the derivative is designated as a cash flow hedge, the effective portion of changes in the fair value of the derivative is recorded in other comprehensive income (loss) and is recognized in the statement of operations when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are immediately recognized in earnings. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings in the current period. For derivative instruments not designated as hedging instruments under SFAS No. 133 “Accounting for Derivative Instruments and

SOLECTRON CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
Hedging Activities,” as amended by SFAS No. 149, changes in fair values are recognized in operating results in the current period. As of August 31, 2005, there were no cash flow or fair value hedges outstanding.
      Research and Development Costs: Solectron classifies research and development costs as selling, general and administrative expense. Selling, general and administrative expense includes $33.3 million, $24.1 million and $25.4 million of research and development expenses for fiscal 2005, 2004 and 2003, respectively.

Recent Accounting Pronouncements:
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
      In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4.” SFAS 151 amends ARB No. 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) should be recognized as current period charges. In addition, SFAS 151 requires that allocation of fixed production overhead to the cost of conversion be based on the normal capacity of the production facilities. The provision of SFAS 151 became effective for Solectron beginning on September 1, 2005. Solectron does not believe this statement will have a material impact on its consolidated financial statements.
      In December 2004, the FASB issued SFAS No. 123R, “Share Based Payment: An Amendment of FASB Statements No. 123 and 95.” This statement requires that the cost resulting from all share-based payment transactions be recognized in the consolidated financial statements. In March 2005, the Securities and Exchange Commission (“SEC”) released SEC Staff Accounting Bulletin No. 107, “Share-Based Payment” (“SAB No. 107”). SAB No. 107 provides the SEC’s staff’s position regarding the application of SFAS No. 123R and certain SEC rules and regulations, and also provides the staff’s views regarding the valuation of share-based payment arrangements for public companies. Solectron adopted SFAS 123R, utilizing the modified prospective method, in the first quarter of fiscal 2006 and will continue to evaluate the impact of SFAS 123R on its operating results and financial condition. Solectron’s assessment of the estimated compensation charges is affected by Solectron’s stock price as well as assumptions regarding a number of complex and subjective variables and the related tax impact. These variables include, but are not limited to, Solectron’s stock price volatility and employee stock option exercise behaviors.
      In March 2005, the FASB issued FIN 47, “Accounting for Conditional Asset Retirement Obligations,” as an interpretation of SFAS No. 143, “Accounting for Asset Retirement Obligations” (SFAS 143). This interpretation clarifies that the term conditional asset retirement obligation as used in SFAS 143, refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even through uncertainly exists about the timing and/or method of settlement. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. This interpretation also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. The Company is currently assessing the impact of the adoption of FIN 47.

Reclassifications:
      Certain prior year amounts have been reclassified to conform to current year presentation.

SOLECTRON CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

NOTE 2.	Cash, Cash Equivalents and Short-term Investments
      Cash, cash equivalents and short-term investments (related to continuing operations and including restricted amounts) as of August 31, 2005 and 2004, consisted of the following (in millions):

Cash, Cash Equivalents and
Short-Term Investments

August 31, 2005:
Cash and restricted cash	$826.1
Money market funds	747.1
Term deposits	89.0
Commercial papers	12.0
US government and agency securities	11.7
Overnight deposits and other cash equivalents	10.1
Short-term investments	26.3

Total	$1,722.3

August 31, 2004:
Cash and restricted cash	$521.7
Money market funds	908.5

Total	$1,430.2

      Restricted cash and cash equivalents are restricted as collateral for specified obligations under certain synthetic lease agreements. Short-term investments are carried at fair market value and are classified as available for sale. Realized and unrealized gains and losses for the fiscal years ended August 31, 2005 and 2004 were not significant.

NOTE 3.	Inventories
      Inventories related to continuing operations as of August 31, 2005 and 2004, consisted of the following (in millions):

	August 31	August 31
	2005	2004

Raw materials	$771.0	$992.6
Work-in-process	152.8	224.0
Finished goods	184.7	244.7

Total	$1,108.5	$1,461.3

SOLECTRON CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

NOTE 4.	Property and Equipment
      Property and equipment related to continuing operations as of August 31, 2005 and 2004, consisted of the following (in millions):

	August 31	August 31
	2005	2004

Land	$46.4	$85.2
Building and improvements	384.3	410.5
Leasehold improvements	82.5	97.8
Furniture, fixtures, equipment and other	987.5	957.7
Computer equipment and software	317.6	326.3

	1,818.3	1,877.5
Less accumulated depreciation and amortization	1,152.0	1,123.1

Property and equipment, net	$666.3	$754.4

NOTE 5.	Lines of Credit
      As of August 31, 2005, Solectron had available a $500 million secured revolving credit facility that expires on August 20, 2007. The facility amended and restated a previous $250 million secured credit facility. The revolving credit facility is guaranteed by certain domestic subsidiaries and secured by the pledge of domestic accounts receivable, inventory and equipment, the pledge of equity interests in certain subsidiaries and notes evidencing intercompany debt. Borrowings under the credit facility bear interest, at Solectron’s option, at the London Interbank Offering Rate (LIBOR) plus a margin of 2.25% based on Solectron’s current senior unsecured debt ratings, or the higher of the Federal Funds Rate plus 1/2 of 1% or Bank of America N.A.’s publicly announced prime rate. As of August 31, 2005, there were no borrowings outstanding under this facility. Solectron is subject to compliance with certain financial covenants set forth in this facility including, but not limited to, capital expenditures, cash interest coverage, and leverage. Solectron was in compliance with all applicable covenants as of August 31, 2005.

NOTE 6.	Debt
      Debt related to continuing operations at August 31, 2005 and 2004, consisted of the following (in millions):

	2005	2004

9.625% senior notes, face value of $0 in 2005 and $500.0 in 2004, fair values of $0 in 2005 and $551.3 in 2004, due 2009	$—	$519.4
0.5% convertible senior notes, face value of $450.0, fair value of $343.1 in 2005 and $389.8 in 2004, due 2034	450.0	450.0
7.375% senior notes, face value of $150.0, fair values of $151.3 in 2005 and $156.4 in 2004, due 2006	150.0	150.0
7.97% adjustable conversion-rate equity securities (ACES), face value of $64.3, fair values of $65.8 in 2005 and $65.0 in 2004, due 2006	63.6	63.0
2.75% zero-coupon convertible senior notes, face values of $13.0 in 2005 and $15.2 in 2004, fair values of $8.7 in 2005 and $9.9 in 2004, due 2020	8.7	9.9
3.25% zero-coupon convertible senior notes, face value of $5.0, fair values of $3.1 in 2005 and $3.0 in 2004, due 2020	3.1	3.0
Other, fair values approximate carrying value	31.2	51.2

Total debt	$706.6	$1,246.5
Less: current portion	165.7	25.1

Total long-term debt	$540.9	$1,221.4

SOLECTRON CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

9.625% Senior Notes
      On February 8, 2002, Solectron issued an aggregate principal amount of $500 million of 9.625% senior notes due 2009. Solectron was required to pay interest on the notes in cash on February 15 and August 15 of each year.
      In May 2005, Solectron completed the redemption of all of the $500 million aggregate principal amount outstanding of these notes at the make-whole-premium price calculated in accordance with the terms in the indenture. Solectron redeemed these notes at 108.94549 percent of face value or $544.7 million, plus accrued and unpaid interest. Solectron recognized a loss on the early retirement of debt of approximately $52.3 million. The loss was recorded in other (expense) income — net in the consolidated statement of operations. Solectron funded the redemption with existing cash balances.

0.5% Convertible Senior Notes due 2034
      On February 17, 2004, Solectron issued $450 million of 0.5% convertible senior notes (the “Original Notes”), to qualified institutional buyers in reliance on Rule 144A under the Securities Act. The Original Notes are unsecured and unsubordinated indebtedness of Solectron and will mature on February 15, 2034.
      On February 10, 2005, Solectron completed an exchange offer with respect to the Original Notes for an equal amount of its newly issued 0.5% convertible senior notes, Series B due 2034 (the “New Notes”) and cash. Solectron accepted for exchange $447.3 million aggregate principal amount of outstanding notes, representing approximately 99.4% of the total outstanding notes. Upon conversion of the New Notes, Solectron will deliver $1,000 in cash for the principal amount, and at its election, either common stock or cash, for the conversion value above the principal amount. Holders electing to convert upon a change of control, prior to February 15, 2011, unless the consideration consists of at least 90% in the form of listed shares (excluding cash payments for fractional shares and cash payments made pursuant to dissenters’ appraisal rights), shall be eligible for an increase in the conversion rate in accordance to the terms of the New Notes.
      On or after February 20, 2011, Solectron will have the option to redeem all or a portion of the convertible notes that have not been previously purchased, repurchased or converted, at 100% of the principal amount of the convertible notes to be redeemed plus accrued and unpaid interest and liquidated damages owed, if any, up to, but excluding, the date of the purchase. Holders of the convertible notes may require Solectron to purchase all or a portion of the convertible notes for cash on each of February 15, 2011, 2014, 2019, 2024, and 2029 at a price equal to 100% of the principal amount of the convertible notes to be repurchased plus accrued and unpaid interest, up to, but excluding, the date of repurchase. Holders will have the option, subject to certain conditions, to require Solectron to repurchase any convertible notes held by such holder in the event of a “change in control”, as defined, at a price of 100% of the principal amount of the convertible notes plus accrued and unpaid interest up to, but excluding, the date of repurchase. The convertible notes are convertible into shares of common stock of Solectron at any time prior to maturity, subject to the terms of the notes.
      After the exchange offer was complete, there were approximately $2.7 million aggregate principal amount of Original Notes outstanding. Interest on both the Original Notes and the New Notes (together, the “convertible notes”) will be paid on February 15 and on August 15 of each year. The conversion rate for the convertible notes is 103.4468 per $1,000 principal amount. As of August 31, 2005, the aggregate carrying amount of the convertible notes was $450.0 million, classified as long-term debt.

7.375% Senior Notes
      In February 1996, Solectron issued $150 million aggregate principal amount of unsubordinated notes. These notes are in denominations and have a maturity value of $1,000 each and are due on March 1, 2006. Interest is payable semiannually at a rate of 7.375% per annum. The notes may not be redeemed prior to maturity. As of August 31, 2005, the carrying amount of the notes of $150.0 million was classified as short-term debt.

Adjustable Conversion-Rate Equity Securities (ACES)
      On August 31, 2004, there were 2.6 million ACES units remaining. Each ACES unit has a stated amount of $25.00 and consisted of (a) a contract requiring the holder to purchase, for $25.00, a number of shares of Solectron

SOLECTRON CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
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
      As of August 31, 2005, the 7.97% subordinated debentures due November 2006, which had a carrying value of $63.6 million, were classified as long-term debt.

Liquid Yield Option Notes (LYONstm)
      On August 31, 2005, Solectron has $8.7 million aggregate accreted value of LYONstm outstanding with an interest rate of 2.75%. These notes are unsecured and unsubordinated indebtedness of Solectron. Solectron will pay no interest prior to maturity. Each note has a yield of 2.75% with a maturity value of $1,000 on May 8, 2020. Each note is convertible at any time by the holder to common shares at a conversion rate of 12.3309 shares per note. Holders will be able to require Solectron to purchase all or a portion of their notes on May 8, 2010, at a price of $761.00 per note. Solectron, at its option, may redeem all or a portion of the notes at any time on or after May 8, 2003. As of August 31, 2005, the accreted value of the 2.75% LYONstm is classified as long-term debt on the consolidated balance sheet.
      The aggregate annual face value maturities of long-term debt are as follows (in millions):

Years Ending August 31:
2006	$167.8
2007	81.7
2008	0.7
2009	1.2
2010	9.9
2011	450.0

Total	$711.3

NOTE 7.	Financial Instruments

Fair Value of Financial Instruments
      The fair value of Solectron’s cash, cash equivalents, accounts receivable, accounts payable and borrowings under lines of credit approximates the carrying amount due to the relatively short maturity of these items. The fair value of Solectron’s short-term investments (see Note 2, “Cash, Cash Equivalents and Short-Term Investments”) is determined based on quoted market prices. The fair value of Solectron’s long-term debt (see Note 6, “Debt”) is determined based on broker trading prices.

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
      As of August 31, 2005, Solectron had outstanding foreign exchange forward contracts with a total notional amount of approximately $467.0 million related to continuing operations.
      During the third quarter of fiscal 2005, Solectron terminated its $500 million interest rate swap arrangement with a payment of $8.2 million. Solectron recorded a gain of approximately $6.6 million in other (expense) income — net

SOLECTRON CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
in the consolidated statement of operations. The interest rate swap was no longer necessary due to the redemption of the 9.625% senior notes during the period.
      During fiscal 2004, Solectron settled its $500 million swap contract related to the $1.1 billion ACES at the time of the early settlement of the ACES. The settlement of that swap contract resulted in a gain of approximately $5.6 million, which was recorded in other (expense) income — net.
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
      Financial instruments that potentially subject Solectron to concentrations of credit risk consist of cash, cash equivalents and trade accounts receivable. Concentrations of credit risk in accounts receivable resulting from sales to major customers are discussed in Note 12, “Segment and Geographic Information”.

NOTE 8.	Commitments and Contingencies

Synthetic Leases
      Solectron has synthetic lease agreements relating to three manufacturing sites in continuing operations. The synthetic leases have expiration dates in August 2007. At the end of the lease terms, Solectron has an option, subject to certain conditions, to purchase or to cause a third party to purchase the facilities subject to the synthetic leases for the “Termination Value,” which approximates the lessor’s original cost for each facility, or may market the property to a third party at a different price. Solectron is entitled to any proceeds from a sale of the properties to third parties in excess of the Termination Value and is liable to the lessor for any shortfall not to exceed 85% of the Termination Value. Solectron has provided loans to the lessor equaling approximately 85% of the Termination Value for each synthetic lease. These loans are repayable solely from the sale of the properties to third parties in the future, are subordinated to the amounts payable to the lessor at the end of the synthetic leases, and may be credited against the Termination Value payable if Solectron purchases the properties. The approximate aggregate Termination Values and loan amounts were $87.7 million and $74.5 million, respectively, as of August 31, 2005.
      In addition, cash of $13.2 million, an amount equal to the difference between the aggregate Termination Values and the loan amounts, is pledged as collateral. Each synthetic lease agreement contains various affirmative covenants. A default under a lease, including violation of these covenants, may accelerate the termination date of the arrangement. Solectron was in compliance with all applicable covenants as of August 31, 2005. Monthly lease payments are generally based on the Termination Value and 30-day LIBOR index (3.51% as of August 31, 2005) plus an interest-rate margin, which may vary depending upon Solectron’s Moody’s Investors’ Services and Standard and Poor’s ratings, and are allocated between the lessor and Solectron based on the proportion of the loan amount to the Termination Value for each synthetic lease.
      During fiscal 2004, Solectron determined that it is probable that the expected fair value of the properties under the synthetic lease agreements will be less than the Termination Value at the end of the lease terms by approximately $13.5 million. The $13.5 million is being accreted over the remaining lease terms. As of August 31, 2005, Solectron had accreted $5.2 million.
      Solectron accounts for these synthetic lease arrangements as operating leases in accordance with SFAS No. 13, “Accounting for Leases,” as amended. Solectron’s loans to the lessor and cash collateral were included in other assets and restricted cash and cash equivalents, respectively, in the consolidated balance sheets.

SOLECTRON CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

Future Minimum Lease Obligations
      Future minimum payments for operating lease obligations related to facilities in use, including the synthetic leases discussed above, are as follows:

	Payments Due by Period

	Total	FY06	FY07	FY08	FY09	FY10	Thereafter

	(In millions)
Operating lease	$148.5	$40.0	$28.3	$20.8	$17.3	$15.9	$26.2
      Rent expense was $79.4 million, $95.5 million and $103.7 million for fiscal 2005, 2004 and 2003, respectively. Sublease income will not have a significant impact on these amounts.

Related Party Guarantees
      Solectron extends guarantees of $83.3 million in favor of vendors that supply the company’s subsidiaries as of August 31, 2005. These guarantees have various expiration terms. In addition, Solectron guarantees used and unused lines of credits and debt for its own subsidiaries totaling $55.4 million as of August 31, 2005. Solectron also guarantees performance of certain subsidiaries in various transactions such as leases totaling $115.6 million as of August 31, 2005.

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
      On March 6, 2003, a putative shareholder class action lawsuit was filed against Solectron and certain of its officers in the United States District Court for the Northern District of California alleging claims under Section 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 10b-5 promulgated thereunder. The case is entitled Abrams v. Solectron Corporation et al., Case No. C-03-0986 CRB. The complaint alleged that the defendants issued false and misleading statements in certain press releases and SEC filings issued between September 17, 2001 and September 26, 2002. In particular, plaintiff alleged that the defendants failed to disclose and to properly account for excess and obsolete inventory in Solectron’s former Technology Solutions business unit during the relevant time period. Additional complaints making similar allegations were subsequently filed in the same court, and pursuant to an order entered June 2, 2003, the Court appointed lead counsel and plaintiffs to represent the putative class in a single consolidated action. The Consolidated Amended Complaint, filed September 8, 2003, alleges an expanded class period of June 18, 2001 through September 26, 2002, and purports to add a claim for violation of Section 11 of the Securities Act of 1933, as amended (the “Securities Act”), on behalf of a putative class of former shareholders of C-MAC Industries, Inc., who acquired Solectron stock pursuant to the October 19, 2001 Registration Statement filed in connection with Solectron’s acquisition of C-MAC Industries, Inc. In addition, while the initial complaints focused on alleged inventory issues at the former Technology Solutions business unit, the Consolidated Amended Complaint adds allegations of inadequate disclosure and failure to properly account for excess and obsolete inventory at Solectron’s other business units. The complaint seeks an unspecified amount of damages on behalf of the putative class. On February 13, 2004 the Court denied defendants’ motion to dismiss the Complaint and on September 2, 2004 the Court signed an order provisionally certifying the Class. Solectron believes it has valid defenses to the plaintiffs’ claims. There can be no assurance, however, that the outcome of the lawsuit will be favorable to Solectron or will not have a material adverse effect on Solectron’s business, consolidated financial condition and results of operations. In addition, Solectron may be forced to incur substantial litigation expenses in defending this litigation. In August 2005, the parties reached an agreement in principal to settle the litigation on terms not material to Solectron. The parties are currently negotiating the terms of the formal written settlement agreement which they expect to execute and file with the Court in November, 2005.

SOLECTRON CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

NOTE 9.	Retirement Plans
      Solectron has various retirement plans that cover a significant number of its eligible worldwide employees. The Company sponsors a 401(k) Plan to provide retirement benefits for its United States employees. This Plan provides for tax-deferred salary deductions for eligible employees. Employees may contribute 1% to 15% of their annual compensation to this Plan, limited by an annual maximum amount as determined by the Internal Revenue Service. The Company also makes discretionary matching contributions, which vest immediately, as periodically determined by the oversight committee. This committee was established by the Executive Compensation and Management Resources Committee of the Board of Directors. The Company’s matching contributions to this plan related to continuing operations totaled $9.5 million, $6.4 million, and $8.3 million, respectively, in fiscal 2005, 2004 and 2003.
      In addition, certain of the Company’s non-U.S. employees are covered by various defined benefit and defined contribution plans. Solectron’s expenses for these plans related to continuing operations totaled approximately $1.5 million, $2.3 million and $3.9 million in fiscal 2005, 2004 and 2003, respectively.

NOTE 10.	Income Taxes
      The components of income taxes (benefit) from continuing operations for the fiscal periods included in this report are as follows (in millions):

	2005	2004	2003

Current:
Federal	$(3.8)	$2.8	$26.8
State	0.8	2.7	3.2
Foreign	6.8	3.2	14.2

	3.8	8.7	44.2

Deferred:
Federal	—	—	426.0
State	—	—	63.5
Foreign	11.9	(12.0)	(8.2)

	11.9	(12.0)	481.3

Total	$15.7	$(3.3)	$525.5

      The overall effective income tax rate (expressed as a percentage of consolidated financial statement loss from continuing operations and before income taxes) varied from the United States statutory income tax rate for all fiscal years presented as follows:

	2005	2004	2003

Federal tax rate	35.0%	35.0%	35.0%
State income tax, net of federal tax benefit	15.4	(1.1)	(1.7)
Income of international subsidiaries taxed at different rates	(739.8)	16.9	(11.6)
Tax holiday	(432.7)	28.6	0.4
Nondeductible goodwill and other permanent items	1,419.5	(6.6)	(3.5)
Loss for which no benefit is currently realized	—	(77.4)	(20.8)
Change in beginning valuation allowance	232.3	7.0	(19.0)
Change in estimate of contingency reserves	(183.8)	—	—
Other	(44.0)	(1.2)	—

Effective income tax rate	301.9%	1.2%	(21.2)%

SOLECTRON CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
      The tax effects of temporary differences from continuing operations that gave rise to significant portions of deferred tax assets and liabilities as of August 31, 2005 and 2004 were as follows (in millions):

	2005	2004

Deferred tax assets:
Accruals, allowances and reserves	$84.6	$66.6
State income tax	50.8	62.2
Acquired intangible assets	410.4	455.8
Depreciation	—	2.3
Net operating loss carryover and credits	924.8	918.1
Restructuring accruals	21.8	28.3
Capital loss carryover	234.8	180.5
Other	48.2	16.7

Deferred tax assets	1,775.4	1,730.5
Valuation allowance	(1,686.8)	(1,629.6)

Total deferred tax assets	$88.6	$100.9

Deferred tax liabilities:
Depreciation	(28.3)	(26.4)
Other	(0.7)	(3.8)

Total deferred tax liabilities	(29.0)	(30.2)

Net deferred tax assets	$59.6	$70.7

      Deferred tax assets, net of valuation allowance, were recorded in other current assets and other assets in the accompanying consolidated balance sheet. Deferred tax liabilities were recorded in other current liabilities and other liabilities. Income taxes payable of $155.1 million and $154.4 million is included in other current liabilities as of August 31, 2005 and 2004, respectively.
      The Company has U.S. federal net operating losses arising from continuing operations in its U.S. consolidated group of approximately $1,369.1 million. The net operating losses, if not utilized, will expire in 2021 through 2025.
      The Company also has U.S. federal capital loss carryforwards from continuing operations in its U.S. consolidated group of approximately $21.7 million. Capital loss carryforwards may only offset capital gains realized in future years. The capital loss, if not utilized, will expire in 2009.
      The Company also has a Canadian capital loss carryforward from continuing operations of approximately $628.9 million. This capital loss carryforward may only offset capital gains and has no expiration.
      The Company also has California state net operating losses in its unitary group from continuing operations of approximately $419.1 million, which will expire if not utilized in 2011 through 2015.

SOLECTRON CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
      The Company has net operating loss carryforwards in various foreign jurisdictions. A summary of significant foreign net operating loss carryforwards follows (in millions):

Jurisdiction	Amount	Expiration

Australia	$53.9	Indefinite
Brazil	132.5	Indefinite
Canada	37.9	2008 - 2012
France	328.8	2006 - 2010
Germany	51.1	Indefinite
Hungary	138.2	Indefinite
Japan	137.6	2006 - 2010
Netherlands	237.8	Indefinite
United Kingdom	156.3	Indefinite
Other	99.5	Various
      Management has determined that a valuation allowance in the amount of approximately $1.7 billion is required with respect to deferred tax assets. Management believes that it is more likely than not that the remaining deferred tax assets will be realized, principally through carrybacks to taxable income in prior years. In the event the tax benefits relating to the valuation allowance are realized, $13.4 million would be credited to other comprehensive loss.
      Worldwide income (loss) from continuing operations before taxes for all fiscal years presented consisted of the following (in millions):

	2005	2004	2003

U.S.	$44.9	$(373.9)	$(289.4)
Non-U.S.	(39.7)	108.2	(2,194.0)

Total	$5.2	$(265.7)	$(2,483.4)

      Cumulative undistributed earnings of the non-U.S. subsidiaries amounted to $1,015.6 million as of August 31, 2005, all of which is intended to be permanently reinvested. The amount of deferred income tax liability that would result had such earnings been repatriated is estimated to be approximately $309.3 million which would be absorbed by a corresponding reversal in valuation allowance.
      Solectron has been granted a tax holiday for its Malaysian sites which is effective through January 31, 2012, subject to certain conditions. In addition, Solectron has been granted a tax holiday for certain manufacturing operations in Singapore which is effective through March 31, 2011. The net impact of these holidays in Malaysia and Singapore was to decrease local country taxes by $22.5 million in fiscal 2005, $36.3 million in fiscal 2004, and $31.3 million in fiscal 2003.
      Solectron also enjoys the benefit of statutory low income tax rates in various provinces throughout China on the basis of qualification as a High Tech Enterprise.
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

Stock Option Plans
      Solectron’s stock option plans provide for grants of options to employees to purchase common stock at the fair market value of such shares on the grant date. The options vest monthly over a four-year period beginning generally on the grant date. The term of the options is five years for options granted prior to January 12, 1994, seven years for options granted prior to September 20, 2001, and ten years for options granted thereafter. In connection with the

SOLECTRON CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
acquisitions of Force Computers, SMART Modular Technologies, Bluegum, Centennial Technologies, C-MAC and Iphotonics, Solectron assumed all options outstanding under the related companies’ option plans. Options under these plans generally vest over periods ranging from immediately to five years from the original grant date and have terms ranging from two to ten years. In the table contained herein, these options are considered granted in the year the acquisition occurred. A summary of stock option activity under the plans for all fiscal years is presented as follows (in millions, except per-share data):
      A summary of stock option activity under the plans for all fiscal years is presented as follows (in millions, except per-share data):

	2005		2004		2003

		Weighted		Weighted		Weighted
		Average		Average		Average
	Number of	Exercise	Number of	Exercise	Number of	Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding, beginning of year	53.8	$12.03	64.0	$14.30	63.2	$18.50
Granted	10.1	$4.04	18.0	$5.06	21.3	$3.73
Exercised	(0.8)	$3.70	(5.7)	$3.11	(0.3)	$3.54
Cancelled	(12.2)	$15.48	(22.5)	$15.52	(20.2)	$16.43

Outstanding, end of year	50.9	$9.75	53.8	$12.05	64.0	$14.30

Exercisable, end of year	38.4	$11.76	29.7	$17.88	37.5	$18.20

Weighted-average fair value of options granted at market value during the year		$2.02		$3.04		$2.25
      Information regarding the stock options outstanding at August 31, 2005, is summarized in the table below (in millions, except number of years and per-share data).

	Outstanding			Exercisable

		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number of	Contractual	Exercise	Number of	Exercise
Range of Exercise Price	Shares	Life	Price	Shares	Price

$ 1.09 - $ 3.77	8.1	8.05 years	$3.64	3.9	$3.59
$ 3.79 - $ 3.79	5.3	9.84 years	$3.79	0.1	$3.79
$ 3.99 - $ 4.24	6.2	7.44 years	$4.06	3.8	$4.05
$ 4.30 - $ 5.07	2.4	8.77 years	$4.93	2.3	$4.95
$ 5.09 - $ 5.09	6.6	8.81 years	$5.09	6.4	$5.09
$ 5.13 - $ 5.96	5.4	8.39 years	$5.65	5.2	$5.64
$ 6.05 - $ 9.98	1.6	6.02 years	$6.90	1.5	$6.97
$10.29 - $10.29	5.2	6.07 years	$10.29	5.2	$10.29
$10.34 - $31.00	5.6	2.69 years	$18.29	5.6	$18.29
$31.08 - $51.67	4.5	2.06 years	$39.93	4.4	$39.93

$ 1.09 - $51.67	50.9	6.95 years	$9.75	38.4	$11.76

      A total of 50.8 million shares of common stock were available for grant under Solectron’s stock option plans as of August 31, 2005.
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

SOLECTRON CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

Employee Stock Purchase Plan
      Under Solectron’s Employee Stock Purchase Plan, employees meeting specific employment qualifications are eligible to participate and can purchase shares semi-annually through payroll deductions at the lower of 85% of the fair market value of the stock at the commencement or end of the offering period. The Purchase Plan permits eligible employees to purchase common stock through payroll deductions for up to 10% of qualified compensation. As of August 31, 2005, approximately 12.3 million shares were available for issuance under the Purchase Plan.
      The weighted average fair value of the purchase rights granted by Solectron in fiscal 2005, 2004 and 2003 was $3.71, $2.19, and $1.37, respectively.

Common Stock Issuance
      On November 15, 2004, Solectron issued 6.6 million shares of its common stock at a settlement rate of 2.5484 shares per ACES unit. Solectron received cash proceeds of $64.3 million which resulted in a corresponding increase in additional paid-in capital. The equity component of the ACES has been settled. Accordingly, the remaining obligation of the original ACES is the 7.97% debentures.
      On May 12, 2004, Solectron issued 17.1 million shares of common stock at a price of $4.775 per share for total net proceeds of $81.7 million. These net proceeds of $81.7 million in part, along with an additional common stock issuance of 105.6 million shares, were used to early settle approximately 94% of the 7.25% ACES debentures. See Note 6, “Debt”, for further discussion of the early settlement of the 7.25% ACES debentures.

Restricted Stock Awards and Discounted Stock Options
      During fiscal 2003, Solectron issued restricted stock awards of 1.4 million shares of common stock to certain eligible executives at a purchase price of $0.001 per share. These restricted shares are not transferable until fully vested and are subject to the Company Repurchase Option for all unvested shares upon certain early termination events and also subject to accelerated vesting in certain circumstances. Compensation expense resulting from the difference between the market value on the date of the restricted stock award granted and the purchase price is being amortized over the vesting period and was $1.2 million and $2.5 million during the fiscal years 2005 and 2004, respectively.
      During fiscal 2005 and 2004, Solectron also issued options of 1.5 million and 0.7 million shares, respectively, to certain eligible executives and employees at a price below the market value on the day of the stock option grant. Compensation expense resulting from the difference between the market value on the date of the discounted stock options grant and the purchase price is being amortized over the vesting period and was $1.5 million and $0.7 million during the fiscal years 2005 and 2004, respectively.
      The weighted-average fair value of the restricted stock and discounted stock options granted in fiscal 2005, 2004 and 2003 was $4.61, $5.62, and $3.89, respectively. At August 31, 2005, unamortized deferred stock compensation expense totaled approximately $9.6 million.

Board of Directors Stock in Lieu of Retainer
      During fiscal 2005, Solectron issued 38,178 shares to six board members, who had made a voluntary election to receive up to one-third of their annual retainer in fully vested and taxable Solectron common stock.

Stock Repurchase
      On July 22, 2005, Solectron’s board of directors authorized a $250 million stock repurchase program. During the fourth fiscal quarter of 2005, Solectron repurchased and retired 17.0 million shares of its common stock at an average price of $4.09 for approximately $69.6 million. As of August 26, 2005, Solectron has committed to repurchase an additional 2.7 million shares for approximately $11.2 million, which amount was accrued for at year-end and subsequently settled. In October 2005, Solectron completed the stock repurchase program. Solectron repurchased and retired a total of 63.6 million shares for approximately $250.0 million.

SOLECTRON CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

NOTE 12.	Segment and Geographic Information
      SFAS No. 131 “Disclosure about Segments of an Enterprise and Related Information,” established standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports issued to stockholders. It also established standards for related disclosures about products and services, geographic areas and major customers. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance.
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
      Geographic information for continuing operations as of and for the periods presented is as follows (in millions):

	Years Ended August 31

	2005	2004	2003

Geographic net sales:
United States	$3,127.1	$3,219.4	$3,217.7
Other North and Latin America	1,633.6	1,836.2	1,358.7
Europe	1,497.3	1,667.4	1,590.4
Malaysia	2,013.2	1,853.4	1,455.0
China	1,268.2	1,914.6	1,091.3
Other Asia Pacific	901.7	1,147.3	1,115.2

	$10,441.1	$11,638.3	$9,828.3

      Geographic net sales are attributable to the country in which the product is manufactured.

	August 31	August 31
	2005	2004

Long-lived assets:
United States	$314.3	$332.4
Other North and Latin America	165.7	182.6
Europe	138.0	144.7
Asia Pacific	275.8	330.1

	$893.8	$989.8

NOTE 13.	Major Customers
      Net sales from continuing operations to major customers as a percentage of consolidated net sales were as follows:

	Years Ended August 31

	2005	2004	2003

Cisco Systems	15.7%	13.2%	11.9%
Nortel Networks	10.8%	*	12.9%

*	less than 10%
      Solectron has concentrations of credit risk due to sales to these and other of Solectron’s significant customers. As of August 31, 2005, Nortel Networks and Hewlett-Packard accounted for approximately 13.2% and 11.1%,

SOLECTRON CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
respectively, of total accounts receivable related to continuing operations. As of August 31, 2004, there were no customers who accounted for greater than 10% of total accounts receivable related to continuing operations.

NOTE 14.	Restructuring
      Over the past years, Solectron has recorded restructuring and impairment costs as it rationalized operations in light of customer demand declines and the economic downturn. The measures, which included reducing the workforce, consolidating facilities and changing the strategic focus of a number of sites, was largely intended to align Solectron’s capacity and infrastructure to anticipated customer demand and transition our operations to lower cost regions. The restructuring and impairment costs include employee severance and benefit costs, costs related to leased facilities abandoned and subleased, impairment of owned facilities no longer used by Solectron which will be disposed, costs related to leased equipment that has been abandoned, and impairment of owned equipment that will be disposed. For owned facilities and equipment, the impairment loss recognized was based on the fair value less costs to sell, with fair value estimated based on existing market prices for similar assets. Severance and benefit costs and other costs associated with restructuring activities initiated prior to January 1, 2003 were recorded in compliance with EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity.” Severance and benefit costs associated with restructuring activities initiated on or after January 1, 2003 are recorded in accordance with SFAS No. 112, “Employer’s Accounting for Postemployment Benefits,” and SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits” as Solectron concluded that it had a substantive severance plan. In accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, the estimated lease loss accrued for leased facilities abandoned and subleased after December 31, 2002, represents the fair value of the lease liability as measured by the present value of future lease payments subsequent to abandonment less the present value of any estimated sublease income. For those facilities abandoned and subleased before January 1, 2003, as part of restructuring activities under EITF Issue No. 94-3, the estimated lease loss represents payments subsequent to abandonment less any estimated sublease income. In order to estimate future sublease income, Solectron works with real estate brokers to estimate the length of time until it can sublease a facility and the amount of rent it can expect to receive. Estimates of expected sublease income could change based on factors that affect Solectron’s ability to sublease those facilities such as general economic conditions and the real estate market, among others.
      See also Note 15, “Goodwill and Intangible Assets,” for discussion of intangible asset and goodwill impairment charges.

Fiscal 2005
      During fiscal 2005, Solectron approved and commenced a new plan to consolidate facilities, reduce the workforce in Europe and North America and impair certain long-lived assets that would result in restructuring charges of approximately $80.0 - $95.0 million. Through August 31, 2005, Solectron recorded approximately $56.9 million of cash and non-cash restructuring expense related to the new plan. This amount consisted of $49.3 million on severance charges, $0.9 million in transfer and other exit costs and $6.7 million loss on the disposition of a restructured building. Solectron expects to complete this restructuring plan by the end of the third quarter of fiscal 2006.
      In addition, during fiscal 2005, Solectron recorded a net credit in restructuring of approximately $1.7 million as a result of revisions to previous estimates for severance costs, leased facilities and net loss on disposal of equipment and facilities for restructuring plans that commenced prior to fiscal 2005. Solectron continues to revise impairment calculations, severance accruals and lease costs for vacated facilities related to previous restructuring plans. During fiscal 2005, Solectron both recorded $4.9 million of severance costs related to pre-fiscal year 2005 restructuring plans and reduced its severance provision by a gross amount of approximately $7.9 million due to employee turnover and the decision to operate a site that was previously identified to be closed. Solectron also recorded $2.6 million of losses on disposal and impairment charges during fiscal 2005 related to pre-fiscal year 2005 restructuring plans. Solectron anticipates to continue to incur charges and/or credits related to previous restructuring activities until the last lease expires in 2014.

SOLECTRON CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
      During fiscal 2005, Solectron also incurred approximately $35.9 million in non-cash charges related to a sale of a facility in Japan. The sale closed on May 31, 2005. As a result of the sale, Solectron transferred approximately $13.6 million from accumulated foreign currency translation losses included in other comprehensive losses within Stockholders’ Equity and recognized that as part of the charge.
      Under all restructuring activities mentioned above, facilities subject to restructuring were primarily located in the Americas and Europe. For leased facilities that will be abandoned or subleased, the lease cost represents the present value of future lease payments subsequent to abandonment less estimated sublease income. For owned facilities and equipment, the impairment loss recognized was based on the fair value less cost to sell, with fair value based on estimates of existing market prices for similar assets.
      The other exit costs mainly represent program transfer activity between global operation sites, which are recorded as the charges are incurred.

	2005	Nature

Loss on disposal of and impairment of equipment and facilities, net of loss (gain) on disposal	$45.2	non-cash
Severance and benefit costs	46.3	cash
Net adjustment to equipment lease loss accrual	(0.2)	cash
Net adjustment to facility lease loss accrual	(1.4)	cash
Other exit costs	1.2	cash

Total	$91.1

Fiscal 2004
      During fiscal 2004, Solectron recorded restructuring and impairment charges (excluding intangible asset impairment charges) of $130.4 million related to continuing operations.
      In the fourth quarter of fiscal 2004, Solectron committed to a plan to incur approximately $20.0 million in new restructuring charges, of which Solectron recorded restructuring charges of approximately $19.0 million. These restructuring actions were to further consolidate facilities, reduce the workforce in Europe and North America and impair certain long-lived assets. These new restructuring actions resulted in cash expenditures of approximately $14.4 million. This plan is substantially complete as of August 31, 2005.
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
      During fiscal 2003, Solectron recorded restructuring and impairment charges (excluding intangible asset and goodwill impairment charges) of $433.1 million related to continuing operations. The following table summarizes these charges (in millions):

	2003	Nature

Impairment of equipment	$48.9	non-cash
Impairment of facilities	77.8	non-cash
Impairment of other assets	26.9	non-cash

Impairment of equipment, facilities and other assets	$153.6
Severance and benefit costs	221.8	cash
Loss on leased equipment	2.2	cash
Loss on leased facilities	22.9	cash
Other exit costs	32.6	cash

Total	$433.1

SOLECTRON CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
      The following table summarizes the continuing operations restructuring accrual activity in all fiscal years presented (in millions):

	Severance	Lease Payments	Lease Payments
	and Benefits	on Facilities	on Equipment	Other	Total

Balance of accrual at August 31, 2002	$5.6	$59.7	$83.4	$0.3	$149.0

FY2003 Provision	221.8	22.6	2.2	32.6	279.2
FY2003 Provision adjustments	—	0.3	—	—	0.3
FY2003 Cash payments	(153.2)	(50.1)	(57.1)	(22.4)	(282.8)

Balance of accrual at August 31, 2003	$74.2	$32.5	$28.5	$10.5	$145.7

FY2004 Provision	25.9	53.7	2.3	25.7	107.6
FY2004 Provision adjustments	—	(11.2)	(4.5)	—	(15.7)
FY2004 Cash payments	(71.2)	(17.5)	(21.4)	(34.9)	(145.0)

Balance of accrual at August 31, 2004	$28.9	$57.5	$4.9	$1.3	$92.6

FY2005 Provision	54.2	2.6	0.2	1.2	58.2
FY2005 Provision adjustments	(7.9)	(4.0)	(0.4)	—	(12.3)
FY2005 Cash payments	(30.3)	(25.1)	(3.0)	(2.4)	(60.8)

Balance of accrual at August 31, 2005	$44.9	$31.0	$1.7	$0.1	$77.7

      Accruals related to restructuring activities were recorded in accrued expenses in the accompanying consolidated balance sheet. Solectron expects to pay amounts related to severance and benefits in the next year. The remaining balance, primarily consisting of lease commitment costs on facilities, is expected to be paid out through 2014.

NOTE 15.	Goodwill and Intangible Assets
      Goodwill information is as follows for continuing operations (in millions):

Goodwill

Balance at August 31, 2003	$137.1

Goodwill adjustments	0.6

Balance at August 31, 2004	$137.7

Goodwill acquired	11.1

Balance at August 31, 2005	$148.8

Fiscal 2005
      During fiscal 2005, Solectron acquired ServiceSource Europe Limited for total consideration of $26.4 million. ServiceSource Europe Limited is a UK-based company focused on providing outsourced inventory and logistics solutions covering the supply and repair of electronics parts. This acquisition resulted in $11.1 million in goodwill. In addition, Solectron may be required to pay certain additional amounts up to $2.8 million contingent upon achieving certain agreed-upon financial targets. Any additional amounts paid will result in additional goodwill. Also in fiscal 2005, Solectron acquired Teradyne’s Foundry East PCBA manufacturing operations and a manufacturing facility from McDATA. Neither of these transactions resulted in the recording of goodwill.
      As of June 1, 2005, Solectron performed its annual impairment test under the guidelines of SFAS No. 142, “Goodwill and Other Intangible Assets,” (SFAS 142) and since the market capitalization of Solectron exceeded book value, no goodwill impairment loss was deemed necessary.

SOLECTRON CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

Fiscal 2004
      As of June 1, 2004, Solectron performed its annual impairment test under the guidelines of SFAS 142, and since the market capitalization of Solectron exceeded book value, no goodwill impairment loss was deemed necessary.

Fiscal 2003
      Primarily due to significant industry and economic trends that negatively affected Solectron’s operations, Solectron performed a goodwill impairment test according to the provisions of SFAS 142 during the third quarter of fiscal 2003 in advance of the Company’s annual test originally scheduled for the fourth quarter of fiscal 2003. This impairment test resulted in an impairment charge of approximately $1.6 billion related to continuing operations.
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

Intangible Assets
      The Company’s intangible assets are categorized into three main classes: supply agreements, intellectual property and contractual and non-contractual customer relationships obtained in asset purchases or business combinations. The following table summarizes the continuing operations intangible asset activity for fiscal years 2005 and 2004 (in millions):

			Customer
	Supply	Intellectual Property	Relationships
Fiscal 2005	Agreements	Agreements	and Other	Total

Gross amount	$87.7	$61.0	$92.3	$241.0
Intangibles acquired	4.2	—	6.6	10.8
Accumulated amortization	(86.7)	(56.2)	(84.1)	(227.0)

Carrying value	$5.2	$4.8	$14.8	$24.8

			Customer
	Supply	Intellectual Property	Relationships
Fiscal 2004	Agreements	Agreements	and Other	Total

Gross amount	$87.7	$108.5	$92.3	$288.5
Accumulated amortization	(86.1)	(54.5)	(77.5)	(218.1)
Impairment	—	(47.5)	—	(47.5)

Carrying value	$1.6	$6.5	$14.8	$22.9

      In fiscal 2005, Solectron acquired ServiceSource Europe Limited and a manufacturing facility from McDATA. Both acquisitions resulted in acquiring identifiable intangible assets. Solectron recorded $6.6 million in identifiable intangible assets related to ServiceSource Europe Limited, primarily for contractual customer relationships, which will be amortized over seven years. The McDATA acquisition resulted in a supply agreement intangible valued at $4.2 million which will be amortized over five years. Furthermore, Solectron acquired Teradyne’s Foundry East PCBA manufacturing operations located near Boston, Massachusetts, which will expand its NPI and low-volume, high mix capabilities. This transaction is not deemed to be material to Solectron.

SOLECTRON CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
      In fiscal 2004, Solectron performed an impairment test of intangible assets as a result of Solectron’s decision to disengage from certain product lines in the computing market. The impairment of $47.5 million was measured by comparing the intangible assets carrying amounts to the fair values as determined using discounted cash flow models.
      On February 3, 2003, Solectron entered into a five-year supply agreement with HP to assemble printed circuit boards and memory modules for HP’s mid- and high-end enterprise servers, as well as other products. In connection with this supply agreement, Solectron paid approximately $5.0 million to acquire certain operating assets. This transaction was treated as an asset purchase and Solectron allocated the purchase price based on the fair values of the assets acquired and liabilities assumed. The $5.0 million was allocated to inventory, other assets, property, plant, equipment and intangible assets. In addition, Solectron agreed to pay HP $52.0 million if HP meets certain minimum revenue targets over the next five years. Solectron is accounting for this potential payment as a volume-based incentive. Solectron accrues a rebate allowance and reduces sales as HP revenue is generated.
      Solectron also acquired an IBM asset recovery operation in North Carolina and a call and technical support service center in Italy for an aggregate purchase price of approximately $14.0 million in cash during the second quarter of fiscal 2003.
      Amortization expense related to continuing operations was $8.9 million, $15.3 million and $29.7 million, respectively, in fiscal 2005, 2004, and 2003. The Company expects that its annual amortization expense as required by SFAS No. 142 for these intangibles over the next five years would be approximately $7.9 million, $6.1 million, $3.9 million, $3.9 million and $1.4 million, respectively. Intangible assets are included in other assets in the consolidated balance sheets.

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
      The results from discontinued operations were as follows (in millions):

	Years Ended August 31

	2005	2004	2003

Net sales	$15.2	$1,264.9	$1,872.1
Cost of sales	14.1	1,061.8	1,598.1

Gross profit	1.1	203.1	274.0
Operating (income) expenses — net	(14.8)	109.4	606.5

Operating income (loss)	15.9	93.7	(332.5)
Interest income-net	—	1.4	1.5
Other income (expense) — net	0.9	(1.4)	(0.7)

Income (loss) before income taxes	16.8	93.7	(331.7)
Income tax expense	2.9	8.7	112.0

Income (loss) on discontinued operations, net of tax	$13.9	$85.0	$(443.7)

SOLECTRON CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
      During fiscal 2005, net sales, gross profit, operating income (loss) and income tax expense from discontinued operations decreased for fiscal year 2005 as compared to fiscal year 2004 due to the fact that the final discontinued operation was sold in the first quarter of fiscal 2005. Furthermore, Solectron recorded a $10.1 million pre-tax gain from the sale of the discontinued operation in operating (income) expenses — net, in the first quarter of fiscal 2005. As a result of the disposition, Solectron transferred approximately $28.3 million from accumulated foreign currency translation gains included in accumulated other comprehensive losses within Stockholders Equity and recognized that amount as part of the pre-tax gain.
      During fiscal 2004, Solectron completed the sale of six of its discontinued operations for net cash proceeds of approximately $508.0 million resulting in a pre-tax gain of $190.6 which is included in operating (income) expenses — net for the year ended August 31, 2004 as disclosed above. As a result of the disposition of these operations, Solectron transferred approximately $14.5 million from accumulated foreign currency translation losses, included in accumulated other comprehensive losses within stockholders’ equity, and recognized that amount as part of the pre-tax gain.
      The sale agreements for the divestitures contain certain indemnification provisions pursuant to which Solectron may be required to indemnify the buyer of the divested business for liabilities, losses, or expenses arising out of breaches of covenants and certain breaches of representations and warranties relating to the condition of the business prior to and at the time of sale. In aggregate, Solectron is contingently liable for up to $94.8 million for a period of 12 to 24 months subsequent to the completion of the sale. As of August 31, 2005, there were no significant liabilities recorded under these indemnification obligations. Additionally, Solectron may be required to indemnify a buyer for environmental remediation costs for a period up to 10 years and not to exceed $13 million. Solectron maintains an insurance policy to cover environmental remediation liabilities in excess of reserves previously established upon the acquisition of these properties. Solectron did not record any environmental charges upon disposition of these properties.
      Furthermore, Solectron recorded approximately $0 million, $123.8 million and $62.8 million of restructuring and impairment costs (excluding goodwill impairment costs) related to discontinued operations which is also included in operating (income) expenses — net for the years ended August 31, 2005, 2004, and 2003, respectively, as disclosed above.
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

SOLECTRON CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
      The current and non-current assets and liabilities of discontinued operations as of August 31, 2005 and 2004, were as follows (in millions):

	August 31	August 31
	2005	2004

Accounts receivable, net	$—	$18.3
Inventories	—	18.1

Total current assets of discontinued operations	$—	$36.4

Net property and equipment	$—	$10.1
Other assets	—	1.8

Total non-current assets of discontinued operations	$—	$11.9

Short-term debt	$—	$8.9
Accounts payable	—	26.0
Accrued employee compensation	—	7.2
Accrued expenses	—	4.3

Total current liabilities of discontinued operations	$—	$46.4

Total non-current liabilities of discontinued operations	$—	$1.8

NOTE 17.	Net Loss Per Share
      Basic loss per share is computed using the weighted average number of common shares outstanding during the period. Due to Solectron’s losses from continuing operations, dilutive potential common shares were excluded from the computation of diluted loss per share, as inclusion would be anti-dilutive for the periods presented.
      Loss per share data for continuing operations were computed as follows (in millions, except per share amounts):

	2005	2004	2003

Basic and diluted net loss per share:
Net loss	$(10.5)	$(262.4)	$(3,008.9)
Shares used in computation:
Weighted average shares outstanding	967.4	873.9	827.7

Basic and diluted net loss per share	$(0.01)	$(0.30)	$(3.63)

      The following table summarizes the weighted average dilutive securities that were excluded from the above computation of diluted net loss per share because their inclusion would have an anti-dilutive effect (in millions):

	2005	2004		2003

Dilutive securities:
Employee stock options	36.7	40.6		66.4
Shares issuable upon conversion of LYONs	0.2	14.5		31.7
Shares issuable upon conversion of ACES	1.4	78.9		112.1
Shares issuable upon conversion of 0.5% notes	0.3	24.6	*	—

Total anti-dilutive shares	38.6	158.6		210.2

*	This represents the weighted average number of shares outstanding based on the issuance date of February 17, 2004. The total number of contingent common shares related to the 0.5% senior notes is 46.6 million shares.

SOLECTRON CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

NOTE 18.	Subsequent Events
      On October 8, 2005, Delphi Corporation, a customer of Solectron’s, filed for reorganization under Chapter 11 of the US Bankruptcy Code. As a result of this action, Solectron recorded a pre-tax charge of $2.1 million for the fiscal year ended August 31, 2005 relating to outstanding receivables and certain inventory.
      On November 1, 2005, Solectron announced that the Company’s Board of Directors has approved a new stock repurchase program whereby the Company is authorized to repurchase up to an additional $250 million of the Company’s common stock.

NOTE 19.	Quarterly Consolidated Financial Data (Unaudited)
      The following table contains selected unaudited quarterly consolidated financial data for fiscal years 2005 and 2004:

	Year Ended August 31, 2005

	First	Second	Third	Fourth
Fiscal 2005	Quarter	Quarter	Quarter	Quarter

Net sales	$2,690.6	$2,756.0	$2,596.0	$2,398.5
Cost of Sales	2,535.1	2,598.1	2,461.4	2,274.2

Gross profit	155.5	157.9	134.6	124.3
Operating Expenses:
Selling, general and administrative	95.6	104.7	109.7	102.8
Restructuring and impairment costs	0.7	43.2	40.5	6.7

Operating income (loss)	59.2	10.0	(15.6)	14.8
Interest Income	5.8	9.1	12.6	11.3
Interest expense	(16.3)	(16.7)	(17.3)	(6.2)
Other income (expense) — net	4.7	1.1	(47.8)	(3.5)

Income (loss) from continuing operations before income taxes	53.4	3.5	(68.1)	16.4
Income tax expense (benefit)	5.9	6.6	(1.4)	4.6

Income (loss) from continuing operations	$47.5	$(3.1)	$(66.7)	$11.8
Discontinued operations:
Income from discontinued operations	12.4	0.9	2.6	0.9
Income tax expense	1.7	—	—	1.2

Income (loss) from discontinued operations	$10.7	$0.9	$2.6	$(0.3)

Net income (loss)	$58.2	$(2.2)	$(64.1)	$11.5
Basic net income (loss) per share:
Continuing operations	$0.05	$—	$(0.07)	$0.01
Discontinued operations:	0.01	—	—	—

Basic net income (loss) per share:	$0.06	$—	$(0.07)	$0.01
Diluted net income (loss) per share:
Continuing operations	$0.05	$—	$(0.07)	$0.01
Discontinued operations:	0.01	—	—	—

Diluted net income (loss) per share	$0.06	$—	$(0.07)	$0.01
Shares used to compute basic net income (loss) per share	963.2	977.1	978.4	967.9
Shares used to compute diluted net income (loss) per share	967.4	977.1	978.4	969.2
      During the fourth quarter of fiscal 2005, the Company recorded an approximately $9 million credit to expense as a result of a change in estimate in connection with its employee health insurance accrual.

SOLECTRON CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

	Year Ended August 31, 2004

	First	Second	Third	Fourth
Fiscal 2004	Quarter	Quarter	Quarter	Quarter

Net sales	$2,685.7	$2,877.8	$3,034.2	$3,040.6
Cost of Sales	2,559.0	2,749.8	2,879.0	2,880.8

Gross profit	126.7	128.0	155.2	159.8
Operating Expenses:
Selling, general and administrative	114.4	113.8	103.7	114.8
Restructuring and impairment costs	31.4	74.0	4.4	68.1

Operating income (loss)	(19.1)	(59.8)	47.1	(23.1)
Interest Income	2.5	3.7	4.9	4.0
Interest expense	(43.9)	(44.4)	(42.9)	(14.1)
Other income (expense) — net	4.2	2.0	(74.2)	(12.6)

Income (loss) from continuing operations before income taxes	(56.3)	(98.5)	(65.1)	(45.8)
Income tax expense (benefit)	1.6	0.5	0.3	(5.7)

Income (loss) from continuing operations	$(57.9)	$(99.0)	$(65.4)	$(40.1)
Discontinued operations:
Income (loss) from discontinued operations	(67.3)	27.4	92.9	40.7
Income tax expense (benefit)	0.3	4.4	6.1	(2.1)

Income (loss) from discontinued operations	$(67.6)	$23.0	$86.8	$42.8

Net income (loss)	$(125.5)	$(76.0)	$21.4	$2.7
Basic net income (loss) per share:
Continuing operations	$(0.07)	$(0.12)	$(0.08)	$(0.04)
Discontinued operations:	(0.08)	0.03	0.10	0.04

Basic net income (loss) per share:	$(0.15)	$(0.09)	$0.02	$—
Diluted net income (loss) per share:
Continuing operations	$(0.07)	$(0.12)	$(0.08)	$(0.04)
Discontinued operations:	(0.08)	0.03	0.10	0.04

Diluted net income (loss) per share	$(0.15)	$(0.09)	$0.02	$—
Shares used to compute basic net income (loss) per share	833.6	835.6	868.3	960.7
Shares used to compute diluted net income (loss) per share	833.6	835.6	868.3	960.7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Solectron Corporation:
      We have audited the accompanying consolidated balance sheets of Solectron Corporation and subsidiaries as of August 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity, comprehensive income (loss), and cash flows for each of the years in the three-year period ended August 31, 2005. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.
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
      In our opinion, the consolidated financial statements referred to above present fairly in all material respects, the financial position of Solectron Corporation and subsidiaries as of August 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended August 31, 2005, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Solectron Corporation’s internal control over financial reporting as of August 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated November 9, 2005 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP
Mountain View, California
November 9, 2005

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
      The management of Solectron Corporation is responsible for establishing and maintaining adequate internal control over financial reporting. Solectron’s internal control system was designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the preparation and fair presentation of published financial statements in accordance with U.S. generally accepted accounting principles. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.
      Management maintains a comprehensive system of controls intended to ensure that transactions are executed in accordance with management’s authorization, assets are safeguarded, and financial records are reliable. Management also takes steps to see that information and communication flows are effective and to monitor performance, including performance of internal control procedures.
      Solectron management assessed the effectiveness of the Company’s internal control over financial reporting as of August 31, 2005 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, management believes that, as of August 31, 2005, the Company’s internal control over financial reporting is effective.
      Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of August 31, 2005 has been audited by KPMG LLP, the Company’s independent registered public accounting firm, as stated in their report appearing on page 71, which expresses unqualified opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting as of August 31, 2005.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Solectron Corporation:
      We have audited management’s assessment, included in the accompanying “Management’s Report on Internal Control Over Financial Reporting”, that Solectron Corporation maintained effective internal control over financial reporting as of August 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Solectron Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
      A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      In our opinion, management’s assessment that Solectron Corporation maintained effective internal control over financial reporting as of August 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Solectron Corporation maintained, in all material respects, effective internal control over financial reporting as of August 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Solectron Corporation and subsidiaries as of August 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity, comprehensive income (loss), and cash flows for each of the years in the three-year period ended August 31, 2005. In connection with our audit of the consolidated financial statements, we also have audited the financial statement schedule. Our report dated November 9, 2005 expressed an unqualified opinion on those consolidated financial statements, and financial statement schedule.

/s/ KPMG LLP
Mountain View, California
November 9, 2005

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
      Management’s Report on Internal Control over Financial Reporting. Reference is made to Management’s Report on Internal Control over Financial Reporting on page 70.
      Management’s assessment of the effectiveness of internal control over financial reporting as of August 31, 2005, was audited by KPMG LLP, an independent registered public accounting firm, as stated in their report on page 71.
      Changes in Internal Controls. There were no changes in Solectron’s internal controls over financial reporting during the last quarter of fiscal 2005 or in other factors that materially affected or are reasonably likely to materially affect our internal control over financial reporting.
PART III

Item 10.	Directors and Executive Officers of the Registrant
      The information required by Item 10 regarding our directors, audit committee and audit committee financial experts is incorporated by reference from the information under the captions “Board and Corporate Governance Matters,” “Proposal One — Election of Directors” and “Corporate Governance” in our definitive Proxy Statement (Notice of Annual Meeting of Stockholders) for the fiscal year ended August 26, 2005 to be held on January 12, 2006 which we will file with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Report. The information required by Item 10 regarding our executive officers appears immediately following Item 4 under Part I of this Report.
NYSE CEO Certification
      On November 30, 2004, the Company timely submitted to the New York Stock Exchange (NYSE) the Annual CEO Certification, whereby the CEO of the Company, Mr. Cannon, certified that he is not aware of any violation by Solectron of the NYSE’s corporate governance listing standards as of the date of the certification.

Item 11:	Executive Compensation
      The information required by Item 11 of Form 10-K is incorporated by reference to the information contained in the section captioned “Executive Officer Compensation” of Solectron’s definitive Proxy Statement.

Item 12:	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
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
      The information required by this item is included under the captions “Proposal Three — Ratification of Appointment of Independent Auditors — Fees and Services” and “Audit Committee Pre-Approval of Audit and Non-Audit Services” in our definitive Proxy Statement and is incorporated herein by reference.
PART IV

Item 15.	Exhibits and Consolidated Financial Statement Schedules

(a)(1)	Consolidated Financial Statements. The financial statements listed in Item 8: “Financial Statements and Supplementary Data,” above are filed as part of this Annual Report on Form 10-K, beginning on page 35.

(a)(2)	Consolidated Financial Statement Schedule. See Schedule II on page 74.

(a)(3)	Exhibits. The exhibits listed in the accompanying “Index to Exhibits” are filed as part of this Annual Report on Form 10-K.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 9, 2005.

SOLECTRON CORPORATION

By:	/s/ Michael Cannon

Michael Cannon
President and Chief Executive Officer
      Pursuant to the requirements of the Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Michael Cannon Michael Cannon	President and Chief Executive Officer (Principal Executive Officer)	November 9, 2005

/s/ Warren J. Ligan Warren J. Ligan	Senior Vice President, Chief Accounting Officer and Interim Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	November 9, 2005

/s/ Richard A. D’Amore Richard A. D’Amore	Director	November 9, 2005

/s/ William R. Graber William R. Graber	Director	November 9, 2005

/s/ Heinz Fridrich Heinz Fridrich	Director	November 9, 2005

/s/ William A. Hasler William A. Hasler	Director	November 9, 2005

/s/ Paul R. Low Paul R. Low	Director	November 9, 2005

/s/ C. Wesley M. Scott C. Wesley M. Scott	Director	November 9, 2005

/s/ Paulett Eberhart Paulett Eberhart	Director	November 9, 2005

/s/ Cyril Yansouni Cyril Yansouni	Director	November 9, 2005

CONSOLIDATED FINANCIAL STATEMENT SCHEDULE
      The consolidated financial statement Schedule II — VALUATION AND QUALIFYING ACCOUNTS is filed as part of this Form 10-K.
SOLECTRON CORPORATION AND SUBSIDIARIES
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

		Additions
	Balance at				Balance at
	Beginning	Charged to			End of
	of Period	Operations	Acquisitions	(Deductions)	Period

Description
Year ended August 31, 2005:
Allowance for doubtful accounts receivable	$35.7	$6.6	$0.8	$(20.8)	$22.3
Year ended August 31, 2004:
Allowance for doubtful accounts receivable	$39.1	$25.7	$—	$(29.1)	$35.7
Year ended August 31, 2003:
Allowance for doubtful accounts receivable	$71.2	$14.3	$—	$(46.4)	$39.1

INDEX TO EXHIBITS

3	.1[A]	Certificate of Incorporation of the Registrant, as amended.
3	.2[B]	Bylaws of the Registrant, as amended.

3	.3[C]	Certificate of Designation Rights, Preferences and Privileges of Series A Participating Preferred Stock of the Registrant.

4	.1[D]	Supplemental Indenture, dated as of May 8, 2000, by and between the Registrant and State Street Bank and Trust Company of California N.A., as Trustee.

4	.2[E]	Supplemental Indenture, dated as of November 20, 2000, by and between the Registrant and State Street Bank and Trust Company of California N.A., as Trustee.

4	.3[F]	Preferred Stock Rights Agreement, dated as of June 29, 2001, as amended December 3, 2001, by and between the Registrant and EquiServe Trust Company, N.A., as Rights Agent.

4	.5[G]	Subordinated Debt Securities Indenture, dated as of December 27, 2001, by and between the Registrant and State Street Bank and Trust Company of California, N.A., as Trustee.

4	.7[G]	First Supplemental Indenture, dated as of December 27, 2001, by and between the Registrant and State Street Bank and Trust Company of California, N.A., as Trustee.

4	.8[G]	Purchase Contract Agreement, dated as of December 27, 2001, by and between the Registrant and State Street Bank and Trust Company of California, N.A., as purchase contract agent.

4	.9[G]	Pledge Agreement, dated as of December 27, 2001, among the Registrant, U.S. Bank Trust, N.A., as collateral agent, custodial agent, and securities intermediary, and State Street Bank and Trust Company of California, N.A., as purchase contract agent.

4	.10[G]	Pledge Agreement, dated as of December 27, 2001, between the Registrant and State Street Bank and Trust Company of California, N.A., as the Trustee for the holders of the Debentures.

4	.12[G]	Control Agreement, dated as of December 27, 2001, by and between the Registrant and State Street Bank and Trust Company of California, N.A., as Trustee and as securities intermediary and depository bank.

4	.11[H]	Amendment No. 1 made and entered into as of January 8, 2002 to Pledge Agreement dated as of December 27, 2001 between the Registrant and State Street Bank and Trust Company of California, N.A., as the Trustee for the holders of the Debentures.

4	.13[H]	Amendment No. 1 made and entered into as of January 8, 2002 to Control Agreement dated as of December 27, 2001 between the Registrant and State Street Bank and Trust Company of California, N.A., as Trustee and as securities intermediary and depository bank.

10	.4[I]	2002 Stock Plan, as amended.

10	.5[I]	Form of Indemnification Agreement for independent, non-employee directors.

10	.6[I][L]	Form of Employment Agreement for executive officers Douglas Britt, Todd DuChene, Perry Hayes, Warren Ligan, Craig London, Marty Neese, Kevin O’Connor, Dave Purvis.

10	.7[I]	Amendment Agreement entered into as of January 13, 2005, among the Company, the lending institutions party thereto, and Bank of America, N.A., as Administrative Agent.

10	.8[J]	Amendment to Employment Agreement dated as of April 6, 2005 by and between the Company and Michael Cannon.

10	.9[J]	Amendment to Employment Agreement dated as of April 6, 2005 by and between the Company and Marc Onetto.

10	.10[K]	Second Amendment to Credit Agreement dated June 15, 2005 among Solectron Corporation, the lending institutions party thereto, and Bank of America, N.A., as Administrative Agent.

12.1		Computation of ratios of earnings to fixed charges.

21.1		Subsidiaries of the Registrant.

23.1		Consent of KPMG LLP, Independent Registered Public Accounting Firm.

31.1		Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1		Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Footnotes:

[A]	Incorporated by reference from Exhibit 3.1 filed with the Registrant’s Form 10-Q for the quarter ended February 28, 2001, Exhibit 3.1 filed with the Registrant’s Form 10-Q for the quarter ended February 25, 2000, and Exhibit 3.1 filed with the Registrant’s Form 10-Q for the quarter ended February 26, 1999.

[B]	Incorporated by reference from Exhibit 3.2 filed with the Registrant’s Form 10-Q for the quarter ended November 28, 2003.

[C]	Incorporated by reference from Exhibit 3.3 filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended August 31, 2001.

[D]	Incorporated by reference from Exhibit 1.1 of Registrant’s Form 8-K, filed with the Commission on May 16, 2000 (File No. 001-11098).

[E]	Incorporated by reference from Exhibits of Registrant’s Form 8-K, filed with the Commission on November 21, 2000 (File No. 001-11098).

[F]	Incorporated by reference from Exhibit 4.1 of Registrant’s Registration Statement on Form 8-A filed with the Commission on July 13, 2001 (File No. 001-11098), and Exhibit 4.2 to Amendment No. 1 of Form 8-A filed with the Commission on December 4, 2001 (File No. 001-11098).

[G]	Incorporated by reference from Exhibits of Registrant’s Form 8-K, filed with the Commission on January 7, 2002 (File No. 001-11098).

[H]	Incorporated by reference from Exhibits of Registrant’s Amendment No. 1 to Form 8-K, filed with the Commission on January 10, 2002 (File No. 001-11098).

[I]	Incorporated by reference from Exhibits of Registrant’s Form 10-Q for the quarter ended February 25, 2005.

[J]	Incorporated by reference from Exhibits of Registrant’s Form 10-Q for the quarter ended May 27, 2005.

[K]	Incorporated by reference from Exhibit 10.1 of Registrant’s Form 8-K, filed with the Commission on June 17, 2005 (File No. 001-11098).

[L]	Incorporated by reference from Exhibits of Registrant’s Form 8-K filed with the Commission on July 15, 2005 (File No. 001-11098).