Form 10-Q
period 2005-11-25
SOLECTRON CORP
filed 2006-01-04
CIK 835541

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 25, 2005
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)  Yes ☐     No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

At December 22, 2005, 914,560,234 shares of Common Stock of the Registrant were outstanding (including approximately 20.8 million shares of Solectron Global Services Canada, Inc., which are exchangeable on a one-to-one basis for the Registrant’s common stock)

SOLECTRON CORPORATION

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

SOLECTRON CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	November 30	August 31
	2005	2005
	(Unaudited)
	(In millions)

ASSETS
Current assets:
Cash, cash equivalents and short-term investments*	$1,370.8	$1,722.3
Accounts receivable, net	1,287.0	1,180.7
Inventories	1,232.9	1,108.5
Prepaid expenses and other current assets	214.4	211.4

Total current assets	4,105.1	4,222.9
Property and equipment, net	681.6	666.3
Goodwill	147.4	148.8
Other assets	222.6	219.8

Total assets	$5,156.7	$5,257.8

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$227.1	$165.7
Accounts payable	1,388.4	1,371.2
Accrued employee compensation	167.0	167.0
Accrued expenses and other current liabilities	515.0	509.6

Total current liabilities	2,297.5	2,213.5
Long-term debt	478.2	540.9
Other long-term liabilities	76.2	59.2

Total liabilities	$2,851.9	$2,813.6

Commitments and contingencies
Stockholders’ equity:
Common stock	1.0	1.0
Additional paid-in capital	7,610.3	7,774.1
Accumulated deficit	(5,182.5)	(5,206.5)
Accumulated other comprehensive loss	(124.0)	(124.4)

Total stockholders’ equity	2,304.8	2,444.2

Total liabilities and stockholders’ equity	$5,156.7	$5,257.8

*	Includes $31.0 million and $13.2 million of restricted cash balances as of November 30, 2005 and August 31, 2005, respectively, and $16.8 million and $26.3 million of short-term investments as of November 30, 2005 and August 31, 2005, respectively.

See accompanying notes to condensed consolidated financial statements.

SOLECTRON CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months
	Ended
	November 30
	2005	2004
	(In millions, except
	per share data)
	(Unaudited)

Net sales	$2,456.4	$2,690.6
Cost of sales	2,330.8	2,535.1

Gross profit	125.6	155.5
Operating expenses:
Selling, general and administrative	107.4	95.6
Restructuring and impairment costs	0.9	0.7

Operating income	17.3	59.2
Interest income	12.1	5.8
Interest expense	(6.7)	(16.3)
Other income — net	1.9	4.7

Operating income from continuing operations before income taxes	24.6	53.4
Income tax expense	4.4	5.9

Income from continuing operations	$20.2	$47.5

Discontinued operations:
Income from discontinued operations before income taxes	$3.8	$12.4
Income tax expense	—	1.7

Income from discontinued operations	3.8	10.7

Net income	$24.0	$58.2

Basic net income per share
Continuing operations	$0.02	$0.05
Discontinued operations	0.01	0.01

Basic net income per share	$0.03	$0.06

Diluted net income per share
Continuing operations	$0.02	$0.05
Discontinued operations	0.01	0.01

Diluted net income per share	$0.03	$0.06

Shares used to compute basic net income per share	925.2	963.2
Shares used to compute diluted net income per share	925.9	967.4

See accompanying notes to condensed consolidated financial statements.

SOLECTRON CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended
	November 30
	2005	2004
	(In millions) (Unaudited)

Net income	$24.0	$58.2
Other comprehensive income:
Foreign currency translation adjustments, net	0.4	8.2

Comprehensive income	$24.4	$66.4

Accumulated foreign currency translation losses were $113.8 million at November 30, 2005 and $114.2 million at August 31, 2005. Foreign currency translation adjustments consist of adjustments to consolidate subsidiaries that use the local currency as their functional currency and transaction gains and losses related to intercompany dollar-denominated debt that is not expected to be repaid in the foreseeable future. There is no accumulated unrealized gain or loss on investments at November 30, 2005 and August 31, 2005.

See accompanying notes to condensed consolidated financial statements.

SOLECTRON CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months
	Ended
	November 30
	2005	2004
	(In Millions) (Unaudited)

Cash flows from operating activities of continuing operations:
Income from continuing operations	$20.2	$47.5
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	45.1	50.0
Impairment and other changes in property, equipment, goodwill and other long-term assets, net	5.2	0.5
Stock based compensation	4.7	0.9
Changes in operating assets and liabilities:
Accounts receivable, net of allowance	(106.3)	120.4
Inventories	(124.3)	53.6
Prepaid expenses and other current assets	(13.2)	15.9
Accounts payable	17.2	(71.5)
Accrued expenses and other current liabilities	37.6	(18.8)

Net cash provided by (used in) operating activities of continuing operations	(113.8)	198.5

Cash flows from investing activities of continuing operations:
Change in restricted cash and cash equivalents	(17.8)	—
Sales and maturities of short-term investments	9.5	—
Proceeds from disposition of discontinued operations	2.1	30.0
Capital expenditures	(58.9)	(32.0)
Proceeds from sale of property and equipment	1.2	3.8
Proceeds from sale of investment	—	16.0
Advances to discontinued operations	—	(22.9)

Net cash used in investing activities	(63.9)	(5.1)

Cash flows from financing activities of continuing operations:
Net repayment of bank lines of credit and other debt arrangements	(0.4)	(15.1)
Lyon repurchase	(2.0)	—
Common stock repurchase	(180.4)	—
Net proceeds from issuance of common stock	—	64.3
Net proceeds from stock issued under option and employee purchase plans	0.6	1.2

Net cash provided by (used in) financing activities of continuing operations	(182.2)	50.4

Effect of exchange rate changes on cash and cash equivalents	0.1	9.7

Net increase (decrease) in cash and cash equivalents	(359.8)	253.5
Cash and cash equivalents at beginning of period — continuing operations	1,682.8	1,412.7

Cash and cash equivalents at end of period — continuing operations	$1,323.0	$1,666.2

See accompanying notes to condensed consolidated financial statements.

SOLECTRON CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
Unaudited

NOTE 1 — Basis of Presentation and Recent Accounting Pronouncements

Basis of Presentation

The accompanying financial data as of November 30, 2005 and for the three-months ended November 30, 2005 and 2004 has been prepared by Solectron, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The August 31, 2005 condensed consolidated balance sheet was derived from audited consolidated financial statements, but does not include all disclosures required by generally accepted accounting principles. However, Solectron believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in Solectron’s Annual Report on Form 10-K for the fiscal year ended August 31, 2005.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair consolidated statement of financial position as of November 30, 2005, the results of operations, comprehensive income and cash flows for the three months ended November 30, 2005 and 2004 have been made. The consolidated results of operations for the three months ended November 30, 2005 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

Solectron’s first quarters of fiscal 2006 and 2005 ended on November 25, 2005 and November 26, 2004, respectively. Solectron’s fiscal year ended on August 26, 2005. For clarity of presentation, Solectron has indicated its first quarter of each fiscal year as having ended on November 30 and its fiscal year as having ended on August 31.

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

Research and Development Expenses

Selling, general and administrative expense includes $7.9 million and $6.8 million of research and development expenses for the first quarters of fiscal 2006 and 2005, respectively.

Restricted Cash

During the first quarter of fiscal 2006, Solectron elected to put in place a line of credit for the issuance of standby letters of credit. The letters of credit are principally related to self-insurance for workers compensation liability coverage. These standby letters of credit were previously issued under Solectron’s revolving credit facility. Solectron opted to post cash collateral totaling 105% of the standby letter of credit balances in order to reduce annual issuance commissions of the standby letters of credit. Total cash collateral of $17.8 million at November 30, 2005, is classified as restricted cash and cash equivalents in the condensed consolidated balance sheets.

Recent Accounting Pronouncements

In March 2005, the Financial Accounting Standards Board (“FASB”) issued FIN 47, “Accounting for Conditional Asset Retirement Obligations,” as an interpretation of FASB Statement No. 143, “Accounting for Asset Retirement Obligations” (FASB No. 143). This interpretation clarifies that the term conditional asset retirement obligation as used in FASB No. 143, refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the

SOLECTRON CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainly exists about the timing and/or method of settlement. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. This interpretation also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. The Company is currently assessing the impact of the adoption of FIN 47.

Reclassifications

Certain amounts from prior periods have been reclassified to conform to the current period presentation.

NOTE 2 — Stock-Based Compensation

Effective September 1, 2005, Solectron began recording compensation expense associated with stock options and other forms of equity compensation in accordance with Statement of Financial Accounting Standards No. 123-R, Share-Based Payment, (“SFAS 123R”) as interpreted by SEC Staff Accounting Bulletin No. 107. Prior to September 1, 2005, the Company accounted for stock options according to the provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, and therefore no related compensation expense was recorded for awards granted with no intrinsic value. Solectron adopted the modified prospective transition method provided for under SFAS 123R, and consequently has not retroactively adjusted results from prior periods. Under this transition method, compensation cost associated with stock options recognized in the first quarter of fiscal year 2006 now includes 1) quarterly amortization related to the remaining unvested portion of all stock option awards granted prior to September 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123; and 2) quarterly amortization related to all stock option awards granted subsequent to September 1, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. In addition, Solectron records expense over the offering period and the vesting term, respectively, in connection with 1) shares issued under its employee stock purchase plan and 2) restricted stock and discounted stock options. The compensation expense for stock based compensation awards includes an estimate for forfeitures and is recognized over the expected term of the options using the straight line method. As a result of the adoption of SFAS 123R, Solectron’s earnings from continuing operations before income taxes, earnings from continuing operations, and net earnings for the quarter ended November 30, 2005, were $3.8 million lower, than under Solectron’s previous accounting method for share-based compensation. Basic and diluted net earnings per common share for the quarter ended November 30, 2005, were not impacted by the change in accounting method. Prior to our adoption of SFAS 123R, benefits of tax deductions in excess of recognized compensation costs were reported as operating cash flows. SFAS 123R requires that they be recorded as a financing cash inflow rather than as a reduction of taxes paid. For the quarter ended November 30, 2005, no excess tax benefits were generated from option exercises. The Company evaluated the need to record a cumulative effect adjustment for estimated forfeitures upon the adoption of SFAS 123R and determined the amount to be immaterial. The company is in the process of computing the excess tax benefits in additional paid-in capital as of the date of adoption of SFAS 123R. This analysis is not expected to result in a material change to Solectron’s financial statements.

SOLECTRON CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

For stock options granted prior to the adoption of SFAS 123R, if compensation expense for the Company’s various stock option plans had been determined based upon estimated fair values at the grant dates in accordance with SFAS 123, the Company’s pro forma net earnings, and basic and diluted earnings per common share would have been as follows:

Three Months
Ended
November 30, 2004

Net Earnings:
As reported	58.2
Fair value-based expense, net of tax	$9.2

Pro forma	$49.0

Net Earnings per common share:
Basic
As reported	$0.06
Pro Forma	$0.05
Diluted
As reported	$0.06
Pro Forma	$0.05

Total stock compensation expense for the three months ended November 30, 2005, of $4.7 million was included in cost of sales and selling, general and administrative expense in the amounts of $1.7 million and $3.0 million, respectively. Total stock compensation expense for the three month period ended November 30, 2004, of $0.9 million was included in selling, general and administrative expense.

Stock Options

Solectron’s stock option plans provide for grants of options to employees to purchase common stock at the fair market value of such shares on the grant date. The options vest monthly over a four-year period beginning on the grant date. The term of the options is seven years for options granted between January 12, 1994 and September 20, 2001, and ten years for options granted thereafter. Options assumed under past acquisitions generally vest over periods ranging from immediately to five years from the original grant date and have terms ranging from two to ten years.

The fair value of each option award is estimated on the date of grant using the Black-Scholes valuation model and the assumptions noted in the following table. The expected life of options is based on observed historical exercise patterns. Groups of employees that have similar historical exercise patterns have been considered separately for valuation purposes. The expected volatility is based on implied volatilities with equal weight from traded options on the Company’s stock having a life of more than 6 months and historical volatility of the Company’s stock. The risk free interest rate is based on the implied yield on a U.S. Treasury zero-coupon issue with a remaining term equal to the expected term of the option. The dividend yield reflects that Solectron has not paid any cash dividends since inception and does not intend to pay any cash dividends in the foreseeable future.

	Three Months	Three Months
	Ended	Ended
Stock Options	November 30, 2005	November 30, 2004

Expected volatility	52%	70%
Dividends Yield	zero	zero
Expected life	4.91 years	3.9 years
Risk-free rate	4.26%	3.31%

SOLECTRON CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

	Three Months	Three Months
	Ended	Ended
Employee Stock Purchase Plan	November 30, 2005	November 30, 2004

Weighted-average volatility	44%	41%
Dividends Yield	zero	zero
Expected life	6 months	6 months
Risk-free rate	3.94%	2.32%

The Company has recorded $3.1 million of compensation expenses relative to stock options (other than discounted stock options) for the quarter ended November 30, 2005 in accordance with SFAS 123R. As of November 30, 2005, there was $22.7 million of total unrecognized compensation costs related to stock options. These costs are expected to be recognized over a weighted average period of 2.83 years. A summary of stock option activity under the plans for the three months ended November 30, 2005 is presented as follows:

			Weighted Average
		Weighted Average	Remaining
	Shares	Exercise Price	Contractual Term
	(In millions)		(Years)

Balance, September 1, 2005	50.9	9.75
Granted	1.1	3.77
Cancelled	(2.8)	10.60

Balance, November 30, 2005	49.2	9.57	6.86
Exercisable, November 30, 2005	37.5	11.34	6.21

The weighted-average fair value of stock options granted during the three months ended November 30, 2005 was $1.86. The total intrinsic value of stock options exercised was $0.01 million and the total fair value of stock awards vested was zero during the three months ended November 30, 2005. The total intrinsic value of stock options exercised was $0.59 million and the total fair value of stock awards vested was zero during the three months ended November 30, 2004.

At November 30, 2005, an aggregate of 61.5 million shares were authorized for future issuance under our stock plans, which cover stock options, Employee Stock Purchase Plans, Restricted Stock Awards and Discounted Stock Options. A total of 48.8 million shares of common stock were available for grant under Solectron’s stock option plans as of November 30, 2005. Awards that expire or are cancelled without delivery of shares generally become available for issuance under the plans.

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

Employee Stock Purchase Plan

Under Solectron’s Employee Stock Purchase Plan, employees meeting specific employment qualifications are eligible to participate and can purchase shares semi-annually through payroll deductions at the lower of 85% of the fair market value of the stock at the commencement or end of the offering period. The Purchase Plan permits eligible employees to purchase common stock through payroll deductions for up to 10% of qualified compensation. We have treated the Employee Stock purchase plan as a compensatory plan and have recorded compensation expense of $0.7 million for the quarter ended November 30, 2005 in accordance with SFAS 123R.

SOLECTRON CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

Restricted Stock Awards and Discounted Stock Options

During fiscal 2003, Solectron issued restricted stock awards of 1.4 million shares of common stock to certain eligible executives at a purchase price of $0.001 per share. These restricted shares are not transferable until fully vested and are subject to the Company Repurchase Option for all unvested shares upon certain early termination events and also subject to accelerated vesting in certain circumstances. Compensation expense computed under the fair value method for the three months ended November 30, 2005, and the intrinsic value method for the three months ended November 30, 2004, is being amortized over the vesting period and was $0.1 million and $0.6 million during the three months ended November 30, 2005 and 2004, respectively.

During fiscal 2005 and 2004, Solectron also issued discounted stock options of 1.5 million and 0.7 million shares, respectively, to certain eligible executives and employees at a price below the market value on the day of the stock option grant. During the first quarter of fiscal year 2006, an additional 2.9 million discounted options were granted to certain eligible employees. Compensation expense under the fair value method for the three months ended November 30, 2005, and the intrinsic value method for the three months ended November 30, 2004, is being amortized over the vesting period and was $0.8 million and $0.3 million during the three months ended November 30, 2005 and 2004, respectively.

The weighted-average fair value of the restricted stock and discounted stock options granted in the three-month period ended November 30, 2005 and 2004 was $3.85 and $4.97, respectively. At November 30, 2005, unrecognized costs related to restricted stock awards and discounted stock options totaled approximately $17.9 million.

Pro Forma Net Loss and Assumptions for Fiscal Years 2005 and 2004

The table below sets out the pro forma amounts of net loss and net loss per share that would have resulted for fiscal years 2005 and 2004, if Solectron accounted for its employee stock plans under the fair value recognition provisions of SFAS No. 123.

	Fiscal	Fiscal
	2005	2004
	(In millions, except per-share data)

Net income (loss) as reported	$3.4	$(177.4)
Stock-based employee compensation expense determined under fair value method, net of related tax effects	(58.7)	(60.5)

Pro forma net loss	$(55.3)	$(237.9)

Net loss per share
Basic and diluted — as reported	$0.00	$(0.20)
Basic and diluted — pro forma	$(0.06)	$(0.27)

Stock based employee compensation expense determined under the fair value method, net of related tax effects, included zero and $6.5 million of expense relating to discontinued operations during fiscal years 2005 and 2004, respectively.

SOLECTRON CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

For purposes of computing pro forma net loss, the fair value of each option grant and employee stock purchase plan purchase right was estimated on the date of grant using the Black-Scholes option pricing model. The assumptions used to value the option grants and purchase rights are stated below.

	Fiscal	Fiscal
Stock Options	2005	2004

Expected life of options	4.5 years	3.9 years
Volatility	57%	75%
Risk-free interest rate	3.79%	2.30% to 3.06%
Dividend yield	zero	zero

Employee Stock Purchase Plan
Expected life of purchase right	6 months	6 months
Volatility	37%	77%
Risk-free interest rate	2.90%	1.00% to 1.70%
Dividend yield	zero	zero

NOTE 3 — Stock Repurchase

On July 22, 2005, Solectron’s board of directors authorized a $250 million stock repurchase program. During the first fiscal quarter of 2006, Solectron repurchased and retired 46.6 million shares of its common stock at an average price of $3.87 for approximately $180.4 million. In October 2005, Solectron completed the stock repurchase program. Solectron repurchased and retired a total of 63.6 million shares for approximately $250.0 million under this program. On November 1, 2005, Solectron announced that the Company’s Board of Directors had approved a new stock repurchase program whereby the Company is authorized to repurchase up to an additional $250 million of the Company’s common stock. As of November 30, 2005, Solectron has repurchased zero shares under this new program.

NOTE 4 — Inventories

Inventories as of November 30, 2005 and August 31, 2005, consisted of the following (in millions):

	November 30	August 31
	2005	2005

Raw materials	$861.1	$771.0
Work-in-process	173.3	152.8
Finished goods	198.5	184.7

Total	$1,232.9	$1,108.5

NOTE 5 — Accounts Receivable, Net

Accounts receivable, as of November 30, 2005 and August 31, 2005 consisted of the following (in millions):

	November 30	August 31
	2005	2005

Accounts Receivable	$1,304.7	$1,203.0
Less: Allowance for doubtful accounts	17.7	22.3

Accounts Receivable, net	$1,287.0	$1,180.7

SOLECTRON CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

$3.8 million of the $4.5 million reduction in the allowance for doubtful accounts during the first quarter of fiscal 2006 is attributable to the write-off of previously reserved receivable balances against the allowance for doubtful accounts.

NOTE 6 — Property and Equipment, Net

Property and equipment, net as of November 30, 2005 and August 31, 2005 consisted of the following (in millions):

	November 30	August 31
	2005	2005

Original Cost	$1,843.0	$1,818.3
Less: Accumulated depreciation	1,161.4	1,152.0

Total	$681.6	$666.3

NOTE 7 — Commitments and Contingencies

Synthetic Leases

Solectron has synthetic lease agreements relating to three manufacturing sites. The synthetic leases have expiration dates in August 2007. At the end of the lease terms, Solectron has an option, subject to certain conditions, to purchase or to cause a third party to purchase the facilities subject to the synthetic leases for the “Termination Value,” which approximates the lessor’s original cost for each facility, or may market the property to a third party at a different price. Solectron is entitled to any proceeds from a sale of the properties to third parties in excess of the Termination Value and is liable to the lessor for any shortfall not to exceed 85% of the Termination Value. Solectron has provided loans to the lessor equaling approximately 85% of the Termination Value for each synthetic lease. These loans are repayable solely from the sale of the properties to third parties in the future, are subordinated to the amounts payable to the lessor at the end of the synthetic leases, and may be credited against the Termination Values payable if Solectron purchases the properties. The approximate aggregate Termination Values and loan amounts were $87.7 million and $74.6 million, respectively, as of November 30, 2005.

In addition, cash collateral of $13.2 million, an amount equal to the difference between the aggregate Termination Values and the loan amounts, is pledged as collateral. Each synthetic lease agreement contains various affirmative covenants. A default under a lease, including violation of these covenants, may accelerate the termination date of the arrangement. Solectron was in compliance with all applicable covenants as of November 30, 2005. Monthly lease payments are generally based on the Termination Value and 30-day LIBOR index (4.09% as of November 30, 2005) plus an interest-rate margin, which may vary depending upon Solectron’s Moody’s Investors’ Services and Standard and Poor’s ratings, and are allocated between the lessor and Solectron based on the proportion of the loan amount to the Termination Value for each synthetic lease.

During fiscal 2004, Solectron determined that it is probable that the expected fair value of the properties under the synthetic lease agreements will be less than the Termination Value at the end of the lease terms by approximately $13.5 million. The $13.5 million is being accreted over the remaining lease terms. As of November 30, 2005, Solectron had accreted $6.2 million.

Solectron accounts for these synthetic lease arrangements as operating leases in accordance with SFAS No. 13, “Accounting for Leases,” as amended. Solectron’s loans to the lessor and cash collateral are included in other assets and restricted cash and cash equivalents, respectively, in the consolidated balance sheets.

SOLECTRON CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

Future Minimum Lease Obligations

Future minimum payments for operating lease obligations related to facilities in use, including the synthetic leases discussed above, are as follows (in millions):

Payments Due by Period

	Total	Short-Term	Q2 ’07 – Q4 ’07	FY08	FY09	FY10	FY11	Thereafter
	(In millions)

Operating lease	$156.7	$40.8	$28.8	$19.8	$16.4	$13.3	$12.6	$25.0

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

On March 6, 2003, a putative shareholder class action lawsuit was filed against Solectron and certain of its officers in the United States District Court for the Northern District of California alleging claims under Section 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 10b-5 promulgated thereunder. The case is entitled Abrams v. Solectron Corporation et al., Case No. C-03-0986 CRB. The complaint alleged that the defendants issued false and misleading statements in certain press releases and SEC filings issued between September 17, 2001 and September 26, 2002. In particular, plaintiff alleged that the defendants failed to disclose and to properly account for excess and obsolete inventory in Solectron’s former Technology Solutions business unit during the relevant time period. Additional complaints making similar allegations were subsequently filed in the same court, and pursuant to an order entered June 2, 2003, the Court appointed lead counsel and plaintiffs to represent the putative class in a single consolidated action. The Consolidated Amended Complaint, filed September 8, 2003, alleges an expanded class period of June 18, 2001 through September 26, 2002, and purports to add a claim for violation of Section 11 of the Securities Act of 1933, as amended (the “Securities Act”), on behalf of a putative class of former shareholders of C-MAC Industries, Inc., who acquired Solectron stock pursuant to the October 19, 2001 Registration Statement filed in connection with Solectron’s acquisition of C-MAC Industries, Inc. In addition, while the initial complaints focused on alleged inventory issues at the former Technology Solutions business unit, the Consolidated Amended Complaint adds allegations of inadequate disclosure and failure to properly account for excess and obsolete inventory at Solectron’s other business units. The complaint seeks an unspecified amount of damages on behalf of the putative class. On February 13, 2004 the Court denied defendants’ motion to dismiss the Complaint and on September 2, 2004 the Court signed an order provisionally certifying the Class. Solectron believes it has valid defenses to the plaintiffs’ claims. There can be no assurance, however, that the outcome of the lawsuit will be favorable to Solectron or will not have a material adverse effect on Solectron’s business, consolidated financial condition and results of operations. In addition, Solectron may be forced to incur substantial litigation expenses in defending this litigation. In August 2005, the parties reached an agreement in principal to settle the litigation on terms not material to Solectron, and the Court granted preliminary approval of the settlement on November 30, 2005. A settlement hearing is scheduled for March 1, 2006 to determine final approval of the settlement.

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

Geographic information for continuing operations as of and for the periods presented is as follows (in millions):

	Three Months
	Ended
	November 30
	2005	2004

Geographic net sales:
United States	$796.6	$786.4
Other North and Latin America	358.1	473.7
Europe	313.9	434.1
Malaysia	496.8	436.5
China	259.5	340.1
Other Asia Pacific	231.5	219.8

	$2,456.4	$2,690.6

Geographic net sales are attributable to the country in which the product is manufactured.

	November 30	August 31
	2005	2005

Long-lived assets:
United States	$306.7	$314.3
Other North and Latin America	167.5	165.7
Europe	134.5	138.0
Asia Pacific	289.8	275.8

	$898.5	$893.8

Certain customers accounted for 10% or more of our net sales. The following table includes these customers and the percentage of net sales attributed to them:

	Three Months
	Ended
	November 30
	2005	2004

Cisco Systems	16.7%	14.1%
Nortel Networks	10.2%	10.4%

Solectron has concentrations of credit risk due to sales to these and other of Solectron’s significant customers.

SOLECTRON CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

NOTE 9 — Long-Term Debt

0.5% Convertible Senior Notes due 2034

On February 17, 2004, Solectron issued $450 million of convertible senior notes (the “Original Notes”), to qualified institutional buyers in reliance on Rule 144A under the Securities Act. The Original Notes are unsecured and unsubordinated indebtedness of Solectron and will mature on February 15, 2034.

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

After the exchange offer was complete, there were approximately $2.7 million aggregate principal amount of Original Notes outstanding. Interest on both the Original Notes and the New Notes (together, the “convertible notes”) will be paid on February 15 and on August 15 of each year. The conversion rate for the convertible notes is 103.4468 per $1,000 principal amount. As of November 30, 2005, the aggregate carrying amount of the convertible notes of $450.0 million was classified as long-term debt.

7.375% Senior Notes

In February 1996, Solectron issued $150 million aggregate principal amount of unsubordinated notes. These notes are in denominations and have a maturity value of $1,000 each and are due on March 1, 2006. Interest is payable semiannually at a rate of 7.375% per annum. The notes may not be redeemed prior to maturity. As of November 30, 2005, the carrying amount of the notes of $150.0 million was classified as short-term debt.

Adjustable Conversion-Rate Equity Securities (ACES)

On August 31, 2004, there were 2.6 million ACES units remaining. Each ACES unit has a stated amount of $25.00 and consisted of (a) a contract requiring the holder to purchase, for $25.00, a number of shares of Solectron common stock (subject to certain anti-dilution adjustments); and (b) a $25 principal amount of 7.97% subordinated debenture due November 2006.

On November 15, 2004, Solectron issued 6.6 million shares of its common stock at a settlement rate of 2.5484 shares per ACES unit as defined above. Solectron received cash proceeds of $64.3 million which resulted in

SOLECTRON CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

a corresponding increase in additional paid in capital. The equity component of the ACES has been settled. Accordingly, the remaining obligation of the original ACES is the 7.97% subordinated debentures.

As of November 30, 2005, the 7.97% subordinated debentures due November 2006 had a carrying value of $64.3 million and were classified as short-term debt.

Liquid Yield Option Notes (LYONstm)

On November 30, 2005, Solectron had $8.6 million aggregate accreted value of LYONstm outstanding with an interest rate of 2.75%. These notes are unsecured and unsubordinated indebtedness of Solectron. Solectron will pay no interest prior to maturity. Each note has a yield of 2.75% with a maturity value of $1,000 on May 8, 2020. Each note is convertible at any time by the holder to common shares at a conversion rate of 12.3309 shares per note. Holders will be able to require Solectron to purchase all or a portion of their notes on May 8, 2010, at a price of $761.00 per note. Solectron, at its option, may redeem all or a portion of the notes at any time on or after May 8, 2003. As of November 30, 2005, the accreted value of the 2.75% LYONstm is classified as long-term debt.

On November 30, 2005, Solectron had $1.2 million aggregate accreted value of LYONstm outstanding with an interest rate of 3.25%. These notes are unsecured and unsubordinated indebtedness of Solectron. Solectron will pay no interest prior to maturity. Each note has a yield of 3.25% with a maturity value of $1,000 on November 20, 2020. Each note is convertible at any time by the holder to common shares at a conversion rate of 11.7862 shares per note. Holders will be able to require Solectron to purchase all or a portion of their notes on November 20, 2010, at a price of $724.42 per note. Solectron, at its option, may redeem all or a portion of the notes at any time on or after May 20, 2004. As of November 30, 2005, the accreted value of the 3.25% LYONstm is classified as long-term debt.

NOTE 10 — Derivative Instruments

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

As of November 30, 2005, Solectron had outstanding foreign exchange forward contracts with a total notional amount of approximately $273.6 million related to continuing operations.

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

NOTE 11 — Goodwill and Intangible Assets

Goodwill information is as follows (in millions):

Goodwill

Balance at August 31, 2005	$148.8
Goodwill adjustments	(1.4)

Balance at November 30, 2005	$147.4

SOLECTRON CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

Solectron’s intangible assets are classified as other assets on the condensed consolidated balance sheets and categorized into three main classes: supply agreements, intellectual property and contractual and non-contractual customer relationships obtained in asset purchases or business combinations. The following table summarizes the intangible asset balance at November 30, 2005 and August 31, 2005 (in millions):

	Supply	Intellectual Property	Customer Relationships
November 30, 2005	Agreements	Agreements	and Other	Total

Gross amount	$91.9	$61.0	$96.3	$249.2
Accumulated amortization	(86.8)	(56.7)	(85.7)	(229.2)

Carrying value	$5.1	$4.3	$10.6	$20.0

	Supply	Intellectual Property	Customer Relationships
August 31, 2005	Agreements	Agreements	and Other	Total

Gross amount	$91.9	$61.0	$98.9	$251.8
Accumulated amortization	(86.7)	(56.2)	(84.1)	(227.0)

Carrying value	$5.2	$4.8	$14.8	$24.8

During the three months ended November 30, 2005, Solectron recorded a $2.4 million impairment of an intangible asset in connection with the termination of a customer relationship for which an intangible asset had been established. A $.5 million gain on sale of fully depreciated equipment to this former customer has been reported as a component of restructuring and impairment costs.

Amortization expense for the three months ended November 30, 2005 was approximately $2.2 million. Annual amortization expense for these intangibles over the next five years would be approximately $6.8 million, $4.5 million, $3.2 million, $3.1 million and $1.1 million.

NOTE 12 — Discontinued Operations

During the fourth quarter of fiscal 2003 and the first quarter of fiscal 2004, as a result of a full review of its portfolio of businesses, Solectron committed to a plan to divest a number of business operations that are outside its core competencies. These businesses are Dy 4 Systems Inc., Kavlico Corporation, Solectron’s MicroTechnology division, SMART Modular Technologies Inc., Stream International Inc., Solectron’s 63% interest in US Robotics Corporation, and Force Computers, Inc. The divestiture of these companies allows Solectron to offer a more focused and integrated set of supply chain solutions for its customers.

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

SOLECTRON CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

The results from discontinued operations were as follows (in millions):

	Three Months
	Ended
	November 30
	2005	2004

Net sales	$—	$15.2
Cost of sales	—	14.1

Gross profit	—	1.1
Operating (income) expenses — net	(1.7)	(10.4)

Operating income (loss)	1.7	11.5
Interest income — net	—	—
Other income (expense) — net	2.1	0.9

Income (loss) before income taxes	3.8	12.4
Income tax expense	—	1.7

Income (loss) from discontinued operations, net of tax	$3.8	$10.7

The table below, for the periods indicated, provides selected condensed consolidated cash flow information (in millions) relative to discontinued operations:

	Three Months Ended November 30
	2005	2004

Net cash provided by (used in) operating activities of discontinued operations	—	(20.9)
Net cash (used in) provided by investing activities of discontinued operations	—	20.9
Net cash provided by (used in) financing activities of discontinued operations	—	—

During the first quarter of fiscal 2005, Solectron completed the sale of its MicroTechnology division, for cash proceeds of $30.0 million resulting in a $10.1 million pre-tax gain which is included in operating (income) expenses — net for the quarter ended November 30, 2004, including the transfer of $28.3 million from accumulated foreign currency translation gains included in accumulated other comprehensive losses within Stockholder’s Equity. The sale agreement for this divesture provides for a possible adjustment to the proceeds and gain based upon final settlement of MicroTechnology’s working capital at closing. Resolution of this working capital adjustment pursuant to the sale agreement will occur during the second quarter of fiscal 2006.

During fiscal 2004, Solectron completed the sale of six of its discontinued operations. During the first quarter of fiscal 2005, Solectron increased the net loss on disposal of those discontinued operations by approximately $0.5 million resulting from a few insignificant adjustments pursuant to the terms of the disposal transaction. During the first quarter of fiscal 2006, Solectron recorded a $2.1 million gain on sale of assets of discontinued operations having no remaining book value and $1.7 million associated with the favorable resolution of certain contingencies.

The sales agreements for the divestitures contain certain indemnification provisions pursuant to which Solectron may be required to indemnify the buyer of the divested business for liabilities, losses, or expenses arising out of breaches of covenants and certain breaches of representations and warranties relating to the condition of the business prior to and at the time of sale. In aggregate, Solectron is contingently liable for up to $94.8 million for a period of 12 to 24 months subsequent to the completion of the sale. As of November 30, 2005, there were no significant liabilities recorded under these indemnification obligations. Additionally, Solectron may be required to indemnify a buyer for environmental remediation costs for a period up to 10 years and not to exceed $13 million. Solectron maintains an insurance policy to cover environmental remediation liabilities in excess of reserves

SOLECTRON CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

previously established upon the acquisition of these properties. Solectron did not record any environmental charges upon disposition of these properties.

NOTE 13 — Restructuring and Impairment

Over the past years, Solectron has recorded restructuring and impairment costs as it rationalized operations in light of customer demand declines and the economic downturn. The measures, which included reducing the workforce, consolidating facilities and changing the strategic focus of a number of sites, was largely intended to align Solectron’s capacity and infrastructure to anticipated customer demand and transition our operations to lower cost regions. The restructuring and impairment costs include employee severance and benefit costs, costs related to leased facilities abandoned and subleased, impairment of owned facilities no longer used by Solectron which will be disposed, costs related to leased equipment that has been abandoned, and impairment of owned equipment that will be disposed. For owned facilities and equipment, the impairment loss recognized was based on the fair value less costs to sell, with fair value estimated based on existing market prices for similar assets. Severance and benefit costs are recorded in accordance with SFAS No. 112, “Employer’s Accounting for Postemployment Benefits,” and SFAS No. 88, “Employers Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits” as Solectron has concluded that it had a substantive severance plan. In accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, the estimated lease loss accrued for leased facilities abandoned and subleased after December 31, 2002, represents the fair value of the lease liability as measured by the present value of future lease payments subsequent to abandonment less the present value of any estimated sublease income. For those facilities abandoned and subleased before January 1, 2003, as part of restructuring activities under EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity”, the estimated lease loss represents payments subsequent to abandonment less any estimated sublease income. In order to estimate future sublease income, Solectron works with a real estate broker to estimate the length of time until it can sublease a facility and the amount of rent it can expect to receive. Estimates of expected sublease income could change based on factors that affect Solectron’s ability to sublease those facilities such as general economic conditions and the real estate market, among others.

See also Note 11, “Goodwill and Intangible Assets,” for discussion of intangible asset impairment charges.

Three months ended November 30, 2005 and 2004

Solectron continued to incur expected restructuring charges in the first quarter of fiscal 2006 in accordance with previously announced plans. Total net restructuring and impairment costs of $0.9 million were charged against continuing operations as a result of these planned actions as well as revisions to previous estimates.

The following table summarizes restructuring and impairment charges included in the accompanying condensed consolidated statements of operations (in millions):

	Three Months
	Ended
	November 30
	2005	2004	Nature

Loss on disposal of and impairment of equipment and facilities, net	$3.4	$1.2	non-cash
Severance and benefit costs	(7.1)	0.4	cash
Net adjustment to equipment lease loss accrual	—	0.1	cash
Net adjustment to facility lease loss accrual	2.4	(1.0)	cash
Intangible asset impairment charge, net	1.9	—	non-cash
Other exit costs	0.3	—	cash

Total	$0.9	$0.7

SOLECTRON CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

The employee severance and benefit costs included in the restructuring charges recorded in the first quarter of fiscal 2006 related to a plan approved during fiscal 2005 to consolidate facilities, reduce the workforce in Europe and North Americas and impair certain long-lived assets. During the quarter ended November 30, 2005, total estimated restructuring charges under this plan were reduced from $80-$95 million to $55-$65 million due to lower estimated severance charges resulting from new business opportunities, resulting in changes to planned severance actions, differences between actual and estimated payments obligations and employee turnover. Cumulative restructuring costs recorded under this plan as of November 30, 2005 were approximately $53.5 million.

Restructuring Accrual

The following table summarizes the restructuring accrual balance for continuing operations as of November 30, 2005 (in millions). The amounts presented include remaining obligations under both the plan approved during fiscal 2005 and prior plans.

	Severance	Lease Accrual	Lease Accrual	Other Exit
	and Benefits	on Facilities	on Equipment	Costs	Total

Balance of accrual at August 31, 2005	$44.9	$31.0	$1.7	$0.1	$77.7
Provision	1.6	2.8	—	0.4	4.8
Q1-FY06 Provision Adjustments	(8.7)	(0.4)	—	(0.1)	(9.2)
Q1-FY06 Cash Payments	(5.2)	(5.2)	—	(0.4)	(10.8)
Foreign Exchange Adjustment	(0.9)	—	(0.1)	—	(1.0)

Balance of accrual at November 30, 2005	$31.7	$28.2	$1.6	$—	$61.5

Accruals related to restructuring activities were recorded in accrued expenses in the accompanying condensed consolidated balance sheet. Solectron expects to pay amounts related to severance and benefits, in the next year. The remaining balance, primarily consisting of lease commitment costs on facilities, is expected to be paid out through 2014.

NOTE 14 — Income Per Share Calculation

Basic net income per share is computed using the weighted average number of common shares outstanding during the period.

The computation of diluted net income per share calculates the effect of dilutive securities on weighted average shares. Dilutive securities include options to purchase common stock and shares issuable upon conversion of Solectron’s LYONstm and ACES.

SOLECTRON CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

Net income per share data for continuing operations were computed as follows (in millions, except per share amounts):

	Three Months
	Ended
	November 30,
	2005	2004

Basic net income per share:
Income from continuing operations	$20.2	$47.5
Shares used in computation:
Weighted average ordinary shares outstanding	925.2	963.2

Basic net income per share	$0.02	$0.05

Diluted net income per share:
Income from continuing operations	$20.2	$47.5
Shares used in computation:
Weighted average ordinary shares outstanding	925.2	963.2
Employee stock options	0.7	4.2
Shares issuable upon conversion of LYONs	—	—
Shares issuable upon conversion of ACES	—	—

Weighted average number of shares	925.9	967.4

Diluted net income per share	$0.02	$0.05

The following table summarizes the weighted average dilutive securities that were excluded from the above computation of diluted net income per share because their inclusion would have an anti-dilutive effect (in millions):

	Three Months Ended November 30,
	2005	2004

Dilutive securities:
Employee stock options	48.5	28.5
Shares issuable upon conversion of LYONs	0.2	0.3
Shares issuable upon conversion of ACES	—	5.8

Total dilutive potential common shares	48.7	34.6

In addition, there were 0.3 million shares related to the 0.5% convertible senior notes that were excluded from the diluted net income per share calculation for the first quarter of fiscal 2006, and 46.6 million shares for the first quarter of fiscal 2005 as they are issuable only if certain conversion events occur.

NOTE 15 — Income Taxes

SFAS No. 109, “Accounting for Income Taxes,” requires that a valuation allowance be established when it is “more likely than not” that all or a portion of deferred tax assets will not be realized. A review of all available positive and negative evidence needs to be considered, including the company’s performance, the market environment in which the company operates, the utilization of past tax credits, length of carryback and carryforward periods, and existing contracts or sales backlog that will result in future profits, among other factors. It further states that forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence such as cumulative losses in recent years in the jurisdictions to which the deferred tax assets relate. Therefore, cumulative

SOLECTRON CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

losses weigh heavily in the overall assessment. As a result of the review undertaken after the end of the third quarter of fiscal 2003, Solectron concluded that it was appropriate to establish a full valuation allowance for most of the net deferred tax assets arising from its operations in the jurisdictions to which the deferred tax assets relate. The total valuation allowance is approximately $1.7 billion as of November 30, 2005. In addition, Solectron expects to continue to provide a full valuation allowance on future tax benefits until it can demonstrate a sustained level of profitability that establishes its ability to utilize the assets in the jurisdictions to which the assets relate. Solectron incurs tax expense in certain countries which are not subject to the aforementioned valuation allowance during the three months ended November 30, 2005.

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

The income tax provision for the interim periods is based on the best estimate of the effective tax rate expected to be applicable for the full fiscal year. Changes in the interim period for tax exposure items of earlier years, are recorded as discrete items in the interim period of change.

In addition, Solectron has established contingency reserves for income taxes in various jurisdictions in accordance with SFAS No. 5 “Accounting for Contingencies.” The estimate of appropriate tax reserves is based upon the probable amount of prior tax benefit that is at risk upon audit and upon the reasonable estimate of the amount at risk. Solectron periodically reassesses the amount of such reserves and adjust reserve balances as necessary. For the three months ended November 30, 2005, we recorded an additional accrual related to a transfer pricing adjustment assessed by a foreign tax authority. The recorded amount represents management’s best estimate of the cost it will incur in relation to the exposure, but there is a reasonable possibility that the final settlement could differ from the estimate. The estimate of the range of possible loss is $0.6 million to $12.0 million.

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

Overview

We provide a range of worldwide manufacturing and integrated supply-chain services to companies who design and market electronic products. Our revenue is generated from sales of our services primarily to customers in the Computing & Storage, Networking, Communications, Consumer, Industrial, Automotive and Other (includes Medical, Defense and Aerospace) markets. As a result of the services we perform for our customers, we are impacted by our customer’s ability to appropriately predict market demand for their products. While we work with our customers to understand their demand needs, we are removed from the actual end-markets served by our customers. Consequently, determining future trends and estimates of activity can be very difficult.

Summary of Results and Key Performance Indicators

The following table sets forth, for the three-month periods indicated certain key operating results and other financial information (in millions):

	Three Months
	Ended
	November 30
	2005	2004

Net sales	$2,456.4	$2,690.6
Gross profit	125.6	155.5
Selling, general and administrative expense	107.4	95.6
Income from continuing operations	20.2	47.5

Management regularly reviews financial and non-financial performance indicators to assess the Company’s operating results. The following table sets forth, for the quarterly periods indicated, certain of management’s key financial performance indicators.

Three Months Ended
	November 30,	August 31,	May 31,	February 28,	November 30,
	2005	2005	2005	2005	2004

Inventory turns	8.0 turns	7.9 turns	8.1 turns	7.9 turns	7.1 turns
Days sales outstanding (DSO)	45 days	46 days	46 days	46 days	50 days
Days payable outstanding (DPO)	53 days	54 days	50 days	48 days	50 days
Cash-to-cash cycle (C2C)	37 days	38 days	41 days	44 days	51 days
Capital expenditures (in millions)	$58.9	$48.4	$35.9	$34.1	$32.0

Inventory turns is calculated as the ratio of cost of sales compared to the average inventory for the quarter. DSO is calculated as the ratio of average accounts receivable, net, for the quarter compared to average daily net sales for the quarter. DPO is calculated as the ratio of average accounts payable during the quarter compared to average daily cost of sales for the quarter. The C2C cycle is determined by taking the ratio of 360 days compared to inventory turns plus DSO minus DPO. The C2C cycle has improved primarily as a result of improvements in inventory turns, DSO and DPO. Capital expenditures are primarily related to equipment purchases supporting increased demand in certain products, new programs and information technology projects.

Critical Accounting Policies and Estimates

Management is required to make judgments, assumptions and estimates that affect the amounts reported when we prepare consolidated financial statements and related disclosures in conformity with generally accepted accounting principles in the United States. Note 1, “Summary of Significant Accounting Policies,” to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended August 31, 2005 describes the significant accounting policies and methods used in the preparation of our consolidated financial statements. Estimates are used for, but not limited to, our accounting for revenue recognition, inventory valuation, allowance for doubtful accounts, goodwill, intangible assets, restructuring and related impairment costs, income taxes, loss contingencies and stock-based compensation. Actual results could differ from these estimates. The following critical accounting policies are impacted significantly by judgments, assumptions and estimates used in the preparation of our consolidated financial statements.

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

From time-to-time, we sell extended warranty services at the time of product shipment. The revenue associated with the extended warranty is deferred and recognized over the extended warranty period. Where the extended warranty is not separately priced, the amount deferred at the time of shipment is computed based on the relative fair values of the deliverables sold in accordance with Emerging Issues Task Force (EITF) Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.”

Certain customer arrangements require evaluation of the criteria outlined in Emerging Issues Task Force (“EITF”) Issue No. 99-19, “Reporting Revenue Gross as a Principal Versus Net as an Agent,” in determining whether it is appropriate to record the gross amount of product sales and related costs or the net amount earned as commissions. Generally, when we are primarily obligated in a transaction, are subject to inventory risk, have latitude in establishing prices and selecting suppliers, change the product or perform the service, or have several but not all of these indicators, revenue is recorded gross. If we are not primarily obligated, we generally record the net amounts as commissions earned.

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

Goodwill

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”, we review the carrying amount of goodwill for impairment on an annual basis during the fourth quarter (as of June 1). Additionally, we perform an impairment assessment of goodwill whenever events or changes in circumstances indicate that the carrying value of goodwill may not be recoverable. Significant changes in circumstances can be both internal to our strategic and financial direction, as well as changes to the competitive and economic landscape. We have determined that there is a single reporting unit for the purpose of goodwill impairment tests under SFAS No. 142. For purposes of assessing the impairment of our goodwill, we estimate the value of the reporting unit using our market capitalization as the best evidence of fair value. This fair value is then compared to the carrying value of the reporting unit. If the fair value of the reporting unit is less than its carrying value, we then allocate the fair value of the unit to all the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit’s fair value was the purchase price to acquire the reporting unit. The excess of the fair value of the reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of the goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The process of evaluating the potential impairment of goodwill is subjective and requires judgment at many points during the test including future revenue forecasts, discount rates and various reporting unit allocations.

Intangible Assets

Intangible assets consist of supply agreements, intellectual property, and contractual and non-contractual customer relationships obtained in acquisitions. Intangible assets are evaluated for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. The carrying amount of an intangible asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Impairment is measured by comparing the intangible assets’ carrying amounts to the fair values as determined using discounted cash flow models. There is significant judgment involved in determining these cash flows.

Restructuring and Related Impairment Costs

Over the past few years, we have recorded restructuring and impairment costs as we rationalized our operations in light of customer demand declines and the economic downturn. These measures, which included reducing the workforce, consolidating facilities and changing the strategic focus of a number of sites, were largely intended to align our capacity and infrastructure to anticipated customer demand and transition our operations to lower cost regions. The restructuring and impairment costs include employee severance and benefit costs, costs related to leased facilities abandoned and subleased, impairment of owned facilities no longer used by us which will be disposed, costs related to leased equipment that has been abandoned, and impairment of owned equipment that will be disposed. For owned facilities and equipment, the impairment loss recognized was based on the fair value less costs to sell, with fair value estimated based on existing market prices for similar assets. Severance and benefit costs are recorded in accordance with SFAS No. 112, “Employer’s Accounting for Postemployment Benefits,” and SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits” as we concluded that we had a substantive severance plan. Our estimate of severance and benefit costs assumptions is subjective as it is based on estimates of employee attrition and assumptions about future business opportunities. In accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, the estimated lease loss accrued for leased facilities abandoned and subleased after December 31, 2002 represents the fair value of the lease liability as measured by the present value of future lease payments subsequent to abandonment less the present value of any estimated sublease income. For those facilities abandoned and subleased before January 1, 2003, as part of restructuring activities under EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity”, the estimated lease loss represents payments subsequent to abandonment less any estimated sublease income. In order to estimate future sublease income, we work with real estate brokers to estimate the length of time until it can sublease a facility and the amount of rent it can expect to receive. Estimates of expected sublease income could change based on factors that affect our ability to sublease those facilities such as general economic conditions and the real estate market, among others.

Income Taxes

We currently have significant deferred tax assets in certain jurisdictions resulting from tax credit carry-forwards, net operating losses and other deductible temporary differences, which will reduce taxable income in such jurisdictions in future periods. We have provided valuation allowances for future tax benefits resulting from foreign net operating loss carry-forwards and for certain other U.S. and foreign deductible temporary differences where we believe future realizability is in doubt. SFAS No. 109 requires a valuation allowance be established when it is “more likely than not” that all or a portion of deferred tax assets will not be realized, and further provides that it is difficult to conclude that a valuation allowance is not needed when there is negative evidence in the form of cumulative losses in recent years. Therefore, cumulative losses weigh heavily in the overall assessment. We established a valuation allowance in the third quarter of fiscal 2003 for most of our deferred tax assets because prior losses and an uncertain future outlook did not support projections of profitability sufficient to establish our ability to use those deferred tax assets in future periods. We have not yet established sustained profitability since that time which would support recognition of deferred tax assets generated in prior and current periods. As a result of our assessment, our total valuation allowance on deferred tax assets arising from continuing operations is approximately $1.7 billion at November 30, 2005. We expect to record a full valuation allowance on future tax benefits until we reach a sustained level of profitability in the countries in which deferred tax assets arise.

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

Stock-Based Compensation

We account for stock-based compensation in accordance with SFAS No. 123R, Share-Based Payment. Under the fair value recognition provisions of this statement, share-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the vesting period. Determining the fair value of share-based awards at the grant date requires judgment, including estimating out stock price volatility and employee stock option exercise behaviors. If actual results differ significantly from these estimates, stock-based compensation expense and our results of operations could be materially impacted.

Results of Operations

The following table summarizes certain items in the condensed consolidated statements of operations as a percentage of net sales. The financial information and the discussion below should be read in conjunction with the accompanying condensed consolidated financial statements and notes thereto. For all periods presented, our condensed consolidated statements of operations exclude the results from certain divested operations which have been classified as discontinued operations. Information related to the discontinued operations results is provided separately; following the continuing operations discussion below.

	Three Months Ended November 30
	2005	2004

Net sales	100.0%	100.0%
Cost of sales	94.9	94.2

Gross profit	5.1	5.8
Operating expenses:
Selling, general and administrative	4.4	3.6
Restructuring and impairment costs	—	—

Operating income	0.7	2.2
Interest income	0.5	0.2
Interest expense	(0.3)	(0.6)
Other income — net	0.1	0.2

Operating income from continuing operations before income taxes	1.0	2.0
Income tax expense	0.2	0.2

Income from continuing operations	0.8%	1.8%
Discontinued operations:
Income from discontinued operations	0.2	0.5
Income tax expense	—	0.1

Income from discontinued operations	0.2%	0.4%
Net income	1.0%	2.2%

Net Sales — Continuing Operations

For the first quarter of fiscal 2006, net sales declined $234 million or 8.7% as compared to the same period of fiscal 2005. The decline was concentrated in the consumer end market which decreased by $258 million due to a significant drop in sales of 3G cellular handsets and set-top boxes. The communications end market declined by $104 million due to lower customer demand and certain program transfers. These declines were partially offset by increases in the computing end market of $58 million largely due to higher sales of computer servers, and in the industrial end market of $59 million, largely due to increased sales of semiconductor manufacturing equipment.

The following table depicts, for the periods indicated, revenue by market expressed as a percentage of net sales. The distribution of revenue across our markets has fluctuated, and will continue to fluctuate, as a result of customer demand.

	Three Months
	Ended
	November 30
	2005	2004

Computing & Storage	33.8%	28.7%
Consumer	8.6%	17.4%
Communications	18.3%	20.5%
Networking	25.6%	23.1%
Industrial	8.2%	5.3%
Automotive	3.6%	3.3%
Other	1.9%	1.7%

Total	100.0%	100.0%

International Sales — Continuing Operations

In the three months ended November 30, 2005, our international locations contributed approximately 67.6% of net sales compared to approximately 70.8% for the corresponding period of fiscal 2005.

Major Customers — Continuing Operations

Certain customers accounted for 10% or more of our net sales. The following table includes these customers and the percentage of net sales attributed to them:

	Three Months Ended
	November 30
	2005	2004

Cisco Systems	16.7%	14.1%
Nortel Networks	10.2%	10.4%

Our top ten customers accounted for approximately 61.9% of net sales for the three months ended November 30, 2005, compared to approximately 60.7% in the corresponding period of fiscal 2005. We cannot guarantee that these or any other customers will not increase or decrease as a percentage of consolidated net sales either individually or as a group. Consequently, any material decrease in sales to these or other customers could materially harm our consolidated results of operations.

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

Our gross profit percentage decreased to 5.1% for the three months ended November 30, 2005 compared to 5.8% for the corresponding period in fiscal 2005. This reduction in gross profit percentage arose from increased direct labor costs and material supply chain costs. Higher direct labor costs resulted from additions of headcount in anticipation of certain customer program ramps, some of which were delayed. Increased material supply chain costs reflect higher freight, duties, and fuel costs which were driven by a higher percentage of revenues being derived from one of our Latin American facilities.

Sales of inventory previously written down or written off have not been significant and have not had any material impact on our gross profits for the three months ended November 30, 2005.

Selling, General and Administrative (SG&A) Expenses — Continuing Operations

SG&A expenses increased $11.8 million, or 12.3%, for the three months ended November 30, 2005 compared to the corresponding period in fiscal 2005. As a percentage of net sales, SG&A expenses increased to 4.4% for the three months ended November 30, 2005 compared to 3.6% in the corresponding period in fiscal 2005. The increase was primarily due to a higher level of spending on sales and account management activities and research and development efforts as well as an increase in stock-based compensation expense due to the adoption of FAS 123R.

Restructuring and Impairment — Continuing Operations

During the first quarter of fiscal 2006, restructuring and impairment costs of $0.9 million were charged against operations. This amount included charges incurred under previously announced restructuring programs as well as a net reduction in the provision for severance of $7.1 million due to new business opportunities resulting in changes to planned severance actions, differences between actual and estimated payment obligations and employee turnover.

Restructuring costs and impairments incurred during the first quarter of fiscal 2006, included $3.4 million from the impairment of buildings, and $2.4 million in connection with early lease terminations and changes in estimates relative to restructured lease facilities.

During the three months ended November 30, 2005, Solectron recorded a $1.9 million net impairment charge in connection with the termination of a customer relationship for which an intangible asset had previously been established. This net amount consisted of a $2.4 million impairment charge offset by a $.5 million gain on the sale of equipment to this former customer.

Interest Income — Continuing Operations

Interest income increased $6.3 million to $12.1 million for the three months ended November 30, 2005 from $5.8 million in the corresponding period in fiscal 2005. The increase was due to higher interest rates.

Interest Expense — Continuing Operations

Interest expense decreased $9.6 million to $6.7 million for the three months ended November 30, 2005 from $16.3 million in the corresponding period in fiscal 2005. The decrease was primarily due to the May 2005 redemption of $500 million aggregate principal amount of 9.625% senior notes.

Other (Expense) Income — Net — Continuing Operations

Other (expense) income — net decreased $2.8 million to $1.9 million for the three months ended November 30, 2005 from $4.7 million in the corresponding period in fiscal 2005. The fluctuation is primarily due to foreign currency gains and losses.

Income Taxes — Continuing Operations

Our income tax expense was $4.4 million and $5.9 million for the three months ended November 30, 2005 and 2004, respectively. We incurred net tax expense in certain countries in which we had profitable operations during the periods ended November 30, 2005 and November 30, 2004.

The effective income tax rate is largely a function of the balance between income and losses from domestic and international operations. Our international operations, taken as a whole, have been subject to tax at a lower rate than operations in the United States, primarily due to tax holidays granted to certain of our overseas sites in Malaysia and Singapore. The Malaysian tax holiday is effective through January 2012, subject to certain conditions, including maintaining certain levels of research and development expenditures. The Singapore tax holiday is effective through March 2011, subject to certain conditions. Solectron also enjoys the benefit of low statutory income tax rates in various provinces throughout China on the basis of the qualification as a high tech enterprise.

Certain of our offshore operations are reporting taxable profits, mostly arising in low-cost locations. Accordingly, we are recognizing some tax expense related to those operations. We will not be able to offset this tax expense with unrecognized deferred tax assets (See Note 15 — Income Taxes), because, for the most part, those assets did not arise in the jurisdictions where we are realizing taxable profits.

In addition, Solectron has established contingency reserves for income taxes in various jurisdictions. The estimate of appropriate tax reserves is based upon the probable amount of prior tax benefit that is at risk upon audit and upon the reasonable estimate of the amount at risk. Solectron periodically reassesses the amount of such reserves and adjusts reserve balances as necessary. During the three months ended November 30, 2005, we recorded an additional accrual related to a transfer pricing adjustment assessed by a foreign tax authority. The recorded amount represents management’s best estimate of the cost it will incur in relation to the exposure but there is a reasonable possibility that the final settlement could differ from the estimate. The estimate of the range of possible loss is $0.6 million to $12.0 million.

Liquidity and Capital Resources — Continuing Operations

Cash

Cash, cash equivalents, and short-term investments decreased to approximately $1.4 billion at November 30, 2005 from approximately $1.7 billion at August 31, 2005. The table below, for the periods indicated, provides selected condensed consolidated cash flow information (in millions):

	Three Months Ended
	November 30
	2005	2004

Net cash provided by (used in) operating activities of continuing operations	(113.8)	198.5
Net cash (used in) investing activities of continuing operations	(63.9)	(5.1)
Net cash provided by (used in) financing activities of continuing operations	(182.2)	50.4

Cash used in operating activities was $113.8 million during the three months ended November 30, 2005. This change was primarily driven by a $106.3 million increase in accounts receivable, a $124.3 million increase in inventories, and a $13.2 million increase in prepaids and other current assets. These were partially offset by non-cash depreciation and amortization of $45.1 million, a $17.2 million increase in accounts payable, and a $37.6 million increase in accrued expenses and other current liabilities. The increase in accounts receivable and inventory levels is due to higher levels of revenue in relation to the fourth quarter of fiscal 2005.

Cash used in investing activities of $63.9 million during the three months ended November 30, 2005 primarily consisted of capital expenditures of $58.9 million.

Cash used by financing activities of $182.2 million during the three months ended November 30, 2005 primarily consisted of the $180.4 million repurchase of shares of common stock to complete the share repurchase program announced on July 22, 2005.

Debt

As of November 30, 2005, we had a $500 million secured revolving credit facility that expires on August 20, 2007. Our revolving credit facility is guaranteed by certain of our domestic subsidiaries and secured by the pledge of domestic accounts receivable, inventory and equipment, the pledge of equity interests in certain of our subsidiaries and notes evidencing intercompany debt. Borrowings under the credit facility bear interest, at our option, at the London Interbank Offering Rate (LIBOR) plus a margin of 2.25% based on our current senior secured debt ratings, or the higher of the Federal Funds Rate plus 1/2 of 1% or Bank of America N.A.’s publicly announced prime rate. As of November 30, 2005, there were no borrowings outstanding under this facility. We are subject to compliance with certain financial covenants set forth in these facilities including, but not limited to, capital expenditures, cash interest coverage, and leverage. We were in compliance with all applicable covenants as of November 30, 2005.

In addition, we had $8.9 million in committed and $9.0 million in uncommitted foreign lines of credit and other bank facilities as of November 30, 2005 relating to continuing operations. A committed line of credit obligates a lender to loan us amounts under the credit facility as long as we adhere to the terms of the credit agreement. An uncommitted line of credit is extended to us at the sole discretion of a lender. The interest rates range from the bank’s prime lending rate to the bank’s prime rate plus 1.0%. As of November 30, 2005, there were no borrowings or guaranteed amounts under committed and uncommitted foreign lines of credit.

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

$150 million aggregate principal amount of unsubordinated 7.375% Senior Notes is due March 1, 2006. $64.3 million aggregate principal amount of our 7.97% ACES subordinated debenture is due November 15, 2006. These obligations were classified as current liabilities at November 30, 2005.

Synthetic Leases

We have synthetic lease agreements relating to three manufacturing sites for continuing operations. The synthetic leases have expiration dates in 2007. At the end of the lease term, we have an option, subject to certain conditions, to purchase or to cause a third party to purchase the facilities subject to the synthetic leases for the “Termination Value,” which approximates the lessor’s original cost for each facility, or we may market the property to a third party at a different price. We are entitled to any proceeds from a sale of the properties to third parties in excess of the Termination Value and liable to the lessor for any shortfall not to exceed 85% of the Termination Value We have provided loans to the lessor equaling approximately 85% of the Termination Value for each synthetic lease. These loans are repayable solely from the sale of the properties to third parties in the future, are subordinated to the amounts payable to the lessor at the end of the synthetic leases, and may be credited against the Termination Value payable if we purchase the properties. The approximate aggregate Termination Values and loan amounts were $87.7 million and $74.6 million, respectively, as of November 30, 2005.

In addition, cash of $13.2 million, an amount equal to the difference between the aggregate Termination Values and the loan amounts, is pledged as collateral. Each synthetic lease agreement contains various affirmative covenants. A default under a lease, including violation of these covenants, may accelerate the termination date of the arrangement. We were in compliance with all applicable covenants as of November 30, 2005. Monthly lease payments are generally based on the Termination Value and 30-day LIBOR index (4.09% as of November 30, 2005) plus an interest-rate margin, which may vary depending upon our Moody’s Investors’ Services and Standard and Poor’s ratings, and are allocated between the lessor and us based on the proportion of the loan amount to the Termination Value for each synthetic lease.

During fiscal 2004, we determined that it is probable that the expected fair value of the properties under the synthetic lease agreements will be less than the Termination Value at the end of the lease terms by approximately $13.5 million. The $13.5 million is being accreted over the remaining lease terms. As of November 30, 2005 we had accreted $6.2 million.

We account for these synthetic lease arrangements as operating leases in accordance with SFAS No. 13, “Accounting for Leases,” as amended. Our loans to the lessor and cash collateral are included in other assets and restricted cash and cash equivalents, respectively, in the condensed consolidated balance sheets.

Restricted Cash

During the first quarter of fiscal 2006, Solectron elected to put in place a line of credit for the issuance of standby letters of credit. The letters of credit are principally related to self-insurance for workers compensation liability coverage. These standby letters of credit were previously issued under Solectron’s revolving credit facility. Solectron opted to post cash collateral totaling 105% of the standby letter of credit balances in order to reduce annual issuance commissions of the standby letters of credit. Total cash collateral of $17.8 million at November 30, 2005, is classified as restricted cash and cash equivalents in the condensed consolidated balance sheets.

Contractual Obligations and Commitments

We believe that our current cash, cash equivalents, short-term investments, lines of credit and cash anticipated to be generated from continuing operations will satisfy our expected working capital, capital expenditures, debt service and investment requirements through at least the next 12 months.

The following is a summary of certain contractual obligations and commitments as of November 30, 2005 for continuing operations:

	Payments Due by Period
	Total	Short-Term	Q2 ’07 – Q4 ’07	FY08	FY09	FY10	FY11	Thereafter
	(In millions)

Debt	$710.9	$227.1	$0.3	$0.1	$1.2	$12.8	$451.9	$17.5
Operating lease	156.7	40.8	28.8	19.8	16.4	13.3	12.6	25.0
Operating leases for restructured facilities and equipment	34.1	11.9	8.8	6.3	3.0	2.4	0.9	0.8
Purchase obligation (1)	131.2	130.5	0.1	0.2	0.2	0.2	—	—

	$1,032.9	$410.3	$38.0	$26.4	$20.8	$28.7	$465.4	$43.3

(1)	We have guaranteed various purchase commitments for materials, supplies and services incurred during the normal course of business.

Other long-term liabilities of $76.2 million disclosed on the condensed consolidated financial statements includes deferred tax liabilities related to timing differences and non-US pension liabilities, which due to their nature are not projected.

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

The collective results from all discontinued operations for all periods presented were as follows (in millions):

	Three Months
	Ended
	November 30
	2005	2004

Net sales	$—	$15.2
Cost of sales	—	14.1

Gross profit	—	1.1
Operating (income) expenses — net	(1.7)	(10.4)

Operating income (loss)	1.7	11.5
Interest income — net	—	—
Other income (expense) — net	2.1	0.9

Income (loss) before income taxes	3.8	12.4
Income tax expense	—	1.7

Income (loss) from discontinued operations, net of tax	$3.8	$10.7

Net sales, gross profit, operating (income) expenses — net, interest income — net, other income (expense) net, and income tax expense from discontinued operations decreased for the three months ended November 30, 2005 as compared to the same period in fiscal 2005 primarily due to the fact that the activity during fiscal 2006 only represents settlement of retained liabilities and a gain on the sale of a facility which had no remaining book value. The final discontinued operation was sold during three months ended November 30, 2004. This transaction resulted in a $10.1 million pre-tax gain from the sale of the discontinued operations recorded in operating (income) expenses — net for the three month period ended November 30, 2004, including the transfer of $28.3 million from accumulated foreign currency translation gains, included in accumulated other comprehensive losses within Stockholders Equity.

During fiscal 2004, Solectron completed the sale of six of its discontinued operations. During the first quarter of fiscal 2005, Solectron increased the net loss on disposal of those discontinued operations by approximately $0.5 million resulting from a few insignificant adjustments pursuant to the terms of the disposal transaction. For the three months ended November 30, 2004, the adjustment to the net loss on these discontinued operations is recorded in operating (income) expenses — net as disclosed above. During the first quarter of 2006, Solectron recorded a $2.1 million gain on sale of assets of discontinued operations having no remaining book value and $1.7 million associated with the favorable resolution of certain contingencies.

The sales agreements for all the divestitures contain certain indemnification provisions pursuant to which Solectron may be required to indemnify the buyer of the divested business for liabilities, losses, or expenses arising out of breaches of covenants and certain breaches of representations and warranties relating to the condition of the business prior to and at the time of sale. In aggregate, Solectron is contingently liable for up to $94.8 million for a period of 12 to 24 months subsequent to the completion of the sale. As of November 30, 2005, there were no significant liabilities recorded under these indemnification obligations. Additionally, Solectron may be required to indemnify a buyer for environmental remediation costs for a period up to 10 years and not to exceed $13 million. Solectron maintains an insurance policy to cover environmental remediation liabilities in excess of reserves previously established upon the acquisition of these properties. Solectron did not record any environmental charges upon disposition of these properties.

RISK FACTORS

Most of our sales come from a small number of customers; if we lose any of these customers, our net sales could decline significantly.

Most of our annual sales come from a small number of our customers. Our ten largest customers accounted for approximately 61.9% and 60.7% of net sales from continuing operations in the first quarter of fiscal 2006 and 2005, respectively. During the first quarter of fiscal 2006, two of these customers individually account for more than ten percent of our annual net sales. Any material delay, cancellation or reduction of orders from these or other major customers could cause our net sales to decline significantly, and we may not be able to reduce the accompanying expenses at the same time. We cannot guarantee that we will be able to retain any of our largest customers or any other accounts, or that we will be able to realize the expected revenues under existing or anticipated supply agreements with these customers. Our earnings per share, cash flow and results of operations will continue to depend significantly on our ability to obtain orders from new customers, retain existing customers, realize expected revenues under existing and anticipated agreements, as well as on the consolidated financial condition and success of our customers and their customers.

Sales may not improve, and could decline, in future periods if there is continued or resumed weakness in customer demand, particularly in the telecommunications, computing and consumer sectors, resulting from domestic or worldwide economic conditions.

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

Approximately 67.6% and 70.8% of our net sales from continuing operations are the result of services and products manufactured in countries outside the United States during the first quarter of fiscal 2006 and 2005, respectively. As a result of our foreign sales and facilities, our operations are subject to a variety of risks and costs that are unique to international operations, including the following:

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

Possible fluctuation of operating results from quarter to quarter and factors out of our control could affect the market price of our securities.

Our quarterly earnings and/or stock price may fluctuate in the future due to a number of factors including the following:

•	differences in the profitability of the types of manufacturing services we provide. For example, high velocity and low complexity printed circuit boards and systems assembly services generally have lower gross profit than low volume/complex printed circuit boards and systems assembly services;

•	our ability to maximize the hours of use of our equipment and facilities is dependent on the duration of the production run time for each job and customer;

•	the amount of automation that we can use in the manufacturing process for cost reduction varies, depending upon the complexity of the product being made;

•	our customers’ demand for our products and their ability to take delivery of our products and to make timely payments for delivered products;

•	our ability to optimize the ordering of inventory as to timing and amount to avoid holding inventory in excess of immediate production needs;

•	our ability to offer technologically advanced, cost-effective, quick response manufacturing services;

•	our ability to drive down manufacturing costs in accordance with customer and market requirements is dependent upon our ability to apply Lean Six Sigma operating principles;

•	fluctuations in the availability and pricing of components;

•	timing of expenditures in anticipation of increased sales;

•	cyclicality in our target markets;

•	fluctuations in our market share;

•	fluctuations in currency exchange rates;

•	expenses and disruptions associated with acquisitions and divestitures;

•	announcements of operating results and business conditions by our customers;

•	announcements by our competitors relating to new customers or technological innovation or new services;

•	economic developments in the electronics industry as a whole;

•	credit rating and stock analyst downgrades;

•	our ability to successfully integrate changes to our ERP system;

•	political and economic developments in countries in which we have operations; and

•	general market conditions.

If our operating results in the future are below the expectations of securities analysts and investors, the market price of our outstanding securities could be harmed.

If we incur more restructuring-related charges than currently anticipated, our consolidated financial condition and results of operations may suffer.

We incurred approximately $0.9 million of restructuring and impairment costs relating to continuing operations in the first quarter of fiscal 2006 and approximately $0.7 million during the first quarter of fiscal 2005. If our estimates about previous restructuring charges prove to be inadequate, our consolidated financial condition and results of operations may suffer. While we believe our capacity is appropriate for current revenue levels, we continue to evaluate our cost structure relative to future financial results and customer demand. If our estimates about future financial results and customer demand prove to be inadequate, our consolidated financial condition and consolidated results of operations may suffer.

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

Our worldwide operations could be subject to natural disasters and other business disruptions, which could seriously harm our revenue and financial condition and increase our costs and expenses. We are predominantly self-

insured for losses and interruptions caused by earthquakes, power shortages, telecommunications failures, water shortages, tsunamis, floods, typhoons, hurricanes, fires, extreme weather conditions and other natural or manmade disasters.

If we are unable to manage future acquisitions, and cost-effectively run our operations, our profitability could be adversely affected.

Our ability to manage and integrate future acquisitions will require successful integration of such acquisitions into our manufacturing and logistics infrastructure, and may require enhancements or upgrades of accounting and other internal management systems and the implementation of a variety of procedures and controls. We cannot guarantee that significant problems in these areas will not occur. Any failure to enhance or expand these systems and implement such procedures and controls in an efficient manner and at a pace consistent with our business activities could harm our consolidated financial condition and results of operations. In addition, we may experience inefficiencies from the management of geographically dispersed facilities and incur substantial infrastructure and working capital costs. We incurred approximately $0.9 million of restructuring and impairment costs relating to continuing operations in the first quarter of fiscal 2006 and approximately $0.7 million in the corresponding period of fiscal 2005. See also the Risk Factor entitled “If we incur more restructuring-related charges than currently anticipated, our consolidated financial condition and results of operations may suffer.”

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

As of November 30, 2005, we had outstanding foreign exchange forward contracts with a total notional amount of approximately $273.6 million related to continuing operations. The change in value of the foreign exchange forward contracts resulting from a hypothetical 10% change in foreign exchange rates would be offset by the remeasurement of the related balance sheet items, the net result of which would not be significant.

The primary objective of our investment activities is to preserve principal, while at the same time maximize yields without significantly increasing risk. To achieve this objective, we maintain our portfolio of cash equivalents in a variety of securities, including government and corporate obligations, certificates of deposit and money market funds. As of November 30, 2005, substantially our entire portfolio was scheduled to mature in less than three months. A hypothetical 10% change in interest rates would not have a material effect on the fair value of our investment portfolios.

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

In general, we are not directly responsible for the compliance of our manufactured products with laws like Waste Electrical and Electronic Equipment (WEEE) and Restrictions of Hazardous Substances (RoHS). These WEEE and RoHS laws generally apply to our OEM customers; Solectron may, however, provide compliance-related services to our customers upon request. Failing to have the capability of delivering the products which comply with these present and future environmental laws and regulations could restrict our ability to expand facilities, or could require us to acquire costly equipment or to incur other significant expenses to comply with environmental regulations, and could impair our relations with our customers. Moreover, to the extent we are found non-compliant with any environmental laws and regulations applicable to our activities, we may incur substantial fines and penalties.

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

Changes in internal control over financial reporting.  There were no changes in Solectron’s internal controls over financial reporting during the first quarter of fiscal 2006 or in other factors that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

On March 6, 2003, a putative shareholder class action lawsuit was filed against Solectron and certain of its officers in the United States District Court for the Northern District of California alleging claims under Section 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 10b-5 promulgated thereunder. The case is entitled Abrams v. Solectron Corporation et al., Case No. C-03-0986 CRB. The complaint alleged that the defendants issued false and misleading statements in certain press releases and SEC filings issued between September 17, 2001 and September 26, 2002. In particular, plaintiff alleged that the defendants failed to disclose and to properly account for excess and obsolete inventory in Solectron’s former Technology Solutions business unit during the relevant time period. Additional complaints making similar allegations were subsequently filed in the same court, and pursuant to an order entered June 2, 2003, the Court appointed lead counsel and plaintiffs to represent the putative class in a single consolidated action. The Consolidated Amended Complaint, filed September 8, 2003, alleges an expanded class period of June 18, 2001 through September 26, 2002, and purports to add a claim for violation of Section 11 of the Securities Act of 1933, as amended (the “Securities Act”), on behalf of a putative class of former shareholders of C-MAC Industries, Inc., who acquired Solectron stock pursuant to the October 19, 2001 Registration Statement filed in connection with Solectron’s acquisition of C-MAC Industries, Inc. In addition, while the initial complaints focused on alleged inventory issues at the former Technology Solutions business unit, the Consolidated Amended Complaint adds allegations of inadequate disclosure and failure to properly account for excess and obsolete inventory at Solectron’s other business units. The complaint seeks an unspecified amount of damages on behalf of the putative class. On February 13, 2004 the Court denied defendants’ motion to dismiss the Complaint and on September 2, 2004 the Court signed an order provisionally certifying the Class. Solectron believes it has valid defenses to the plaintiffs’ claims. There can be no assurance, however, that the outcome of the lawsuit will be favorable to Solectron or will not have a material adverse effect on Solectron’s business, consolidated financial condition and results of operations. In addition, Solectron may be forced to incur substantial litigation expenses in defending this litigation. In August 2005 the parties reached an agreement in principal to settle the litigation on terms not material to Solectron and the Court granted preliminary approval of the settlement on November 30, 2005. A settlement hearing is scheduled for March 3, 2006 to determine final approval of the settlement.

Item 2.  Purchases of Equity Securities

On July 22, 2005, Solectron’s board of directors authorized a $250 million stock repurchase program. In October 2005, Solectron completed the stock repurchase program. Solectron repurchased and retired a total of 63.6 million shares for approximately $250.0 million. On November 1, 2005, Solectron announced that the Company’s Board of Directors had approved a new stock repurchase program whereby the Company is authorized to repurchase up to an additional $250 million of the Company’s common stock. As of November 30, 2005, Solectron has repurchased zero shares under this new program.

During the first fiscal quarter of 2006, Solectron repurchased 46.6 million shares of its common stock at an average price of $3.87 for approximately $180.4 million. The following table summarizes the Company’s monthly repurchases of its common stock during the quarter ended November 30, 2005 (in million, except for per share price):

			Total Number of	Approximately Dollar
			Shares Purchased	Value of Shares
	Total Number	Average	as Part of Publicly	That May Yet be
	of Shares	Price Paid	Announced Plans	Purchased Under the
	Purchased	per Share	or Programs	Plans or Programs

August 27 – September 26, 2005	20.6	$3.97	20.6	$98.6
September 27 – October 27, 2005	26.0	$3.79	26.0	$—

Item 6.  Exhibits

(a) Exhibits:

Exhibit
No		Exhibit Description

3	.1*	Certificate of Incorporation of the Company, as amended
3	.2**	Amended and Restated Bylaws of the Company
3	.3***	Certificate of Designation Rights, Preferences and Privileges of Series A Participating Preferred
Stock of the Company
31.1		Certification of Chief Executive Officer Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002
31.2		Certification of Chief Financial Officer Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002
32.1		Certification of Chief Executive Officer Pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2		Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference from Exhibit 3.1 filed with Solectron’s Form 10-Q for the quarter ended February 28, 2001, Exhibit 3.1 filed with Solectron’s Form 10-Q for the quarter ended February 25, 2000, and Exhibit 3.1 filed with Solectron’s Form 10-Q for the quarter ended February 26, 1999.

**	Incorporated by reference for Exhibit 3.2 filed with Solectron’s Form 10-Q for the quarter ended November 28, 2003.

***	Incorporated by reference from Exhibit 3.3 filed with Solectron’s Annual Report on Form 10-K for the fiscal year ended August 31, 2001.

SOLECTRON CORPORATION

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOLECTRON CORPORATION
(Registrant)

By:	/s/ Warren J. Ligan
Warren J. Ligan
Senior Vice President, Chief Accounting Officer and Interim Chief Financial Officer (Principal Financial
Officer and Principal Accounting Officer)

Date: January 4, 2006

EXHIBIT INDEX

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