Form 10-Q
period 2006-02-24
SOLECTRON CORP
filed 2006-04-05
CIK 835541

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 24, 2006
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☑     Accelerated filer ☐     Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

At March 30, 2006, 914,430,596 shares of Common Stock of the Registrant were outstanding (including approximately 20.5 million shares of Solectron Global Services Canada, Inc., which are exchangeable on a one-to-one basis for the Registrant’s common stock)

SOLECTRON CORPORATION

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

SOLECTRON CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	February 28	August 31
	2006	2005
	(Unaudited)
	(In millions)

ASSETS
Current assets:
Cash, cash equivalents and short-term investments*	$1,526.8	$1,722.3
Accounts receivable, net	1,177.7	1,180.7
Inventories	1,346.1	1,108.5
Prepaid expenses and other current assets	233.2	211.4

Total current assets	4,283.8	4,222.9
Property and equipment, net	681.7	666.3
Goodwill	147.6	148.8
Other assets	221.8	219.8

Total assets	$5,334.9	$5,257.8

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$228.5	$165.7
Accounts payable	1,430.3	1,371.2
Accrued employee compensation	143.3	167.0
Accrued expenses and other current liabilities	472.1	509.6

Total current liabilities	2,274.2	2,213.5
Long-term debt	628.0	540.9
Other long-term liabilities	79.6	59.2

Total liabilities	$2,981.8	$2,813.6

Commitments and contingencies
Stockholders’ equity:
Common stock	1.0	1.0
Additional paid-in capital	7,619.6	7,774.1
Accumulated deficit	(5,152.1)	(5,206.5)
Accumulated other comprehensive loss	(115.4)	(124.4)

Total stockholders’ equity	2,353.1	2,444.2

Total liabilities and stockholders’ equity	$5,334.9	$5,257.8

*	Includes $31.2 million and $13.2 million of restricted cash balances as of February 28, 2006 and August 31, 2005, respectively, and $15.0 million and $26.3 million of short term investments as of February 28, 2006 and August 31, 2005, respectively.

See accompanying notes to condensed consolidated financial statements.

SOLECTRON CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended February 28		Six Months Ended February 28
	2006	2005	2006	2005
	(In millions, except		(In millions, except
	per share data)		per share data)
	(Unaudited)		(Unaudited)

Net sales	$2,499.6	$2,756.0	$4,956.0	$5,446.6
Cost of sales	2,370.6	2,598.1	4,701.4	5,133.2

Gross profit	129.0	157.9	254.6	313.4
Operating expenses:
Selling, general and administrative	104.3	104.7	211.7	200.3
Restructuring and impairment costs	5.6	43.2	6.5	43.9

Operating income	19.1	10.0	36.4	69.2
Interest income	12.3	9.1	24.4	14.9
Interest expense	(6.9)	(16.7)	(13.6)	(33.0)
Other (expense) income — net	(1.9)	1.1	—	5.8

Operating income from continuing operations before income taxes	22.6	3.5	47.2	56.9
Income tax expense	5.5	6.6	9.9	12.5

Income (loss) from continuing operations	$17.1	$(3.1)	$37.3	$44.4

Discontinued operations:
Income from discontinued operations	$13.3	$0.9	$17.1	$13.3
Income tax expense	—	—	—	1.7

Income from discontinued operations	13.3	0.9	17.1	11.6

Net income (loss)	$30.4	$(2.2)	$54.4	$56.0

Basic net income (loss) per share
Continuing operations	$0.02	$(0.00)	$0.04	$0.05
Discontinued operations	0.01	0.00	0.02	0.01

Basic net income (loss) per share	$0.03	$(0.00)	$0.06	$0.06

Diluted net income (loss) per share
Continuing operations	$0.02	$(0.00)	$0.04	$0.05
Discontinued operations	0.01	0.00	0.02	0.01

Diluted net income (loss) per share	$0.03	$(0.00)	$0.06	$0.06

Shares used to compute basic net income per share	908.8	977.1	917.3	966.7
Shares used to compute diluted net income per share	909.7	977.1	918.1	970.6

See accompanying notes to condensed consolidated financial statements.

SOLECTRON CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months		Six Months
	Ended		Ended
	February 28		February 28
	2006	2005	2006	2005
	(In millions) (Unaudited)		(In millions) (Unaudited)

Net income (loss)	$30.4	$(2.2)	$54.4	$56.0
Other comprehensive income:
Foreign currency translation adjustments, net	8.6	17.6	9.0	25.8

Comprehensive income	$39.0	$15.4	$63.4	$81.8

Accumulated unrealized foreign currency translation losses were $105.2 million at February 28, 2006 and $114.2 million at August 31, 2005. Foreign currency translation adjustments consist of adjustments to consolidate subsidiaries that use the local currency as their functional currency and transaction gains and losses related to intercompany dollar-denominated debt that is not expected to be repaid in the foreseeable future.

See accompanying notes to condensed consolidated financial statements.

SOLECTRON CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended February 28
	2006	2005
	(In millions)
	(Unaudited)
		(Revised)

Cash flows from operating activities:
Net income	$54.4	$56.0
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Earnings from discontinued operations	(17.1)	(11.6)
Depreciation and amortization	87.5	101.3
Impairment of property, equipment and other long-term assets, net	10.4	40.8
Gain on disposal of property and equipment	(0.1)	(0.1)
Stock based compensation	10.2	1.5
Changes in operating assets and liabilities:
Accounts receivable, net of allowance	4.5	161.3
Inventories	(237.4)	213.9
Prepaid expenses and other current assets	(27.4)	14.9
Accounts payable	59.0	(55.5)
Accrued expenses and other current liabilities	(14.0)	(45.9)

Net cash (used in) provided by operating activities of continuing operations	(70.0)	476.6
Net cash used in operating activities of discontinued operations	(8.2)	(5.9)

Net cash (used in) provided by operating activities	(78.2)	470.7

Cash flows from investing activities:
Sale of available for sale securities	11.3	—
Change in restricted cash and cash equivalents	(18.0)	(2.9)
Settlement of receivable related to synthetic lease	—	19.9
Capital expenditures	(109.7)	(66.1)
Proceeds from sale of property and equipment	4.4	9.3
Proceeds from sale of investments	—	16.0
Dispositions and receipts from discontinued operations	8.9	7.1

Net cash used in investing activities of continuing operations	(103.1)	(16.7)
Net cash provided by investing activities of discontinued operations	17.1	13.0

Net cash used in investing activities	(86.0)	(3.7)

Cash flows from financing activities:
Net proceeds (repayment) of bank lines of credit and other debt arrangements	0.8	(16.5)
Proceeds from issuance of debt, net	147.4	—
Lyon repurchase	(2.0)	(0.5)
Common stock repurchase	(180.4)	(1.4)
Net proceeds from issuance of common stock	—	64.3
Net proceeds from stock issued under option and employee purchase plans	5.1	8.1

Net cash (used in) provided by financing activities of continuing operations	(29.1)	54.0
Net cash used in financing activities of discontinued operations	(8.9)	(7.1)

Net cash (used in) provided by financing activities	(38.0)	46.9

Effect of exchange rate changes on cash and cash equivalents	—	10.7
Net increase (decrease) in cash and cash equivalents	(202.2)	524.6
Cash and cash equivalents of continuing operations at beginning of period	1,682.8	1,412.7
Cash and cash equivalents of discontinued operations at beginning of period	—	—

Total cash and cash equivalents at beginning of period	1,682.8	1,412.7

Cash and cash equivalents continuing operations at end of period	$1,480.6	$1,937.3
Cash and cash equivalents discontinued operations at end of period	—	—

Total cash and cash equivalents at end of period	$1,480.6	$1,937.3

See accompanying notes to condensed consolidated financial statements.

SOLECTRON CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
(Unaudited)

NOTE 1 —	Basis of Presentation and Recent Accounting Pronouncements

Basis of Presentation

The accompanying financial data as of February 28, 2006 and for the three and six months ended February 28, 2006 and 2005 has been prepared by Solectron, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The August 31, 2005 condensed consolidated balance sheet was derived from audited consolidated financial statements, but does not include all disclosures required by generally accepted accounting principles. However, Solectron believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in Solectron’s Annual Report on Form 10-K for the fiscal year ended August 31, 2005.

Solectron’s second quarters of fiscal 2006 and 2005 ended on February 24, 2006 and February 25, 2005, respectively. Solectron’s fiscal year 2005 ended on August 26, 2005. For clarity of presentation, Solectron has indicated its second quarter as having ended on February 28 and its fiscal year as having ended on August 31.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair consolidated statement of financial position as of February 28, 2006, the results of operations, comprehensive income and cash flows for the six months ended February 28, 2006 and 2005 have been made. The consolidated results of operations for the three and six months ended February 28, 2006 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

Research and Development Expenses

Selling, general and administrative expense includes $7.8 million and $15.7 million of research and development expenses for the three and six months ended February 28, 2006, respectively, and $8.4 million and $15.2 million for the three and six months ended February 28, 2005, respectively.

Restricted Cash

During the first quarter of fiscal 2006, Solectron elected to put in place a line of credit for the issuance of standby letters of credit. The letters of credit are principally related to self-insurance for workers compensation liability coverage. These standby letters of credit were previously issued under Solectron’s revolving credit facility. Solectron opted to post cash collateral totaling 105% of the standby letter of credit balances in order to reduce annual issuance commissions of the standby letters of credit. Total cash collateral of $18 million at February 28, 2006, is classified as restricted cash and cash equivalents in the condensed consolidated balance sheets. Solectron also has $13.2 million of restricted cash in connection with its synthetic leases. See also Note 8 — “Commitments and Contingencies” for a discussion of these synthetic leases.

Recent Accounting Pronouncements

In March 2005, the FASB issued FIN 47, “Accounting for Conditional Asset Retirement Obligations,” as an interpretation of FASB Statement No. 143, “Accounting for Asset Retirement Obligations” (FASB No. 143). This

SOLECTRON CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

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

Reclassifications

Certain amounts from prior periods have been reclassified to conform to the current period presentation.

NOTE 2 —	Revision of Statement of Cash Flows

Solectron has revised its statements of cash flows for the six months ended February 28, 2006 and February 28, 2005, respectively, to present cash flows related to discontinued operations consistent with the requirements of Financial Accounting Standards Board (“FASB”) Statement No. 95, “Statement of Cash Flows”. This revision includes beginning the indirect method of determining cash flows from operating activities with net income (loss) rather than net income (loss) from continuing operations. In addition, the operating, financing and investing cash flows of discontinued operations have been separately presented within the body of the statements of cash flows which in prior periods were reported on a consolidated basis as a single amount. Solectron intends to utilize this revised presentation in all future annual and quarterly filings. The following table presents revised summary cash flow information for each of the three most recently completed fiscal years.

	Years Ended August 31
	2005	2004	2003
	(In millions)
	(Revised)	(Revised)	(Revised)

Cash flows from operating activities:
Net income (loss)	$3.4	$(177.4)	$(3,452.6)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
(Earnings) loss from discontinued operations	(13.9)	(85.0)	443.7
Depreciation and amortization	193.3	276.3	330.3
Loss (gain) on retirement of debt and interest rate swaps	45.6	72.1	(39.4)
Deferred tax charge	11.9	(12.0)	528.9
Impairment of goodwill and intangible assets	—	47.5	1,792.0
Loss on disposal and impairment of property and equipment, net	46.6	60.2	157.5
Other	—	—	(5.2)

SOLECTRON CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

	Years Ended August 31
	2005	2004	2003
	(In millions)
	(Revised)	(Revised)	(Revised)

Changes in operating assets and liabilities:
Accounts receivable, net of allowance	362.9	(144.3)	123.4
Inventories	348.5	(134.1)	420.4
Prepaid expenses and other assets	11.0	6.8	106.9
Accounts payable	(53.6)	150.3	(132.0)
Accrued expenses and other current liabilities	(8.4)	(69.0)	7.1

Net cash provided by (used in) operating activities of continuing operations	947.3	(8.6)	281.0
Net cash provided by operating activities of discontinued operations	22.4	2.9	109.4

Net cash provided by (used in) operating activities	969.7	(5.7)	390.4

Cash flows from investing activities:
Change in restricted cash and cash equivalents	4.3	44.5	169.8
Sales and maturities of short-term investments	2.5	27.5	252.5
Purchases of short-term investments	(28.8)	—	(56.1)
Settlement of loan receivable related to synthetic lease	31.4	—	—
Acquisitions, net of cash acquired	(42.2)	—	(49.3)
Divestitures	—	—	—
Capital expenditures	(150.4)	(149.6)	(124.6)
Proceeds from sale of property and equipment	32.1	68.9	60.1
Dispositions and receipts from discontinued operations	38.9	505.6	84.1
Supply agreement and other	—	0.2	48.3

Net cash (used in) provided by investing activities of continuing operations	(112.2)	497.1	384.8
Net cash provided by (used in) investing activities of discontinued operations	16.5	466.3	(112.2)

Net cash (used in) provided by investing activities	(95.7)	963.4	272.6

SOLECTRON CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

	Years Ended August 31
	2005	2004	2003
	(In millions)
	(Revised)	(Revised)	(Revised)

Cash flows from financing activities:
Proceeds used for ACES early settlement	—	(63.3)	—
Net repayment of bank lines of credit and other debt arrangements	(23.8)	(50.5)	(85.0)
Proceeds from issuance of ACES and Senior Notes	—	436.5	—
Payments made to redeem ACES and Senior Notes	(544.7)	—	—
Net (costs) proceeds to settle interest rate swap	(8.2)	6.0	—
Repurchase of LYONS	—	(950.2)	(967.5)
Common stock repurchase	(71.0)	—	—
Net proceeds from issuance of common stock	77.7	111.1	7.8
Other	—	—	28.4

Net cash used in financing activities of continuing operations	(570.0)	(510.4)	(1,016.3)
Net cash used in financing activities of discontinued operations	(38.9)	(507.4)	(6.3)

Net cash used in financing activities	(608.9)	(1,017.8)	(1,022.6)

Effect of exchange rate changes on cash and cash equivalents	5.0	14.7	35.8
Net increase (decrease) in cash and cash equivalents	270.1	(45.4)	(323.8)
Cash and cash equivalents of continuing operations at beginning of period	1,412.7	1,425.3	1,742.9
Cash and cash equivalents of discontinued operations at beginning of period	—	32.8	39.0

Total cash and cash equivalents at beginning of period	1,412.7	1,458.1	1,781.9

Cash and cash equivalents of continuing operations at end of period	1,682.8	1,412.7	1,425.3
Cash and cash equivalents of discontinued operations at end of period	—	—	32.8

Total cash and cash equivalents at end of period	$1,682.8	$1,412.7	$1,458.1

SUPPLEMENTAL DISCLOSURES
Cash paid (received) during the period:
Income taxes	$14.7	$6.6	$(199.6)
Interest	$59.0	$100.8	$133.4
Non-cash investing and financing activities:
Early settlement of ACES for stock	$—	$1,006.6	$—
Accrued stock repurchase	$11.2	$—	$—

NOTE 3 —	Stock-Based Compensation

Effective September 1, 2005, Solectron began recording compensation expense associated with stock options and other forms of equity compensation in accordance with Statement of Financial Accounting Standards No. 123-R, Share-Based Payment, (“SFAS 123R”) as interpreted by SEC Staff Accounting Bulletin No. 107. Prior to September 1, 2005, the Company accounted for stock options according to the provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, and therefore no related compensation expense was recorded for awards granted with no intrinsic value. Solectron adopted the modified prospective transition method provided for under SFAS 123R, and consequently has not

SOLECTRON CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

retroactively adjusted results from prior periods. Under this transition method, compensation cost associated with stock options now includes 1) quarterly amortization related to the remaining unvested portion of all stock option awards granted prior to September 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123; and 2) quarterly amortization related to all stock option awards granted subsequent to September 1, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. In addition, Solectron records expense over the offering period and the vesting term, respectively, in connection with 1) shares issued under its employee stock purchase plan and 2) restricted stock and discounted stock options. The compensation expense for stock based compensation awards includes an estimate for forfeitures and is recognized over the expected term of the options using the straight-line method. As a result of the adoption of SFAS 123R, Solectron’s earnings from continuing operations before income taxes, earnings from continuing operations, and net earnings for the three-month and six-month period ended February 28, 2006, were $3.8 million and $7.6 million lower respectively, than under Solectron’s previous accounting method for share-based compensation. Basic and diluted net earnings per common share for the quarter ended February 28, 2006, were not impacted by the change in accounting method. Prior to our adoption of SFAS 123R, benefits of tax deductions in excess of recognized compensation costs were reported as operating cash flows. SFAS 123R requires that they be recorded as a financing cash inflow rather than as a reduction of taxes paid. For the quarter ended February 28, 2006, no excess tax benefits were generated from option exercises. The Company evaluated the need to record a cumulative effect adjustment for estimated forfeitures upon the adoption of SFAS 123R and determined the amount to be immaterial. The company is in the process of computing the excess tax benefits in additional paid-in capital as of the date of adoption of SFAS 123R. This analysis is not expected to result in a material change to Solectron’s financial statements.

Total stock compensation expense for the three months ended February 28, 2006, of $5.4 million was included in cost of sales and selling, general and administrative expense in the amounts of $1.8 million and $3.6 million, respectively. Total stock compensation expense for the six months ended February 28, 2006, of $10.2 million was included in cost of sales and selling, general and administrative expense in the amounts of $3.6 million and $6.6 million, respectively. Total stock compensation expense for the three months and six months ended February 28, 2005, of $0.6 million and $1.5 million, respectively, was included in selling, general, and administrative expense.

For stock options granted prior to the adoption of SFAS 123R, if compensation expense for the Company’s various stock option plans had been determined based upon estimated fair values at the grant dates in accordance with SFAS 123, the Company’s pro forma net income (loss), and basic and diluted income (loss) per share would have been as follows:

	Three Months Ended	Six Months Ended
	February 28, 2005	February 28, 2005

Net income (loss):
As reported	$(2.2)	$56.0
Fair value-based expense, net of tax	$(43.1)	$(52.3)

Pro forma	$(45.3)	$3.7

Net income (loss) per common share:
Basic
As reported	$(0.00)	$0.06
Pro Forma	$(0.05)	$0.00
Diluted
As reported	$(0.00)	$0.06
Pro Forma	$(0.05)	$0.00

SOLECTRON CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

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

The fair value of each option award is estimated on the date of grant using the Black-Scholes valuation model and the assumptions noted in the following table. The expected life of options is based on observed historical exercise patterns. Groups of employees that have similar historical exercise patterns have been considered separately for valuation purposes. The expected volatility of stock options is based upon equal weightings of the historical volatility of Solectron stock and, for fiscal periods in which there is sufficient trading volume in options on Solectron’s stock, the implied volatility of traded options on Solectron stock having a life of more than six months. The expected volatility of Employee Share Purchase Plan shares is based on the implied volatility of traded options on the Company’s stock in periods in which there is sufficient trading volume in those options. Otherwise, historical volatility is utilized. The risk free interest rate is based on the implied yield on a U.S. Treasury zero-coupon issue with a remaining term equal to the expected term of the option. The dividend yield reflects that Solectron has not paid any cash dividends since inception and does not intend to pay any cash dividends in the foreseeable future.

			Six Months Ended
	Three Months Ended February 28		February 28
Stock Options	2006	2005	2006	2005

Expected volatility	59%	69%	52%-59%	70%
Dividends Yield	zero	zero	zero	zero
Expected life	4.32 years	3.9 years	4.32 years to 4.91 years	3.9 years
Risk-free rate	4.35%	3.54%	4.26% to 4.35%	3.43%

			Six Months Ended
	Three Months Ended February 28		February 28
Employee Stock Purchase Plan	2006	2005	2006	2005

Weighted-average volatility	30%	39%	30%-44%	40%
Dividends Yield	zero	zero	zero	zero
Expected life	6 months	6 months	6 months	6 months
Risk-free rate	4.43%	2.68%	3.94%-4.43%	2.50%

The Company has recorded $2.8 million and $5.9 million of compensation expenses relative to stock options (other than discounted stock options) for the three-month and six-month periods ended February 28, 2006 in accordance with SFAS 123R. As of February 28, 2006, there was $21.2 million of total unrecognized compensation costs related to stock options. These costs are expected to be recognized over a weighted average period of 1.4 years.

SOLECTRON CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

A summary of stock option activity under the plans for the three-months and six-months ended February 28, 2006 is presented as follows:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Shares	Exercise Price	Term (Years)	Value
	(In millions)			(In millions)

Balance, September 1, 2005	50.9	$9.75
Granted	1.1	$3.77
Cancelled	(2.8)	$10.60

Balance, November 30, 2005	49.2	$9.57	6.86

Exercisable, November 30, 2005	37.5	$11.34	6.21
Balance, November 30, 2005	49.2	$9.57	6.86
Granted	1.1	$3.74
Cancelled	(2.3)	$10.18

Balance, February 28, 2006	48.0	$9.41	6.67	$0.70

Exercisable, February 28, 2006	36.8	$11.09	6.02	$0.60

The weighted-average fair value of stock options granted during the three months and six months ended February 28, 2006, was $1.90 and $1.88, respectively. The total intrinsic value of stock options exercised during the three months and six months ended February 28, 2006, was $.03 million and $.03 million, respectively.

At February 28, 2006, an aggregate of 60.9 million shares were authorized for future issuance under our stock plans, which cover stock options, Employee Stock Purchase Plans, Restricted Stock Awards and Discounted Stock Options. A total of 49.9 million shares of common stock were available for grant under Solectron’s stock option plans as of February 28, 2006. Awards that expire or are cancelled without delivery of shares generally become available for issuance under the plans.

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

Employee Stock Purchase Plan

Under Solectron’s Employee Stock Purchase Plan, employees meeting specific employment qualifications are eligible to participate and can purchase shares semi-annually through payroll deductions at the lower of 85% of the fair market value of the stock at the commencement or end of the offering period. The Purchase Plan permits eligible employees to purchase common stock through payroll deductions for up to 10% of qualified compensation. We have treated the Employee Stock Purchase Plan as a compensatory plan. The Company has recorded compensation expense relative to the Purchase Plan in the three-month and six-month periods ended February 28, 2006 of $1 million and $1.7 million, respectively.

Restricted Stock Awards and Discounted Stock Options

During fiscal 2003, Solectron issued restricted stock awards of 1.4 million shares of common stock to certain eligible executives at a purchase price of $0.001 per share. These restricted shares are not transferable until fully vested and are subject to the Company Repurchase Option for all unvested shares upon certain early termination events and also subject to accelerated vesting in certain circumstances. Compensation expense computed under the

SOLECTRON CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

fair value method for the three and six months ended February 28, 2006, is being amortized over the vesting period and was $0.1 million and $0.2 million, respectively. Compensation expense computed under the intrinsic value method for the three and six months ended February 28, 2005, is being amortized over the vesting period and was $0.3 million and $0.9 million, respectively.

During fiscal 2005 and 2004, Solectron also issued discounted stock options of 1.5 million and 0.7 million shares, respectively, to certain eligible executives and employees at a price below the market value on the day of the stock option grant. During the six month period ended February 28, 2006, an additional 4.2 million discounted options were granted to certain eligible employees. Compensation expense under the fair value method for the three months and six months ended February 28, 2006, is being amortized over the vesting period and was $1.5 million and $2.3 million, respectively. Compensation expense under the intrinsic value method for the three months and six months ended February 28, 2005, was $0.3 million and $0.5 million, respectively. For compensation expense purposes, the intrinsic value of restricted stock awards and discounted stock options equals the fair market value of these awards.

The weighted-average fair value of the discounted stock options granted in the three-month and six-month period ended February 28, 2006 was $3.73 and $3.79, respectively. At February 28, 2006, unrecognized costs related to restricted stock awards and discounted stock options totaled approximately $19.4 million and is expected to be recognized over a weighted average period of 2.8 years. The total fair value of restricted stock and discounted stock options vested was zero during the three months and six months ended February 28, 2006.

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

	Fiscal	Fiscal
	2005	2004

Stock Options
Expected life of options	4.5 years	3.9 years
Volatility	57%	75%
Risk-free interest rate	3.79%	2.30% to 3.06%
Dividend yield	zero	zero
Employee Stock Purchase Plan
Expected life of purchase right	6 months	6 months
Volatility	37%	77%
Risk-free interest rate	2.90%	1.00% to 1.70%
Dividend yield	zero	zero

NOTE 4 —	Stock Repurchase

On July 22, 2005, Solectron’s board of directors authorized a $250 million stock repurchase program. During the first fiscal quarter of 2006, Solectron repurchased and retired 46.6 million shares of its common stock at an average price of $3.87 for approximately $180.4 million. In October 2005, Solectron completed the stock repurchase program. Solectron repurchased and retired a total of 63.6 million shares for approximately $250.0 million under this program. On November 1, 2005, Solectron announced that the Company’s Board of Directors had approved a new stock repurchase program whereby the Company is authorized to repurchase up to an additional $250 million of the Company’s common stock. Solectron commenced this second $250 million repurchase program at the end of the quarter ended February 28, 2006. However, no repurchase transactions were settled during the quarter.

NOTE 5 —	Inventories

Inventories related to continuing operations as of February 28, 2006 and August 31, 2005, consisted of the following (in millions):

	February 28	August 31
	2006	2005

Raw materials	$985.2	$771.0
Work-in-process	168.7	152.8
Finished goods	192.2	184.7

Total	$1,346.1	$1,108.5

NOTE 6 —	Accounts Receivable, Net

Accounts receivable, net related to continuing operations as of February  28, 2006 and August 31, 2005 consisted of the following (in millions):

	February 28	August 31
	2006	2005

Accounts Receivable	$1,194.1	$1,203.0
Less: Allowance for doubtful accounts	16.4	22.3

Accounts Receivable, net	$1,177.7	$1,180.7

SOLECTRON CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

NOTE 7 —	Property and Equipment, Net

Property and equipment, net related to continuing operations as of February 28, 2006 and August 31, 2005 consisted of the following (in millions):

	February 28	August 31
	2006	2005

Original Cost	$1,843.0	$1,818.3
Less: Accumulated depreciation	1,161.3	1,152.0

Total	$681.7	$666.3

NOTE 8 —	Commitments and Contingencies

Synthetic Leases

Solectron has synthetic lease agreements relating to three manufacturing sites. The synthetic leases have expiration dates in August 2007. At the end of the lease terms, Solectron has an option, subject to certain conditions, to purchase or to cause a third party to purchase the facilities subject to the synthetic leases for the “Termination Value,” which approximates the lessor’s original cost for each facility, or may market the property to a third party at a different price. Solectron is entitled to any proceeds from a sale of the properties to third parties in excess of the Termination Value and is liable to the lessor for any shortfall not to exceed 85% of the Termination Value. Solectron has provided loans to the lessor equaling approximately 85% of the Termination Value for each synthetic lease. These loans are repayable solely from the sale of the properties to third parties in the future, are subordinated to the amounts payable to the lessor at the end of the synthetic leases, and may be credited against the Termination Values payable if Solectron purchases the properties. The approximate aggregate Termination Values and loan amounts were $87.7 million and $74.5 million, respectively, as of February 28, 2006.

In addition, cash collateral of $13.2 million, an amount equal to the difference between the aggregate Termination Values and the loan amounts, is pledged as collateral. Each synthetic lease agreement contains various affirmative covenants. A default under a lease, including violation of these covenants, may accelerate the termination date of the arrangement. Solectron was in compliance with all applicable covenants as of February 28, 2006. Monthly lease payments are generally based on the Termination Value and 30-day LIBOR index (4.57% as of February 28, 2006) plus an interest-rate margin, which may vary depending upon Solectron’s Moody’s Investors’ Services and Standard and Poor’s ratings, and are allocated between the lessor and Solectron based on the proportion of the loan amount to the Termination Value for each synthetic lease.

During fiscal 2004, Solectron determined that it is probable that the expected fair value of the properties under the synthetic lease agreements will be less than the Termination Value at the end of the lease terms by approximately $13.5 million. The $13.5 million is being accreted over the remaining lease terms. As of February 28, 2006, Solectron had accreted $7.3 million.

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

SOLECTRON CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

Future Minimum Lease Obligations

Future minimum payments for operating lease obligations related to facilities in use, including the synthetic leases discussed above, are as follows (in millions):

	Payments Due by Period
		Short-	Q3 ’07-
	Total	Term	Q4 ’07	FY08	FY09	FY10	FY11	Thereafter
	(In millions)

Operating lease	$142.1	$34.2	$20.2	$21.3	$16.4	$14.5	$13.5	$22.0

Legal Proceedings

Solectron is from time to time involved in various litigation and legal matters, including the one described below.

Solectron has settled the previously reported shareholder class action lawsuit entitled Abrams v. Solectron Corporation et al., Case No. C-03-0986 CRB, filed in the United States District Court for the Northern District of California, on terms not considered to be material to Solectron. Court approval of the settlement terms was obtained on March 3, 2006.

NOTE 9 —	Segment Information and Geographic Information

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

Geographic net sales are attributable to the country in which the product is manufactured. Geographic information for continuing operations as of and for the periods presented is as follows (in millions):

	Three Months Ended February 28		Six Months Ended February 28
	2006	2005	2006	2005

Geographic net sales:
United States	$808.5	$828.8	$1,605.2	$1,615.2
Other North and Latin America	385.6	448.0	743.6	921.7
Europe	288.8	381.2	602.7	815.3
Malaysia	515.3	514.7	1,012.1	951.2
China	279.1	349.5	538.6	689.6
Other Asia Pacific	222.3	233.8	453.8	453.6

	$2,499.6	$2,756.0	$4,956.0	$5,446.6

SOLECTRON CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

	February 28	August 31
	2006	2005

Long-lived assets:
United States	$299.7	$314.3
Other North and Latin America	165.7	165.7
Europe	130.7	138.0
Asia Pacific	299.7	275.8

	$895.8	$893.8

Certain customers accounted for 10% or more of our net sales. The following table includes these customers and the percentage of net sales attributed to them:

	Three Months Ended February 28		Six Months Ended February 28
	2006	2005	2006	2005

Cisco Systems	18.1%	17.0%	17.4%	15.6%
Nortel Networks	11.7%	10.7%	11.0%	10.5%

Solectron has concentrations of credit risk due to sales to the customers listed above as well as to Solectron’s other significant customers. No customer accounted for 10% or more of total accounts receivable at February 28, 2006.

NOTE 10 —	Long-Term Debt

8.00% Senior Subordinated Notes due 2016

On February 14, 2006, Solectron’s wholly owned subsidiary Solectron Global Finance Ltd (“Solectron Global Finance”) issued $150 million of senior subordinated notes to qualified institutional buyers in reliance on Rule 144A under the Securities Act. The notes are unconditionally guaranteed by Solectron on a senior subordinated basis, and will mature on March 15, 2016, and bear interest at the rate of 8% annually. Cash interest payments on the notes will be made semiannually in arrears on March 15 and September 15 of each year, beginning on September 15, 2006. The notes will be redeemable, in whole or in part, at any time on or after March 15, 2011 at specified redemption prices plus accrued and unpaid interest. Prior to March 15, 2011, subject to certain outstanding principal amount and redemption timing conditions, Solectron Global Finance will have the option to redeem the notes, in whole or in part at a price equal to the greater of 100% or the make-whole premium plus accrued and unpaid interest. In addition, subject to certain conditions, prior to March 15, 2009, Solectron Global Finance or Solectron may redeem up to 35% of the aggregate principal amount of notes with the net proceeds of a public common stock offering by Solectron at a redemption price of 108% of the principal amount of the notes, plus any accrued and unpaid interest to the redemption date. Solectron used the net proceeds from the offering, together with cash on hand, to repay its 7.375% Senior Notes on March 1, 2006.

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

After the exchange offer was complete, there were approximately $2.7 million aggregate principal amount of Original Notes outstanding. Interest on both the Original Notes and the New Notes (together, the “convertible notes”) will be paid on February 15 and on August 15 of each year. The conversion rate for the convertible notes is 103.4468 per $1,000 principal amount. As of February 28, 2006, the aggregate carrying amount of the convertible notes of $450.0 million was classified as long-term debt.

7.375% Senior Notes

In February 1996, Solectron issued $150 million aggregate principal amount of unsubordinated notes. These notes are in denominations and have a maturity value of $1,000 each and are due on March 1, 2006. Interest is payable semiannually at a rate of 7.375% per annum. The notes may not be redeemed prior to maturity. As of February 28, 2006, the carrying amount of the notes of $150.0 million was classified as short-term debt. These notes were redeemed at maturity on March 1, 2006.

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

As of February 28, 2006, the 7.97% subordinated debentures due November 2006 had a carrying value of $64.3 million and were classified as short-term debt.

Liquid Yield Option Notes (LYONstm)

On February 28, 2006, Solectron had $8.6 million aggregate accreted value of LYONstm outstanding with an interest rate of 2.75%. These notes are unsecured and unsubordinated indebtedness of Solectron. Solectron will pay no interest prior to maturity. Each note has a yield of 2.75% with a maturity value of $1,000 on May 8, 2020. Each note is convertible at any time by the holder to common shares at a conversion rate of 12.3309 shares per note.

SOLECTRON CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

Holders will be able to require Solectron to purchase all or a portion of their notes on May 8, 2010, at a price of $761.00 per note. Solectron, at its option, may redeem all or a portion of the notes at any time on or after May 20, 2004. As of February 28, 2006, the accreted value of the 2.75% LYONstm is classified as long-term debt.

On February 28, 2006, Solectron had $1.1 million aggregate accreted value of LYONstm outstanding with an interest rate of 3.25%. These notes are unsecured and unsubordinated indebtedness of Solectron. Solectron will pay no interest prior to maturity. Each note has a yield of 3.25% with a maturity value of $1,000 on November 20, 2020. Each note is convertible at any time by the holder to common shares at a conversion rate of 11.7862 shares per note. Holders will be able to require Solectron to purchase all or a portion of their notes on November 20, 2010, at a price of $724.42 per note. Solectron, at its option, may redeem all or a portion of the notes at any time on or after May 20, 2004. As of February 28, 2006, the accreted value of the 3.25% LYONstm is classified as long-term debt.

NOTE 11 — Derivative Instruments

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

As of February 28, 2006, Solectron had outstanding foreign exchange forward contracts with a total notional amount of approximately $391.0 million.

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

Financial instruments that potentially subject Solectron to concentrations of credit risk consist of cash, cash equivalents and trade accounts receivable. Concentrations of credit risk in accounts receivable resulting from sales to major customers are discussed in Note 9, “Segment Information and Geographic Information”.

NOTE 12 — Goodwill and Intangible Assets

Goodwill information is as follows (in millions):

Goodwill

Balance at August 31, 2005	$148.80
Adjustments	(1.20)

Balance at February 28, 2006	$147.60

SOLECTRON CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

Solectron’s intangible assets are classified as other assets on the condensed consolidated balance sheets and categorized into three main classes: supply agreements, intellectual property and contractual and non-contractual customer relationships obtained in asset purchases or business combinations. The following table summarizes the intangible asset balance at February 28, 2006 and August 31, 2005 (in millions):

		Intellectual	Customer
	Supply	Property	Relationships
	Agreements	Agreements	and Other	Total

February 28, 2006
Gross amount	$89.5	$61.0	$98.9	$249.4
Accumulated amortization	(85.9)	(57.1)	(88.9)	(231.9)

Carrying value	$3.6	$3.9	$10.0	$17.5

August 31, 2005
Gross amount	$91.9	$61.0	$98.9	$251.8
Accumulated amortization	(86.7)	(56.2)	(84.1)	(227.0)

Carrying value	$5.2	$4.8	$14.8	$24.8

During the six months ended February 28, 2006, Solectron recorded a $2.4 million impairment of an intangible asset in connection with the termination of a customer relationship for which an intangible asset had been established. A $.5 million gain on sale of fully depreciated equipment to this former customer has been reported as a component of restructuring and impairment costs

Amortization expense for the three months and six months ended February 28, 2006 was approximately $1.7 million and $3.9 million, respectively. Annual amortization expense for these intangibles over the next five years would be approximately $4.6 million, $4.2 million, $3.9 million, $2.9 million and $1.2 million.

NOTE 13 — Discontinued Operations

During the fourth quarter of fiscal 2003 and the first quarter of fiscal 2004, as a result of a full review of its portfolio of businesses, Solectron committed to a plan to divest a number of business operations that are outside its core competencies. The companies which we have divested and that are included in discontinued operations are Dy 4 Systems Inc., Kavlico Corporation, Solectron’s MicroTechnology division, SMART Modular Technologies Inc., Stream International Inc., Solectron’s 63% interest in US Robotics Corporation, and Force Computers, Inc.

These businesses each qualify as a discontinued operation component of Solectron under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Solectron has reported the results of operations and consolidated financial position of these businesses in discontinued operations within the consolidated statements of operations and the balance sheets for all periods presented.

SOLECTRON CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

The results from discontinued operations were as follows (in millions):

			Six Months
	Three Months Ended		Ended
	February 28		February 28
	2006	2005	2006	2005

Net sales	$—	$—	$—	$15.2
Cost of sales	—	—	—	14.1

Gross profit	—	—	—	1.1
Operating income — net	(6.5)	(0.9)	(8.2)	(11.3)

Operating income (loss)	6.5	0.9	8.2	12.4
Interest income — net	—	—	—	—
Other income — net	6.8	—	8.9	0.9

Income before income taxes	13.3	0.9	17.1	13.3
Income tax expense	—	—	—	1.7

Income from discontinued operations, net of tax	$13.3	$0.9	$17.1	$11.6

During fiscal 2004, Solectron completed the sale of six of its discontinued operations. During the first quarter of fiscal 2005, Solectron completed the sale of its MicroTechnology division, the final discontinued operation, for cash proceeds of $30.0 million resulting in a $10.1 million pre-tax gain which is included in operating income — net for the quarter ended November 30, 2004. As a result of this disposition, Solectron transferred approximately $28.3 million from accumulated foreign currency translation gains, included in accumulated other comprehensive losses within Stockholder’s Equity and recognized that amount as part of the pre-tax gain. The sales agreement for this divesture provided for a possible adjustment to the proceeds and gain based upon final settlement of Microtechnology’s working capital at closing. During the second quarter of fiscal 2006, the working capital adjustment pursuant to the sales agreement was resolved, resulting in a gain of $9.4 million.

During the first quarter of fiscal 2005, Solectron increased the net loss on disposal of those discontinued operations by approximately $0.5 million resulting from a few insignificant adjustments pursuant to the terms of the disposal transaction. During the second quarter of fiscal 2005, Solectron sold a building that was subject to a synthetic lease agreement. The synthetic lease agreement was associated with a discontinued operation that has been sold. As a result of the transaction, Solectron recorded a gain of approximately $0.9 million in operating income — net as disclosed above.

During the first quarter of fiscal 2006, Solectron recorded a $2.1 million gain on sale of assets of discontinued operations having no remaining book value and $1.7 million associated with the favorable resolution of certain contingencies. During the second quarter of fiscal 2006, Solectron recorded a $2.1 million gain on the sale of assets formerly associated with a discontinued operation and $1.8 million associated with the favorable resolution of certain contingencies.

The sale agreements for the divestitures contain certain indemnification provisions pursuant to which Solectron may be required to indemnify the buyer of the divested business for liabilities, losses, or expenses arising out of breaches of covenants and certain breaches of representations and warranties relating to the condition of the business prior to and at the time of sale. In aggregate, Solectron is contingently liable for up to $94.8 million for a period of 12 to 24 months subsequent to the completion of the sale. As of February 28, 2006, there were no significant liabilities recorded under these indemnification obligations. Additionally, Solectron may be required to indemnify a buyer for environmental remediation costs for a period up to 10 years and not to exceed $13 million. Solectron maintains an insurance policy to cover environmental remediation liabilities in excess of reserves previously established upon the acquisition of these properties. Solectron did not record any environmental charges upon disposition of these properties.

SOLECTRON CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

NOTE 14 — Restructuring and Impairment

Over the past few years, Solectron has recorded restructuring and impairment costs as it rationalized operations in light of customer demand declines and the economic downturn. The measures, which included reducing the workforce, consolidating facilities and changing the strategic focus of a number of sites, was largely intended to align Solectron’s capacity and infrastructure to anticipated customer demand and transition our operations to lower cost regions. The restructuring and impairment costs include employee severance and benefit costs, costs related to leased facilities abandoned and subleased, impairment of owned facilities no longer used by Solectron which will be disposed, costs related to leased equipment that has been abandoned, and impairment of owned equipment that will be disposed. For owned facilities and equipment, the impairment loss recognized was based on the fair value less costs to sell, with fair value estimated based on existing market prices for similar assets. Severance and benefit costs are recorded in accordance with SFAS No. 112, “Employer’s Accounting for Postemployment Benefits,” as Solectron has concluded that it had a substantive severance plan. In accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, the estimated lease loss accrued for leased facilities abandoned and subleased after December 31, 2002 represents the fair value of the lease liability as measured by the present value of future lease payments subsequent to abandonment less the present value of any estimated sublease income. For those facilities abandoned and subleased before January 1, 2003, as part of restructuring activities under EITF Issue No. 94-3, the estimated lease loss represents payments subsequent to abandonment less any estimated sublease income. In order to estimate future sublease income, we work with real estate brokers to estimate the length of time until we can sublease a facility and the amount of rent we can expect to receive. Estimates of expected sublease income could change based on factors that affect our ability to sublease those facilities such as general economic conditions and the real estate market, among others. At each reporting date, the Company evaluates its accruals for exit costs and employee separation costs to ensure the accruals are still appropriate. In certain circumstances, accruals are no longer required because of efficiencies in carrying out the plans or because employees previously identified for separation resigned from the Company and did not receive severance or were redeployed due to circumstances not foreseen when the original plans were initiated. The Company reverses accruals through the income statement line item where the original charges were recorded when it is determined that they are no longer required.

See also Note 12, “Goodwill and Intangible Assets,” for discussion of intangible asset impairment charges.

Overview of Restructuring Plans

Fiscal Year 2005 Restructuring Plan

During fiscal year 2005, in response to a decline in revenues from fiscal year 2004 levels, we reviewed our cost structure and geographic footprint and determined that cost savings could be realized by moving certain activities from high-cost facilities in Europe and North America to facilities in low cost geographies. This restructuring plan as amended will result in restructuring charges of approximately $55 million to $65 million, and includes the following measures:

•	Closing our facilities in Hillsboro, Oregon; Winnipeg, Canada; Lincoln, California; Turnhout, Belgium; and Munich, Germany.

•	Eliminating approximately 2,400 positions at (1) the facilities being closed; (2) our facilities in Bordeaux, France; Dunfermline, Scotland; Mexico; Brazil; and other facilities; and (3) within our material procurement and sales organizations in Europe and North America. These actions included the elimination of certain positions, the migration of certain functional activities to facilities in low cost geographies, and the outsourcing of certain activities.

•	Impair certain long-lived assets (primarily building and leasehold improvement) in connection with the facilities being vacated and equipment made obsolete to the extent that we would be unable to recover their carrying value upon sales to third parties.

SOLECTRON CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

Cumulative restructuring costs recorded under this plan as of February 28, 2006 were $54.4 million. As of February 28, 2006, we have reduced our workforce by 2,000 personnel in connection with this plan and expect to reduce headcount by an additional 400 personnel prior to the completion of this plan. We expect to substantially complete this restructuring plan by the end of fiscal 2006.

Fiscal Year 2004 Restructuring Plan

In the fourth quarter of fiscal 2004, in order to drive savings in its human resources and information technology functions, as well as reduce labor costs in certain high cost facilities, Solectron committed to a plan to eliminate approximately 2,100 full-time positions primarily in Europe and North America, consolidate certain facilities, and impair certain long-lived assets.

This plan was expected to result in total restructuring charges of $20.0 million. Through February 28, 2006, Solectron had recorded restructuring charges of approximately $25.6 million related to this plan. This amount consisted of $11.2 million of severance charges, $10.2 million relating to the impairment of certain long-lived assets, and $4.2 million of facility lease obligation and other expenses. The facility lease obligation currently expires in 2011. We expect to substantially complete this restructuring plan by the end of fiscal 2006.

Legacy Restructuring Plans

From 2001 through 2003, a significant economic downturn adversely impacted Solectron’s business, resulting in a decline in revenues from $17.4 billion in fiscal year 2001 to $9.8 billion in fiscal year 2003. In response to these trends, Solectron initiated a series of restructuring measures to align its capacity and infrastructure with anticipated customer demand. These actions included significant reductions in the Company’s workforce, the closure and consolidation of facilities, and the impairment of certain long-lived assets. These restructuring activities are substantially complete as of February 28, 2006, as the remaining accrual is almost entirely attributable to ongoing facility lease obligations, which are currently leased through 2014. However, we expect to incur restructuring costs as we continue to sell restructured long-lived assets and revise previous estimates in connection with these plans. Revisions to estimates will primarily be due to changes in assumptions used for the facility lease loss accrual.

Three and six months ended February 28, 2006 and 2005

Solectron continued to incur expected restructuring charges in the first and second quarter of fiscal 2006 in accordance with previously announced plans. The employee severance and benefit costs included in the restructuring charges recorded in the first and second quarters of fiscal 2006 primarily arose from the 2005 Restructuring Plan described above. Solectron also recorded a $1.6 million impairment of tangible assets relating to a consolidated subsidiary during the second quarter of fiscal 2006.

SOLECTRON CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

The following table summarizes restructuring charges included in the accompanying condensed consolidated statements of operations (in millions):

	Three Months Ended		Six Months Ended
	February 28		February 28
	2006	2005	2006	2005	Nature

Loss on diposal of and impairment of equipment and facilities, net	$5.1	$38.5	$8.5	$39.7	non-cash
Intangible asset impairment charge, net	—	—	1.9	—	non-cash

Total impairment of equipment, facilities and intangibles	5.1	38.5	10.4	39.7	non-cash

Severance and benefit costs	(2.8)	2.9	(9.9)	3.3	cash
Net adjustment to facility lease loss accrual	2.1	1.9	4.5	0.9	cash
Net adjustment to equipment lease loss accrual	0.1	(0.2)	0.1	(0.1)	cash
Other exit costs	1.1	0.1	1.4	0.1	cash

Total cash restructuring	0.5	4.7	(3.9)	4.2	cash

Total cash and non-cash restructuring	$5.6	$43.2	$6.5	$43.9

Restructuring Accrual

The following table summarizes the restructuring accrual balance for continuing operations as of February 28, 2006 (in millions). The amounts presented include remaining obligations under both the 2005 Restructuring Plan and prior plans.

	Severance	Leased Facilities	Other Exit
	and Benefits	& Equipment	Costs	Total

Balance of accrual at August 31, 2005	$44.9	$32.7	$0.1	$77.7
Provision	1.6	2.8	0.4	4.8
Q1-FY06 Provision Adjustments	(8.7)	(0.4)	(0.1)	(9.2)
Q1-FY06 Cash Payments	(5.2)	(5.2)	(0.4)	(10.8)
Foreign Exchange Adjustment	(0.9)	(0.1)	—	(1.0)

Balance of accrual at November 30, 2005	31.7	29.8	—	61.5

Provision	2.1	2.2	1.2	5.5
Q2-FY06 Provision Adjustments	(5.0)	—	—	(5.0)
Q2-FY06 Cash Payments	(13.3)	(4.9)	(1.2)	(19.4)
Foreign Exchange Adjustment	0.2	0.1	—	0.3

Balance of accrual at February 28, 2006	$15.7	$27.2	$—	$42.9

Accruals related to restructuring activities were recorded in accrued expenses in the accompanying condensed consolidated balance sheets. Solectron expects to pay amounts related to severance and benefits in the next year. The remaining balance, primarily consisting of lease commitment costs on facilities, is expected to be paid out through 2014.

SOLECTRON CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

Restructuring Activity by Plan

The restructuring and impairment charges incurred by restructuring plan during the six month period ended February 28, 2006, were as follows:

	Fiscal 2005	Fiscal 2004	Legacy
	Plan	Plan	Plans	Total

Balance at August 31, 2005	$40.2	$5.2	$32.3	$77.7
Provision	2.4	0.2	2.2	4.8
Provision adjustments	(7.2)	(1.4)	(0.6)	(9.2)
Cash payments	(5.3)	(0.7)	(4.8)	(10.8)
Foreign Exchange Adjustment	(0.8)	—	(0.2)	(1.0)

Balance at November 30, 2005	$29.3	$3.3	$28.9	$61.5

Q1FY2006 loss on disposal of and impairment of equipment and facilities, net	$1.3	$2.0	$0.1	$3.4

Provision	3.9	0.7	0.9	5.5
Provision adjustments	(5.0)	—	—	(5.0)
Cash payments	(14.8)	(0.4)	(4.2)	(19.4)
Foreign Exchange Adjustment	0.2	—	0.1	0.3

Balance at February 28, 2006	$13.6	$3.6	$25.7	$42.9

Q2FY2006 loss on disposal of and impairment of equipment and facilities, net	$2.0	$—	$1.5	$3.5

NOTE 15 —	Net Income (Loss) Per Share Calculation

Basic net income (loss) per share is computed using the weighted average number of common shares outstanding during the period.

The computation of diluted net income (loss) per share calculates the effect of dilutive securities on weighted average shares. Dilutive securities include options to purchase common stock and shares issuable upon conversion of Solectron’s LYONs and ACES.

SOLECTRON CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

Net income (loss) per share data were computed as follows (in millions, except per share amounts):

	Three Months Ended February 28		Six Months Ended February 28
	2006	2005	2006	2005

Basic earnings per share:
Net income	$30.4	$(2.2)	$54.4	$56.0
Shares used in computation:
Weighted average ordinary shares outstanding	908.8	977.1	917.3	966.7

Basic earnings per share	$0.03	$(0.00)	$0.06	$0.06

Diluted earnings per share:
Net income	$30.4	$(2.2)	$54.4	$56.0
Shares used in computation:
Weighted average ordinary shares outstanding	908.8	977.1	917.3	966.7
Employee stock options	.2	—	.2	3.9
Restricted Stock	0.7	—	0.6	—
Shares issuable upon conversion of LYONs	—	—	—	—
Shares issuable upon conversion of ACES	—	—	—	—

Weighted average number of shares	909.7	977.1	918.1	970.6
Diluted earnings per share	$0.03	$(0.00)	$0.06	$0.06

The following table summarizes the weighted average dilutive securities that were excluded from the above computation of diluted earnings per share because their inclusion would have an anti-dilutive effect (in millions):

	Three Months Ended February 28		Six Months Ended February 28
	2006	2005	2006	2005

Dilutive securities:
Employee stock options	40.2	28.6	30.8	26.9
Shares issuable upon conversion of LYONs	0.2	0.2	0.2	0.3
Shares issuable upon conversion of ACES	—	—	—	2.9
Shares issuable upon conversion of 0.5% notes	0.3	0.3	0.3	0.3

Total dilutive potential common shares	40.7	29.1	31.3	30.4

NOTE 16 —	Income Taxes

SFAS No. 109, “Accounting for Income Taxes,” requires that a valuation allowance be established when it is “more likely than not” that all or a portion of deferred tax assets will not be realized. A review of all available positive and negative evidence needs to be considered, including the company’s performance, the market environment in which the company operates, the utilization of past tax credits, length of carryback and carryforward periods, and existing contracts or sales backlog that will result in future profits, among other factors. It further states that forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence such as cumulative losses in recent years in the jurisdictions to which the deferred tax assets relate. Therefore, cumulative losses weigh heavily in the overall assessment. As a result of the review undertaken after the end of the third quarter of fiscal 2003, Solectron concluded that it was appropriate to establish a full valuation allowance for most of the net deferred tax assets arising from its operations in the jurisdictions to which the deferred tax assets relate. The total

SOLECTRON CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

valuation allowance is approximately $1.7 billion as of February 28, 2006. In addition, Solectron expects to continue to provide a full valuation allowance on future tax benefits until it can demonstrate a sustained level of profitability that establishes its ability to utilize the assets in the jurisdictions to which the assets relate. Solectron incurs tax expense in certain countries which are not subject to the aforementioned valuation allowance during the three and six months ended February 28, 2006.

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

The income tax provision for the interim periods is based on the best estimate of the effective tax rate expected to be applicable for the full fiscal year. Changes in the interim period for the tax (or benefit) related to items other than ordinary income are individually computed and recognized when the items occur.

In addition, Solectron has established contingency reserves for income taxes in various jurisdictions in accordance with SFAS No. 5 “Accounting for Contingencies.” The estimate of appropriate tax reserves is based upon the probable amount of prior tax benefit that is at risk upon audit and upon the reasonable estimate of the amount at risk. Solectron periodically reassesses the amount of such reserves and adjusts reserve balances as necessary. During the six months ended February 28, 2006, we recorded an additional accrual related to a transfer pricing adjustment assessed by a foreign tax authority. The recorded amount represents management’s best estimate of the cost it will incur in relation to the exposure, but there is a reasonable possibility that the final settlement could differ from the estimate. The estimate of the range of possible loss is $0.6 million to $12.0 million.

NOTE 17 —	Related Party Transactions

In January of 2006, Paul Tufano became Executive Vice President and Chief Financial Officer of Solectron Corporation. Mr. Tufano is also a member of the Board of Directors of Teradyne, a customer of Solectron. In the ordinary course of business, Solectron has for the past 10 years sold printed circuit board assemblies to Teradyne and purchased in-curcuit testers from Teradyne. During the quarter ended February 24, 2006, Solectron had sales of $50.6 million to Teradyne, all of which were made on an arm’s length basis.

NOTE 18 —	Guarantee of Subsidiary Notes

Solectron’s 8% Senior Subordinated Notes due 2016 were issued by Solectron Global Finance LTD, an indirect 100%-owned finance subsidiary of Solectron Corporation. The notes are fully and unconditionally guaranteed on a senior subordinated basis by Solectron Corporation. No other subsidiary of Solectron Corporation guarantees the notes.

NOTE 19 —	Subsequent Events

On March 1, 2006, Solectron Corporation redeemed at maturity with cash its $150 million aggregate principal amount of 7.375% Senior Notes.

Solectron has settled the previously reported shareholder class action lawsuit entitled Abrams v. Solectron Corporation et al., Case No. C-03-0986 CRB, filed in the United States District Court for the Northern District of California, on terms not considered to be material to Solectron. Court approval of the settlement terms was obtained on March 3, 2006.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking Statements

With the exception of historical facts, the statements contained in this quarterly report are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are subject to the safe harbor provisions set forth in the Exchange Act. These forward-looking statements relate to matters including, but not limited to:

•	future sales and operating results, including future earnings, growth, rates and trends;

•	our anticipation of the timing and amounts of our future obligations and commitments and our ability to meet those commitments;

•	the impact of our Lean Initiative and its expected future benefit to us;

•	our expectations regarding valuation allowances on future tax benefits in various countries;

•	the adequacy of our reserves for potential tax liabilities for open periods;

•	the amount of available future cash and our belief that our cash and cash equivalents, short-term investments, lines of credit and cash from continuing operations will be sufficient for us to meet our obligations for the next twelve months;

•	the success, capabilities and capacities of our business operations;

•	the adequacy of our restructuring provisions and timing of our restructuring actions and their impact on our business or results of operations;

•	the anticipated financial impact of recent and future acquisitions and divestitures and the adequacy of our provisions for indemnification obligations pursuant to such transactions;

•	our ability to continue to comply with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002;

•	our exposure to foreign currency exchange rate fluctuations;

•	our belief that our current or future environmental liability exposure related to our facilities will not be material to our business, financial condition or results of operations; and

•	various other forward-looking statements contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Overview

We provide a range of worldwide manufacturing and integrated supply chain services to companies who design and market electronic products. Our revenue is generated from sales of our services primarily to customers in the Computing & Storage, Networking, Communications, Consumer, Industrial, Automotive, and Other (includes Medical, Defense and Aerospace) markets. As a result of the services we perform for our customers, we are impacted by our customer’s ability to appropriately predict market demand for their products. While we work with our customers to understand their demand needs, we are removed from the actual end-market served by our customers. Consequently, determining future trends and estimates of activity can be very difficult.

Summary of Results and Key Performance Indicators

The following table sets forth, for the three-month and six-month periods indicated certain key operating results and other financial information (in millions):

	Three Months Ended February 28		Six Months Ended February 28
	2006	2005	2006	2005

Net sales	$2,499.6	$2,756.0	$4,956.0	$5,446.6
Gross profit	129.0	157.9	254.6	313.4
Selling, general and administrative expense	104.3	104.7	211.7	200.3
Income (loss) from continuing operations	17.1	(3.1)	37.3	44.4

Management regularly reviews financial and non-financial performance indicators to assess the Company’s operating results. The following table sets forth, for the quarterly periods indicated, certain of management’s key financial performance indicators.

Three Months Ended
	February 28,	November 30,	August 31,	May 31,	February 28,
	2006	2005	2005	2005	2005

Inventory turns	7.4 turns	8.0 turns	7.9 turns	8.1 turns	7.9 turns
Days sales outstanding (DSO)	44 days	45 days	46 days	46 days	46 days
Days payable outstanding (DPO)	54 days	53 days	54 days	50 days	48 days
Cash-to-cash cycle (C2C)	40 days	37 days	38 days	41 days	44 days
Capital expenditures (in millions)	$50.8	$58.9	$48.4	$35.9	$34.1

Inventory turns is calculated as the ratio of cost of sales compared to the average inventory for the quarter. DSO is calculated as the ratio of average accounts receivable, net, for the quarter compared to average daily net sales for the quarter. DPO is calculated as the ratio of average accounts payable during the quarter compared to average daily cost of sales for the quarter. The C2C cycle is determined by taking the ratio of 360 days compared to inventory turns plus DSO minus DPO. Capital expenditures are primarily related to equipment purchases supporting replacement of aged equipment, increased demand in certain products, new programs and information technology projects.

Critical Accounting Policies and Estimates

Management is required to make judgments, assumptions and estimates that affect the amounts reported when we prepare consolidated financial statements and related disclosures in conformity with generally accepted accounting principles in the United States. Note 1, “Summary of Significant Accounting Policies,” to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended August 31, 2005, describes the significant accounting policies and methods used in the preparation of our consolidated financial statements. Estimates are used for, but not limited to, our accounting for revenue recognition, inventory valuation, allowance for doubtful accounts, goodwill, intangible assets, restructuring and related impairment costs, income taxes, loss contingencies and stock-based compensation. Actual results could differ from these estimates.

The following critical accounting policies are impacted significantly by judgments, assumptions and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition

Solectron principally generates revenue from the manufacture of products for customers, the repair of both in-warranty and out-of-warranty products, and the provision of supply chain services. Solectron recognizes revenue from product sales or services rendered when the following four revenue recognition criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the selling price is fixed or determinable, and collectibility is reasonably assured.

We record reductions to revenue for customer incentive programs in accordance with the provisions of Emerging Issues Task Force (EITF) Issue No. 01-09, “Accounting for Consideration Given from a Vendor to a Customer (Including a Reseller of the Vendor’s Products).” Such incentive programs include premium payments and rebates. Premium payments are up-front payments to customers at program inception, made as a part of a competitive bidding arrangement, and sometimes in lieu of acquiring manufacturing assets and workforce from the customer. Premium payments are recognized either up-front or over time based on the terms of the customer agreement. In order to recognize a premium over time, the customer agreement must clearly state that we are entitled to a refund of the premium payment from the customer, either pro rata or otherwise, if certain production levels are not achieved. Where such contractual recovery provisions exist, we believe that a probable future economic benefit exists and, thus, establish an asset, which is amortized against revenue as product and/or service delivery occurs under the contract. When the contractual recovery provisions do not exist, we record the premium payment as an immediate up-front reduction of revenues. For those incentives that require the estimation of future sales, such as for rebates, we use historical experience and internal and customer data to estimate the sales incentive at the time revenue is recognized. In the event that the actual results of these items differ from the estimates, adjustments to the sales incentive accruals are recorded. To date, these adjustments have not been material.

From time-to-time, Solectron includes an extended warranty at the time of product shipment. The revenue associated with the extended warranty is deferred and recognized over the extended warranty period.

Certain customer arrangements require evaluation of the criteria outlined in EITF Issue No. 99-19, “Reporting Revenue Gross as a Principal Versus Net as an Agent,” in determining whether it is appropriate to record the gross amount of product sales and related costs or the net amount earned as commissions. Generally, when Solectron is primarily obligated in a transaction, is subject to general and physical inventory risk, has latitude in establishing prices, has discretion in selecting suppliers, changes the product or performs the service, is involved in the determination of product or service specifications, and has credit risk, or has several but not all of these indicators, revenue is recorded gross. If several of these indicators are not present, Solectron generally records the net amounts as commissions earned. For example, in a situation where a customer retains ownership of the materials utilized in their products, Solectron would generally only recognize revenue on a net basis.

Inventory Valuation

Our inventories are stated at the lower of weighted average cost or market. Our industry is characterized by rapid technological change, short-term customer commitments and rapid changes in demand, as well as other factors which may influence the recoverability of inventories. We make provisions for estimated excess and obsolete inventory based on our regular reviews of inventory quantities on hand and the latest forecasts of product demand and production requirements from our customers. Our provisions for excess and obsolete inventory are also impacted by our contractual arrangements with our customers including our ability or inability to re-sell such inventory to them. If actual market conditions or our customers’ product demands are less favorable than those projected or if our customers are unwilling or unable to comply with any contractual arrangements related to excess and obsolete inventory, additional provisions may be required. If an additional .2% to .5% of our inventory were determined to be excess and obsolete at February 28, 2006, our gross profit and operating income from continuing operations before income taxes for the six month ended February 28, 2006 would have each decreased by $2.7 million to $6.7 million.

Allowance for Doubtful Accounts

Another area of judgment affecting reported revenue and net income is management’s estimate of receivables that will ultimately be collected. We evaluate the collectability of our accounts receivable based on a combination of factors. When we are aware of circumstances that may impair a specific customer’s ability to meet its financial obligations to us, we record a specific allowance against amounts due to us and thereby reduce the net receivable to the amount we reasonably believe is likely to be collected. For all other customers, we recognize allowances for doubtful accounts based on the length of time the receivables are outstanding, industry and geographic concentrations, the current business environment and our historical experience. If the financial condition of our customers deteriorates or if economic conditions worsen, additional allowances may be required. Using this information, management reserves an amount that is believed to be uncollectible. Based on management’s analysis of uncollectible accounts, reserves totaling $16.4 million or 1.4% of the gross accounts receivable balance were established at February 28, 2006, compared with $22.3 million or 1.4% of the gross accounts receivable balance at August 31, 2005.

Goodwill

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”, we review the carrying amount of goodwill for impairment on an annual basis during the fourth quarter (as of June 1). Additionally, we perform an impairment assessment of goodwill whenever events or changes in circumstances indicate that the carrying value of goodwill may not be recoverable. Significant changes in circumstances can be both internal to our strategic and financial direction, as well as changes to the competitive and economic landscape. We have determined that there is a single reporting unit for the purpose of goodwill impairment tests under SFAS No. 142. For purposes of assessing the impairment of our goodwill, we estimate the value of the reporting unit using our market capitalization as the best evidence of fair value. This fair value is then compared to the carrying value of the reporting unit. If the fair value of the reporting unit is less than its carrying value, we then allocate the fair value of the unit to all the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit’s fair value was the purchase price to acquire the reporting unit. The excess of the fair value of the reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of the goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The process of evaluating the potential impairment of goodwill is subjective and requires judgment at many points during the test including future revenue forecasts, discount rates and various reporting unit allocations. During fiscal year 2003, Solectron recorded a $1.6 billion goodwill impairment as a result of significant negative industry and economic trends impacting Solectron’s operations and stock price.

Intangible Assets

Intangible assets consist of supply agreements, intellectual property, and contractual and non-contractual customer relationships obtained in acquisitions. Intangible assets are evaluated for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. Intangible assets subject to impairment testing whenever events or changes in circumstances indicate total $17.5 million as of February 28, 2006. The carrying amount of an intangible asset is not recoverable if its carrying value exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Impairment is measured by comparing the intangible assets’ carrying amounts to the fair values as determined using discounted cash flow models. There is significant judgment involved in determining these cash flows. During fiscal years 2004 and 2003, respectively, Solectron recorded impairments of intangible assets in connection with our disengagement from certain product lines and as a result of reduced expectations of sales to be realized under certain supply agreements, respectively.

Restructuring and Related Impairment Costs

Over the past few years, we have recorded restructuring and impairment costs as we rationalized our operations in light of customer demand declines and the economic downturn. These measures, which included reducing the workforce, consolidating facilities and changing the strategic focus of a number of sites, were largely intended to align our capacity and infrastructure to anticipated customer demand and transition our operations to lower cost regions. These restructuring measures were undertaken in accordance with restructuring plans that were reasonable, probable and unlikely of significant change at the time of plan establishment. These restructuring and impairment costs include employee severance and benefit costs, costs related to leased facilities abandoned and subleased, impairment of owned facilities no longer used by us which will be disposed, costs related to leased equipment that has been abandoned, and impairment of owned equipment that will be disposed. For owned facilities and equipment, the impairment loss recognized was based on the fair value less costs to sell, with fair value estimated based on existing market prices for similar assets.

Severance and benefit costs are recorded in accordance with SFAS No. 112, “Employer’s Accounting for Postemployment Benefits,” as we concluded that we had a substantive severance plan based on past restructuring actions in many of the geographies in which we operate. These costs are recognized when Solectron management has committed to a formal restructuring plan and the severance costs are probable and estimable. We apply the provisions of SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” relating to one-time termination benefits to both (1) severance activities in geographies where we do not have a substantive severance plan and (2) situations in which the severance benefits offered to employees within a given geography are in excess of those offered under prior restructuring plans. Severance costs accounted for under SFAS No. 146 are recognized when Solectron management has committed to a restructuring plan and communicated those actions to employees. Our estimate of severance and benefit costs assumptions is subjective as it is based on estimates of employee attrition and assumptions about future business opportunities.

In accordance with SFAS No. 146, the estimated lease loss accrued for leased facilities abandoned and subleased after December 31, 2002 represents the fair value of the lease liability as measured by the present value of future lease payments subsequent to abandonment less the present value of any estimated sublease income. For those facilities abandoned and subleased before January 1, 2003, as part of restructuring activities under EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity”, the estimated lease loss represents payments subsequent to abandonment less any estimated sublease income. In order to estimate future sublease income, we work with real estate brokers to estimate the length of time until we can sublease a facility and the amount of rent we can expect to receive. Estimates of expected sublease income could change based on factors that affect our ability to sublease those facilities such as general economic conditions and the real estate market, among others.

Other exit costs include costs to consolidate facilities or close facilities and relocate employees. A liability for such costs is recorded at its fair value in the period in which the liability is incurred.

At each reporting date, we evaluate our accruals for exit costs and employee separation costs to ensure the accruals are still appropriate. In certain circumstances, accruals are no longer required because of efficiencies in carrying out the plans or because employees previously identified for separation resigned and did not receive severance or were redeployed due to circumstances not foreseen when the original plans were initiated. If necessary, we reverse accruals through the income statement line item entitled “Restructuring and impairment costs”, where the original charges were recorded, when it is determined that they are no longer required.

Income Taxes

We currently have significant deferred tax assets in certain jurisdictions resulting from tax credit carry-forwards, net operating losses and other deductible temporary differences, which will reduce taxable income in such jurisdictions in future periods. We have provided valuation allowances for future tax benefits resulting from U.S. and foreign net operating loss carry-forwards and for certain other U.S. and foreign deductible temporary differences where we believe future realizability is in doubt. SFAS No. 109 requires a valuation allowance be established when it is “more likely than not” that all or a portion of deferred tax assets will not be realized, and further provides that it is difficult to conclude that a valuation allowance is not needed when there is negative evidence in the form of cumulative losses in recent years. Therefore, cumulative losses weigh heavily in the overall assessment. In the third quarter of fiscal year 2003, we established a valuation allowance for most of our deferred tax assets. This was primarily due to cumulative losses from prior years and uncertainty regarding our ability to generate certain minimum levels of taxable income within the next three years. We have not yet established a sustained level of profitability since that time in those countries in which the deferred tax assets arose and thus expect to record a full valuation allowance on future tax benefits. Our ability to realize sustained profitability in those jurisdictions in the near term is uncertain as Solectron derives the majority of its revenue from low-cost locations. It is these low-cost locations where Solectron anticipates reporting taxable profits. Solectron will not be able to offset any tax expense associated with these taxable profits with the unrecognized deferred tax assets described above. As a result of our assessment, our total valuation allowance on deferred tax assets arising from continuing operations is approximately $1.7 billion at February 28, 2006.

We are subject to income taxes in the U.S. and numerous foreign jurisdictions. Significant judgment is required in determining our worldwide income tax provision and evaluating tax positions. There are many transactions and calculations where the ultimate tax determination is uncertain and we are regularly under audit by tax authorities. Accordingly, we have established contingency reserves for income taxes in various jurisdictions in accordance with SFAS No. 5 “Accounting for Contingencies”.

We believe that our accruals for tax liabilities are adequate for all open years, based on our assessment of many factors, including past experience and interpretations of tax law applied to the facts of each matter. Although we believe that our accruals for tax liabilities are reasonable, tax regulations are subject to interpretation and the tax controversy process is inherently uncertain; therefore, our assessments can involve both a series of complex judgments about future events and rely heavily on estimates and assumptions. To the extent that the probable tax outcome of these matters changes, such changes in estimates will impact the income tax provision in the period in which such determination is made.

Loss Contingencies

We are subject to the possibility of various loss contingencies arising in the ordinary course of business (for example, environmental and legal matters). We consider the likelihood of the loss occurring and our ability to reasonably estimate the amount of loss in determining the necessity for, and amount of, any loss contingencies. Estimated loss contingencies are accrued when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. We regularly evaluate information available to us to determine whether any such accruals should be adjusted. Such revisions in the estimates of the potential loss contingencies could have a material impact on our consolidated results of operations and financial position.

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

Our expected volatility is based upon equal weightings of the historical volatility of Solectron’s stock and, for fiscal periods in which there is sufficient trading volume in options on Solectron’s stock, the implied volatility of traded options on Solectron stock having a life of more than 6 months.

The expected life of options is based on observed historical exercise patterns, which can vary over time.

As stock-based compensation expense recognized in the Consolidated Statement of Operations is based on awards ultimately expected to vest, the amount of expense has been reduced for estimated forfeitures. SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience.

If factors change and we employ different assumptions in the application of SFAS No. 123R, the compensation expense that we record in future periods may differ significantly from what we have recorded in the current period.

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

	Three Months Ended February 28		Six Months Ended February 28
	2006	2005	2006	2005

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	94.8	94.3	94.9	94.2

Gross profit	5.2	5.7	5.1	5.8
Operating expenses:
Selling, general and administrative	4.2	3.8	4.3	3.7
Restructuring and impairment costs	0.2	1.5	0.1	0.8

Operating income	0.8	0.4	0.7	1.3
Interest income	0.5	0.3	0.5	0.3
Interest expense	(0.3)	(0.6)	(0.2)	(0.6)
Other (expense) income — net	(0.1)	0.0	—	0.0

Operating income from continuing operations before income taxes	0.9	0.1	1.0	1.0
Income tax expense	0.2	0.2	0.2	0.2

Income (loss) from continuing operations	0.7%	(0.1)%	0.8%	0.8%
Discontinued operations:
Income from discontinued operations	0.5	0.0	0.3	0.2
Income tax expense	—	—	—	—

Income from discontinued operations	0.5%	—%	0.3%	0.2%
Net income (loss)	1.2%	(0.1)%	1.1%	1.0%

Net Sales — Continuing Operations

Net sales decreased to $2.5 billion and $5.0 billion for the three and six months ended February 28, 2006, respectively, from $2.8 billion and $5.4 billion in the corresponding periods of fiscal 2005. The majority of this reduction occurred in the consumer end market which declined by $197 million, or 45%, and $455 million, or 50%, respectively, in the three month and six month periods ended February 28, 2006, versus the corresponding periods of fiscal 2005. This decline in the consumer sector was attributable to a significant drop in sales of 3G cellular handsets and set-top boxes. However, sales of set-top boxes have increased sequentially from the fourth quarter of fiscal 2005 to the first quarter of fiscal 2006, and from the first quarter of fiscal 2006 to the second quarter of fiscal 2006. Due to lower customer demand, primarily for telecom infrastructure equipment, the communications market declined by $70 million, or 13%, and $174 million, or 16%, respectively, in the three month and six month periods ended February 28, 2006, versus the corresponding periods of fiscal 2005.

These declines were offset by revenue increases in the computing & storage and industrial end markets. Computing & storage end market revenues increased by $21 million, or 3%, and $79 million, or 5%, in the three month and six month periods ended February 28, 2006 versus the corresponding periods of fiscal 2005. This increase was largely due to higher demand for computer servers. Largely due to increased sales of semiconductor manufacturing equipment, industrial revenues increased by $52.5 million, or 36%, and $111.5 million, or 38.5%, respectively, in the three month and six month periods ended February  28, 2006 versus the corresponding period of fiscal 2005.

The following table depicts, for the periods indicated, revenue by market expressed as a percentage of net sales. The distribution of revenue across our markets has fluctuated, and will continue to fluctuate, as a result of customer demand.

	Three Months Ended February 28		Six Months Ended February 28
	2006	2005	2006	2005

Computing & Storage	32.8%	28.9%	33.3%	28.8%
Consumer	9.5%	15.8%	9.1%	16.6%
Communications	18.3%	19.2%	18.3%	19.9%
Networking	27.0%	26.0%	26.3%	24.5%
Industrial	8.0%	5.3%	8.1%	5.3%
Automotive	2.7%	3.0%	3.1%	3.1%
Other	1.7%	1.8%	1.8%	1.8%

Total	100.0%	100.0%	100.0%	100.0%

International Sales — Continuing Operations

In the three and six months ended February 28, 2006, our international locations contributed approximately 67.7% and 67.6% of net sales compared to approximately 69.9% and 70.3%, respectively, for the corresponding period of fiscal 2005.

Major Customers — Continuing Operations

Certain customers accounted for 10% or more of our net sales. The following table includes these customers and the percentage of net sales attributed to them:

	Three Months Ended February 28		Six Months Ended February 28
	2006	2005	2006	2005

Cisco Systems	18.1%	17.0%	17.4%	15.6%
Nortel Networks	11.7%	10.7%	11.0%	10.5%

Our top ten customers accounted for approximately 61.9% and 60.8% of net sales for the three and six months ended February 28, 2006, compared to approximately 63.5% and 61.5% in the corresponding periods of fiscal 2005.

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

Gross Profit — Continuing Operations

Our gross profit percentage decreased to 5.2% and 5.1% for the three and six months ended February 28, 2006, respectively, compared to 5.7% and 5.8% for the corresponding periods in fiscal 2005, respectively. The gross profit percentage decline was driven by cost of sales decreasing at a lower rate than net sales versus the corresponding periods in fiscal 2005. Cost of sales declined by $227.5 million, or 8.8%, and $431.8 million, or 8.4%, in the three months and six months ended February 28, 2006, respectively, versus the corresponding periods in fiscal 2005. This gross profit percentage decline was primarily the result of the following:

•	A 0.7 percentage point and 0.6 percentage point increase as a percentage of revenue in direct labor and overhead costs for the three and six months ended February 28, 2006, respectively, over the corresponding periods in fiscal 2005. This increase was driven by additions of headcount in anticipation of certain customer program ramps as well as wage increases.

•	A 0.7 percentage point and 0.7 percentage point increase in material supply chain costs as a percentage of revenues, largely attributable to higher freight, duties, fuel costs, and labor costs, for each of the three and six months ended February 28, 2006, respectively, over the corresponding periods in fiscal 2005.

•	These increases in cost of sales were partially offset by a 0.9 percentage point and 0.7 percentage point decrease in material and material related costs as a percentage of revenues for the three and six months ended February 28, 2006, respectively, over the corresponding periods in fiscal 2005.

•	In addition, to the above items, the adoption of SFAS 123R during fiscal 2006, increased cost of sales by $1.8 million and $3.6 million during the three month and six month periods ended February 28, 2006, respectively, compared to the corresponding periods of fiscal 2005.

Sales of inventory previously written down or written off have not been significant and have not had any material impact on our gross profits for the three and six months ended February 28, 2006.

Selling, General and Administrative (SG&A) Expenses — Continuing Operations

SG&A expenses decreased $0.4 million, or 0.4%, for the three months ended February 28, 2006 compared to the corresponding period in fiscal 2005. SG&A expenses increased $11.4 million, or 6% for the six months ended February 28, 2006, compared to the corresponding period in fiscal 2005. As a percentage of net sales, SG&A expenses increased to 4.2% and 4.3% for the three and six months ended February 28, 2006, respectively, compared to 3.8% and 3.7% in the corresponding periods in fiscal 2005.

The increase for the six months ended February 28, 2006 compared to the corresponding period in fiscal 2005 was attributable to approximately $4 million in new SG&A expenses due to the adoption of FAS 123R and approximately $10 million arising from additional headcount in the sales & account management and program management areas. These increases were partially offset by a $2 million reduction in bad debt expense.

Restructuring and Impairment — Continuing Operations

Total restructuring and impairment charges were $5.6 million and $6.5 million during the three and six months ended February 28, 2006, respectively.

The restructuring and impairment charges incurred during the second quarter of fiscal 2006 consist of equipment and facilities impairment charges of $5.1 million, which include a $1.6 million impairment of tangible assets of a consolidated entity; a net reduction to the severance provision of $2.8 million due to changes in planned severance actions; and $3.3 million of charges arising from early lease terminations and changes in lease estimates relative to restructured facilities. The revision to estimated severance costs was driven by employee turnover and a new business opportunity specific to one of our facilities.

During the six months ended February 28, 2006, Solectron recorded a $1.9 million net impairment charge in connection with the termination of a customer relationship for which an intangible asset had previously been established. This net amount consisted of a $2.4 million impairment charge offset by a $.5 million gain on the sale of equipment to this former customer.

Interest Income — Continuing Operations

Interest income increased $3.2 million to $12.3 million for the three months ended February 28, 2006 from $9.1 million in the corresponding period in fiscal 2005. Interest income increased $9.5 million to $24.4 million for the six months ended February 28, 2006 from $14.9 million in the corresponding period in fiscal 2005. The increase was primarily due to higher interest rates.

Interest Expense — Continuing Operations

Interest expense decreased $9.8 million to $6.9 million for the three months ended February 28, 2006 from $16.7 million in the corresponding period in fiscal 2005. Interest expense decreased $19.4 million to $13.6 million for the six months ended February 28, 2006 from $33.0 million in the corresponding period in fiscal 2005. The decrease was primarily due to the May 2005 redemption of $500 million aggregate principal amount of 9.625% senior notes.

Other (Expense) Income — net — Continuing Operations

Other (expense) income — net decreased $3.0 million to an expense of $1.9 million for the three months ended February 28, 2006 from income of $1.1 million in the corresponding period in fiscal 2005. Other (expense) income — net decreased $5.8 million to $0 million for the six months ended February 28, 2006 from income of $5.8 million in the corresponding period in fiscal 2005. The fluctuation is primarily due to foreign currency gains and losses.

Income Taxes — Continuing Operations

Our income tax expense was $5.5 million and $9.9 million, respectively, for the three and six months ended February 28, 2006 as compared to an income tax expense of $6.6 million and $12.5 million, respectively, for the three and six months ended February 28, 2005. We incurred net tax expense in certain countries in which we had profitable operations during the periods ended February 28, 2006 and February 28, 2005.

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

Certain of our offshore operations are reporting taxable profits, mostly arising in low-cost locations. Accordingly, we are recognizing some tax expense related to those operations. We will not be able to offset this tax expense with unrecognized deferred tax assets (See Note 16 — Income Taxes), because, for the most part, those assets did not arise in the jurisdictions where we are realizing taxable profits.

In addition, Solectron has established contingency reserves for income taxes in various jurisdictions. The estimate of appropriate tax reserves is based upon the probable amount of prior tax benefit that is at risk upon audit and upon the reasonable estimate of the amount at risk. Solectron periodically reassesses the amount of such reserves and adjusts reserve balances as necessary. During the six months ended February 28, 2006, we recorded an additional accrual related to a transfer pricing adjustment assessed by a foreign tax authority. The recorded amount represents management’s best estimate of the cost it will incur in relation to the exposure but there is a reasonable possibility that the final settlement could differ from the estimate. The estimate of the range of possible loss is $0.6 million to $12.0 million.

Liquidity and Capital Resources

Cash

Cash and cash equivalents decreased to approximately $1.5 billion at February 28, 2006 from approximately $1.7 billion at August 31, 2005. The table below, for the periods indicated, provides selected condensed consolidated cash flow information (in millions):

	Six Months Ended February 28
	2006	2005

Net cash (used in) provided by operating activities of continuing operations	(70.0)	476.6
Net cash used in operating activities of discontinued operations	(8.2)	(5.9)

Net cash (used in) provided by operating activities	(78.2)	470.7

Net cash used in investing activities of continuing operations	(103.1)	(16.7)
Net cash provided by investing activities of discontinued operations	17.1	13.0

Net cash used in investing activities	(86.0)	(3.7)

Net cash (used in) provided by financing activities of continuing operations	(29.1)	54.0
Net cash (used in) provided by financing activities of discontinued operations	(8.9)	(7.1)

Net cash (used in) provided by financing activities	(38.0)	46.9

Net cash used in operating activities was $78.2 million during the six months ended February 28, 2006. This change was generated by a $237.4 million increase in inventories. This was partially offset by net income of $54.4 million, non-cash depreciation and amortization charges of $87.5 million, and a $59.0 million increase in accounts payable. The inventory increase was attributable to new program ramps, certain program launch delays and the creation of buffer stock to accommodate both program transfers between sites and the go-live date of a new ERP system at one of our facilities.

Net cash used in investing activities of $86 million during the six months ended February 28, 2006 primarily consisted of $109.7 million in capital expenditures offset by $17.1 of cash provided by discontinued operations. The cash provided by investing activities of discontinued operations primarily consisted of a working capital settlement and sales of assets formerly associated with discontinued operations.

Net cash used in financing activities of $38 million during the six months ended February 28, 2006 primarily consisted of $180.4 million of share repurchases partially offset by $147.4 million in net proceeds from the issuance of our 8% senior subordinated notes due 2016.

Debt

As of February 28, 2006, we had available a $500 million revolving credit facility that expires on August 20, 2007. Our revolving credit facility is guaranteed by certain of our domestic subsidiaries and secured by the pledge of domestic accounts receivable, inventory and equipment, the pledge of equity interests in certain of our subsidiaries and notes evidencing intercompany debt. Borrowings under the credit facility bear interest, at our option, at the London Interbank offering rate (LIBOR) plus a margin of 2.25% based on our current senior secured debt ratings, or the higher of the Federal Funds Rate plus 1/2 of 1% or Bank of America N.A.’s publicly announced prime rate. As of February 28, 2006, there were no borrowings outstanding under this facility. We are subject to compliance with certain financial covenants set forth in this facility including, but not limited to, capital expenditures, cash interest coverage and leverage. We were in compliance with all applicable covenants as of February 28, 2006.

In addition, we had $8.4 million in committed and $11.7 million in uncommitted foreign lines of credit and other bank facilities as of February 28, 2006. A committed line of credit obligates a lender to loan us amounts under the credit facility as long as we adhere to the terms of the credit agreement. An uncommitted line of credit is extended to us at the sole discretion of a lender. The interest rates range from the bank’s prime lending rate to the bank’s prime rate plus 1.0%. As of February 28, 2006, borrowings and guaranteed amounts were $2.8 million under committed and $2.2 million under uncommitted foreign lines of credit.

$150 million aggregate principal amount of unsubordinated 7.375% Senior Notes was repaid on March 1, 2006. $64.3 million aggregate principal amount of our 7.97% ACES subordinated debenture is due November 15, 2006. These obligations were classified as current liabilities at February 28, 2006.

Synthetic Leases

We have synthetic lease agreements relating to three manufacturing sites for continuing operations. The synthetic leases have expiration dates in 2007. At the end of the lease term, we have an option, subject to certain conditions, to purchase or to cause a third party to purchase the facilities subject to the synthetic leases for the “Termination Value,” which approximates the lessor’s original cost for each facility, or we may market the property to a third party at a different price. We are entitled to any proceeds from a sale of the properties to third parties in excess of the Termination Value and liable to the lessor for any shortfall not to exceed 85% of the Termination Value We have provided loans to the lessor equaling approximately 85% of the Termination Value for each synthetic lease. These loans are repayable solely from the sale of the properties to third parties in the future, are subordinated to the amounts payable to the lessor at the end of the synthetic leases, and may be credited against the Termination Value payable if we purchase the properties. The approximate aggregate Termination Values and loan amounts were $87.7 million and $74.5 million, respectively, as of February 28, 2006.

In addition, cash collateral of $13.2 million, an amount equal to the difference between the aggregate Termination Values and the loan amounts, is pledged as collateral. Each synthetic lease agreement contains various affirmative covenants. A default under a lease, including violation of these covenants, may accelerate the termination date of the arrangement. We were in compliance with all applicable covenants as of February 28, 2006. Monthly lease payments are generally based on the Termination Value and 30-day LIBOR index (4.57% as of February 28, 2006) plus an interest-rate margin, which may vary depending upon our Moody’s Investors’ Services and Standard and Poor’s ratings, and are allocated between the lessor and us based on the proportion of the loan amount to the Termination Value for each synthetic lease.

During fiscal 2004, we determined that it is probable that the expected fair value of the properties under the synthetic lease agreements will be less than the Termination Value at the end of the lease terms by approximately $13.5 million. The $13.5 million is being accreted over the remaining lease terms. As of February 28, 2006, Solectron had accreted $7.3 million.

We account for these synthetic lease arrangements as operating leases in accordance with SFAS No. 13, “Accounting for Leases,” as amended. Our loans to the lessor and cash collateral are included in other assets and restricted cash and cash equivalents, respectively, in the condensed consolidated balance sheets

Restricted Cash

During the first quarter of fiscal 2006, Solectron elected to put in place a line of credit for the issuance of standby letters of credit. The letters of credit are principally related to self-insurance for workers compensation liability coverage. These standby letters of credit were previously issued under Solectron’s revolving credit facility. Solectron opted to post cash collateral totaling 105% of the standby letter of credit balances in order to reduce annual issuance commissions of the standby letters of credit. Total cash collateral of $18 million at February 28, 2006, is classified as restricted cash and cash equivalents in the condensed consolidated balance sheets. Solectron also has $13.2 million of restricted cash in connection with the synthetic leases described above. The interest earned on restricted cash is at Solectron’s benefit.

Off-Balance Sheet Arrangements and Contractual Obligations

Our off-balance sheet arrangements and contractual obligations consist of our synthetic and operating leases, our foreign exchange contracts, and certain indemnification provisions related to our seven divestures (described in the “Discontinued Operations” section below).

A tabular presentation of our contractual obligations is provided below under “Contractual Obligations and Commitments”.

Contractual Obligations and Commitments

We believe that our current cash, cash equivalents, short-term investments, lines of credit and cash anticipated to be generated from continuing operations will satisfy our expected working capital, capital expenditures, debt service and investment requirements through at least the next 12 months.

The following is a summary of certain contractual obligations and commitments as of February 28, 2006 for continuing operations:

	Payments Due by Period
		Short-	Q3 ’07-
	Total	Term	Q4 ’07	FY08	FY09	FY10	FY11	Thereafter
	(In millions)

Debt	$860.2	$227.0	$0.3	$0.1	$0.8	$14.5	$450.0	$167.5
Operating lease	142.1	34.2	20.2	21.3	16.4	14.5	13.5	22.0
Operating leases for restructured facilities and equipment	36.2	13.3	6.6	7.4	3.6	3.0	1.3	1.0
Purchase obligations(1)	150.9	150.4	—	0.1	0.2	0.2	—	—

	$1,189.4	$424.9	$27.1	$28.9	$21.0	$32.2	$464.8	$190.5

(1)	We have guaranteed various purchase commitments for materials, supplies and services incurred during the normal course of business.

Other long-term liabilities of $79.6 million disclosed on the condensed consolidated financial statements includes deferred tax liabilities related to timing differences and non-US pension liabilities, which due to their nature are not projected.

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

The collective results from all discontinued operations for all periods presented were as follows (in millions):

			Six Months
	Three Months Ended February 28		Ended February 28
	2006	2005	2006	2005

Net sales	$—	$—	$—	$15.2
Cost of sales	—	—	—	14.1

Gross profit	—	—	—	1.1
Operating income — net	(6.5)	(0.9)	(8.2)	(11.3)

Operating income (loss)	6.5	0.9	8.2	12.4
Interest income — net	—	—	—	—
Other income (expense) — net	6.8	—	8.9	0.9

Income (loss) before income taxes	13.3	0.9	17.1	13.3
Income tax expense	—	—	—	1.7

Income (loss) from discontinued operations, net of tax	$13.3	$0.9	$17.1	$11.6

Net sales, gross profit, and operating income (loss) from discontinued operations decreased for the six months ended February 28, 2006 as compared to the same period in fiscal 2005 primarily due to the fact that the final discontinued operation was sold during three months ended November 30, 2004. This transaction resulted in a $10.1 million pre-tax gain from the sale of the discontinued operations recorded in operating income — net for the three month period ended November 30, 2004, including the transfer of $28.3 million from accumulated foreign currency translation gains, included in accumulated other comprehensive losses within Stockholders Equity. During the second quarter of fiscal 2006, the working capital adjustment pursuant to the sales agreement was resolved, resulting in a gain of $9.4 million.

During the first quarter of fiscal 2005, Solectron increased the net loss on disposal of those discontinued operations by approximately $0.5 million resulting from a few insignificant adjustments pursuant to the terms of the disposal transaction. During the second quarter of fiscal 2005, Solectron sold a building that was subject to a synthetic lease agreement. The synthetic lease agreement was associated with a discontinued operation that has been sold. As a result of the transaction, Solectron recorded a gain of approximately $0.9 million in operating income — net as disclosed above.

During the first quarter of fiscal 2006, Solectron recorded a $2.1 million gain on sale of assets of discontinued operations having no remaining book value and $1.7 million associated with the favorable resolution of certain contingencies. During the second quarter of fiscal 2006, Solectron recorded a $2.1 million gain on the sale of assets formerly associated with a discontinued operation and $1.8 million associated with the favorable resolution of certain contingencies.

The sale agreements for all the divestitures contain certain indemnification provisions pursuant to which Solectron may be required to indemnify the buyer of the divested business for liabilities, losses, or expenses arising out of breaches of covenants and certain breaches of representations and warranties relating to the condition of the business prior to and at the time of sale. In aggregate, Solectron is contingently liable for up to $94.8 million for a period of 12 to 24 months subsequent to the completion of the sale. As of February 28, 2006, there were no significant liabilities recorded under these indemnification obligations. Additionally, Solectron may be required to indemnify a buyer for environmental remediation costs for a period up to 10 years and not to exceed $13 million. Solectron maintains an insurance policy to cover environmental remediation liabilities in excess of reserves previously established upon the acquisition of these properties. Solectron did not record any environmental charges upon disposition of these properties.

RISK FACTORS

Risks Related to Our Business

Most of our sales come from a small number of customers; if we lose any of these customers, our net sales could decline significantly.

Most of our annual net sales come from a small number of our customers. Our ten largest customers accounted for approximately 61.9% and 63.5% of net sales from continuing operations in the second quarter of fiscal 2006 and 2005, respectively. During the second quarter of fiscal 2006, two of these customers each individually accounted for more than ten percent of our net sales. Any material delay, cancellation or reduction of orders from these or other major customers could cause our net sales to decline significantly, and we may not be able to reduce the accompanying expenses at the same time. We cannot guarantee that we will be able to retain any of our largest customers or any other accounts, or that we will be able to realize the expected revenues under existing or anticipated supply agreements with these customers. Our business, market share, consolidated financial condition and results of operations will continue to depend significantly on our ability to obtain orders from new customers, retain existing customers, realize expected revenues under existing and anticipated supply agreements, as well as on the consolidated financial condition and success of our customers and their customers.

Sales may not improve, and could decline, in future periods if there is continued or resumed weakness in customer demand, particularly in the communications, computing and consumer sectors, resulting from domestic or worldwide economic conditions.

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

We generally enter into agreements with our significant customers. Under these agreements, the extent of our customer’s responsibility for excess or obsolete inventory related to raw materials that were previously purchased or ordered to meet that customer’s demand forecast is defined. If our customers do not comply with their contractual obligations to purchase excess or obsolete inventory back from us and we are unable to use or sell such inventory, or if we are unsuccessful in obtaining our customer’s agreement to purchase such inventory contractually, our consolidated financial condition could be materially harmed. Some of our customers are in the communications industry, an industry that in recent years has experienced declining revenue, large losses, negative cash flows, and several bankruptcies or defaults on borrowing arrangements. There is a risk that, in the future, these or other customers may not purchase inventory back from us despite contractual obligations, which could harm our consolidated financial condition if we are unable to sell the inventory at carrying value. In addition, enforcement of these supply agreements may result in material expenses, delays in payment for inventory and/or disruptions in our customer relationships.

In addition, we are responsible for excess and obsolete inventory resulting from inventory purchases in excess of inventory needed to meet customer demand forecasts at the time the purchase commitments were made, as well as any inventory purchases outside that provided for in our agreements. For inventory which is not the customer’s responsibility, provisions are made when required to reduce any such excess or obsolete inventory to its estimated net realizable value based on the quantity of such inventory on hand, our customers’ latest forecasts of production requirements, our assessment of available disposition alternatives such as use of components on other programs, the ability and cost to return components to the vendor and our estimates of resale values and opportunities. These assessments are based upon various assumptions and market conditions which are subject to rapid change, and/or which may ultimately prove to be inaccurate. Any material changes in our assumptions or market conditions could have a significant effect on our estimates of net realizable value, could necessitate material changes in our provisions for excess and obsolete inventory, and could have a material adverse impact on our consolidated financial condition. In addition, in the normal course of business, bona fide disagreements may arise over the amount and/or timing of such claims, and in order to avoid litigation expenses, collection risks, or disruption of customer relationships, we may elect to settle such disputes for lesser amounts than we believe we should be entitled to recover. In these instances, we must bear the economic loss of any such excess or obsolete inventory, which could have a material adverse impact on our consolidated financial condition.

Our non-U.S. locations represent a significant portion of our sales; we are exposed to risks associated with operating internationally.

Approximately 67.7% and 69.9% of our net sales from continuing operations are the result of services and products manufactured in countries outside the United States during the second quarter of fiscal 2006 and 2005, respectively. As a result of our foreign sales and facilities, our operations are subject to a variety of risks and costs that are unique to international operations, including the following:

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

We have been granted tax holidays, subject to some conditions, for our Malaysian site, effective through January 2012, and our Singapore sites, effective through March 2011. These tax holidays are effective for various terms and are subject to some conditions. It is possible that the current tax holidays will be terminated or modified or that future tax holidays that we may seek will not be granted. If the current tax holidays are terminated or modified, or if additional tax holidays are not granted in the future or when our current tax holidays expire, our future effective income tax rate could increase.

We are exposed to general economic conditions, which could have a material adverse impact on our business, operating results and consolidated financial condition.

As a result of the recent economic conditions in the United States and internationally, and reduced capital spending as well as uncertain end-market demand, our sales have been difficult to forecast with accuracy. Though we have seen some recovery in the markets that we serve, if there were to be continued weakness, or any further deterioration in the markets in which we operate or the business or financial condition of our customers, it would have a material adverse impact on our business, operating results and consolidated financial condition. In addition, if the economic conditions in the United States and the other markets we serve worsen, we may experience a material adverse impact on our business, operating results and consolidated financial condition.

Possible fluctuation of operating results from quarter to quarter and factors out of our control could affect the market price of our securities.

Our quarterly earnings and/or stock price may fluctuate in the future due to a number of factors including the following:

•	differences in the profitability of the types of manufacturing services we provide. For example, high velocity and low complexity printed circuit boards and systems assembly services have lower gross profit than low volume/complex printed circuit boards and systems assembly services;

•	our ability to maximize the hours of use of our equipment and facilities is dependent on the duration of the production run time for each job and customer;

•	the amount of automation that we can use in the manufacturing process for cost reduction varies, depending upon the complexity of the product being made;

•	our customers’ demand for our products and their ability to take delivery of our products and make timely payments for delivered products;

•	our ability to optimize the ordering of inventory as to timing and amount to avoid holding inventory in excess of immediate production needs;

•	our ability to offer technologically advanced, cost-effective, quick response manufacturing services;

•	our ability to drive down manufacturing costs in accordance with customer and market requirements is dependent upon our ability to apply Lean Six Sigma operating principles;

•	fluctuations in the availability and pricing of components;

•	timing of expenditures in anticipation of increased sales;

•	cyclicality in our target markets;

•	fluctuations in our market share;

•	fluctuations in currency exchange rates;

•	expenses and disruptions associated with acquisitions and divestitures;

•	announcements of operating results and business conditions by our customers;

•	announcements by our competitors relating to new customers or technological innovation or new services;

•	economic developments in the electronics industry as a whole;

•	credit rating and stock analyst downgrades;

•	our ability to successfully integrate changes to our enterprise resource planning, or ERP, system;

•	political and economic developments in countries in which we have operations; and

•	general market conditions.

If our operating results in the future are below the expectations of securities analysts and investors, the market price of our outstanding securities could be harmed.

If we incur more restructuring-related charges than currently anticipated, our consolidated financial condition and results of operations may suffer.

We incurred approximately $5.6 million of restructuring and impairment costs relating to continuing operations in the second quarter of fiscal 2006 and approximately $43.2 million during the second quarter of fiscal 2005. If our estimates about previous restructuring charges prove to be inadequate, our consolidated financial condition and results of operations may suffer. We continue to evaluate our cost structure relative to future financial results and customer demand. If our estimates about future financial results and customer demand prove to be inadequate, our consolidated financial condition and consolidated results of operations may suffer.

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

We are dependent on certain suppliers, including limited and sole source suppliers, to provide key components used in our products. We have experienced, and may in the future experience, delays in component deliveries, which in turn could cause delays in product shipments and require the redesign of certain products. In addition, if we are unable to procure necessary components under favorable purchase terms, including at favorable prices and with the order lead-times needed for the efficient and profitable operation of our factories, our results of operations could suffer. The electronics industry has experienced in the past, and may experience in the future, shortages in semiconductor devices, including application-specific integrated circuits, DRAM, SRAM, flash memory, certain passive devices such as tantalum capacitors, and other commodities that may be caused by such conditions as overall market demand surges or supplier production capacity constraints. The inability to continue to obtain sufficient components as and when required, or to develop alternative sources as and when required, could cause delays, disruptions or reductions in product shipments or require product redesigns which could damage relationships with current or prospective customers, and increase inventory levels and costs, thereby causing harm to our business.

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

We compete with a number of different contract manufacturers, depending on the type of service we provide or the geographic locale of our operations. This industry is intensely competitive and some of our competitors may have greater manufacturing, financial, R&D and/or marketing resources than we have. In addition, we may not be able to offer prices as low as some of our competitors because those competitors may have lower cost structures as a result of their geographic location or the services they provide, or because such competitors are willing to accept business at lower margins in order to utilize more of their excess capacity. In that event, our net sales would decline. We also expect our competitors to continue to improve the performance of their current products or services, to reduce their current products or service sales prices and to introduce new products or services that may offer greater value-added performance and improved pricing. If we are unable to improve our capabilities substantially, any of these could cause a decline in sales, loss of market acceptance of our products or services and corresponding loss of market share, or profit margin compression. We have experienced instances in which customers have transferred certain portions of their business to competitors in response to more attractive pricing quotations than we have been willing to offer, and there can be no assurance that we will not lose business in the future in response to such competitive pricing or other inducements which may be offered by our competitors.

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

Our worldwide operations could be subject to natural disasters and other business disruptions, which could seriously harm our revenue and financial condition and increase our costs and expenses. We are predominantly self-insured for losses and interruptions caused by earthquakes, power shortages, communications failures, water shortages, tsunamis, floods, typhoons, hurricanes, fires, extreme weather conditions and other natural or manmade disasters.

If we are unable to manage future acquisitions and cost-effectively run our operations, our profitability could be adversely affected.

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

The sale agreements for our divested businesses contain indemnification provisions pursuant to which we may be required to indemnify the buyer of the divested business for liabilities, losses or expenses arising out of breaches of covenants and certain breaches of representations and warranties relating to the condition of the business prior to and at the time of sale. While we believe, based upon the facts presently known to us, that we have made adequate provision for any such potential indemnification obligations, it is possible that other facts may become known in the future which may subject us to claims for additional liabilities or expenses beyond those presently anticipated and provided for. Should any such unexpected liabilities or expenses be of a material amount, our finances could be adversely affected.

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

If our products are subject to warranty or liability claims, our business reputation may be damaged and we may incur significant costs.

We may experience defects in our designs or deficiencies with respect to our manufacturing services. In certain of our manufacturing service contracts, we provide a warranty against such defects or deficiencies. We may be exposed to warranty and/or manufacturers’ liability claims as a result of these defects and/or deficiencies, and some claims may relate to customer product recalls. A successful claim for damages arising as a result of such defects or deficiencies for which we are not insured or where the damages exceed our insurance coverage or any material claim for which insurance coverage is denied or limited and for which indemnification is not available could have a material adverse effect on our business, results of operations and financial condition. A successful claim for such damages, or a product recall conducted by one of our customers, also could have an adverse effect on our business reputation. A claim, regardless of merit, might be time-consuming and expensive to resolve.

Our design and engineering services may result in additional exposure to product liability, intellectual property infringement and other claims.

We are offering more design services, primarily those relating to products that we manufacture for our customers, and we offer design services related to collaborative design manufacturing and turnkey solutions. Providing such services can expose us to different or greater potential liabilities than those we face when providing our regular manufacturing services. With the growth of our design services business, we have increased exposure to potential product liability claims resulting from injuries caused by defects in products we design, as well as potential claims that products we design infringe third-party intellectual property rights. Such claims could subject us to significant liability for damages and, regardless of their merits, could be time-consuming and expensive to resolve. We also may have greater potential exposure from warranty claims, and from product recalls due to problems caused by product design. Costs associated with possible product liability claims, intellectual property infringement claims and product recalls could have a material adverse effect on our results of operations.

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

As of February 28, 2006, we had outstanding foreign exchange forward contracts with a total notional amount of approximately $391.0 million. The change in value of the foreign exchange forward contracts resulting from a hypothetical 10% change in foreign exchange rates would be offset by the remeasurement of the related balance sheet items, the result of which would not be significant.

The primary objective of our investment activities is to preserve principal, while at the same time maximize yields without significantly increasing risk. To achieve this objective, we maintain our portfolio of cash equivalents in a variety of securities, including government and corporate obligations, certificates of deposit and money market funds. As of February 28, 2006, substantially our entire total portfolio was scheduled to mature in less than three months. A hypothetical 10% change in interest rates would not have a material effect on the fair value of our investment portfolios.

Our long-term debt instruments are currently subject to fixed interest rates and the amount of principal to be repaid at maturity is also fixed. Therefore, although we are not currently exposed to variable interest rates related to our long-term debt instruments, we may become exposed if there were to be material borrowings under our credit facility or we take actions such that our other long-term debt instruments become exposed to variable interest rates.

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

We own and lease some contaminated sites (for some of which we have been indemnified by third parties for required remediation), sites for which there is a risk of the presence of contamination, and sites with some levels of contamination for which we may be liable and which may or may not ultimately require any remediation. In addition, we have been and are potentially liable for contamination at sites where we have disposed of hazardous materials. We have obtained environmental insurance to reduce potential environmental liability exposures posed by some of our operations and facilities. We believe, based on our current knowledge, that the cost of any groundwater or soil clean up that may be required at our facilities or at any disposal sites would not materially harm our business, consolidated financial condition and results of operations. Nevertheless, the process of remediating contamination in soil and groundwater at facilities is costly and cannot be estimated with high levels of confidence, and there can be no assurance that the costs of such activities would not harm our business, consolidated financial condition and results of operations in the future.

In general, we are not directly responsible for the compliance of our manufactured products with laws like the Waste Electrical and Electronic Equipment (WEEE) Directive relating to the collection and recycling of certain electronic products and the Restrictions of Hazardous Substances (RoHS) Directive relating to the hazardous materials content of certain electronic products, both adopted by the European Union, as well as similar laws being adopted in other countries (including the United States). These laws generally apply to our OEM customers though OEM customers may require us to certify that our products meet the requirements of the laws. Solectron also may provide compliance-related services with respect to WEEE, RoHS and similar laws to our customers upon request. Failing to have the capability of delivering the products which comply with these present and future environmental laws and regulations could restrict our ability to expand facilities, or could require us to acquire costly equipment or to incur other significant expenses to comply with environmental regulations, and could impair our relations with our customers. Moreover, to the extent we are found non-compliant with any environmental laws and regulations applicable to our activities, we may incur substantial fines and penalties.

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

Our issuer credit rating is “B+” with a positive outlook by Standard & Poor’s and our long-term corporate family rating is “B1” with stable outlook by Moody’s. These credit ratings are subject to change at the discretion of the rating agencies. If our credit ratings were downgraded, it would increase our cost of capital should we borrow under our revolving lines of credit, and it may make it more expensive for us to raise additional capital in the future. Such capital raising may be on terms that may not be acceptable to us or capital may not be available to us at all. Any future adverse rating agency actions with respect to our ratings could have an adverse effect on the market price of our securities, our ability to compete for new business, our cost of capital, and our ability to access capital markets.

Unanticipated changes in our tax rates or in our exposure to additional income tax liabilities could affect our operating results and financial condition.

We are subject to income taxes both in the United States and various foreign jurisdictions. Our effective tax rates could be adversely affected by changes in tax laws and increases in the percentages of our earnings from countries with higher tax rates, as well as other factors. If any of these changes were to occur, our income tax provision, operating results and financial condition could be adversely affected.

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

Changes in internal control over financial reporting.  There were no changes in Solectron’s internal control over financial reporting during the second quarter of fiscal 2006 or in other factors that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Solectron is from time to time involved in various litigation and legal matters, including the one described below.

Solectron has settled the previously reported shareholder class action lawsuit entitled Abrams v. Solectron Corporation et al., Case No. C-03-0986 CRB, filed in the United States District Court for the Northern District of California, on terms not considered to be material to Solectron. Court approval of the settlement terms was obtained on March 3, 2006

Item 2.	Purchases of Equity Securities

On July 22, 2005, Solectron’s board of directors authorized a $250 million stock repurchase program. During the first fiscal quarter of 2006, Solectron repurchased and retired 46.6 million shares of its common stock at an average price of $3.87 for approximately $180.4 million. In October 2005, Solectron completed the stock repurchase program. Solectron repurchased and retired a total of 63.6 million shares for approximately $250.0 million under this program. On November 1, 2005, Solectron announced that the Company’s Board of Directors had approved a new stock repurchase program whereby the Company is authorized to repurchase up to an additional $250 million of the Company’s common stock. Solectron commenced this second $250 million repurchase program at the end of the quarter ended February 28, 2006. However, no repurchase transactions were settled during the quarter.

Item 6.	Exhibits

INDEX TO EXHIBITS

Exhibit
No		Exhibit Description

3	.1*	Certificate of Incorporation of the Registrant, as amended
3	.2**	Amended and Restated Bylaws of the Registrant
3	.3***	Certificate of Designation Rights, Preferences and Privileges of Series A Participating Preferred Stock of the Registrant
4	.1****	Indenture dated February 21, 2006, among Solectron Global Finance LTD, as Issuer, Solectron Corporation, as Guarantor and U.S. Bank National Association, as Trustee

Exhibit
No		Exhibit Description

4	.2****	Form of 8.00% Senior Subordinated Note due 2016 (included in Exhibit 4.1)
4	.3****	Registration Rights Agreement dated February 21, 2006, among Solectron Global Finance LTD, Solectron Corporation and the Initial Purchasers named therein
10.1		Indirect Sourcing Services Agreement dated as of March 16, 2006, by and between Solectron USA, Inc. and International Business Machines Corporation
31.1		Certification of Chief Executive Officer Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002
31.2		Certification of Chief Financial Officer Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002
32.1		Certification of Chief Executive Officer Pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2		Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference from Exhibit 3.1 filed with Registrant’s Form 10-Q for the quarter ended February 28, 2001, Exhibit 3.1 filed with Registrant’s Form 10-Q for the quarter ended February 25, 2000, and Exhibit 3.1 filed with Registrant’s Form 10-Q for the quarter ended February 26, 1999.

**	Incorporated by reference from Exhibit 3.2 filed with Registrant’s Form 10-Q for the quarter ended November 28, 2003.

***	Incorporated by reference from Exhibit 3.3 filed with Registrant’s Annual Report on Form 10-K for the fiscal year ended August 31, 2001.

****	Incorporated by reference from Exhibits 4.1, 4.2 and 4.3 to Registrant’s Form 8-K, filed with the Commission on February 21, 2006.

SOLECTRON CORPORATION

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOLECTRON CORPORATION
(Registrant)

By:	/s/ PAUL J. TUFANO
Paul J. Tufano
Executive Vice President, Chief Financial Officer
(Principal Financial Officer)

By:	/s/ WARREN J. LIGAN
Warren J. Ligan
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)

Date: April 5, 2006

INDEX TO EXHIBITS

Exhibit
No		Exhibit Description

3	.1*	Certificate of Incorporation of the Registrant, as amended
3	.2**	Amended and Restated Bylaws of the Registrant
3	.3***	Certificate of Designation Rights, Preferences and Privileges of Series A Participating Preferred Stock of the Registrant
4	.1****	Indenture dated February 21, 2006, among Solectron Global Finance LTD, as Issuer, Solectron Corporation, as Guarantor and U.S. Bank National Association, as Trustee
4	.2****	Form of 8.00% Senior Subordinated Note due 2016 (included in Exhibit 4.1)
4	.3****	Registration Rights Agreement dated February 21, 2006, among Solectron Global Finance LTD, Solectron Corporation and the Initial Purchasers named therein
10.1		Indirect Sourcing Services Agreement dated as of March 16, 2006, by and between Solectron USA, Inc. and International Business Machines Corporation
31.1		Certification of Chief Executive Officer Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002
31.2		Certification of Chief Financial Officer Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002
32.1		Certification of Chief Executive Officer Pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2		Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference from Exhibit 3.1 filed with Registrant’s Form 10-Q for the quarter ended February 28, 2001, Exhibit 3.1 filed with Registrant’s Form 10-Q for the quarter ended February 25, 2000, and Exhibit 3.1 filed with Registrant’s Form 10-Q for the quarter ended February 26, 1999.

**	Incorporated by reference from Exhibit 3.2 filed with Registrant’s Form 10-Q for the quarter ended November 28, 2003.

***	Incorporated by reference from Exhibit 3.3 filed with Registrant’s Annual Report on Form 10-K for the fiscal year ended August 31, 2001.

****	Incorporated by reference from Exhibits 4.1, 4.2 and 4.3 to Registrant’s Form 8-K, filed with the Commission on February 21, 2006.