Form 10-Q
period 2006-05-26
SOLECTRON CORP
filed 2006-06-30
CIK 835541

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 26, 2006
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

At June 29, 2006, 907,871,779 shares of Common Stock of the Registrant were outstanding (including approximately 20.2 million shares of Solectron Global Services Canada, Inc., which are exchangeable on a one-to-one basis for the Registrant’s common stock)

SOLECTRON CORPORATION

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

SOLECTRON CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	May 31	August 31
	2006	2005
	(In millions)
	(Unaudited)

ASSETS
Current assets:
Cash, cash equivalents and short-term investments*	$1,269.1	$1,722.3
Accounts receivable, net	1,351.1	1,180.7
Inventories	1,480.4	1,108.5
Prepaid expenses and other current assets	273.0	211.4

Total current assets	4,373.6	4,222.9
Property and equipment, net	691.4	666.3
Goodwill	152.4	148.8
Other assets	216.6	219.8

Total assets	$5,434.0	$5,257.8

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$78.9	$165.7
Accounts payable	1,617.8	1,371.2
Accrued employee compensation	167.0	167.0
Accrued expenses and other current liabilities	465.3	509.6

Total current liabilities	2,329.0	2,213.5
Long-term debt	627.5	540.9
Other long-term liabilities	78.4	59.2

Total liabilities	$3,034.9	$2,813.6

Commitments and contingencies
Stockholders’ equity:
Common stock	1.0	1.0
Additional paid-in capital	7,600.9	7,774.1
Accumulated deficit	(5,110.1)	(5,206.5)
Accumulated other comprehensive loss	(92.7)	(124.4)

Total stockholders’ equity	2,399.1	2,444.2

Total liabilities and stockholders’ equity	$5,434.0	$5,257.8

*	Includes $31.4 million and $13.2 million of restricted cash balances as of May 31, 2006 and August 31, 2005, respectively, and $24.7 million and $26.3 million of short term investments as of May 31, 2006 and August 31, 2005, respectively.

See accompanying notes to unaudited condensed consolidated financial statements.

SOLECTRON CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended May 31		Nine Months Ended May 31
	2006	2005	2006	2005
	(In millions, except per share data)
	(Unaudited)

Net sales	$2,702.6	$2,596.0	$7,658.6	$8,042.6
Cost of sales	2,560.4	2,461.4	7,261.8	7,594.6

Gross profit	142.2	134.6	396.8	448.0
Operating expenses:
Selling, general and administrative	112.2	109.7	323.9	310.0
Restructuring and impairment costs	2.6	40.5	9.1	84.4

Operating income (loss)	27.4	(15.6)	63.8	53.6
Interest income	12.3	12.6	36.7	27.5
Interest expense	(7.2)	(17.3)	(20.8)	(50.3)
Other expense — net	(0.8)	(47.8)	(0.8)	(42.0)

Operating income (loss) from continuing operations before income taxes	31.7	(68.1)	78.9	(11.2)
Income tax (benefit) expense	(10.7)	(1.4)	(0.8)	11.1

Income (loss) from continuing operations	42.4	(66.7)	79.7	(22.3)
Discontinued operations:
(Loss) income from discontinued operations	(0.4)	2.6	16.7	15.9
Income tax expense	—	—		1.7

(Loss) income from discontinued operations	(0.4)	2.6	16.7	14.2
Net income (loss)	$42.0	$(64.1)	$96.4	$(8.1)

Basic net income (loss) per share
Continuing operations	$0.05	$(0.07)	$0.09	$(0.02)
Discontinued operations	—	—	0.02	0.01

Basic net income (loss) per share	$0.05	$(0.07)	$0.11	$(0.01)

Diluted net income(loss) per share
Continuing operations	$0.05	$(0.07)	$0.09	$(0.02)
Discontinued operations	—	—	0.02	0.01

Diluted net income (loss) per share	$0.05	$(0.07)	$0.11	$(0.01)

Shares used to compute basic net income (loss) per share	908.1	978.4	916.2	968.4
Shares used to compute diluted net income (loss) per share	909.6	978.4	917.2	968.4

See accompanying notes to unaudited condensed consolidated financial statements.

SOLECTRON CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended		Nine Months Ended
	May 31		May 31
	2006	2005	2006	2005
	(In millions)		(In millions)
	(Unaudited)		(Unaudited)

Net income (loss)	$42.0	$(64.1)	$96.4	$(8.1)
Other comprehensive income (loss):
Foreign currency translation adjustments	22.7	(0.9)	31.7	24.9

Comprehensive income (loss)	$64.7	$(65.0)	$128.1	$16.8

Accumulated unrealized foreign currency translation losses were $82.5 million at May 31, 2006 and $114.2 million at August 31, 2005. Foreign currency translation adjustments consist of adjustments to consolidate subsidiaries that use the local currency as their functional currency and transaction gains and losses related to intercompany dollar-denominated debt that is not expected to be repaid in the foreseeable future.

See accompanying notes to unaudited condensed consolidated financial statements.

SOLECTRON CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended May 31
	2006	2005
		(Revised)
	(In millions)
	(Unaudited)

Cash flows from operating activities:
Net income (loss)	$96.4	$(8.1)
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Earnings from discontinued operations	(16.7)	(14.2)
Depreciation and amortization	130.4	148.2
Impairment of property, equipment and other long-term assets, net	10.3	43.9
Loss on debt retirement	—	52.3
Stock based compensation	16.9	—
Gain on termination of interest rate swap	—	(6.6)
Changes in operating assets and liabilities:
Accounts receivable, net of allowance	(168.2)	259.8
Inventories	(371.7)	268.6
Prepaid expenses and other current assets	(65.6)	25.4
Accounts payable	246.6	(74.3)
Accrued expenses and other current liabilities	16.7	7.8

Net cash (used in) provided by operating activities of continuing operations	(104.9)	702.8
Net cash (used in) operating activities of discontinued operations	(8.2)	(5.9)

Net cash (used in) provided by operating activities	(113.1)	696.9

Cash flows from investing activities:
Sale (purchase) of “available for sale” securities, net	1.6	(28.8)
Change in restricted cash and cash equivalents	(18.2)	2.3
Settlement of receivable related to synthetic lease	—	19.9
Capital expenditures	(155.6)	(102.0)
Acquisitions, net of cash acquired	(5.7)	—
Proceeds from sale of investment	—	16.0
Proceeds from sale of property and equipment	8.4	10.2
Receipts from discontinued operations	8.9	7.1

Net cash used in investing activities of continuing operations	(160.6)	(75.3)
Net cash provided by investing activities of discontinued operations	17.1	13.0

Net cash used in investing activities	(143.5)	(62.3)

Cash flows from financing activities of continuing operations:
Net repayment of bank lines of credit and other debt arrangements	(1.4)	(23.3)
Proceeds from issuance of debt, net	147.4	—
Payments made to redeem ACES and Senior Notes	(150.0)	(544.7)
Common stock repurchase	(205.7)	(1.4)
Proceeds from termination of swap	—	(8.2)
Net proceeds from issuance of common stock	—	72.5
Net proceeds from stock issued under option and employee purchase plans	5.4	—

Net cash used in financing activities of continuing operations	(204.3)	(505.1)
Net cash used in financing activities of discontinued operations	(8.9)	(7.1)

Net cash used in financing activities	(213.2)	(512.2)

Effect of exchange rate changes on cash and cash equivalents	—	7.2
Net (decrease) increase in cash and cash equivalents	(469.8)	129.6
Cash and cash equivalents of continuing operations at beginning of period	1,682.8	1,412.7
Cash and cash equivalents of discontinuing operations at beginning of period	—	—

Total cash and cash equivalents at beginning of period	1,682.8	1,412.7
Cash and cash equivalents continuing operations at end of period	$1,213.0	$1,542.3
Cash and cash equivalents discontinued operations at end of period	—	—

Total cash and cash equivalents at end of period	$1,213.0	$1,542.3

See accompanying notes to unaudited condensed consolidated financial statements.

SOLECTRON CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
(Unaudited)

NOTE 1 — Basis of Presentation and Recent Accounting Pronouncements

Basis of Presentation

The accompanying financial data as of May 31, 2006 and for the three and nine months ended May 31, 2006 and 2005 has been prepared by the management of Solectron, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The August 31, 2005 condensed consolidated balance sheet was derived from audited consolidated financial statements, but does not include all disclosures required by generally accepted accounting principles. However, the management of Solectron believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in Solectron’s Annual Report on Form 10-K for the fiscal year ended August 31, 2005.

Solectron’s third quarters of fiscal 2006 and 2005 ended on May 26, 2006 and May 27, 2005, respectively. Solectron’s fiscal year 2005 ended on August 26, 2005. For clarity of presentation, Solectron has indicated its third quarter as having ended on May 31 and its fiscal year as having ended on August 31.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair consolidated statement of financial position as of May 31, 2006, the results of operations and comprehensive income for the three and nine months ended May 31, 2006 and 2005 and cash flows for the nine months ended May 31, 2006 and 2005 have been made. The consolidated results of operations for the three and nine months ended May 31, 2006 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

Research and Development Expenses

Selling, general and administrative expense includes $6.2 million and $21.9 million of research and development expenses for the three and nine months ended May 31, 2006, respectively, and $8.6 million and $23.8 million for the three and nine months ended May 31, 2005, respectively.

Restricted Cash

During the first quarter of fiscal 2006, Solectron elected to put in place a line of credit for the issuance of standby letters of credit. The letters of credit are principally related to self-insurance for workers compensation liability coverage. These standby letters of credit were previously issued under Solectron’s revolving credit facility. Solectron opted to post cash collateral totaling 105% of the standby letter of credit balances in order to reduce annual issuance commissions of the standby letters of credit. Total cash collateral of $18.2 million at May 31, 2006, is classified as restricted cash and cash equivalents in the condensed consolidated balance sheets. Solectron also has $13.2 million of restricted cash in connection with its synthetic leases. See also Note 8 — “Commitments and Contingencies” for a discussion of these synthetic leases.

SOLECTRON CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

Recent Accounting Pronouncements

In March 2005, the FASB issued FIN 47, “Accounting for Conditional Asset Retirement Obligations,” as an interpretation of FASB Statement No. 143, “Accounting for Asset Retirement Obligations” (FASB No. 143). This interpretation clarifies that the term conditional asset retirement obligation as used in FASB No. 143, refers to a legal obligation to perform an asset retirement activity in which the timing or method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing or method of settlement. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. This interpretation also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. The Company is currently assessing the impact of the adoption of FIN 47.

Reclassifications

Certain amounts from prior periods have been reclassified to conform to the current period presentation.

NOTE 2 — Revision of Statement of Cash Flows

Solectron has revised its statements of cash flows for the nine months ended May 31, 2006 and May 31, 2005, respectively, to present cash flows related to discontinued operations consistent with the requirements of Financial Accounting Standards Board (“FASB”) Statement No. 95, “Statement of Cash Flows”. This revision includes beginning the indirect method of determining cash flows from operating activities with net income (loss) rather than net income (loss) from continuing operations. In addition, the operating, financing and investing cash flows of discontinued operations have been separately presented within the body of the statements of cash flows which in prior periods were reported on a consolidated basis as a single amount. Solectron intends to utilize this revised presentation in all future annual and quarterly filings. The following table presents revised summary cash flow information for each of the three most recently completed fiscal years.

	Years Ended August 31
	2005	2004	2003
	(Revised)	(Revised)	(Revised)
	(In millions)

Cash flows from operating activities:
Net income (loss)	$3.4	$(177.4)	$(3,452.6)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
(Earnings) loss from discontinued operations	(13.9)	(85.0)	443.7
Depreciation and amortization	193.3	276.3	330.3
Loss (gain) on retirement of debt and interest rate swaps	45.6	72.1	(39.4)
Deferred tax charge (benefit)	11.9	(12.0)	528.9
Impairment of goodwill and intangible assets	—	47.5	1,792.0
Loss on disposal and impairment of property and equipment, net	46.6	60.2	157.5
Other	—	—	(5.2)

SOLECTRON CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

	Years Ended August 31
	2005	2004	2003
	(Revised)	(Revised)	(Revised)
	(In millions)

Changes in operating assets and liabilities:
Accounts receivable, net of allowance	362.9	(144.3)	123.4
Inventories	348.5	(134.1)	420.4
Prepaid expenses and other assets	11.0	6.8	106.9
Accounts payable	(53.6)	150.3	(132.0)
Accrued expenses and other current liabilities	(8.4)	(69.0)	7.1

Net cash provided by (used in) operating activities of continuing operations	947.3	(8.6)	281.0
Net cash provided by operating activities of discontinued operations	22.4	2.9	109.4

Net cash provided by (used in) operating activities	969.7	(5.7)	390.4

Cash flows from investing activities:
Change in restricted cash and cash equivalents	4.3	44.5	169.8
Sales and maturities of short-term investments	2.5	27.5	252.5
Purchases of short-term investments	(28.8)	—	(56.1)
Settlement of loan receivable related to synthetic lease	31.4	—	—
Acquisitions, net of cash acquired	(42.2)	—	(49.3)
Divestitures	—	—	—
Capital expenditures	(150.4)	(149.6)	(124.6)
Proceeds from sale of property and equipment	32.1	68.9	60.1
Dispositions and receipts from discontinued operations	38.9	505.6	84.1
Supply agreement and other	—	0.2	48.3

Net cash (used in) provided by investing activities of continuing operations	(112.2)	497.1	384.8
Net cash provided by (used in) investing activities of discontinued operations	16.5	466.3	(112.2)

Net cash (used in) provided by investing activities	(95.7)	963.4	272.6

Cash flows from financing activities:
Proceeds used for ACES early settlement	—	(63.3)	—
Net repayment of bank lines of credit and other debt arrangements	(23.8)	(50.5)	(85.0)
Proceeds from issuance of ACES and Senior Notes	—	436.5	—
Payments made to redeem ACES and Senior Notes	(544.7)	—	—
Net (costs) proceeds to settle interest rate swap	(8.2)	6.0	—
Repurchase of LYONS	—	(950.2)	(967.5)
Common stock repurchase	(71.0)	—	—
Net proceeds from issuance of common stock	77.7	111.1	7.8

SOLECTRON CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

	Years Ended August 31
	2005	2004	2003
	(Revised)	(Revised)	(Revised)
	(In millions)

Other	—	—	28.4

Net cash used in financing activities of continuing operations	(570.0)	(510.4)	(1,016.3)
Net cash used in financing activities of discontinued operations	(38.9)	(507.4)	(6.3)

Net cash used in financing activities	(608.9)	(1,017.8)	(1,022.6)

Effect of exchange rate changes on cash and cash equivalents	5.0	14.7	35.8
Net increase (decrease) in cash and cash equivalents	270.1	(45.4)	(323.8)
Cash and cash equivalents of continuing operations at beginning of period	1,412.7	1,425.3	1,742.9
Cash and cash equivalents of discontinued operations at beginning of period	—	32.8	39.0

Total cash and cash equivalents at beginning of period	1,412.7	1,458.1	1,781.9

Cash and cash equivalents of continuing operations at end of period	1,682.8	1,412.7	1,425.3
Cash and cash equivalents of discontinued operations at end of period	—	—	32.8

Total cash and cash equivalents at end of period	$1,682.8	$1,412.7	$1,458.1

SUPPLEMENTAL DISCLOSURES
Cash paid (received) during the period:
Income taxes	$14.7	$6.6	$(199.6)
Interest	$59.0	$100.8	$133.4
Non-cash investing and financing activities:
Early settlement of ACES for stock	$—	$1,006.6	$—
Accrued stock repurchase	$11.2	$—	$—

NOTE 3 — Stock-Based Compensation

Effective September 1, 2005, Solectron began recording compensation expense associated with stock options and other forms of equity compensation in accordance with Statement of Financial Accounting Standards No. 123-R, Share-Based Payment, (“SFAS 123R”) as interpreted by SEC Staff Accounting Bulletin No. 107. Prior to September 1, 2005, the Company accounted for stock options according to the provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, and therefore no related compensation expense was recorded for awards granted with no intrinsic value. Solectron adopted the modified prospective transition method provided for under SFAS 123R, and consequently has not retroactively adjusted results from prior periods. Under this transition method, compensation cost associated with stock options now includes 1) quarterly amortization related to the remaining unvested portion of all stock option awards granted prior to September 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123; and 2) quarterly amortization related to all stock option awards granted subsequent to September 1, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. In addition, Solectron records expense over the offering period and the vesting term, respectively, in connection with 1) shares issued under its employee stock purchase plan and 2) restricted stock and discounted stock options. The compensation expense for stock based compensation awards includes an estimate for forfeitures and is recognized over the expected term of the options using the straight-line method. As a result of the adoption of SFAS 123R, Solectron’s earnings from continuing operations before income taxes, earnings from continuing

SOLECTRON CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

operations, and net earnings for the three-month and nine-month period ended May 31, 2006, were $4.1 million and $11.7 million lower, respectively, than they would have otherwise been under Solectron’s previous accounting method for share-based compensation. Prior to adoption of SFAS 123R, benefits of tax deductions in excess of recognized compensation costs were reported as operating cash flows. SFAS 123R requires that they be recorded as a financing cash inflow rather than as a reduction of taxes paid. For the quarter ended May 31, 2006, no excess tax benefits were generated from option exercises. The Company evaluated the need to record a cumulative effect adjustment for estimated forfeitures upon the adoption of SFAS 123R and determined the amount to be immaterial. The Company is in the process of computing the excess tax benefits in additional paid-in capital as of the date of adoption of SFAS 123R. This analysis is not expected to result in a material change to Solectron’s financial statements.

Total stock compensation expense for the three months ended May 31, 2006, of $6.7 million was included in cost of sales and selling, general and administrative expense in the amounts of $1.5 million and $5.2 million, respectively. Total stock compensation expense for the nine months ended May 31, 2006, of $16.9 million was included in cost of sales and selling, general and administrative expense in the amounts of $5.1 million and $11.8 million, respectively. Total stock compensation expense for the three months and nine months ended May 31, 2005, of $3.1 million and $4.6 million, respectively, was included in selling, general, and administrative expense.

For stock options granted prior to the adoption of SFAS 123R, if compensation expense for the Company’s various stock option plans had been determined based upon estimated fair values at the grant dates in accordance with SFAS 123, the Company’s pro forma net income (loss), and basic and diluted income (loss) per share would have been as follows:

	Three Months Ended	Nine Months Ended
	May 31, 2005	May 31, 2005

Net income (loss):
As reported	$(64.1)	$(8.1)
Fair value-based expense, net of tax	$(3.1)	$(55.4)

Pro forma	$(67.2)	$(63.5)

Net income (loss) per common share:
Basic
As reported	$(0.07)	$(0.01)
Pro Forma	$(0.07)	$(0.07)
Diluted
As reported	$(0.07)	$(0.01)
Pro Forma	$(0.07)	$(0.07)

Stock Options

Solectron’s stock option plans provide for grants of options to employees to purchase common stock at the fair market value of such shares on the grant date. The options vest monthly over a four-year period beginning on the grant date. The term of the options is seven years for options granted between January 12, 1994 and September 20, 2001, and ten years for options granted thereafter. Options assumed under past acquisitions generally vest over periods ranging from immediately to five years from the original grant date and have terms ranging from two to ten years. Solectron’s 2002 stock option plan, as amended, also provides for grants of discounted stock options at a price below the market value on the day of the stock option grant.

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

			Nine Months Ended
	Three Months Ended May 31		May 31
Stock Options	2006	2005	2006	2005

Expected volatility	59%	66%	52% - 59%	66% - 70%
Dividend yield	zero	zero	zero	zero
Expected life of options	4.4 years	4.4 years	4.3 yrs - 4.9 yrs	3.9 yrs - 4.4 yrs
Risk-free rate	4.90%	3.92%	4.26% - 4.91%	3.31% - 3.92%

	Three Months Ended		Nine Months Ended
	May 31		May 31
Employee Stock Purchase Plan	2006	2005	2006	2005

Weighted-average volatility	30%	43%	30% - 44%	39% - 43%
Dividend yield	zero	zero	zero	zero
Expected life of purchase right	6 - 12 months	6 - 12 months	6 - 12 months	6 -12 months
Risk-free rate	4.43%	3.13%	3.94% - 4.43%	2.32% - 3.13%

SOLECTRON CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

The Company has recorded $3.4 million and $9.3 million of compensation expenses relative to stock options (other than discounted stock options) for the three-month and nine-month periods ended May 31, 2006 in accordance with SFAS 123R. As of May 31, 2006, there was $18.7 million of total unrecognized compensation costs related to stock options. These costs are expected to be recognized over a weighted average period of 1.35 years. A summary of stock option activity under the plans for the three-months and nine-months ended May 31, 2006 is presented as follows:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Shares	Exercise Price	Term (Years)	Value
	(In millions)			(In millions)

Balance, September 1, 2005	50.9	$9.75
Granted	1.1	$3.77
Cancelled	(2.8)	$10.60

Balance, November 30, 2005	49.2	$9.57	6.86

Exercisable, November 30, 2005	37.5	$11.34	6.21
Balance, November 30, 2005	49.2	$9.57	6.86
Granted	1.1	$3.74
Cancelled	(2.3)	$10.18

Balance, February 28, 2006	48.0	$9.41	6.67	$0.70

Exercisable, February 28, 2006	36.8	$11.09	6.02	$0.60
Balance, February 28, 2006	48.0	$9.41	6.67	$0.70
Granted	0.5	$4.02
Exercised	(0.2)	$3.55
Cancelled	(2.6)	$12.24

Balance, May 31, 2006	45.7	$9.21	6.50	$0.60

Exercisable, May 31, 2006	35.8	$10.70	5.88	$0.51

The weighted-average fair value of stock options granted during the three months and nine months ended May 31, 2006, was $2.08 and $1.92, respectively. The total intrinsic value of stock options exercised during the three months and nine months ended May 31, 2006, was $0.55 million and $0.58 million, respectively.

At May 31, 2006, an aggregate of 62.8 million shares were authorized for future issuance under our stock plans, which cover stock options, Employee Stock Purchase Plans, Restricted Stock Awards and Discounted Stock Options. A total of 51.9 million shares of common stock were available for grant under Solectron’s stock option plans as of May 31, 2006. Awards that expire or are cancelled without delivery of shares generally become available for issuance under the plans.

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

Employee Stock Purchase Plan

Under Solectron’s Employee Stock Purchase Plan, employees meeting specific employment qualifications are eligible to participate and can purchase shares semi-annually through payroll deductions at the lower of 85% of the

SOLECTRON CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

fair market value of the stock at the commencement or end of the offering period. The Purchase Plan permits eligible employees to purchase common stock through payroll deductions for up to 10% of qualified compensation. We have treated the Employee Stock Purchase Plan as a compensatory plan. The Company has recorded compensation expense relative to the Purchase Plan in the three-month and nine-month periods ended May 31, 2006 of $0.7 million and $2.4 million, respectively.

Restricted Stock Awards and Discounted Stock Options

During fiscal 2003, Solectron issued restricted stock awards of 1.4 million shares of common stock to certain eligible executives at a purchase price of $0.001 per share. These restricted shares were not issued pursuant to Solectron’s stock option plans. These restricted shares are not transferable until fully vested and are subject to the Company Repurchase Option for all unvested shares upon certain early termination events and also subject to accelerated vesting in certain circumstances. Compensation expense computed under the fair value method for the three and nine months ended May 31, 2006, is being amortized over the vesting period and was $0.6 million and $0.8 million, respectively. Compensation expense computed under the intrinsic value method for the three and nine months ended May 31, 2005, is being amortized over the vesting period and was $0.1 million and $1.1 million, respectively.

During fiscal 2005 and 2004, Solectron issued discounted stock options under its 2002 stock option plan of 1.5 million and 0.7 million shares, respectively, to certain eligible executives and employees at a price below the market value on the day of the stock option grant. During the nine month period ended May 31, 2006, an additional 4.4 million discounted options were granted to certain eligible employees. Compensation expense under the fair value method for the three months and nine months ended May 31, 2006, is being amortized over the vesting period and was $2.0 million and $4.4 million, respectively. Compensation expense under the intrinsic value method for the three months and nine months ended May 31, 2005, was $0.2 million and $0.7 million, respectively. For compensation expense purposes, the intrinsic value of restricted stock awards and discounted stock options equals the fair market value of these awards.

The weighted-average fair value of the discounted stock options granted in the three-month and nine-month periods ended May 31, 2006 was $4.01 and $3.84, respectively. At May 31, 2006, unrecognized costs related to restricted stock awards and discounted stock options totaled approximately $17.0 million and is expected to be recognized over a weighted average period of 2.6 years. The total fair value of restricted stock and discounted stock options vested was $1.0 million during the three months and nine months ended May 31, 2006.

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

NOTE 4 — Stock Repurchase

On November 1, 2005, Solectron’s Board of Directors approved a stock repurchase program whereby the Company is authorized to repurchase up to $250 million of the Company’s common stock. Solectron commenced this $250 million repurchase program at the end of the quarter ended February 28, 2006. As of May 31, 2006, Solectron has repurchased and retired 6.9 million shares of its common stock under this plan at an average price of $3.83 for approximately $26.5 million.

NOTE 5 — Inventories

Inventories related to continuing operations as of May 31, 2006 and August 31, 2005, consisted of the following (in millions):

	May 31	August 31
	2006	2005

Raw materials	$1,125.9	$771.0
Work-in-process	187.3	152.8
Finished goods	167.2	184.7

Total	$1,480.4	$1,108.5

SOLECTRON CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

NOTE 6 — Accounts Receivable, Net

Accounts receivable, net related to continuing operations as of May 31, 2006 and August 31, 2005 consisted of the following (in millions):

	May 31	August 31
	2006	2005

Accounts Receivable	$1,365.9	$1,203.0
Less: Allowance for doubtful accounts	14.8	22.3

Accounts Receivable, net	$1,351.1	$1,180.7

NOTE 7 — Property and Equipment, Net

Property and equipment, net related to continuing operations as of May 31, 2006 and August 31, 2005 consisted of the following (in millions):

	May 31	August 31
	2006	2005

Original Cost	$1,885.5	$1,818.3
Less: Accumulated depreciation	1,194.1	1,152.0

Total	$691.4	$666.3

NOTE 8 — Commitments and Contingencies

Synthetic Leases

Solectron has synthetic lease agreements relating to three manufacturing sites. The synthetic leases have expiration dates in August 2007. At the end of the lease terms, Solectron has an option, subject to certain conditions, to purchase or to cause a third party to purchase the facilities subject to the synthetic leases for the “Termination Value,” which approximates the lessor’s original cost for each facility, or may market the property to a third party at a different price. Solectron is entitled to any proceeds from a sale of the properties to third parties in excess of the Termination Value and is liable to the lessor for any shortfall not to exceed 85% of the Termination Value. Solectron has provided loans to the lessor equaling approximately 85% of the Termination Value for each synthetic lease. These loans are repayable solely from the sale of the properties to third parties in the future, are subordinated to the amounts payable to the lessor at the end of the synthetic leases, and may be credited against the Termination Values payable if Solectron purchases the properties. The approximate aggregate Termination Values and loan amounts were $87.7 million and $74.5 million, respectively, as of May 31, 2006.

In addition, cash collateral of $13.2 million, an amount equal to the difference between the aggregate Termination Values and the loan amounts, is pledged as collateral. Each synthetic lease agreement contains various affirmative covenants. A default under a lease, including violation of these covenants, may accelerate the termination date of the arrangement. Solectron was in compliance with all applicable covenants as of May 31, 2006. Monthly lease payments are generally based on the Termination Value and 30-day LIBOR index (5.0225% as of May 31, 2006) plus an interest-rate margin, which may vary depending upon Solectron’s Moody’s Investors’ Services and Standard and Poor’s ratings, and are allocated between the lessor and Solectron based on the proportion of the loan amount to the Termination Value for each synthetic lease.

During fiscal 2004, Solectron determined that it is probable that the expected fair value of the properties under the synthetic lease agreements will be less than the Termination Value at the end of the lease terms by approximately $13.5 million. The $13.5 million is being accreted over the remaining lease terms. As of May 31, 2006, Solectron had accreted $8.3 million.

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

Future Minimum Lease Obligations

Future minimum payments for operating lease obligations related to facilities in use, including the synthetic leases discussed above, are as follows (in millions):

	Payments Due by Period (as of May 31, 2006)
		Short-
	Total	Term	FY07	FY08	FY09	FY10	FY11	Thereafter
	(In millions)

Operating lease	$138.0	$28.1	$18.5	$19.8	$17.3	$15.0	$12.6	$26.7

Legal Proceedings

Solectron is from time to time involved in various litigation and legal matters incidental to the normal course of its business. Management believes that the final resolution of these matters will not have a material adverse effect on the Company’s consolidated financial position, cash flows, or results of operations. By describing any particular matter, Solectron does not intend to imply that it or its legal advisors have concluded or believe that the outcome of any of those particular matters is or is not likely to have a material adverse impact upon Solectron’s consolidated financial position, cash flows or results of operations.

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

SOLECTRON CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

Geographic net sales are attributable to the country in which the product is manufactured. Geographic information for continuing operations as of and for the periods presented is as follows (in millions):

	Three Months Ended		Nine Months Ended
	May 31		May 31
	2006	2005	2006	2005

Geographic net sales:
United States	$787.4	$713.7	$2,392.5	$2,328.9
Other North and Latin America	403.9	420.8	1,147.6	1,342.5
Europe	306.6	354.5	909.3	1,169.8
Malaysia	568.7	559.4	1,580.8	1,510.6
China	398.2	311.3	936.8	1,000.9
Other Asia Pacific	237.8	236.3	691.6	689.9

	$2,702.6	$2,596.0	$7,658.6	$8,042.6

	May 31	August 31
	2006	2005

Long-lived assets:
United States	$295.3	$314.3
Other North and Latin America	171.1	165.7
Europe	139.9	138.0
Asia Pacific	300.0	275.8

	$906.3	$893.8

Certain customers accounted for 10% or more of our net sales. The following table includes these customers and the percentage of net sales attributed to them:

	Three Months Ended			Nine Months Ended
	May 31			May 31
	2006		2005	2006	2005

Cisco Systems	16.3%		13.8%	17.1%	15.0%
Nortel Networks		***	11.3%	10.3%	10.8%

***	Less than 10%

Solectron has concentrations of credit risk due to sales to the customers listed above as well as to Solectron’s other significant customers. No customer accounted for 10% or more of total accounts receivable at May 31, 2006.

NOTE 10 — Long-Term Debt

8.00% Senior Subordinated Notes due 2016

On February 14, 2006, Solectron’s wholly owned subsidiary Solectron Global Finance Ltd (“Solectron Global Finance”) issued $150 million of senior subordinated notes to qualified institutional buyers in reliance on Rule 144A under the Securities Act. The notes are unconditionally guaranteed by Solectron on a senior subordinated basis, and will mature on March 15, 2016, and bear interest at the rate of 8% annually. Cash interest payments on the notes will be made semiannually in arrears on March 15 and September 15 of each year, beginning on September 15, 2006. The notes will be redeemable, in whole or in part, at any time on or after March 15, 2011 at specified redemption prices plus accrued and unpaid interest. Prior to March 15, 2011, subject to certain outstanding principal amount and redemption timing conditions, Solectron Global Finance will have the option to redeem the notes, in whole or in

SOLECTRON CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

part at a price equal to the greater of 100% or the make-whole premium plus accrued and unpaid interest. In addition, subject to certain conditions, prior to March 15, 2009, Solectron Global Finance or Solectron may redeem up to 35% of the aggregate principal amount of notes with the net proceeds of a public common stock offering by Solectron at a redemption price of 108% of the principal amount of the notes, plus any accrued and unpaid interest to the redemption date. Solectron used the net proceeds from the offering, together with cash on hand, to repay its 7.375% Senior Notes on March 1, 2006. Pursuant to a Registration Rights Agreement, Solectron Global Finance and Solectron have agreed to register the notes under the Securities Act of 1933, as amended within a specified time or pay additional amounts to the holders of the notes.

7.375% Senior Notes

In February 1996, Solectron issued $150 million aggregate principal amount of unsubordinated notes. These notes are in denominations and have a maturity value of $1,000 each and were due on March 1, 2006. Interest is payable semiannually at a rate of 7.375% per annum. These notes were redeemed at maturity on March 1, 2006.

0.5% Convertible Senior Notes due 2034

On February 17, 2004, Solectron issued $450 million of convertible senior notes (the “Original Notes”), to qualified institutional buyers in reliance on Rule 144A under the Securities Act. The Original Notes are unsecured and unsubordinated indebtedness of Solectron and will mature on February 15, 2034.

On February 10, 2005, Solectron completed an exchange offer with respect to the Original Notes for an equal amount of its newly issued 0.5% convertible senior notes, Series B due 2034 (the “New Notes”) and cash. Solectron accepted for exchange $447.3 million aggregate principal amount of outstanding notes, representing approximately 99.4% of the total outstanding notes. Upon conversion of the New Notes, Solectron will deliver $1,000 in cash for the principal amount, and at its election, either common stock or cash, for the conversion value above the principal amount. Holders electing to convert upon a change of control, prior to February 15, 2011, unless the consideration consists of at least 90% in the form of listed shares (excluding cash payments for fractional shares and cash payments made pursuant to dissenters’ appraisal rights), shall be eligible for an increase in the conversion rate in accordance with the terms of the New Notes.

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

After the exchange offer was complete, there were approximately $2.7 million aggregate principal amount of Original Notes outstanding. Interest on both the Original Notes and the New Notes (together, the “convertible notes”) will be paid on February 15 and on August 15 of each year. The conversion rate for the convertible notes is 103.4468 per $1,000 principal amount. As of May 31, 2006, the aggregate carrying amount of the convertible notes of $450.0 million was classified as long-term debt.

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

As of May 31, 2006, the 7.97% subordinated debentures due November 2006 had a carrying value of $64.3 million and were classified as short-term debt.

Liquid Yield Option Notes (LYONstm)

On May 31, 2006, Solectron had $8.3 million aggregate accreted value of LYONstm outstanding with an interest rate of 2.75%. These notes are unsecured and unsubordinated indebtedness of Solectron. Solectron will pay no interest prior to maturity. Each note has a yield of 2.75% with a maturity value of $1,000 on May 8, 2020. Each note is convertible at any time by the holder to common shares at a conversion rate of 12.3309 shares per note. Holders will be able to require Solectron to purchase all or a portion of their notes on May 8, 2010, at a price of $761.00 per note. Solectron, at its option, may redeem all or a portion of the notes at any time on or after May 20, 2004. As of May 31, 2006, the accreted value of the 2.75% LYONstm is classified as long-term debt.

On May 31, 2006, Solectron had $1.1 million aggregate accreted value of LYONstm outstanding with an interest rate of 3.25%. These notes are unsecured and unsubordinated indebtedness of Solectron. Solectron will pay no interest prior to maturity. Each note has a yield of 3.25% with a maturity value of $1,000 on November 20, 2020. Each note is convertible at any time by the holder to common shares at a conversion rate of 11.7862 shares per note. Holders will be able to require Solectron to purchase all or a portion of their notes on November 20, 2010, at a price of $724.42 per note. Solectron, at its option, may redeem all or a portion of the notes at any time on or after May 20, 2004. As of May 31, 2006, the accreted value of the 3.25% LYONstm is classified as long-term debt.

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

As of May 31, 2006, Solectron had outstanding foreign exchange forward contracts with a total notional amount of approximately $364.8 million.

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

SOLECTRON CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

NOTE 12 — Goodwill and Intangible Assets

Goodwill information is as follows (in millions):

Goodwill

Balance at August 31, 2005	$148.8
Additions/adjustments	3.6

Balance at May 31, 2006	$152.4

Solectron’s intangible assets are classified as other assets on the condensed consolidated balance sheets and categorized into three main classes: supply agreements, intellectual property and contractual and non-contractual customer relationships obtained in asset purchases or business combinations. The following table summarizes the intangible asset balance at May 31, 2006 and August 31, 2005 (in millions):

		Intellectual	Customer
	Supply	Property	Relationships
	Agreements	Agreements	and Other	Total

May 31, 2006
Gross amount	$89.0	$56.2	$101.1	$246.3
Accumulated amortization	(86.0)	(52.6)	(90.3)	(228.9)

Carrying value	$3.0	$3.6	$10.8	$17.4

August 31, 2005
Gross amount	$91.9	$61.0	$98.9	$251.8
Accumulated amortization	(86.7)	(56.2)	(84.1)	(227.0)

Carrying value	$5.2	$4.8	$14.8	$24.8

During the nine months ended May 31, 2006, Solectron recorded a $2.4 million impairment of an intangible asset in connection with the termination of a customer relationship for which an intangible asset had been established. A $0.5 million gain on sale of fully depreciated equipment to this former customer has been reported as a component of restructuring and impairment costs

Amortization expense for the three months and nine months ended May 31, 2006 was approximately $1.0 million and $5.0 million, respectively. Annual amortization expense for these intangibles over the next five years would be approximately $4.8 million, $4.4 million, $4.0 million, $3.0 million and $1.3 million.

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

SOLECTRON CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

The results from discontinued operations were as follows (in millions):

	Three Months Ended		Nine Months Ended
	May 31		May 31
	2006	2005	2006	2005

Net sales	$—	$—	$—	$15.2
Cost of sales	—	—	—	14.1

Gross profit	—	—	—	1.1
Operating expense (income) — net	0.4	(2.6)	(7.8)	(13.9)

Operating (loss) income	(0.4)	2.6	7.8	15.0
Interest income — net	—	—	—	—
Other income — net	—	—	8.9	0.9

(Loss) income before income taxes	(0.4)	2.6	16.7	15.9
Income tax expense	—	—	—	1.7

(Loss) income from discontinued operations, net of tax	$(0.4)	$2.6	$16.7	$14.2

During fiscal 2004, Solectron completed the sale of six of its discontinued operations. During the first quarter of fiscal 2005, Solectron completed the sale of its MicroTechnology division, the final discontinued operation, for cash proceeds of $30.0 million resulting in a $10.1 million pre-tax gain which is included in operating income — net for the quarter ended November 30, 2004. As a result of this disposition, Solectron transferred approximately $28.3 million from accumulated foreign currency translation gains, included in accumulated other comprehensive losses within Stockholder’s Equity and recognized that amount as part of the pre-tax gain. The sale agreement for this divesture provided for a possible adjustment to the proceeds and gain based upon final settlement of Microtechnology’s working capital at closing. During the second quarter of fiscal 2006, the working capital adjustment pursuant to the sale agreement was resolved, resulting in a gain of $9.4 million.

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

The sale agreements for the divestitures contain certain indemnification provisions pursuant to which Solectron may be required to indemnify the buyer of the divested business for a limited period subsequent to the completion of the sale for liabilities, losses, or expenses arising out of breaches of covenants and certain breaches of representations and warranties relating to the condition of the business prior to and at the time of sale. As of May 31, 2006, most of these indemnification provisions have expired and Solectron is contingently liable, in aggregate, until the end of fiscal 2006 for up to $21 million under such indemnification obligations. As of May 31, 2006, there were no significant liabilities recorded under these indemnification obligations. Additionally, Solectron may be required to indemnify a buyer for environmental remediation costs until 2011, such indemnification not to exceed $13 million. Solectron maintains an insurance policy to cover environmental remediation liabilities in

SOLECTRON CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

excess of reserves previously established upon the acquisition of these properties. Solectron did not record any environmental charges upon disposition of these properties.

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

Overview of Restructuring Plans

Fiscal Year 2005 Restructuring Plan

During fiscal year 2005, in response to a decline in revenues from fiscal year 2004 levels, we reviewed our cost structure and geographic footprint and determined that cost savings could be realized by moving certain activities from high-cost facilities in Europe and North America to facilities in low cost geographies. During Fiscal 2006, the Company had lowered its total anticipated restructuring costs for the 2005 restructuring plan from $80-$95 million to $55-$65 million. The original anticipated costs were based on the occurrence of certain future events. Due to non-occurrence of some events and changes in business conditions, the Company has lowered its total anticipated costs. However, for the restructuring items that were executed, the Company expects cost savings to be in line with the original estimates. This restructuring plan as amended will result in restructuring charges of approximately $55 million to $65 million, and includes the following measures:

•	Closing our facilities in Hillsboro, Oregon; Winnipeg, Canada; Lincoln, California; Turnhout, Belgium; and Munich, Germany.

SOLECTRON CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

•	Eliminating approximately 2,500 positions at (1) the facilities being closed; (2) our facilities in Bordeaux, France; Dunfermline, Scotland; Guadalajara, Mexico; Jaguariuna, Brazil; and other facilities; and (3) within our material procurement and sales organizations in Europe and North America. These actions included the elimination of certain positions, the migration of certain functional activities to facilities in lower cost geographies and the outsourcing of certain activities.

•	Impair certain long-lived assets (primarily building and leasehold improvement) in connection with the facilities being vacated and equipment made obsolete to the extent that we would be unable to recover their carrying value upon sales to third parties.

Cumulative restructuring costs recorded under this plan as of May 31, 2006 were $57.4 million. As of May 31, 2006, we have reduced our workforce by 2,300 personnel in connection with this plan and expect to reduce headcount by an additional 200 personnel prior to the completion of this plan. We expect to substantially complete this restructuring plan by the end of 2006.

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

This plan was expected to result in total restructuring charges of $20.0 million. Through May 31, 2006, Solectron had recorded restructuring charges of approximately $24.7 million related to this plan. This amount consisted of $10.0 million of severance charges, $10.2 million relating to the impairment of certain long-lived assets, and $4.5 million of facility lease obligation and other expenses. For the three month period ended May 31, 2006, we released $1.2 million of severance accruals no longer required. This restructuring plan is substantially complete. The remaining accrual balance of $2.5 million as of May 31, 2006 is primarily related to an ongoing facility lease obligation. The facility lease obligation currently expires in 2011. However, we may incur restructuring costs as we revise estimates due to changes in assumptions used for the facility lease loss accrual.

Legacy Restructuring Plans

From 2001 through 2003, a significant economic downturn adversely impacted Solectron’s business, resulting in a decline in revenues from $17.4 billion in fiscal year 2001 to $9.8 billion in fiscal year 2003. In response to these trends, Solectron initiated a series of restructuring measures to align its capacity and infrastructure with anticipated customer demand. These actions included significant reductions in the Company’s workforce, the closure and consolidation of facilities, and the impairment of certain long-lived assets. These restructuring activities are substantially complete as of May 31, 2006, as the remaining accrual is almost entirely attributable to ongoing facility lease obligations, which are currently leased through 2014. However, we expect to incur restructuring costs as we continue to sell restructured long-lived assets and revise previous estimates in connection with these plans. Revisions to estimates will primarily be due to changes in assumptions used for the facility lease loss accrual.

Three and nine months ended May 31, 2006 and 2005

Solectron continued to incur expected restructuring charges in the three months and nine months ended May 31, 2006 in accordance with previously announced plans. The employee severance and benefit costs included in the restructuring charges recorded in the first three quarters of fiscal 2006 primarily arose from the 2005 Restructuring Plan described above. During the third quarter of fiscal 2006, Solectron also recorded a $.7 million reversal in restructuring expenses related to a release of an accrual established under acquisition accounting that is no longer required. This reversal to the income statement is necessitated due to all the long-term assets relating to the acquisition being fully impaired.

SOLECTRON CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

The following table summarizes restructuring charges included in the accompanying condensed consolidated statements of operations (in millions):

	Three Months Ended		Nine Months Ended
	May 31		May 31
	2006	2005	2006	2005	Nature

Loss on disposal of and impairment of equipment and facilities, net	$0.2	$2.7	$8.7	$42.4	non-cash
Intangible asset impairment charge, net	—	—	1.9	—	non-cash

Total impairment of equipment, facilities and intangibles	0.2	2.7	10.6	42.4	non-cash

Severance and benefit costs	(0.2)	40.2	(10.1)	43.5	cash
Net adjustment to facility lease loss accrual	1.8	(2.4)	6.3	(1.5)	cash
Net adjustment to equipment lease loss accrual	—	(0.1)	0.1	(0.2)	cash

Other exit costs	0.8	0.1	2.2	0.2	cash

Total cash restructuring	2.4	37.8	(1.5)	42.0	cash

Total cash and non-cash restructuring	$2.6	$40.5	$9.1	$84.4

Restructuring Accrual

The following table summarizes the restructuring accrual balance for continuing operations as of May 31, 2006 (in millions). The amounts presented include remaining obligations under both the 2005 Restructuring Plan and prior plans.

	Severance	Leased Facilities	Other Exit
	and Benefits	& Equipment	Costs	Total

Balance of accrual at August 31, 2005	$44.9	$32.7	$0.1	$77.7
Provision	1.6	2.8	0.4	4.8
Q1-FY06 Provision Adjustments	(8.7)	(0.4)	(0.1)	(9.2)
Q1-FY06 Cash Payments	(5.2)	(5.2)	(0.4)	(10.8)
Foreign Exchange Adjustment	(0.9)	(0.1)	—	(1.0)

Balance of accrual at November 30, 2005	31.7	29.8	—	61.5

Provision	2.1	2.2	1.2	5.5
Q2-FY06 Provision Adjustments	(5.0)	—	—	(5.0)
Q2-FY06 Cash Payments	(13.3)	(4.9)	(1.2)	(19.4)
Foreign Exchange Adjustment	0.2	0.1	—	0.3

Balance of accrual at February 28, 2006	15.7	27.2	—	42.9

Provision	1.8	2.2	0.8	4.8
Q3-FY06 Provision Adjustments	(1.7)	—	—	(1.7)
Q3-FY06 Cash Payments	(5.9)	(4.0)	(0.6)	(10.5)
Foreign Exchange Adjustment	0.6	0.1	—	0.7

Balance of accrual at May 31, 2006	$10.5	$25.5	$0.2	$36.2

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

Restructuring Activity by Plan

The restructuring and impairment charges incurred by restructuring plan during the nine month period ended May 31, 2006, were as follows:

	Fiscal 2005	Fiscal 2004	Legacy
	Plan	Plan	Plans	Total

Balance at August 31, 2005	$40.2	$5.2	$32.3	$77.7
Provision	2.4	0.2	2.2	4.8
Provision adjustments	(7.2)	(1.4)	(0.6)	(9.2)
Cash payments	(5.3)	(0.7)	(4.8)	(10.8)
Foreign Exchange Adjustment	(0.8)	—	(0.2)	(1.0)

Balance at November 30, 2005	$29.3	$3.3	$28.9	$61.5

Q1FY2006 loss on disposal of and impairment of equipment and facilities, net	$1.3	$2.0	$0.1	$3.4

Provision	3.9	0.7	0.9	5.5
Provision adjustments	(5.0)	—	—	(5.0)
Cash payments	(14.8)	(0.4)	(4.2)	(19.4)
Foreign Exchange Adjustment	0.2	—	0.1	0.3

Balance at February 28, 2006	$13.6	$3.6	$25.7	$42.9

Q2FY2006 loss on disposal of and impairment of equipment and facilities, net	$2.0	$—	$1.5	$3.5

Provision	3.3	0.3	1.2	4.8
Provision adjustments	(0.5)	(1.2)	—	(1.7)
Cash payments	(6.6)	(0.2)	(3.7)	(10.5)
Foreign Exchange Adjustment	0.6	—	0.1	0.7

Balance at May 31, 2006	$10.4	$2.5	$23.3	$36.2

Q3FY2006 loss on disposal of and impairment of equipment and facilities, net	$0.2	$—	$—	$0.2

NOTE 15 —	Net Income (Loss) Per Share Calculation

Basic net income (loss) per share is computed using the weighted average number of common shares outstanding during the period.

The computation of diluted net income (loss) per share calculates the effect of dilutive securities on weighted average shares. Dilutive securities include options to purchase common stock and shares issuable upon conversion of Solectron’s LYONs and ACES.

SOLECTRON CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

Net income (loss) per share data were computed as follows (in millions, except per share amounts):

			Nine Months
	Three Months Ended		Ended
	May 31		May 31

Basic earnings per share:
Net income	$42.0	$(64.1)	$96.4	$(8.1)
Shares used in computation:
Weighted average ordinary shares outstanding	908.1	978.4	916.2	968.4

Basic earnings per share	$0.05	$(0.07)	$0.11	$(0.01)

Diluted earnings per share:
Net income	$42.0	$(64.1)	$96.4	$(8.1)
Shares used in computation:
Weighted average ordinary shares outstanding	908.1	978.4	916.2	968.4
Employee stock options	0.2	—	0.2
Restricted Stock	0.8	—	0.7	—
Shares issuable upon conversion of convertible securities	0.5	—	0.1	—

Weighted average number of shares	909.6	978.4	917.2	968.4

Diluted earnings per share	$0.05	$(0.07)	$0.11	$(0.01)

The following table summarizes the weighted average dilutive securities that were excluded from the above computation of diluted earnings per share because their inclusion would have an anti-dilutive effect (in millions):

	Three Months		Nine Months
	Ended		Ended
	May 31		May 31
	2006	2005	2006	2005

Dilutive securities:
Employee stock options	48.7	40.3	36.6	37.5
Shares issuable upon conversion of convertible securities	—	0.5	—	2.4

Total dilutive potential common shares	48.7	40.8	36.6	39.9

NOTE 16 —	Taxes

SFAS No. 109, “Accounting for Income Taxes,” requires that a valuation allowance be established when it is “more likely than not” that all or a portion of deferred tax assets will not be realized. A review of all available positive and negative evidence needs to be considered, including the Company’s performance, the market environment in which the Company operates, the utilization of past tax credits, length of carryback and carryforward periods, and existing contracts or sales backlog that will result in future profits, among other factors. It further states that forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence such as cumulative losses in recent years in the jurisdictions to which the deferred tax assets relate. Therefore, cumulative losses weigh heavily in the overall assessment. As a result of the review undertaken after the end of the third quarter of fiscal 2003, Solectron concluded that it was appropriate to establish a full valuation allowance for most of the net deferred tax assets arising from its operations in the jurisdictions to which the deferred tax assets relate. The total valuation allowance is approximately $1.7 billion as of May 31, 2006. In addition, Solectron expects to continue to provide a full valuation allowance on future tax benefits until it can demonstrate a sustained level of profitability that establishes its ability to utilize the assets in the jurisdictions to which the assets relate. Solectron incurs tax expense in certain countries which are not subject to the aforementioned valuation allowance during the three and nine months ended May 31, 2006.

SOLECTRON CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

Certain of Solectron’s non-US operations are reporting taxable profits, mostly arising in lower-cost locations. Accordingly, Solectron anticipates some tax expense in future quarters related to those operations. Solectron will not be able to offset this tax expense with unrecognized deferred tax assets described above, because, for the most part, those assets did not arise in the jurisdictions where Solectron is realizing taxable profits.

The income tax provision for the interim periods is based on the best estimate of the effective tax rate expected to be applicable for the full fiscal year. Changes in the interim period for the tax (or benefit) related to items other than ordinary income are individually computed and recognized when the items occur. During the three months ended May 31, 2006, the Company recorded income tax benefits of $17.5 million associated with a refund of taxes paid on the reinvested earnings of a foreign subsidiary of which $5.6 million of the tax benefit was included in the computation of the foreign entity’s estimated annual effective tax rate. The remaining portion was individually computed and recognized in the three months ended May 31, 2006.

In addition, Solectron has established contingency reserves for income taxes in various jurisdictions in accordance with SFAS No. 5 “Accounting for Contingencies.” The estimate of appropriate tax reserves is based upon the probable amount of prior tax benefit that is at risk upon audit and upon the reasonable estimate of the amount at risk. Solectron periodically reassesses the amount of such reserves and adjusts reserve balances as necessary. During the nine months ended May 31, 2006, we recorded an additional accrual related to a transfer pricing adjustment assessed by a foreign tax authority. The recorded amount represents management’s best estimate of the cost it will incur in relation to the exposure, but there is a reasonable possibility that the final settlement could differ from the estimate. The estimate of the range of possible loss is $1.0 million to $12.0 million.

During the three months ended May 31, 2006, the Company recorded a net $2.7 million correcting adjustment, primarily relating to the reversal of a provision for transaction taxes, relating to one of its foreign subsidiaries that had been previously incorrectly provided in books of account. The Company recorded the net amount during the current quarter, as the amounts are not material to any of the prior periods and are not expected to be material to fiscal year 2006.

During the three months ended May 31, 2006, we received an examination report from the Internal Revenue Service (IRS) showing proposed changes to the Company’s tax for the periods ended August 2001 and August 2002. The Company will be filing an appeals with the IRS during the fourth quarter for proposed changes that the Company does not agree with. Although the outcome of the appeals process is always uncertain, the Company believes that adequate amounts of tax and interest have been provided for any adjustments that are expected to result for these years.

A domestic state jurisdiction is currently conducting a sales and use tax audit for the period from January 1, 1999 through December 31, 2001. Solectron filed an application to participate in an amnesty program in order to protect itself from any penalties that may arise as a result of a potential audit assessment. Although there is a reasonable possibility that a loss may be incurred, no estimate of the possible loss can be made at this time.

NOTE 17 —	Related Party Transactions

In January 2006, Paul Tufano became Executive Vice President and Chief Financial Officer of Solectron. Mr. Tufano is also a member of the Board of Directors of Teradyne, a customer of Solectron. Solectron has for the past 10 years, in the ordinary course of business, sold printed circuit board assemblies to Teradyne and purchased in-circuit testers from Teradyne. During the quarter ended May 31, 2006, Solectron had sales of $67.0 million to Teradyne, all of which were made on an arms-length basis.

NOTE 18 —	Guarantee of Subsidiary Notes

Solectron’s 8% Senior Subordinated Notes due 2016 were issued in February 2006 by Solectron Global Finance LTD, an indirect 100%-owned finance subsidiary of Solectron Corporation. The notes are fully and unconditionally guaranteed on a senior subordinated basis by Solectron Corporation. No other subsidiary of Solectron Corporation guarantees the notes.

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

Summary of Results and Key Performance Indicators

The following table sets forth, for the three-month and nine-month periods indicated, certain key operating results and other financial information (in millions):

			Nine Months Ended
	Three Months Ended May 31		May 31
	2006	2005	2006	2005

Net sales	$2,702.6	$2,596.0	$7,658.6	$8,042.6
Gross profit	142.2	134.6	396.8	448.0
Selling, general and administrative expense	112.2	109.7	323.9	310.0
Income (loss) from continuing operations	42.4	(66.7)	79.7	(22.3)

Management regularly reviews financial and non-financial performance indicators to assess the Company’s operating results. The following table sets forth, for the quarterly periods indicated, certain of management’s key financial performance indicators.

Three Months Ended
	May 31,	February 28,	November 30,	August 31,	May 31,
	2006	2006	2005	2005	2005

Inventory turns	7.2 turns	7.4 turns	8.0 turns	7.9 turns	8.1 turns
Days sales outstanding (DSO)	42 days	44 days	45 days	46 days	46 days
Days payable outstanding (DPO)	54 days	54 days	53 days	54 days	50 days
Cash-to-cash cycle (C2C)	38 days	40 days	37 days	38 days	41 days
Capital expenditures (in millions)	$46.0	$50.2	$58.9	$48.4	$35.9

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

Revenue Recognition

Solectron principally generates revenue from the manufacture of products for customers, the repair of both in-warranty and out-of-warranty products, and the provision of supply chain services. The Company recognizes manufacturing revenue, net of estimated product return costs, when it ships goods or the goods are received by its customer, title and risk of ownership have passed, the price to the buyer is fixed or determinable and recoverability is reasonably assured. Generally, there are no formal customer acceptance requirements related to manufacturing services. If such requirements or obligations exist, then the Company recognizes revenues at the time when such requirements are completed and the obligations are fulfilled. The Company recognizes service revenue when the services have been performed, and the related costs are expensed as incurred.

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

Certain customer arrangements require evaluation of the criteria outlined in EITF Issue No. 99-19, “Reporting Revenue Gross as a Principal Versus Net as an Agent,” in determining whether it is appropriate to record the gross amount of sales and related costs or the net amount earned as commissions. Generally, when Solectron is primarily obligated in a transaction, is subject to general and physical inventory risk, has latitude in establishing prices, has discretion in selecting suppliers, changes the product or performs the service, is involved in the determination of product or service specifications, and has credit risk, or has several but not all of these indicators, revenue is recorded gross. If several of these indicators are not present, Solectron generally records the net amounts as commissions earned. For example, in a situation where a customer retains ownership of the materials utilized in their products, Solectron would generally only recognize revenue on a net basis.

Inventory Valuation

Our inventories are stated at the lower of weighted average cost or market. Our industry is characterized by rapid technological change, short-term customer commitments and rapid changes in demand, as well as other factors which may influence the recoverability of inventories. We make provisions for estimated excess and obsolete inventory based on our regular reviews of inventory quantities on hand and the latest forecasts of product demand and production requirements from our customers. Our provisions for excess and obsolete inventory are also impacted by our contractual arrangements with our customers including our ability or inability to re-sell such inventory to them. If actual market conditions or our customers’ product demands are less favorable than those projected or if our customers are unwilling or unable to comply with any contractual arrangements related to excess and obsolete inventory, additional provisions may be required. If an additional 0.2% to 0.5% of our inventory were determined to be excess and obsolete at May 31, 2006, our gross profit and operating income from continuing operations before income taxes for the nine months ended May 31, 2006 would have each decreased by $3.0 million to $7.4 million.

Allowance for Doubtful Accounts

Another area of judgment affecting reported revenue and net income is management’s estimate of receivables that will ultimately be collected. We evaluate the collectability of our accounts receivable based on a combination of factors. When we are aware of circumstances that may impair a specific customer’s ability to meet its financial obligations to us, we record a specific allowance against amounts due to us and thereby reduce the net receivable to the amount we reasonably believe is likely to be collected. For all other customers, we recognize allowances for doubtful accounts based on the length of time the receivables are outstanding, industry and geographic concentrations, the current business environment and our historical experience. If the financial condition of our customers deteriorates or if economic conditions worsen, additional allowances may be required. Using this information, management reserves an amount that is believed to be uncollectible. Based on management’s analysis of uncollectible accounts, reserves totaling $14.8 million or 1.1% of the gross accounts receivable balance were established at May 31, 2006, compared with $22.3 million or 1.4% of the gross accounts receivable balance at August 31, 2005.

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

Intangible Assets

Intangible assets consist of supply agreements, intellectual property, and contractual and non-contractual customer relationships obtained in acquisitions. Intangible assets are evaluated for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. Intangible assets subject to impairment testing whenever events or changes in circumstances indicate total $17.4 million as of May 31, 2006. The carrying amount of an intangible asset is not recoverable if its carrying value exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Impairment is measured by comparing the intangible assets’ carrying amounts to the fair values as determined using discounted cash flow models. There is significant judgment involved in determining these cash flows. During fiscal years 2004 and 2003, respectively, Solectron recorded impairments of intangible assets in connection with our disengagement from certain product lines and as a result of reduced expectations of sales to be realized under certain supply agreements, respectively.

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

Income Taxes

We currently have significant deferred tax assets in certain jurisdictions resulting from tax credit carry-forwards, net operating losses and other deductible temporary differences, which will reduce taxable income in such jurisdictions in future periods. We have provided valuation allowances for future tax benefits resulting from U.S. and foreign net operating loss carry-forwards and for certain other U.S. and foreign deductible temporary differences where we believe future realizability is in doubt. SFAS No. 109 requires a valuation allowance be established when it is “more likely than not” that all or a portion of deferred tax assets will not be realized, and further provides that it is difficult to conclude that a valuation allowance is not needed when there is negative evidence in the form of cumulative losses in recent years. Therefore, cumulative losses weigh heavily in the overall assessment. In the third quarter of fiscal year 2003, we established a valuation allowance for most of our deferred tax assets. This was primarily due to cumulative losses from prior years and uncertainty regarding our ability to generate certain minimum levels of taxable income within the next three years. We have not yet established a sustained level of profitability since that time in those countries in which the deferred tax assets arose and thus expect to record a full valuation allowance on future tax benefits. Our ability to realize sustained profitability in those jurisdictions in the near term is uncertain as Solectron derives the majority of its revenue from low-cost locations. It is these low-cost locations where Solectron anticipates reporting taxable profits. Solectron will not be able to offset any tax expense associated with these taxable profits with the unrecognized deferred tax assets described above. As a result of our assessment, our total valuation allowance on deferred tax assets arising from continuing operations is approximately $1.7 billion at May 31, 2006.

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

Stock-Based Compensation

We account for stock-based compensation in accordance with SFAS No. 123R, Share-Based Payment.  Under the fair value recognition provisions of this statement, share-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the vesting period. Determining the fair value of share-based awards at the grant date requires judgment, including estimating our stock price volatility and employee stock option exercise behaviors. If actual results differ significantly from these estimates, stock-based compensation expense and our results of operations could be materially impacted.

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

	Three Months		Nine Months
	Ended		Ended
	May 31		May 31
	2006	2005	2006	2005

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	94.7	94.8	94.8	94.4

Gross profit	5.3	5.2	5.2	5.6
Operating expenses:
Selling, general and administrative	4.2	4.2	4.2	3.9
Restructuring and impairment costs	0.1	1.6	0.1	1.0

Operating income (loss)	1.0	(0.6)	0.9	0.7
Interest income	0.5	0.5	0.5	0.3
Interest expense	(0.3)	(0.7)	(0.3)	(0.6)
Other (expense) income — net	—	(1.8)	—	(0.6)
Operating income (loss) from continuing operations before income taxes	1.2	(2.6)	1.1	(0.2)
Income tax expense	(0.4)	—	—	0.1

Income (loss) from continuing operations	1.6%	(2.6)%	1.1%	(0.3)%
Discontinued operations:
Income from discontinued operations	—	0.1	0.2	0.2
Income tax expense	—	—	—	—

Income from discontinued operations	—%	0.1%	0.2%	0.2%
Net income (loss)	1.6%	(2.5)%	1.3%	(0.1)%

Net Sales — Continuing Operations

Net sales increased to $2.7 billion and decreased to $7.7 billion for the three and nine months ended May 31, 2006, respectively, from $2.6 billion and $8.0 billion in the corresponding periods of fiscal 2005. Computing & storage end market revenues increased by $58 million, or 7%, and $137 million, or 6%, in the three month and nine month periods ended May 31, 2006 versus the corresponding periods of fiscal 2005. This increase was largely due to higher demand for computer servers. Largely due to increased sales of semiconductor manufacturing equipment, industrial revenues increased by $91 million, or 58%, and $202 million, or 45%, respectively, in the three month and nine month periods ended May 31, 2006 versus the corresponding period of fiscal 2005. The networking market increased $29 million, or 5%, but decreased slightly by $2 million, or 0%, in the three month and nine month periods ended May 31, 2006.

Partially offsetting the increase for the three months and driving the decrease for the nine months ended May 31, 2006 were decreases in the consumer, communications, and automotive markets. The majority of this reduction occurred in the consumer end market which declined by $20 million, or 6%, and $475 million, or 38%, respectively in the three month and nine month periods ended May 31, 2006, versus the corresponding periods of fiscal 2005. This decline in the consumer sector was attributable to a significant drop in sales of 3G cellular handsets and set-top boxes. However, sales of set-top boxes have increased sequentially from the fourth quarter of fiscal 2005 through each of the first three quarters of fiscal 2006. Due to lower customer demand, primarily for telecom infrastructure equipment, the communications market declined by $23 million, or 4%, and $197 million, or 12%, respectively, in the three month and nine month periods ended May 31, 2006, versus the corresponding periods of fiscal 2005. The automotive market decreased by $34 million, or 38% and $48 million, or 19% in the three month and nine month periods ended May 31, 2006, versus the corresponding periods of fiscal 2005 due to lower demand in this market.

The following table depicts, for the periods indicated, revenue by market expressed as a percentage of net sales. The distribution of revenue across our markets has fluctuated, and will continue to fluctuate, as a result of customer demand.

	Three Months		Nine Months
	Ended		Ended
	May 31		May 31
	2006	2005	2006	2005

Computing & Storage	32.4%	31.6%	33.0%	29.7%
Consumer	11.6%	12.9%	10.0%	15.4%
Communications	19.3%	21.0%	18.6%	20.2%
Networking	23.6%	23.5%	25.4%	24.2%
Industrial	9.1%	6.0%	8.5%	5.5%
Automotive	2.0%	3.4%	2.7%	3.2%
Other	2.0%	1.6%	1.8%	1.8%

Total	100.0%	100.0%	100.0%	100.0%

International Sales — Continuing Operations

In the three and nine months ended May 31, 2006, our international locations contributed approximately 70.9% and 68.8% of net sales compared to approximately 72.5% and 71.0%, respectively, for the corresponding period of fiscal 2005.

Major Customers — Continuing Operations

Certain customers accounted for 10% or more of our net sales. The following table includes these customers and the percentage of net sales attributed to them:

	Three Months			Nine Months
	Ended			Ended
	May 31			May 31
	2006		2005	2006	2005

Cisco Systems	16.3%		13.8%	17.1%	13.8%
Nortel Networks		***	11.3%	10.3%	11.3%

***	Less than 10%

Our top ten customers accounted for approximately 61.4% and 61.1% of net sales for the three and nine months ended May 31, 2006, compared to approximately 62.2% and 61.3% in the corresponding periods of fiscal 2005.

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

Cisco launched its Lean initiative as part of their ongoing effort to improve accuracy of demand forecasting and planning in their supply chain. Cisco is in the midst of a phased implementation of the Cisco Lean initiative amongst its manufacturing partners, with the Solectron transition scheduled to begin in the first quarter of fiscal 2007. In the initial stages of this implementation, Solectron expects inventory to increase by approximately $200 million.

Gross Profit — Continuing Operations

Our gross profit percentage increased to 5.3% for the three months ended May 31, 2006 as compared to 5.2% for the corresponding period in fiscal 2005. Our gross profit decreased to 5.2% for the nine months ended May 31, 2006 as compared to 5.6% for the corresponding period in fiscal 2005. The gross profit percentage increase for the three months ended May 31, 2006 when compared to the gross profit percentage for the three months ended May 31, 2005 was primarily attributable to a $16.7 million charge incurred in 2005 in connection to tax audit exposure of our Brazilian operation. These tax audits primarily relate to indirect taxes for inventory and other components of cost of sales. Cost of sales increased by $99.0 million, or 4.0%, and decreased by $332.8 million, or 4.4%, in the three months and nine months ended May 31, 2006, respectively, versus the corresponding periods in fiscal 2005. This gross profit percentage increase for the three months and decline for the nine months ended May 31, 2006 versus the corresponding periods of fiscal 2005 was primarily the result of the following:

•	A 0.7 percentage point decrease and 0.2 percentage point increase as a percentage of revenue in direct labor and manufacturing support costs for the three and nine months ended May 31, 2006, respectively, over the corresponding periods in fiscal 2005. The 0.7 percentage point decrease was a result of reductions in manufacturing scrap and higher equipment utilization. The 0.2 percentage point increase was driven by additions of headcount in anticipation of certain customer program ramps as well as wage increases.

•	A 1.2 percentage point and 0.4 percentage point increase in material and material supply chain costs as a percentage of revenues, largely attributable to higher freight, duties, fuel costs, and labor costs, for each of the three and nine months ended May 31, 2006, respectively, over the corresponding periods in fiscal 2005.

•	In addition, to the above items, the adoption of SFAS 123R during fiscal 2006, increased cost of sales by $1.5 million and $5.1 million during the three month and nine month periods ended May 31, 2006, respectively, compared to the corresponding periods of fiscal 2005.

•	As discussed in the notes to the consolidated financial statements, the Company reversed $2.8 million relating to foreign transaction taxes.

Sales of inventory previously written down or written off have not been significant and have not had any material impact on our gross profits for the three and nine months ended May 31, 2006.

Selling, General and Administrative (SG&A) Expenses — Continuing Operations

SG&A expenses increased $2.5 million, or 2.3%, for the three months ended May 31, 2006 compared to the corresponding period in fiscal 2005. SG&A expenses increased $13.9 million, or 4.5% for the nine months ended May 31, 2006, compared to the corresponding period in fiscal 2005. As a percentage of net sales, SG&A expenses remained flat at 4.2% for the three months ended May 31, 2006 as compared to the corresponding period in fiscal 2005. As a percentage of net sales for the nine months ended May 31, 2006, SG&A expenses increased to 4.2% compared to 3.9% for the corresponding period in fiscal 2005.

The increase for the nine months ended May 31, 2006 compared to the corresponding period in fiscal 2005 was attributable to approximately $7 million in new SG&A expenses due to the adoption of FAS 123R and approximately $14 million arising from additional headcount in the sales & account management and program management areas. In addition, we incurred $5 million in severance expenses related to operating reductions. These increases were partially offset by a $3 million reduction in bad debt expense, lower R&D spending of $2 million, and reduced insurance expenses of $4 million and approximately $3 million of miscellaneous other charges.

Restructuring and Impairment — Continuing Operations

Total restructuring and impairment charges were $2.6 million and $9.1 million during the three and nine months ended May 31, 2006, respectively.

The restructuring and impairment charges incurred during the third quarter of fiscal 2006 consist of $1.8 million of charges arising from the abandonment of a leased facility and changes in lease estimates relative to restructured facilities; $0.8 million of transfer and other exit costs; $0.2 million of equipment and facilities impairment charges; and a net reduction to the severance provision of $0.2 million due to changes in planned severance actions. Included in these amounts is a $0.7 million reversal related to a release of an accrual established under acquisition accounting that is no longer required

During the nine months ended May 31, 2006, Solectron recorded a $1.9 million net impairment charge in connection with the termination of a customer relationship for which an intangible asset had previously been established. This net amount consisted of a $2.4 million impairment charge offset by a $0.5 million gain on the sale of equipment to this former customer.

Currently, Solectron estimates that the restructuring plan initiated during fiscal year 2005 is expected to realize a savings of approximately $30 million annually due to reductions in workforce, facility, lease and depreciation expenses. We expect a substantial amount of these savings are and will be used to offset the impact on gross margin by market forces as we consolidate facilities and shift manufacturing and repair services from high cost countries to lower costs countries. These savings predominantly relate to cost of sales.

Cash payments associated with the fiscal year 2005 plan scheduled in the next 12 months, which have already been accrued for, are expected to be $10.1 million.

We continue to evaluate our operations and we may propose selected future restructuring actions as a result of changes in market conditions and footprint alignment with our customers’ production needs.

Interest Income — Continuing Operations

Interest income decreased $0.3 million to $12.3 million for the three months ended May 31, 2006 from $12.6 million in the corresponding period in fiscal 2005. Interest income increased $9.2 million to $36.7 million for the nine months ended May 31, 2006 from $27.5 million in the corresponding period in fiscal 2005. The increase was primarily due to higher balances.

Interest Expense — Continuing Operations

Interest expense decreased $10.1 million to $7.2 million for the three months ended May 31, 2006 from $17.3 million in the corresponding period in fiscal 2005. Interest expense decreased $29.5 million to $20.8 million for the nine months ended May 31, 2006 from $50.3 million in the corresponding period in fiscal 2005. The decrease was primarily due to the May 2005 redemption of $500 million aggregate principal amount of 9.625% senior notes.

Other (Expense) Income — net — Continuing Operations

Other (expense) income — net decreased $47.0 million to an expense of $0.8 million for the three months ended May 31, 2006 from expense of $47.8 million in the corresponding period in fiscal 2005. Other (expense) income — net decreased $41.2 million to $0.8 million for the nine months ended May 31, 2006 from expense of $42.0 million in the corresponding period in fiscal 2005. The fluctuation is primarily due to the recognition of a loss on the early retirement of debt in the third quarter of 2005.

Income Taxes — Continuing Operations

Our income tax expense was a $10.7 million benefit and a $0.8 million benefit, respectively, for the three and nine months ended May 31, 2006 as compared to a $1.4 million benefit and $11.1 million expense, respectively, for the three and nine months ended May 31, 2005. We incurred net tax expense in certain countries in which we had profitable operations during the periods ended May 31, 2006 and May 31, 2005. Income tax expense for the three and nine months ended May 31, 2006 include the recognition of benefits of $17.5 million associated with a refund of taxes paid on the earnings by reinvesting the earnings of a foreign subsidiary.

The effective income tax rate is largely a function of the balance between income and losses from domestic and international operations. Our international operations, taken as a whole, have been subject to tax at a lower rate than operations in the United States, primarily due to tax holidays granted to certain of our overseas sites in Malaysia and Singapore. The Malaysian tax holiday is effective through January 2012, subject to certain conditions, including maintaining certain levels of research and development expenditures. The Singapore tax holiday is effective through March 2011, subject to certain conditions. Solectron also enjoys the benefit of low statutory income tax rates in various provinces throughout China on the basis of the qualification as a high tech enterprise. During the three months ended May 31, 2006, the Company included in its computation of its estimated annual effective income tax rate for fiscal 2006 a $5.6 million benefit resulting from taxes paid on the earnings by reinvesting the earnings of one of the international operations. It is anticipated that the annual effective tax rate for the foreign subsidiary will be favorably impacted in future periods as the Company intends to continue to apply for refunds of taxes paid on the reinvested earnings of the foreign subsidiary. The Company plans to reinvest the earnings after the current fiscal year end.

Certain of our offshore operations are reporting taxable profits, mostly arising in low-cost locations. Accordingly, we are recognizing some tax expense related to those operations. We will not be able to offset this tax expense with unrecognized deferred tax assets (See Note 16 — Taxes), because, for the most part, those assets did not arise in the jurisdictions where we are realizing taxable profits.

During the three months ended May 31, 2006, we received an examination report from the Internal Revenue Service (IRS) showing proposed changes to the company’s tax for the periods ended August 2001 and August 2002. The company will be filing an appeals with the IRS during the fourth quarter for proposed changes that the Company does not agree with. Although the outcome of the appeals process is always uncertain, the Company believes that adequate amounts of tax and interest have been provided for any adjustments that are expected to result for these years.

A domestic state jurisdiction is currently conducting a sales and use tax audit for the period from January 1, 1999 through December 31, 2001. Solectron filed an application to participate in an amnesty program in order to protect itself from any penalties that may arise as a result of a potential audit assessment. Although there is a reasonable possibility that a loss may be incurred, no estimate of the possible loss can be made at this time.

In addition, Solectron has established contingency reserves for income taxes in various jurisdictions. The estimate of appropriate tax reserves is based upon the probable amount of prior tax benefit that is at risk upon audit and upon the reasonable estimate of the amount at risk. Solectron periodically reassesses the amount of such reserves and adjusts reserve balances as necessary. During the nine months ended May 31, 2006, we recorded an additional accrual related to a transfer pricing adjustment assessed by a foreign tax authority. The recorded amount represents management’s best estimate of the cost it will incur in relation to the exposure but there is a reasonable possibility that the final settlement could differ from the estimate. The estimate of the range of possible loss is $1.0 million to $12.0 million.

Liquidity and Capital Resources

Cash

Cash and cash equivalents decreased to approximately $1.2 billion at May 31, 2006 from approximately $1.7 billion at August 31, 2005. The table below, for the periods indicated, provides selected condensed consolidated cash flow information (in millions):

	Nine Months
	Ended
	May 31
	2006	2005

Net cash (used in) provided by operating activities of continuing operations	(104.9)	702.8
Net cash used in operating activities of discontinued operations	(8.2)	(5.9)

Net cash (used in) provided by operating activities	(113.1)	696.9
Net cash used in investing activities of continuing operations	(160.6)	(75.3)
Net cash provided by investing activities of discontinued operations	17.1	13.0

Net cash used in investing activities	(143.5)	(62.3)
Net cash used in financing activities of continuing operations	(204.3)	(505.1)
Net cash used in financing activities of discontinued operations	(8.9)	(7.1)

Net cash used in financing activities	(213.2)	(512.2)

Net cash used in operating activities was $113.1 million during the nine months ended May 31, 2006. This change was generated by a $371.7 million increase in inventories and a $168.2 million increase in accounts receivable. This was partially offset by net income of $96.4 million, non-cash depreciation and amortization charges of $130.4 million, and a $246.6 million increase in accounts payable. The inventory increase was attributable to new program ramps, certain program launch delays and the creation of buffer stock to accommodate both program transfers between sites and the go-live date of a new ERP system at one of our facilities.

Net cash used in investing activities of $143.5 million during the nine months ended May 31, 2006 primarily consisted of $155.6 million in capital expenditures offset by $17.1 of cash provided by discontinued operations. The cash provided by investing activities of discontinued operations primarily consisted of a working capital settlement and sales of assets formerly associated with discontinued operations.

Net cash used in financing activities of $213.2 million during the nine months ended May 31, 2006 primarily consisted of $205.7 million of share repurchases and $150 million of payments made to redeem the 7.375% Senior Notes, partially offset by $147.4 million in net proceeds from the issuance of our 8% senior subordinated notes due 2016.

Debt

As of May 31, 2006, we had available a $500 million revolving credit facility that expires on August 20, 2007. Our revolving credit facility is guaranteed by certain of our domestic subsidiaries and secured by the pledge of domestic accounts receivable, inventory and equipment, the pledge of equity interests in certain of our subsidiaries and notes evidencing intercompany debt. Borrowings under the credit facility bear interest, at our option, at the London Interbank offering rate (LIBOR) plus a margin of 2.25% based on our current senior secured debt ratings, or the higher of the Federal Funds Rate plus 1/2 of 1% or Bank of America N.A.’s publicly announced prime rate. As of May 31, 2006, there were no borrowings outstanding under this facility. We are subject to compliance with certain financial covenants set forth in this facility including, but not limited to, capital expenditures, cash interest coverage and leverage. We were in compliance with all applicable covenants as of May 31, 2006.

In addition, we had no committed foreign lines of credit and $43.0 million in uncommitted foreign lines of credit and other bank facilities as of May 31, 2006. A committed line of credit obligates a lender to loan us amounts under the credit facility as long as we adhere to the terms of the credit agreement. An uncommitted line of credit is extended to us at the sole discretion of a lender. The interest rates range from the bank’s prime lending rate to the bank’s prime rate plus 1.0%. As of May 31, 2006, we had no borrowings under uncommitted foreign lines of credit and $2.4 million of guaranteed amounts under uncommitted foreign lines of credit.

$64.3 million aggregate principal amount of our 7.97% ACES subordinated debenture is due November 15, 2006. This obligation is classified as a current liability at May 31, 2006.

Synthetic Leases

We have synthetic lease agreements relating to three manufacturing sites for continuing operations. The synthetic leases have expiration dates in 2007. At the end of the lease term, we have an option, subject to certain conditions, to purchase or to cause a third party to purchase the facilities subject to the synthetic leases for the “Termination Value,” which approximates the lessor’s original cost for each facility, or we may market the property to a third party at a different price. We are entitled to any proceeds from a sale of the properties to third parties in excess of the Termination Value and liable to the lessor for any shortfall not to exceed 85% of the Termination Value We have provided loans to the lessor equaling approximately 85% of the Termination Value for each synthetic lease. These loans are repayable solely from the sale of the properties to third parties in the future, are subordinated to the amounts payable to the lessor at the end of the synthetic leases, and may be credited against the Termination Value payable if we purchase the properties. The approximate aggregate Termination Values and loan amounts were $87.7 million and $74.5 million, respectively, as of May 31, 2006.

In addition, cash collateral of $13.2 million, an amount equal to the difference between the aggregate Termination Values and the loan amounts, is pledged as collateral. Each synthetic lease agreement contains various affirmative covenants. A default under a lease, including violation of these covenants, may accelerate the termination date of the arrangement. We were in compliance with all applicable covenants as of May 31, 2006. Monthly lease payments are generally based on the Termination Value and 30-day LIBOR index (5.0225% as of May 31, 2006) plus an interest-rate margin, which may vary depending upon our Moody’s Investors’ Services and Standard and Poor’s ratings, and are allocated between the lessor and us based on the proportion of the loan amount to the Termination Value for each synthetic lease.

During fiscal 2004, we determined that it is probable that the expected fair value of the properties under the synthetic lease agreements will be less than the Termination Value at the end of the lease terms by approximately $13.5 million. The $13.5 million is being accreted over the remaining lease terms. As of May 31, 2006, Solectron had accreted $8.3 million.

We account for these synthetic lease arrangements as operating leases in accordance with SFAS No. 13, “Accounting for Leases,” as amended. Our loans to the lessor and cash collateral are included in other assets and restricted cash and cash equivalents, respectively, in the condensed consolidated balance sheets.

Restricted Cash

During the first quarter of fiscal 2006, Solectron elected to put in place a line of credit for the issuance of standby letters of credit. The letters of credit are principally related to self-insurance for workers compensation liability coverage. These standby letters of credit were previously issued under Solectron’s revolving credit facility. Solectron opted to post cash collateral totaling 105% of the standby letter of credit balances in order to reduce annual issuance commissions of the standby letters of credit. Total cash collateral of $18.2 million at May 31, 2006, is classified as restricted cash and cash equivalents in the condensed consolidated balance sheets. Solectron also has $13.2 million of restricted cash in connection with the synthetic leases described above. The interest earned on restricted cash is at Solectron’s benefit.

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

The following is a summary of certain contractual obligations and commitments as of May 31, 2006 for continuing operations:

	Payments Due by Period
		Short-
	Total	Term	FY’07	FY08	FY09	FY10	FY11	Thereafter
	(In millions)

Debt	$712.3	$78.5	$1.7	$0.1	$0.8	$12.2	$451.7	$167.3
Interest Expense on LT Debt	94.0	17.3	4.0	14.7	14.5	14.5	14.5	14.5
Operating lease	138.0	28.1	18.5	19.8	17.3	15.0	12.6	26.7
Operating leases for restructured facilities and equipment	34.0	13.5	3.4	7.7	3.8	3.2	1.4	1.0
Purchase obligations(1)	114.8	114.4	—	—	0.2	0.2	—	—

	$1,093.1	$251.8	$27.6	$42.3	$36.6	$45.1	$480.2	$209.5

(1)	We have guaranteed various purchase commitments for materials, supplies and services incurred during the normal course of business.

Other long-term liabilities of $78.4 million disclosed on the condensed consolidated financial statements includes deferred tax liabilities related to timing differences and non-US pension liabilities, which due to their nature are not projected.

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

The collective results from all discontinued operations for all periods presented were as follows (in millions):

	Three Months		Nine Months
	Ended		Ended
	May 31		May 31
	2006	2005	2006	2005

Net sales	$—	$—	$—	$15.2
Cost of sales	—	—	—	14.1

Gross profit	—	—	—	1.1
Operating expense (income) — net	0.4	(2.6)	(7.8)	(13.9)

Operating (loss) income	(0.4)	2.6	7.8	15.0
Interest income — net	—	—	—	—
Other income (expense) — net	—	—	8.9	0.9

(Loss) income before income taxes	(0.4)	2.6	16.7	15.9
Income tax expense	—	—	—	1.7

(Loss) income from discontinued operations, net of tax	$(0.4)	$2.6	$16.7	$14.2

Net sales, gross profit, and operating income (loss) from discontinued operations decreased for the nine months ended May 31, 2006 as compared to the same period in fiscal 2005 primarily due to the fact that the final discontinued operation was sold during three months ended November 30, 2004. This transaction resulted in a $10.1 million pre-tax gain from the sale of the discontinued operations recorded in operating income — net for the three month period ended November 30, 2004, including the transfer of $28.3 million from accumulated foreign currency translation gains, included in accumulated other comprehensive losses within Stockholders Equity. During the second quarter of fiscal 2006, the working capital adjustment pursuant to the sales agreement was resolved, resulting in a gain of $9.4 million.

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

The sale agreements for the divestitures contain certain indemnification provisions pursuant to which Solectron may be required to indemnify the buyer of the divested business for a limited period subsequent to the completion of the sale for liabilities, losses, or expenses arising out of breaches of covenants and certain breaches of representations and warranties relating to the condition of the business prior to and at the time of sale. As of May 31, 2006, most of these indemnification provisions have expired and Solectron is contingently liable, in the aggregate, until the end of fiscal 2006 for up to $21 million under such indemnification provisions. As of May 31, 2006, there were no significant liabilities recorded under these indemnification obligations. Additionally, Solectron may be required to indemnify a buyer for environmental remediation costs until 2011, such indemnification not to exceed $13 million. Solectron maintains an insurance policy to cover environmental remediation liabilities in excess of reserves previously established upon the acquisition of these properties. Solectron did not record any environmental charges upon disposition of these properties.

RISK FACTORS

Risks Related to Our Business

Most of our sales come from a small number of customers; if we lose any of these customers, our net sales could decline significantly.

Most of our annual net sales come from a small number of our customers. Our ten largest customers accounted for approximately 61.4% and 62.2% of net sales from continuing operations in the third quarter of fiscal 2006 and 2005, respectively. During the third quarter of fiscal 2006, one of these customers individually accounted for more than ten percent of our net sales. Any material delay, cancellation or reduction of orders from these or other major customers could cause our net sales to decline significantly, and we may not be able to reduce the accompanying expenses at the same time. We cannot guarantee that we will be able to retain any of our largest customers or any other accounts, or that we will be able to realize the expected revenues under existing or anticipated supply agreements with these customers. Our business, market share, consolidated financial condition and results of operations will continue to depend significantly on our ability to obtain orders from new customers, retain existing customers, realize expected revenues under existing and anticipated supply agreements, as well as on the consolidated financial condition and success of our customers and their customers.

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

Approximately 70.9% and 72.5% of our net sales from continuing operations are the result of services and products manufactured in countries outside the United States during the third quarter of fiscal 2006 and 2005, respectively. As a result of our foreign sales and facilities, our operations are subject to a variety of risks and costs that are unique to international operations, including the following:

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

Possible fluctuation of operating results from quarter to quarter and factors out of our control could affect the market price of our securities.

Our quarterly earnings and/or stock price may fluctuate in the future due to a number of factors including the following:

•	differences in the profitability of the types of manufacturing services we provide. For example, high velocity and low complexity printed circuit boards and systems assembly services have lower gross profit than low volume/complex printed circuit boards and systems assembly services;

•	our ability to maximize the hours of use of our equipment and facilities is dependent on the duration of the production run time for each job and customer;

•	the amount of automation that we can use in the manufacturing process for cost reduction varies, depending upon the complexity of the product being made;

•	our customers’ demand for our products and their ability to take delivery of our products and make timely payments for delivered products;

•	our ability to optimize the ordering of inventory as to timing and amount to avoid holding inventory in excess of immediate production needs;

•	our ability to offer technologically advanced, cost-effective, quick response manufacturing services;

•	our ability to drive down manufacturing costs in accordance with customer and market requirements is dependent upon our ability to apply Lean Six Sigma operating principles;

•	fluctuations in the availability and pricing of components;

•	timing of expenditures in anticipation of increased sales;

•	cyclicality in our target markets;

•	fluctuations in our market share;

•	fluctuations in currency exchange rates;

•	expenses and disruptions associated with acquisitions and divestitures;

•	announcements of operating results and business conditions by our customers;

•	announcements by our competitors relating to new customers or technological innovation or new services;

•	economic developments in the electronics industry as a whole;

•	credit rating and stock analyst downgrades;

•	our ability to successfully integrate changes to our enterprise resource planning, or ERP system;

•	political and economic developments in countries in which we have operations; and

•	general market conditions.

If our operating results in the future are below the expectations of securities analysts and investors, the market price of our outstanding securities could be harmed.

If we incur more restructuring-related charges than currently anticipated, our consolidated financial condition and results of operations may suffer.

We incurred approximately $2.6 million of restructuring and impairment costs relating to continuing operations in the third quarter of fiscal 2006 and approximately $40.5 million during the third quarter of fiscal 2005. If our estimates about previous restructuring charges prove to be inadequate, our consolidated financial condition and results of operations may suffer. We continue to evaluate our cost structure relative to future financial results and customer demand. If our estimates about future financial results and customer demand prove to be inadequate, our consolidated financial condition and consolidated results of operations may suffer.

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

As of May 31, 2006, we had outstanding foreign exchange forward contracts with a total notional amount of approximately $364.8 million. The change in value of the foreign exchange forward contracts resulting from a hypothetical 10% change in foreign exchange rates would be offset by the remeasurement of the related balance sheet items, the result of which would not be significant.

The primary objective of our investment activities is to preserve principal, while at the same time maximize yields without significantly increasing risk. To achieve this objective, we maintain our portfolio of cash equivalents in a variety of securities, including government and corporate obligations, certificates of deposit and money market funds. As of May 31, 2006, substantially our entire total portfolio was scheduled to mature in less than three months. A hypothetical 10% change in interest rates would not have a material effect on the fair value of our investment portfolios.

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

Failure to comply with environmental and other regulations could harm our business.

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

Changes in internal control over financial reporting.  Solectron implemented a new Enterprise Resource Planning (ERP) system at one of its facilities during the third quarter of fiscal 2006. There were no changes in Solectron’s internal control over financial reporting during the third quarter of fiscal 2006 or in other factors that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Solectron is from time to time involved in various litigation and legal matters incidental to the normal course of its business. Management believes that the final resolution of these matters will not have a material adverse effect on the Company’s financial position, cash flows, or results of operations. By describing any particular matter, Solectron does not intend to imply that it or its legal advisors have concluded or believe that the outcome of any of those particular matters is or is not likely to have a material adverse impact upon Solectron’s consolidated financial position, cash flows or results of operations.

Solectron has settled the previously reported shareholder class action lawsuit entitled Abrams v. Solectron Corporation et al., Case No. C-03-0986 CRB, filed in the United States District Court for the Northern District of California, on terms not considered to be material to Solectron. Court approval of the settlement terms was obtained on March 3, 2006.

Item 2.	Purchases of Equity Securities

On November 1, 2005, Solectron’s Board of Directors approved a stock repurchase program whereby the Company is authorized to repurchase up to $250 million of the Company’s common stock. Solectron commenced this $250 million repurchase program at the end of the quarter ended February 28, 2006. As of May 31, 2006, Solectron has repurchased and retired 6.9 million shares of its common stock under this plan at an average price of $3.83 for approximately $26.5 million. The following table summarizes the Company’s monthly repurchases of its common stock during the quarter ended May 31, 2006 (in millions, except per share price):

			Total Number of	Approximately
			Shares Purchased as	Dollar Value of
			Part of Publicly	Shares That May yet
	Total Number of	Average Price	Announced Plans or	be Purchased Under
	Shares Purchased	Paid per Share	Programs	the Plans or Programs

Mar 1 — Mar 31, 2006	2.2	$3.75	2.3	$241.5
Apr 1 — Apr 30, 2006	2.0	$3.96	4.3	$233.5
May 1 — May 31, 2006	2.6	$3.81	6.9	$223.5

Item 6.	Exhibits

INDEX TO EXHIBITS

Exhibit
No		Exhibit Description

3	.1*	Certificate of Incorporation of the Registrant, as amended
3	.2**	Amended and Restated Bylaws of the Registrant
3	.3***	Certificate of Designation Rights, Preferences and Privileges of Series A Participating Preferred Stock of the Registrant

Exhibit
No	Exhibit Description

10.1	Consulting Agreement and General Release dated June 7, 2006 by and between Solectron Corporation and Marc Onetto
31.1	Certification of Chief Executive Officer Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference from Exhibit 3.1 filed with Registrant’s Form 10-Q for the quarter ended February 28, 2001, Exhibit 3.1 filed with Registrant’s Form 10-Q for the quarter ended February 25, 2000, and Exhibit 3.1 filed with Registrant’s Form 10-Q for the quarter ended February 26, 1999.

**	Incorporated by reference from Exhibit 3.2 filed with Registrant’s Form 10-Q for the quarter ended November 28, 2003.

***	Incorporated by reference from Exhibit 3.3 filed with Registrant’s Annual Report on Form 10-K for the fiscal year ended August 31, 2001.

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
Warren J. Ligan
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)

Date: June 30, 2006

INDEX TO EXHIBITS

Exhibit
No		Exhibit Description

3	.1*	Certificate of Incorporation of the Registrant, as amended
3	.2**	Amended and Restated Bylaws of the Registrant
3	.3***	Certificate of Designation Rights, Preferences and Privileges of Series A Participating Preferred Stock of the Registrant
10.1		Consulting Agreement and General Release dated June 7, 2006 by and between Solectron Corporation and Marc Onetto
31.1		Certification of Chief Executive Officer Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002
31.2		Certification of Chief Financial Officer Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002
32.1		Certification of Chief Executive Officer Pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2		Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference from Exhibit 3.1 filed with Registrant’s Form 10-Q for the quarter ended February 28, 2001, Exhibit 3.1 filed with Registrant’s Form 10-Q for the quarter ended February 25, 2000, and Exhibit 3.1 filed with Registrant’s Form 10-Q for the quarter ended February 26, 1999.

**	Incorporated by reference from Exhibit 3.2 filed with Registrant’s Form 10-Q for the quarter ended November 28, 2003.

***	Incorporated by reference from Exhibit 3.3 filed with Registrant’s Annual Report on Form 10-K for the fiscal year ended August 31, 2001.