Form 10-K
period 2006-08-25
SOLECTRON CORP
filed 2006-11-08
CIK 835541

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended August 25, 2006
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 001-11098

SOLECTRON CORPORATION
(Exact name of Registrant as Specified in its Charter)

Delaware	94-2447045
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)
847 Gibraltar Drive Milpitas, California 95035 (Address of Principal Executive Offices including Zip Code)	(408) 957-8500 (Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

3.25% Liquid Yield Option Notes due 2020	New York Stock Exchange, Inc.
2.75% Liquid Yield Option Notes due 2020	New York Stock Exchange, Inc.
Series A Participating Preferred Stock Purchase Rights	New York Stock Exchange, Inc.
Common Stock	New York Stock Exchange, Inc.

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act.  Yes ☑     No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

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
Large accelerated filer ☑     Accelerated filer ☐     Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the Registrant’s Common Stock held by non-affiliates on October 31, 2006 was approximately $1.9 billion (based upon the last reported price of the Common Stock on the New York Stock Exchange on such date). Shares of Common Stock held by each officer, director, and holder of 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of October 31, 2006, there were approximately 903.0 million shares of the Registrant’s common stock outstanding including approximately 18.2 million shares of Solectron Global Services Canada, Inc., which are exchangeable on a one-to-one basis for the Registrant’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE

The Registrant’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on January 10, 2007, which Solectron will file with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this report, is incorporated by reference in Part III of this Form 10-K to the extent stated herein.

SOLECTRON CORPORATION

2006 FORM 10-K
ANNUAL REPORT

Solectron and the Solectron logo are registered trademarks of Solectron Corporation. All other names are trademarks and/or registered trademarks of their respective owners.

Cautionary Statement Regarding Forward-Looking Statements

With the exception of historical facts, the statements contained in this annual report are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are subject to the safe harbor provisions set forth in the Exchange Act. These forward-looking statements relate to matters including, but not limited to:

•	anticipated sales and future operating results, including future earnings, growth, rates and trends;

•	efficiencies, competitive advantages and other benefits resulting from our Lean manufacturing and Six Sigma quality initiatives;

•	our anticipation of the timing and amounts of our future obligations and commitments and our ability to meet those commitments;

•	the calculations of taxes due and the adequacy of our reserves for potential tax liabilities and credits for open periods;

•	our ability to successfully defend against proposed IRS adjustments to prior year income tax returns;

•	the amount of available future cash and our belief that our cash and cash equivalents, short-term investments, lines of credit and cash to be generated from continuing operations will be sufficient for us to meet our obligations for the next twelve months;

•	the performance, success, capabilities and capacities of our business operations;

•	the adequacy of our restructuring provisions and adequacy and timing of our restructuring activities and their impact on our business or results of operations;

•	the anticipated financial impact of recent and future acquisitions and divestitures and the adequacy of our provisions for indemnification obligations pursuant to such transactions;

•	our ability to comply with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002;

•	our exposure to foreign currency exchange rate fluctuations;

•	our belief that our current or future environmental liability exposure related to our facilities will not be material to our business, financial condition or results of operations;

•	the impact of any litigation;

•	the impact of customer defaults or bankruptcies;

•	our ability to implement our enterprise resource planning system and the impact of deficiencies in our IT systems;

•	our characterization of the markets in which we do business, including our ability to earn increased margins in certain growth markets; and

•	various other forward-looking statements contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

We intend that our forward-looking statements be subject to the safe harbors created by the Exchange Act. The forward-looking statements are generally accompanied by words such as “may,” “will,” “could,” “should,” “intend,” “anticipate,” “believe,” “estimate,” “expect,” “continue” and other similar words and statements. Our forward-looking statements are based on current expectations, forecasts and assumptions and are subject to risks, uncertainties and changes in condition, significance, value and effect, including those discussed under the heading “Risk Factors” in this report and in our other reports filed with the Securities and Exchange Commission. Such risks, uncertainties and changes in condition, significance, value and effect could cause our actual results to differ materially from our anticipated outcomes. Although we believe that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate. Therefore, we can give no assurance that the results implied by these forward-looking statements will be realized. The inclusion of forward-looking information should not be regarded as a representation by our company or any other person that the future events, plans or expectations contemplated by Solectron will be achieved. Furthermore, past performance in operations and share price is not necessarily indicative of future performance. We disclaim any intention or obligation to update or revise any forward-looking statements contained herein, whether as a result of new information, future events or otherwise.

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

Overview

We provide electronics manufacturing and supply chain services to original equipment manufacturers (OEMs) around the world. As a value-added contract manufacturing partner to OEMs, our customers contract with us to build their products or to obtain services related to product design, manufacturing and post-manufacturing requirements. We design, build, repair and service products that carry the brand names of our customers.

We serve several electronics products and technology markets. Much of our business is related to the following products:

•	Computing and storage equipment, including servers, storage systems, workstations, notebooks, and peripherals;

•	Networking equipment such as routers and switches that move traffic across the Internet;

•	Communications equipment, including wireless and wireline infrastructure products;

•	Consumer products such as cellular telephones, set-top boxes and personal/handheld communications devices;

•	Automotive electronics systems, for example, audio and navigation systems, system control modules and body electronics;

•	Industrial products, including semiconductor manufacturing and test equipment, wafer fabrication equipment controls, process automation equipment, interactive and self-service kiosks, appliance electronics controls, instrumentation and industrial controls;

•	Medical products such as X-ray equipment, ultrasound fetal monitors, MRI scanners, blood analyzers, insulin delivery devices, ECG patient monitors, surgical robotic systems, HPLCs, spectrometers and laser surgery equipment; and

•	Other electronics equipment and products.

Our customer base consists of many of the world’s leading technology companies, such as Cisco Systems, Ericsson, Hewlett-Packard, IBM, Lucent Technologies, Motorola, NEC, Nortel Networks, Pace, Sun Microsystems and Teradyne.

Our comprehensive range of services are designed to meet customer supply chain needs throughout the product life cycle. Our services include:

•	Product design;

•	Collaborative design;

•	Product launch/NPI (New Product Introduction);

•	DFX (Design for manufacturability) services;

•	PCBA (Printed Circuit Board Assembly) and subsystem manufacturing;

•	Systems integration and test;

•	Parts management;

•	Inventory management;

•	Forward/Reverse logistics;

•	Repair;

•	Recovery/Remarketing; and

•	Feedback to design and manufacturing for quality/serviceability.

We customize these services to deliver integrated supply chain solutions to our customers. By utilizing our services, customers achieve cost, time and quality advantages that improve their competitiveness and enable them to focus on their core competencies of sales, marketing and research and development. Customers are also able to reduce or shift costs and risks associated with manufacturing and supply chain management. We provide the following benefits to OEMs:

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

Cost-Effective Global Capabilities:  We have facilities in Asia, the Americas and Europe. Through our global presence, we perform electronics supply chain services in locations to best address our customers’ objectives, including cost containment, compliance with local content regulations, proximity to end-markets and end-consumers, and the elimination or reduction of expensive freight costs, tariffs and time-consuming customs clearances.

Environmental Compliance:  We created a market-ready offering to help OEM customers meet Europe’s Restriction of Hazardous Substances (RoHS) and other regulatory requirements. Current legislation and compliance requirements in Europe, and pending legislation in other jurisdictions, impact or have the potential of impacting the entire supply chain, causing operational, business and product-reliability challenges. We partner with our OEM customers to ensure a conversion plan and transition approach that effectively and efficiently addresses our customers’ compliance issues so their products meet regulatory requirements within appropriate deadlines.

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

Concentration on Core and Emerging Markets

We are extending our leadership and capabilities in our core markets, which include the communications, networking, computing and storage industries. The products we manufacture and the customers we serve in these markets represent a substantial portion of our revenues and reflect our strong expertise in these areas. In addition, we participate in several growth markets including the consumer, industrial, automotive, and medical industries where we can leverage our core strengths and earn increased margins.

Uncompromising Quality

Our goal is to provide our customers with high-quality, defect-free, and competitive products and on-time solutions. We have received many service and quality awards from internationally recognized quality organizations and customers, including IndustryWeek, Cisco Systems, Asyst Technologies, NCR and Sun Microsystems. In addition, substantially all of our manufacturing facilities are certified under ISO international quality standards for design, manufacturing and distribution management systems. The Solectron Production Systemtm effectively applies Lean and Six Sigma quality operating principles and quality tools to identify and concentrate on value-added activities that improve time-to-market and quality for our customers. We implemented Lean Six Sigma standards in order to deliver exceptional quality improvements in all of Solectron’s operations. We operate under increasingly higher standards of quality as dictated by our customers.

Efficiency and Cost Competitiveness

We believe that a fundamental requirement for sustained growth and profitability in the Electronics Manufacturing Services (EMS) industry is to be an efficient and cost-competitive manufacturer. Therefore, we strive for efficiency throughout our organization, and have implemented several initiatives to reduce costs and increase our competitiveness. This includes implementation of Lean manufacturing and Six Sigma quality methods in our operations and throughout the company. By applying these methods, we intend to increase efficiencies and eliminate activities that do not add value, resulting in a significant competitive advantage.

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

The majority of our manufacturing capabilities are found in low-cost locations, such as Mexico, Hungary, Romania, China, Malaysia and other parts of Asia. This reflects our belief that OEM customers will be driven by the cost advantages associated with these locations. We have announced a fiscal 2007 Restructuring Plan that will increase the utilization of our manufacturing capabilities in low-cost locations.

We identify other locations for services and other non-manufacturing capabilities based on how best to add value and the availability of the necessary personnel with the skills and experience we need to create solutions and deliver world-class services. For example, we have regional design centers in the Americas, Europe and Asia. This enables us to draw from a highly skilled labor market, with the infrastructure and proximity to immediately interact with customers at critical phases of the new product life cycle.

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

Americas Region

Our U.S. facilities focus on higher value-added activities, such as design services; NPI; system integration and testing; product fulfillment; repair and logistics; and the manufacture of lower-volume, highly complex products. Our facilities in Latin America and South America support the North and Latin American markets, particularly for higher volume products. Mexico’s proximity to North America is useful for production where low-cost, time-to-market, or geographic diversity are particular concerns for OEMs. We operate facilities that provide design, manufacturing, and post-manufacturing services in the U.S., Canada, Mexico, Puerto Rico and Brazil.

Asia Region

Our operations in the Asia region offer high and low-volume and basic and high-complexity manufacturing to many geographic markets around the world. In addition to manufacturing, our facilities in Asia provide design services; NPI; system integration and testing; product fulfillment; repair and logistics.

Europe Region

Our locations in western Europe concentrate on higher value-added services, such as design; NPI; high-complexity, low-volume manufacturing; system integration and testing; product fulfillment; logistics and repair. Our eastern European locations provide lower-cost, higher-volume electronics manufacturing services for the western European markets.

Sales and Marketing

Sales and marketing are integrated processes involving direct salespersons, project managers and senior executives. Our sales and account management resources are organized in market segment teams. We direct our sales resources and activities at several management and staff levels within customer and prospective customer companies. We also use independent sales representatives in certain geographic areas. We receive customer inquiries resulting from referrals, advertising and public relations activities and through our direct sales efforts.

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

Associates

As of August 31, 2006, we employed approximately 59,000 associates worldwide, which included approximately 14,500 temporary associates.

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

Environmental Matters

We are required to comply with local, state, federal and international environmental laws and regulations relating to the treatment, storage, use, discharge, emission and disposal of hazardous materials used in our manufacturing and service processes. We are also required to comply with laws and regulations relating to occupational safety and health, product disposal and product content and labeling. In general, we are not directly responsible for compliance with laws like Waste Electrical and Electronic Equipment (WEEE) and Restriction of Hazardous Substances (RoHS). However, some customers may require that we take responsibility for the non-compliance risk of some or all of the components we procure for the customer product. Solectron requires all of its suppliers to comply with all hazardous substance laws and regulations and employs inventory management processes to mitigate non-compliance risk. Failing to have the capability of delivering products which comply with these present and future environmental laws and regulations could restrict our ability to expand facilities, or could require us to acquire costly equipment or to incur other significant expenses to comply with environmental regulations, and could impair our relations with customers. Moreover, to the extent we are found non-compliant with any environmental laws and regulations applicable to our activities, we may incur substantial fines and penalties. We are committed to maintaining compliance in all of our facilities and to continuously improving our environmental practices.

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

We have been, and in the future may be, held liable for remediation of sites where our hazardous materials (or those of companies we have acquired or divested) have been disposed. We have environmental insurance in excess of reserves previously established to reduce potential environmental liability exposures posed by some of our current and former operations and facilities. To date, these liabilities have not been substantial or material to our business, consolidated financial condition and results of operations. We believe, based on our current knowledge, that the cost of any groundwater or soil clean-up that may be required at any of our facilities would not materially harm our business, consolidated financial condition and results of operations. However, it is costly to remediate contamination, and there can be no assurance that any future remediation costs would not harm our business, consolidated financial condition and results of operations.

Additional Information and NYSE Certification

Our Internet address is http://www.solectron.com. We posted on our Internet website, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission. Also, available on our website are printable versions of Solectron’s Corporate Governance Guidelines, Audit Committee charter, Executive Compensation and Resource Management Committee charter, Nominating and Governance Committee charter, and Code of Business Conduct and Ethics Guide. Information accessible through our website does not constitute a part of, and is not incorporated into, this annual report on Form 10-K or into any of our other filings with the Securities and Exchange Commission. Stockholders may request free copies of these documents from:
Solectron Corporation
847 Gibraltar Drive
Milpitas, CA 95035
Attention: Investor Relations
Telephone: (408) 957-8500

Solectron was first incorporated in California in August 1977 and was reincorporated in Delaware in February 1997. Our principal executive offices are at 847 Gibraltar Drive, Milpitas, California, 95035. Our main telephone number is (408) 957-8500.

On March 9, 2006, the Company submitted to the New York Stock Exchange (NYSE) the Annual CEO Certification required by Section 303A.12(a) of the NYSE Listed Company Manual, whereby the CEO of the Company, Mr. Cannon, certified without qualification that he is not aware of any violation by Solectron of the NYSE’s corporate governance listing standards as of the date of the certification.

Item 1a.  Risk Factors

The following risk factors should be carefully considered. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that our management currently deems immaterial also may impair our business operations. If any of the risks described below were to occur, our business, operating results and consolidated financial condition could be materially adversely affected.

Most of our sales come from a small number of customers; if we lose any of these customers, our net sales could decline significantly.

Most of our annual sales come from a small number of our customers. Our ten largest customers accounted for approximately 61.4%, 61.6%, and 59.8% of net sales from continuing operations in fiscal years 2006, 2005, and 2004 respectively. One of these customers individually accounted for more than ten percent of our sales in each of fiscal years 2006, 2005 and 2004. Any material delay, cancellation or reduction of orders from these or other major customers could cause our sales to decline significantly, and we may not be able to reduce the accompanying expenses at the same time. We cannot guarantee that we will be able to retain any of our largest customers or any other accounts, or that we will be able to realize the expected revenues under existing or anticipated supply agreements with these customers. Our earnings per share, cash flow and results of operations will continue to depend significantly on our ability to obtain orders from new customers, retain existing customers, realize expected revenues under existing and anticipated agreements, as well as on the consolidated financial condition and success of our customers and their customers.

Our customers may cancel their orders, change production quantities or locations, or delay production.

To remain competitive, EMS companies must provide their customers increasingly rapid product turnaround, at increasingly competitive prices. We generally do not have long-term contractual commitments from our top customers. As a result, we cannot guarantee that we will continue to receive any orders or revenues from our customers. Customers may cancel orders at their sole discretion, change production quantities or delay production for a number of reasons outside of our control. Many of our customers have experienced from time to time significant decreases in demand for their products and services, as well as continual material price competition and sales price erosion. This volatility has resulted, and will continue from time to time to result, in our customers delaying purchases on the products we manufacture for them, and placing purchase orders for lower volumes of products than previously anticipated. Cancellations, reductions or delays by a significant customer or by a group of customers would seriously harm our results of operations by lowering, eliminating or deferring revenue without substantial offsetting reductions in our costs thereby reducing our profitability. In addition, customers may require that manufacturing of their products be transitioned from one of our facilities to another of our facilities to achieve cost reductions and other objectives. Such transfers, if unanticipated or not properly executed, could result in various inefficiencies and increased costs, including excess capacity and overhead at one facility and capacity constraints and related strains on our resources at the other, disruption and delays in product deliveries and sales, deterioration in product quality and customer satisfaction, and increased manufacturing and scrap costs all of which would have the effect of reducing our profits.

Our business has low operating margins and any increase in cost of sales or operating expenses could have a material adverse effect on our profitability.

Our business generates low operating margins. Increases in cost of sales or operating expenses without corresponding increases in net sales would have a material adverse effect on the profitability of the Company on a consolidated basis.

We may not be able to sell excess or obsolete inventory to customers or third parties, which could have a material adverse impact on our consolidated financial condition.

The majority of our inventory purchases and commitments are based upon demand forecasts that our customers provide to us. The customers’ forecasts, and any changes to the forecasts, including cancellations, may lead to on-hand inventory quantities and on-order purchase commitments that are in excess of the customers’ revised needs, or on-hand inventory that becomes obsolete. If our contracts with customers do not require our customers to purchase, or our customers do not comply with contractual obligations to purchase, excess or obsolete inventory, our results of operations could be materially harmed. In recent years some of our OEM customers have experienced declining revenue, large losses, negative cash flows, and bankruptcies or defaults on borrowing arrangements. There is a risk that, in the future, these or other customers may not purchase inventory back from us despite contractual obligations, which could harm our results of operations. In addition, enforcement of these supply agreements may result in material expenses, delays in payment for inventory or disruptions in our customer relationships.

In addition, we are generally responsible for excess and obsolete inventory resulting from inventory purchases in excess of inventory needed to meet customer demand forecasts at the time the purchase commitments were made, as well as any inventory purchases outside those provided for in our agreements. For inventory which is not the customer’s responsibility, provisions are made when required to reduce any such excess or obsolete inventory to its estimated net realizable value, based on the quantity of such inventory on hand, our customers’ latest forecasts of production requirements, and our assessment of available disposition alternatives such as use of components on other programs, the ability and cost to return components to the vendor, and our estimates of resale values and opportunities. These assessments are based upon various assumptions and market conditions which are subject to rapid change, or which may ultimately prove to be inaccurate. Any material changes in our assumptions or market conditions could have a significant effect on our estimates of net realizable value, could necessitate material changes in our provisions for excess and obsolete inventory, and could have a material adverse impact on our consolidated financial condition. In addition, in the normal course of business, bona fide disagreements may arise over the amount or timing of such claims, and in order to avoid litigation expenses, collection risks, or disruption of customer relationships, we may elect to settle such disputes for lesser amounts than we believe we should be entitled to recover. In these instances, we must bear the economic loss of any such excess or obsolete inventory, which could have a material adverse impact on our consolidated financial condition.

We are exposed to risks associated with operating internationally.

Approximately 69.0%, 70.1% and 72.3% of our net sales from continuing operations during fiscal years 2006, 2005, and 2004, respectively, are the result of services delivered and products manufactured in countries outside the United States. As a result of our foreign sales and facilities, our operations are subject to a variety of risks and costs that are unique to international operations, including the following:

•	adverse movement of foreign currencies against the U.S. dollar in which our results are reported;

•	import and export duties, and value added taxes;

•	import and export regulation changes that could erode our profit margins or restrict exports or imports;

•	potential restrictions on the transfer of funds;

•	government and license requirements governing the transfer of technology and products abroad;

•	disruption of local labor supply or transportation services;

•	inflexible employee contracts in the event of business downturns;

•	the burden and cost of compliance with import and export regulations and foreign laws;

•	economic and political risks in emerging or developing economies;

•	risks of conflict and terrorism that could disrupt our or our customers’ and suppliers’ businesses; and

•	increased risk of improper payments or inappropriate business activities.

We have been granted tax holidays, which are effective through 2012 and 2011, respectively, subject to some conditions, for our Malaysian and Singapore sites. It is possible that the current tax holidays will be terminated or modified or that future tax holidays that we may seek will not be granted. If the current tax holidays are terminated or modified, or if additional tax holidays are not granted in the future or when our current tax holidays expire, our future effective income tax rate could increase.

Possible fluctuation of operating results from quarter to quarter and factors out of our control could affect the market price of our securities.

Our quarterly earnings or stock price may fluctuate in the future due to a number of factors including the following:

•	differences in the profitability of the types of manufacturing services we provide. For example, high velocity and low complexity printed circuit boards and systems assembly services have lower gross profit than low volume/complex printed circuit boards and systems assembly services;

•	our ability to maximize the hours of use of our equipment and facilities is dependent on the duration of the production run time for each job and customer;

•	the amount of automation that we can use in the manufacturing process for cost reduction varies, depending upon the complexity of the product being made;

•	our customers’ demand for our products and their ability to take delivery of our products and to make timely payments for delivered products;

•	our ability to optimize the ordering of inventory as to timing and amount to avoid holding inventory in excess of immediate production needs;

•	our ability to offer technologically advanced, cost-effective, quick response manufacturing services;

•	our ability to drive down manufacturing costs in accordance with customer and market requirements, which is dependent upon our ability to apply Lean Six Sigma operating principles;

•	fluctuations in the availability and pricing of components;

•	timing of expenditures in anticipation of increased sales;

•	cyclicality in our target markets;

•	fluctuations in our market share;

•	fluctuations in currency exchange rates;

•	expenses and disruptions associated with acquisitions and divestitures;

•	announcements of operating results and business conditions by our customers;

•	announcements by our competitors relating to new customers, technological innovation or new services;

•	economic developments in the electronics industry as a whole;

•	credit rating and stock analyst downgrades;

•	our ability to successfully implement changes to our enterprise resource planning systems;

•	political and economic developments in countries in which we have operations; and

•	general market conditions.

If our operating results in the future are below the expectations of securities analysts and investors, the market price of our outstanding securities could be harmed.

If we incur more restructuring-related charges than currently anticipated, our consolidated financial condition and results of operations may suffer.

We incurred approximately $14.0 million of restructuring and impairment costs relating to continuing operations in fiscal 2006 and approximately $91.1 million during fiscal 2005, and we anticipate incurring approximately $50 to $60 million of restructuring and impairment costs in the next 12 months under the Fiscal 2007 Restructuring Plan. If our estimates about previous and currently contemplated restructuring charges prove to be incorrect, our consolidated financial condition and results of operations may suffer. While we believe our capacity is appropriate for current revenue levels, we continue to evaluate our cost structure relative to future financial results and customer demand. If our estimates about future financial results and customer demand prove to be incorrect, our consolidated financial condition and consolidated results of operations may suffer.

Failure to attract and retain key personnel and skilled associates could hurt our operations.

Our continued success depends to a large extent upon the efforts and abilities of key managerial and technical associates. Losing the services of key personnel could harm us. Our business also depends upon our ability to continue to attract and retain key executives, senior managers and skilled associates. Our failure to attract and retain key personnel and a high rate of turnover could harm our business.

We depend on limited or sole source suppliers for critical components. The inability to obtain sufficient components as required, and under favorable purchase terms, would harm our business.

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

We compete with a number of different contract manufacturers, depending on the type of service we provide or the geographic locale of our operations. Our industry is intensely competitive and many of our competitors may have greater manufacturing, financial, R&D or marketing resources than we have. In order to compete, we may have to provide our manufacturing and other services at lower margins, or we may lose customers. In addition, we may not be able to offer prices as low as some of our competitors because those competitors may have lower cost structures as a result of their geographic location or the services they provide, or because such competitors are willing to accept business at lower margins in order to utilize more of their excess capacity. In that event, our net sales would decline. We also expect our competitors to continue to improve the performance of their current products or services, to reduce their current products or service sales prices and to introduce new products or services that may offer greater value-added performance and improved pricing. If we are unable to improve our capabilities substantially, any of these could cause a decline in sales, loss of market acceptance of our products or services and corresponding loss of market share, or profit margin compression. We have experienced instances in which customers have transferred all or certain portions of their business to competitors in response to more attractive pricing quotations than we have been willing to offer to retain such customers, and there can be no assurance that we will not lose business in the future in response to such competitive pricing or other inducements which may be offered by our competitors.

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

In the past several years, we completed several strategic transactions with OEM customers. Under these arrangements, we generally acquired inventory, equipment and other assets from the OEM, and leased (or in some cases acquired) their manufacturing facilities, while simultaneously entering into multi-year supply agreements for the production of their products. There has been strong competition among EMS companies for these transactions, and this competition may continue to be a factor in customers’ selection of their EMS providers. These transactions contributed to a significant portion of our past revenue growth, as well as to a significant portion of our more recent restructuring charges and goodwill and intangible asset impairments. While we do not anticipate our acquisitions of OEM plants and equipment in the near future to return to the levels at which they occurred in the recent past, there may be occasions on which we determine it to be advantageous to complete acquisitions in selected geographic or industry markets. As part of such arrangements, we would typically enter into supply agreements with the divesting OEMs, but such agreements generally do not require any minimum volumes of purchases by the OEM and the actual volume of purchases may be less than anticipated. Arrangements which may be entered into with divesting OEMs typically would involve many risks, including the following:

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

Our ability to manage and integrate future acquisitions will require successful integration of such acquisitions into our manufacturing and logistics infrastructure, and may require enhancements or upgrades of accounting and other internal management systems and the implementation of a variety of procedures and controls. We cannot guarantee that significant problems in these areas will not occur. Any failure to enhance or expand these systems and implement such procedures and controls in an efficient manner and at a pace consistent with our business activities could harm our consolidated financial condition and results of operations. In addition, we may experience inefficiencies from the management of geographically dispersed facilities and incur substantial infrastructure and working capital costs. We incurred approximately $14.0 million of restructuring and impairment costs relating to continuing operations in fiscal 2006 and approximately $91.1 million during fiscal 2005. See also the Risk Factor entitled “If we incur more restructuring-related charges than currently anticipated, our consolidated financial condition and results of operations may suffer.”

If we have a material weakness in our internal controls over financial reporting, investors could lose confidence in the reliability of our financial statements, which could result in a decrease in the value of our securities.

One or more material weaknesses in our internal controls over financial reporting could occur or be identified in the future. In addition, because of inherent limitations, our internal controls over financial reporting may not prevent or detect misstatements, and any projections of any evaluation of effectiveness of internal controls to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with our policies or procedures may deteriorate. If we fail to maintain the adequacy of our internal controls, including any failure or difficulty in implementing required new or improved controls, our business and results of operations could be harmed, we may not be able to provide reasonable assurance as to our financial results or meet our reporting obligations and there could be a material adverse effect on the price of our securities.

If our products are subject to warranty or liability claims, we may incur significant costs.

Our customers may experience defects in our designs or deficiencies with respect to our manufacturing services. We may be exposed to warranty or manufacturers’ liability claims as a result of these defects or deficiencies, and some claims may relate to customer product recalls. A claim for damages arising as a result of such defects or deficiencies could have a material adverse effect on our business, results of operations and financial condition. A claim for such damages, or a product recall conducted by one of our customers, also could have an adverse effect on our business reputation.

In addition, as we increase our engagements with customers in the medical device and automotive industries, we may have greater exposure to product and personal injury liability claims, as well as to liabilities relating to product recalls. Any claim, regardless of merit, may be time-consuming and expensive to resolve, and a successful claim could have a material adverse effect on our results of operations and financial condition.

We may not have sufficient insurance coverage for certain of the risks and liabilities we assume in connection with the products and services we provide to our customers.

We carry various forms of business and liability insurance that we believe are typical for companies in our industry. However, we may not have sufficient insurance coverage for certain risks and liabilities we assume in connection with the products and services we provide to our customers, such as potential warranty, product liability and product recall claims. Such liability claims may only be partially covered under our insurance policies. We continue to monitor the insurance marketplace to evaluate the need to obtain additional insurance coverage in the future. Costs associated with potential claims and liabilities for which we do not have sufficient insurance coverage could have a material adverse effect on our results of operations, financial condition and liquidity.

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

Notwithstanding our divestiture of certain businesses in recent years, we remain subject to certain indemnification obligations for a period of time after completion of the divestitures.

The sale agreements for the businesses we divested in recent years contain indemnification provisions pursuant to which we may be required to indemnify the buyer of the divested business for liabilities, losses, or expenses arising out of breaches of covenants and certain breaches of representations and warranties relating to the condition of the business prior to and at the time of sale. While we believe, based upon the facts presently known to us, that we have made adequate provision for any such potential indemnification obligations, it is possible that other facts may become known in the future which may subject us to claims for additional liabilities or expenses beyond those presently anticipated and provided for. Should any such unexpected liabilities or expenses be of a material amount, our finances could be adversely affected.

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

As of August 31, 2006, we had outstanding foreign exchange forward contracts with a total notional amount of approximately $293.2 million related to continuing operations. The change in value of the foreign exchange forward contracts resulting from a hypothetical 10% change in foreign exchange rates would be offset by the remeasurement of the related balance sheet items, the result of which would not be significant.

The primary objective of our investment activities is to preserve principal, while at the same time maximize yields without significantly increasing risk. To achieve this objective, we maintain our portfolio of cash equivalents in a variety of securities, including government and corporate obligations, certificates of deposit and money market funds. As of August 31, 2006, substantially our entire portfolio was scheduled to mature in less than three months. A hypothetical 10% change in interest rates would not have a material effect on the fair value of our investment portfolios.

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

In general, we are not directly responsible for compliance with laws like Waste Electrical and Electronic Equipment (WEEE) and Restrictions of Hazardous Substances (RoHS). However, some customers may require that we take responsibility for the non-compliance risk of some or all of the components we procure for the customer product. Solectron requires all of its suppliers to comply with all hazardous substance laws and regulations and employs inventory management processes to mitigate non-compliance risk. Failure to have the capability of delivering the products which comply with these present and future environmental laws and regulations could restrict our ability to expand facilities, or could require us to acquire costly equipment or to incur other significant expenses to comply with environmental regulations, and could impair our relations with our customers. Moreover, to the extent we are found non-compliant with any environmental laws and regulations applicable to our activities, we may incur substantial fines and penalties.

Our ongoing implementation of new enterprise resource planning (ERP) software and systems may cause disruptions in our business operations.

The ongoing implementation of new ERP software and systems at various Solectron sites domestically and internationally is a technically intensive process, requiring extensive testing, modifications, customization and project coordination. We may experience disruptions in our business operations from time to time relating to these implementation efforts or as a result of complications with the software or systems, and such disruptions may have a material adverse effect on our business, consolidated financial condition and results of operations.

We may not be able to adequately protect or enforce our intellectual property rights and could become involved in intellectual property disputes.

In the past we have been and may from time to time continue to be notified of claims that we may be infringing patents, copyrights or other intellectual property rights owned by other parties. In the event of an infringement claim, we may be required to spend a significant amount of money to develop a non-infringing alternative, to obtain licenses, or to defend against the claim. We may not be successful in developing such an alternative or obtaining a license on reasonable terms, if at all. Any litigation, even where an infringement claim is without merit, could result in substantial costs and diversion of resources. Accordingly, the resolution or adjudication of intellectual property disputes could have a material adverse effect on our business, consolidated financial condition and results of operations.

Our ability to effectively compete may be affected by our ability to protect our proprietary information. We hold a number of patents, patent applications, and various trade secrets and license rights. These patents, trade secrets, and license rights may not provide meaningful protection for our proprietary manufacturing processes, equipment innovations and products, or we might find it necessary to initiate litigation proceedings to protect our intellectual property rights. Any such litigation could be lengthy and costly and could harm our consolidated financial condition.

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

Unanticipated changes in our tax rates or in our exposure to additional tax liabilities could affect our operating results and financial condition.

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

We have received an examination report from the Internal Revenue Service proposing a tax deficiency in certain of our tax returns, and the outcome may have a material adverse effect on our results of operations and cash flows.

The Internal Revenue Service (“IRS”) and other tax authorities regularly examine our income tax returns. In the quarter ended May 31, 2006, the IRS completed its field examination of the Company’s federal income tax returns for fiscal years 2001 and 2002 and issued a Revenue Agent’s Report (“RAR”). The RAR is not a final Statutory Notice of Deficiency, and we filed a protest during the quarter ended August 25, 2006 to protest certain of the proposed adjustments with the Appeals Office of the IRS. The most significant of the disputed adjustments relates to transfer pricing arrangements that the Company has with its foreign subsidiaries. We believe that the proposed IRS adjustments are inconsistent with applicable tax laws, and that the Company has meritorious defenses to the proposed adjustments.

In determining the adequacy of our provision for income taxes, we regularly assess the likelihood of adverse outcomes resulting from tax examinations, including the IRS RAR for the fiscal years 2001 and 2002. Based upon that assessment, Solectron may establish contingency reserves for income taxes in various jurisdictions. The estimate of appropriate tax reserves is based upon the amount of prior tax benefit that might be at risk upon audit and the reasonable estimate of the amount at risk. However, the ultimate outcome of the tax examination process is always uncertain, including the total amount payable or the timing of any such payments upon resolution of these issues. In addition, we cannot assure you that such amount will not be materially different than that which is reflected in our historical income tax provisions and accruals. Should the IRS or other tax authorities assess additional taxes as a result of a current or future examinations, we may be required to record charges to operations in future periods that could have a material impact on the results of operations, financial position or cash flows in the applicable period or periods recorded.

Item 1b.	Unresolved Staff Comments

None.

Item 2.	Properties

The table below lists our facilities leased or owned as of August 31, 2006:

	Square
Location	Footage	Primary Use

Continuing Operations
Americas Region
Latin America
Brazil	233,000	PCBA, Systems Integration, Repair & Refurbish, Design & Engineering
Mexico	865,000	PCBA, Systems Integration, Repair & Refurbish, Design & Engineering
Puerto Rico	164,000	PCBA & Systems Integration

Total Latin America	1,262,000
United States and Canada
Canada	768,000	PCBA, Systems Integration, Repair & Refurbish, Design & Engineering
California	888,000	NPI, PCBA, Systems Integration, Repair & Refurbish, Design & Engineering
Georgia	8,000	Office
Kentucky	310,000	Repair & Refurbish
Maryland	6,000	Office
Massachusetts	75,000	PCBA
Michigan	14,000	Office
New Jersey	164,000	Systems Integration
North Carolina	1,252,000	PCBA, Systems Integration, Repair & Refurbish, Design & Engineering
South Carolina	313,000	Systems Integration, Design & Engineering
Tennessee	275,000	Repair & Refurbish
Texas	864,000	PCBA, Systems Integration, Repair & Refurbish, Design & Engineering

Total United States and Canada	4,937,000
Americas Region Total	6,199,000

European Region
France	334,000	PCBA, Systems Integration, Repair & Refurbish, Design & Engineering
Germany	90,000	PCBA & Systems Integration, Design and Engineering
Hungary	301,000	PCBA & Systems Integration, Repair & Refurbish
Netherlands	202,000	Repair & Refurbish, Office
Romania	460,000	PCBA & Systems Integration, Design and Engineering
Scotland	168,000	PCBA & Systems Integration, Design and Engineering
Sweden	280,000	PCBA & Systems Integration, Design and Engineering
Turkey	75,000	PCBA & Systems Integration
United Kingdom	195,000	Repair & Refurbish, Enclosures, Parts Management, Design & Engineering

	Square
Location	Footage	Primary Use

European Region Total	2,105,000

Asia Region
Australia	133,000	Repair & Refurbish
China	1,253,000	PCBA, Systems Integration, Repair & Refurbish, Design & Engineering
India	51,000	PCBA, Repair & Refurbish
Indonesia	165,000	PCBA & Systems Integration
Japan	260,000	NPI, PCBA, Systems Integration, Repair & Refurbish, Design & Engineering
Malaysia	1,032,000	PCBA & Systems Integration, Design & Engineering
Singapore	423,000	PCBA, Systems Integration, Repair & Refurbish, Design & Engineering
Taiwan	3,000	Office
Asia Region Total	3,320,000

Total Facilities in Use	11,624,000
Total Restructured Facilities*	1,633,000

*	These facilities are excluded from the list above as they are closed or are in the process of closing as of August 31, 2006.

Item 3.	Legal Proceedings

Solectron is from time to time involved in various litigation and legal matters arising in the normal course of its business operations. Management believes that the final resolution of these matters will not have a material adverse effect on the Company’s consolidated financial position, cash flows, or results of operations. By describing any particular matter, Solectron does not intend to imply that it or its legal advisors have concluded or believe that the outcome of any of those particular matters is or is not likely to have a material adverse impact upon Solectron’s consolidated financial position, cash flows or results of operations.

Solectron has settled the previously reported shareholder class action lawsuit entitled Abrams v. Solectron Corporation et al., Case No. C-03-0986 CRB, filed in the United States District Court for the Northern District of California, on terms not considered to be material to Solectron. Court approval of the settlement terms was obtained on March 3, 2006.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

Executive Officers of Solectron

Our executive officers and their ages as of August 31, 2006 are as follows:

Name	Age	Position

Michael R. Cannon	53	President and Chief Executive Officer
Douglas Britt	41	Executive Vice President, Sales and Account Management
Todd DuChene	43	Executive Vice President, General Counsel and Secretary
Craig London	60	Executive Vice President, Global Services
Marty Neese	44	Executive Vice President, Operations
Kevin O’Connor	47	Executive Vice President and Chief Administrative Officer
David Purvis	54	Executive Vice President and Chief Technical Officer
Paul Tufano	53	Executive Vice President and Chief Financial Officer
Perry G. Hayes	53	Senior Vice President, Treasurer and Investor Relations
Warren J. Ligan	53	Senior Vice President and Chief Accounting Officer

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

Mr. DuChene joined Solectron in 2005 with more than 17 years of legal experience. As executive vice president, general counsel and secretary, Mr. DuChene is responsible for all Solectron legal, regulatory and governmental affairs. Prior to Solectron, from 1996 to March 2005, he served as an executive officer of Fisher Scientific International Inc., manufacturer and distributor of scientific research, healthcare and safety products, most recently as senior vice president, corporate development, chief legal officer and secretary. Prior to that, Mr. DuChene was senior vice president, general counsel and secretary of OfficeMax, Inc., a retailer. Previously, Mr. DuChene was a lawyer with the national law firm of Baker & Hostetler, in the firm’s Cleveland office. Mr. DuChene holds a bachelor’s degree in political science from the College of Wooster and a J.D. from the University of Michigan Law School.

Mr. London joined Solectron in 2002 with nearly 30 years of sales, marketing and engineering management experience in the electronics industry. As executive vice president of Solectron Global Services, Mr. London is responsible for this business unit that offers repair, logistics, parts management, remarketing and field based services. Previously, Mr. London was executive vice president and president of Solectron’s Technology Solutions business unit. Mr. London came to Solectron from Safeguard Scientifics, Inc., a diversified information technology company that identifies, develops and operates emerging technologies, where he served as an executive officer and managing director, Technology Product companies. Previously, he was president and chief executive officer of Diva Communications, Inc., a wireless communications equipment manufacturer. Mr. London also held executive management positions in sales, service and operations in the United States and Asia during his eight years with Nortel Networks. He also held various management positions at Rockwell International Telecommunications, Electronic Systems Associates, Pacific Telephone and AT&T. Mr. London holds a master’s degree in business administration from Pepperdine University and a bachelor’s degree in physics from the University of California, Berkeley.

Mr. Neese joined Solectron in 2004 with more than 15 years of sales, account management and operational leadership experience in the electronic manufacturing services industry. As executive vice president of Operations, Mr. Neese is responsible for worldwide global manufacturing, materials management and new product introduction. Prior to this role, Mr. Neese was Solectron’s executive vice president of Program Management and Supply Chain Solutions. Mr. Neese came to Solectron from Sanmina-SCI, where he served as vice president of Worldwide Sales Operations. He was responsible for all customer-relationship activities, including sales, margins, quotations/proposals and customer retention. Prior to that position, Mr. Neese led Sanmina-SCI’s program management activities. Mr. Neese arrived at Sanmina-SCI by way of Jabil Circuit, Inc., where he served as an SMT line production manager and director of Business Development. Previously, Mr. Neese served in the U.S. Army as a battery commander and battalion supply and logistics officer. Mr. Neese holds a master’s degree in business administration from the University of Florida and a bachelor’s degree in quantitative business systems from the U.S. Military Academy at West Point.

Mr. O’Connor joined Solectron in 2002 and has more than 25 years of experience in human resources. As executive vice president, and chief administrative officer, he is responsible for Solectron’s corporate human resources program and infrastructure to support the needs of the corporation and its business units, corporate communications and corporate security. Before joining Solectron, Mr. O’Connor served as senior vice president, human resources for Axcelis Technologies. Prior to Axcelis, Mr. O’Connor served as vice president, global human resources for Iomega Corporation. Before Iomega, he held a variety of senior human resources roles for Dell Computer, Frito-Lay (a division of PepsiCo) and Sperry Flight Systems. Mr. O’Connor holds a degree in management with an emphasis in industrial relations from Arizona State University.

Mr. Purvis joined Solectron in 2003 and has more than 30 years of experience in engineering and technology management. As executive vice president and chief technical officer, Mr. Purvis is responsible for Solectron’s product design and engineering, Solectron’s Enclosures business and Solectron’s Quality function. Prior to Solectron, Mr. Purvis served as chief technology officer with John Deere, where he led the engineering, information technology and corporate quality functions for the agricultural and forestry equipment manufacturer. Previously, Mr. Purvis spent more than 16 years with Allied Signal/Honeywell in a variety of senior design and engineering roles in the aerospace and automotive industries, including vice president of engineering for Honeywell’s Aerospace Electronics Systems Business. Mr. Purvis also has experience with electronics in the industrial, medical and analytical industries through several management and technology related positions with Monsanto, Fermi National Accelerator Laboratory, Packard Instruments and Allstate Insurance Company. Mr. Purvis holds a bachelor’s degree in applied mathematics from the University of Illinois.

Mr. Tufano joined Solectron in January 2006 with more than 25 years of extensive financial and management experience. As chief financial officer, Mr. Tufano leads our finance and investor relations and information technology activities. Prior to Solectron, Mr. Tufano served in several executive leadership roles at Maxtor Corporation, including chief executive officer, chief operating officer and chief financial officer from 1996 to 2004. From 1979 to 1996, Mr. Tufano held a variety of management positions at International Business Machines Corporation (IBM). He served as manager of worldwide logistics for IBM’s storage systems division, manager of plans and controls for IBM’s desktop and mobile storage products business unit, and controller for IBM’s San Jose, California facility. Mr. Tufano also serves on the board of Teradyne, a leading supplier of automatic test equipment.

Mr. Tufano holds a bachelor’s degree in economics from St. John’s University and a master of business degree from Columbia University.

Mr. Hayes joined Solectron in 1999 with extensive financial and management experience in the technology and banking industries. As senior vice president, investor relations and treasurer, Mr. Hayes is responsible for financing and capital market activities, as well as corporate liquidity and risk management. He also manages Solectron’s interaction with investors, institutional shareholders, financial analysts and credit rating agencies. Prior to Solectron, Mr. Hayes held senior treasury positions with Dell Computer and AirTouch Communications, Inc. He also has more than 10 years of international finance and banking experience as a vice president with Bank of America, working out of that company’s San Francisco, London and New York locations. Mr. Hayes holds a master’s degree in international business from the University of South Carolina.

Mr. Ligan joined Solectron in 2000 with more than 20 years of extensive financial and management experience. As senior vice president and chief accounting officer, Mr. Ligan is responsible for corporate accounting; tax; external reporting; and the company’s financial shared services. Prior to this role, Mr. Ligan served as vice president, global taxation, managing Solectron’s global tax position. Mr. Ligan came to Solectron from Chiquita Brands International, where as senior vice president and chief financial officer he oversaw all corporate financial functions, as well as purchasing and IT. Before Chiquita, Mr. Ligan held a variety of financial and tax management positions with the Monsanto Company and its subsidiary G.D. Searle & Co., The Upjohn Company, Coopers & Lybrand, and Football News Co. He began his career in the corporate accounting department of Chrysler Corporation. Mr. Ligan holds a bachelor’s degree in business administration from the Walsh College of Accountancy & Business Administration, and a law degree from the Detroit College of Law. He also holds a master’s of law degree in taxation from DePaul University.

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

	Year Ended August 31
	2006		2005
	High	Low	High	Low

Fourth quarter	$3.70	$2.81	$4.40	$3.50
Third quarter	$4.13	$3.51	$5.10	$3.08
Second quarter	$3.93	$3.50	$6.69	$4.62
First quarter	$4.16	$3.40	$6.20	$4.78

We have not paid any cash dividends since our inception and do not intend to pay any cash dividends in the foreseeable future. Covenants contained in our debt financing agreements allow the payment of cash dividends, subject to certain conditions. As of October 31, 2006, there were 6,709 stockholders of record based on data obtained from our transfer agent.

Issuer Purchases of Equity Securities

On November 1, 2005, Solectron’s Board of Directors approved a stock repurchase program whereby the Company is authorized to repurchase up to $250 million of the Company’s common stock pursuant to a 10b5-1 trading plan. Solectron commenced this $250 million repurchase program at the end of the quarter ended February 28, 2006. During the fourth fiscal quarter of 2006, Solectron repurchased 7.9 million shares of its common stock at an average price of $3.20 per share for approximately $25.2 million.

The following table summarizes the company’s repurchases of its common stock during the quarter ended August 31, 2006 (in millions, except for per share price):

			Total Number of Shares	Approximate Dollar Value of
	Total Number		Purchased as Part of	Shares that May Yet be
	of Shares	Average Price	Publicly Announced	Purchased Under the
Period	Purchased	Paid per Share	Plans or Programs	Plans or Programs

June 2006	2.2	$3.45	9.1	$216.0
July 2006	2.4	$3.19	11.5	$208.4
August 2006	3.3	$3.04	14.8	$198.4

As of August 31, 2006, Solectron had committed to repurchase an additional 0.4 million shares for approximately $1.2 million, which settled subsequent to August 31, 2006.

Item 6.	Selected Financial Data

The following selected historical financial information of Solectron has been derived from the historical consolidated financial statements and should be read in conjunction with the consolidated financial statements and the notes included therein. For further discussion of factors that could affect comparability of these consolidated financial statements, see the notes following the table.

Consolidated Statement of Operations Data (in millions, except per share data)

	Twelve Months Ended August 31
	2006	2005	2004	2003	2002

Net sales	$10,560.7	$10,441.1	$11,638.3	$9,828.3	$10,738.7
Cost of sales	10,013.1	9,868.8	11,068.6	9,388.4	10,234.8

Gross profit	547.6	572.3	569.7	439.9	503.9
Operating expenses:
Selling, general and administrative	433.3	412.8	446.7	566.9	661.4
Restructuring and impairment costs(1)	14.0	91.1	177.9	604.8	787.7
Goodwill impairment costs(2)	—	—	—	1,620.1	2,500.0

Operating income (loss)	100.3	68.4	(54.9)	(2,351.9)	(3,445.2)
Interest and other income (expense)	16.8	(63.2)	(210.8)	(131.5)	(74.1)

Income (loss) from continuing operations before income taxes	117.1	5.2	(265.7)	(2,483.4)	(3,519.3)
Income tax (benefit) expense	(1.3)	15.7	(3.3)	525.5	(450.0)

Income (loss) from continuing operations	$118.4	$(10.5)	$(262.4)	$(3,008.9)	$(3,069.3)
Discontinued operations:
Income (loss) from discontinued operations	$15.6	$16.8	$93.7	$(331.7)	$(59.1)
Income tax expense (benefit)	—	2.9	8.7	112.0	(18.7)

Income (loss) on discontinued operations	15.6	13.9	85.0	(443.7)	(40.4)

Income (loss) before cumulative effect of change in accounting principle	134.0	3.4	(177.4)	(3,452.6)	(3,109.7)
Cumulative effect of change in accounting principle, net	(0.8)	—	—	—	—

Net income (loss)	$133.2	$3.4	$(177.4)	$(3,452.6)	$(3,109.7)

Basic net income (loss) per share:
Continuing operations	$0.13	$(0.01)	$(0.30)	$(3.63)	$(3.93)
Discontinued operations	0.02	0.01	0.10	(0.54)	(0.05)

Basic net income (loss) per share	$0.15	$—	$(0.20)	$(4.17)	$(3.98)

Diluted net income (loss) per share:
Continuing operations	$0.13	$(0.01)	$(0.30)	$(3.63)	$(3.93)
Discontinued operations	0.02	0.01	0.10	(0.54)	(0.05)

Diluted net income (loss) per share	$0.15	$—	$(0.20)	$(4.17)	$(3.98)

Consolidated Balance Sheet Data (in millions)*:

	August 31
	2006	2005	2004	2003	2002

Working capital	$2,047.5	$2,009.4	$2,476.8	$1,696.6	$3,652.8
Total assets	5,373.6	5,257.8	5,864.0	6,570.3	10,990.0
Long-term debt	619.4	540.9	1,221.4	1,816.9	3,180.2
Stockholders’ equity	$2,413.7	$2,444.2	$2,418.9	$1,471.7	$4,771.4

*	Continuing and discontinued operations

(1)	Restructuring and impairment costs consist of the following:

•	2006 — (a) $12.9 million of impairment charges resulting from the impairment of certain long-lived assets, (b) $1.9 million of charges related to intangible assets, (c) $10.8 million reversal of restructuring charges resulting from a reduction in severance provision, and (d) a $10.0 million restructuring charge for facilities and other exit costs.

•	2005 — (a) $55.2 million of restructuring charges, principally arising from the Fiscal Year 2005 Restructuring Plan to consolidate facilities, reduce the workforce in Europe and North America, and impair certain long-lived assets, and (b) a $35.9 million impairment due to non-cash charges in connection with the sale of a facility in Japan.

•	2004 — (a) $130.4 million of restructuring charges and (b) a $47.5 million impairment of an intangible asset arising from our disengagement from certain product lines.

•	2003 — (a) $433.1 million of restructuring charges and (b) $171.7 million of impairment charges as the result of reduced expectations of sales to be realized under certain supply agreements.

•	2002 — (a) $596.5 million of restructuring charges and (b) $191.2 million of impairment charges as the result of reduced expectations of sales to be realized under certain supply agreements.

(2)	Goodwill impairments of approximately $1.6 billion and $2.5 billion were recorded in FY 2003 and FY 2002, respectively, as a result of significant negative industry and economic trends impacting Solectron’s operations and stock price.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our consolidated financial statements and the notes related to those consolidated financial statements contained in Part II, Item 8, “Consolidated Financial Statements and Supplementary Data” of this Form 10-K.

Overview

We provide a full range of global electronics manufacturing and supply-chain management services to the world’s leading technology, automotive, industrial and medical device firms.

Sales to a relatively small number of customers historically have made up a significant portion of our net sales and we expect that trend to continue in the future. Sales to our ten largest customers accounted for 61.4%, 61.6%, and 59.8%, for fiscal 2006, 2005, and 2004, respectively. Currently, our largest customer, Cisco Systems, accounted for 10% or more of our net sales for fiscal 2006, 2005 and 2004. Also, Nortel Networks accounted for 10% or more of our net sales for fiscal 2005.

Summary of Results

The following table sets forth, for the three year periods indicated, certain key operating results and other financial information (in millions):

	Years Ended August 31
	2006	2005	2004

Net sales	$10,560.7	$10,441.1	$11,638.3
Gross profit	547.6	572.3	569.7
Selling, general and administrative expense	433.3	412.8	446.7
Interest income	47.0	38.8	15.1
Interest expense	(28.5)	(56.5)	(145.3)
Income (loss) from continuing operations	$118.4	$(10.5)	$(262.4)

Net sales for fiscal 2006 increased 1.1% to $10.6 billion compared to $10.4 billion for fiscal 2005. The increase in net sales in fiscal 2006 when compared to fiscal 2005 is primarily due to a $124.2 million or 5.5% increase in computing and storage end market revenues resulting from an increase in consumer demand for computer servers. In addition, primarily attributable to an increase in sales of semiconductor manufacturing equipment, industrial sales revenue increased by $299.1 million or 48.4% when compared to the corresponding period in fiscal 2005. Revenue from the networking market increased by $147.2 million or 5.6% during fiscal 2006 when compared to the corresponding period in fiscal 2005. Partially offsetting these revenue increases for the year was a decrease in the consumer end market of $399.2 million or 27.9% largely due to a drop in cellular handset sales. Net sales for fiscal 2005 decreased 10.3% to $10.4 billion compared to $11.6 billion for fiscal 2004.

Net sales for fiscal 2005 decreased 10.3% to $10.4 billion compared to $11.6 billion for fiscal 2004. The decrease was in most end-markets, with the exception of the networking and automotive end-markets, which increased 3.8% and 9.9% respectively. Specific decreases include a 36.2% decrease in sales of consumer products; a 9.8% decrease in sales of computing and storage; a 5.5% decrease in sales of communication products; and a 2.5% decrease in industrial products. When comparing fiscal 2005 to fiscal 2004, the consumer end-market decreased by $0.8 billion which was primarily driven by a significant drop in demand for 3G cellular handsets and set-top boxes. In addition, set-top box businesses were adversely impacted due to existing products reaching end-of-life and newer model programs not yet ramping sufficiently to replace the revenue decline. The computing end-market decreased by $0.3 billion, primarily as a result of the disengagement from certain low-margin programs. The communication market decreased by $0.1 billion primarily as a result of seasonality and product transfers

Our gross profit percentages were 5.2%, 5.5%, and 4.9% for fiscal 2006, 2005 and 2004, respectively. The decrease in gross profit percentage from 5.5% in fiscal 2005 to 5.2% in fiscal 2006 was primarily due to zero margin component sales, an increase in freight costs, compensation expense from the adoption of SFAS 123R and an increase in ramp costs resulting from the acquisition of new business. Offsetting these costs were gross profit improvements resulting from the execution of our Lean Six Sigma manufacturing initiative (“Lean Initiative”), and increased discipline in the implementation of our quote process. The Lean Initiative has continued to give us improved flexibility, quality, and operational effectiveness and efficiency. The Lean Initiative encompasses identifying value more effectively. In general, the Lean Initiative in our manufacturing environment seeks to provide customers with what they require by using human effort, equipment, time and space more efficiently.

Selling, general and administrative (SG&A) expense (including research and development costs) increased in fiscal 2006 when compared to fiscal 2005 and decreased when compared to fiscal 2004. SG&A expense was 4.1%, 4.0%, and 3.8% as a percentage of net sales for fiscal 2006, 2005, and 2004, respectively. In absolute dollars, SG&A has decreased as a result of our cost reduction initiatives, restructuring activities and divestures.

Interest income increased in fiscal 2006 due to higher interest rates.

We have made significant progress in reducing our interest expense during the year ended August 31, 2006 and August 31, 2005 as a result of redemptions and settlements of our debt. In fiscal 2006, we settled all of the $150.0 million aggregate principal amount outstanding of our 7.375% unsubordinated notes. In fiscal 2005, we completed the redemption of all of the $500 million aggregate principal amount outstanding of our 9.625% senior notes. In fiscal 2004, we completed the early settlement of approximately 94% of our outstanding ACES and the cash settlement of $950.0 million of our outstanding LYONstm(. Our debt to capital ratio was 23% and 22% at the end of fiscal 2006 and fiscal 2005, respectively. The debt-to-capital ratio is calculated as total debt divided by total debt plus total shareholders’ equity. Our short-term and current portion of long-term debt at August 31, 2006 is $89.5 million and our remaining long-term debt is $619.4 million.

Key Performance Indicators

Management regularly reviews the following financial performance indicators to assess the Company’s operating results. The following table sets forth, for the quarterly periods indicated, certain of management’s key financial performance indicators.

Three Months Ended
	August 31,	May 31,	February 28,	November 30,
	2006	2006	2006	2005

Inventory turns	7.3 turns	7.2 turns	7.4 turns	8.0 turns
Days sales outstanding (DSO)	43 days	42 days	44 days	45 days
Days payable outstanding (DPO)	53 days	54 days	54 days	53 days
Cash-to-cash cycle (C2C)	39 days	38 days	40 days	37 days
Capital expenditures (in millions)	$40.9	$46.0	$50.7	$58.9

Three Months Ended
	August 31,	May 31,	February 28,	November 30,
	2005	2005	2005	2004

Inventory turns	7.9 turns	8.1 turns	7.9 turns	7.1 turns
Days sales outstanding (DSO)	46 days	46 days	46 days	50 days
Days payable outstanding (DPO)	54 days	50 days	48 days	50 days
Cash-to-cash cycle (C2C)	38 days	41 days	44 days	51 days
Capital expenditures (in millions)	$48.4	$35.9	$34.1	$32.0

Inventory turns is calculated as the ratio of cost of sales compared to the average inventory for the quarter. The degradation in inventory turns during fiscal 2006 was primarily the result of the acquisition of inventory related to new program wins. DSO is calculated as the ratio of average accounts receivable, net, for the quarter compared to daily net sales for the quarter. DPO is calculated as the ratio of average accounts payable during the quarter compared to daily cost of sales for the quarter. The C2C cycle is determined by taking the ratio of 360 days compared to inventory turns plus DSO minus DPO. In fiscal 2006, total C2C has remained largely flat, however, the component make-up has changed since the fourth quarter of fiscal 2005. During fiscal 2006, inventory turns and DPO have deteriorated while DSO has improved. Capital expenditures are primarily related to equipment purchases supporting increased demand in certain products, new programs and information technology projects.

Critical Accounting Policies and Estimates

Management is required to make judgments, assumptions and estimates that affect the amounts reported when we prepare consolidated financial statements and related disclosures in conformity with generally accepted accounting principles in the United States. Note 1, “Summary of Significant Accounting Policies,” to the consolidated financial statements in this Annual Report on Form 10-K describes the significant accounting policies and methods used in the preparation of our consolidated financial statements. Estimates are used for, but not limited to, our accounting for revenue recognition, inventory valuation, allowance for doubtful accounts, goodwill, intangible assets, restructuring and related impairment costs, income taxes, loss contingencies and stock-based compensation. Actual results could differ from these estimates. The following critical accounting policies are

(     (tm) Trademark of Merrill Lynch & Co. Inc.

impacted significantly by judgments, assumptions and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition

Solectron principally generates revenues from the manufacture of products for customers, the repair of both in-warranty and out-of-warranty products, and the provision of supply chain services. The Company also derives revenues from sales of certain inventory, including raw materials, to customers who reschedule, amend or cancel purchase orders after we have procured inventory to fulfill their purchase orders. The Company recognizes manufacturing revenue, net of estimated product return costs, generally, upon shipment of goods to customers and in certain cases when the goods are received by its customer, title and risk of ownership have passed, the price to the buyer is fixed or determinable and recoverability is reasonably assured. Generally, there are no formal customer acceptance requirements related to manufacturing services. If such requirements or obligations exist, then the Company recognizes revenues at the time when such requirements are completed and the obligations are fulfilled. The Company recognizes service revenue when the services have been performed, and the related costs are expensed as incurred.

We record reductions to revenue for customer incentive programs in accordance with the provisions of Emerging Issues Task Force (EITF) Issue No. 01-09, “Accounting for Consideration Given from a Vendor to a Customer (Including a Reseller of the Vendor’s Products).” Such incentive programs include premium payments and rebates. Premium payments are up-front payments to customers at program inception, made as a part of a competitive bidding arrangement, and sometimes in lieu of acquiring manufacturing assets and workforce from the customer. Premium payments are recognized either up-front or over time based on the terms of the customer agreement. In order to recognize a premium over time, the customer agreement must clearly state that we are entitled to a refund of the premium payment from the customer, either pro rata or otherwise, if certain production levels are not achieved. Where such contractual recovery provisions exist, we believe that a probable future economic benefit exists and, thus, establish an asset, which is amortized against revenue as product or service delivery occurs under the contract. When the contractual recovery provisions do not exist, we record the premium payment as an immediate up-front reduction of revenues. For those incentives that require the estimation of future sales, such as for rebates, we use historical experience and internal and customer data to estimate the sales incentive at the time revenue is recognized. In the event that the actual results of these items differ from the estimates, adjustments to the sales incentive accruals are recorded. To date, these adjustments have not been material.

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

Inventory Valuation

Our inventories are stated at the lower of weighted average cost or market. Our industry is characterized by rapid technological change, short-term customer commitments and rapid changes in demand, as well as other factors that may influence the recoverability of inventories. We make provisions for estimated excess and obsolete inventory based on our regular reviews of inventory quantities on hand and the latest forecasts of product demand and production requirements from our customers. Our provisions for excess and obsolete inventory are also impacted by our contractual arrangements with our customers including our ability or inability to re-sell such inventory to them. If actual market conditions or our customers’ product demands are less favorable than those projected or if our customers are unwilling or unable to comply with any contractual arrangements related to excess and obsolete inventory, additional provisions may be required. If an additional 0.2% to 0.5% of our inventory were determined to be excess and obsolete at August 31, 2006, our fiscal 2006 gross profit and operating income from continuing operations before income taxes would have each decreased by $3.0 million to $7.6 million.

Allowance for Doubtful Accounts

Another area of judgment affecting reported revenue and net income is management’s estimate of receivables that will ultimately be collected. We evaluate the collectibility of our accounts receivable based on a combination of factors. This risk is mitigated by (i) sales to well-established companies, (ii) ongoing credit evaluation of our customers, and (iii) frequent contact with our customers, especially our most significant customers, which enables us to monitor current changes in business operations and to respond accordingly. When we are aware of circumstances that may impair a specific customer’s ability to meet its financial obligations to us, we record a specific allowance against amounts due to us and thereby reduce the net receivable to the amount we reasonably believe is likely to be collected. For all other customers, we recognize allowances for doubtful accounts based on the length of time the receivables are outstanding, industry and geographic concentrations, the current business environment and our historical experience. If the financial condition of our customers deteriorates or if economic conditions worsen, additional allowances may be required. Using this information, management reserves an amount that is believed to be uncollectible. Based on management’s analysis of uncollectible accounts, reserves totaling $14.5 million or 1.0% of the gross accounts receivable balance were established at August 31, 2006, compared with $22.3 million or 1.9% of the gross accounts receivable balance at August 31, 2005.

Goodwill

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), we review the carrying amount of goodwill for impairment on an annual basis during the fourth quarter (as of June 1). Additionally, we perform an impairment assessment of goodwill whenever events or changes in circumstances indicate that the carrying value of goodwill may not be recoverable. Significant changes in circumstances can be both internal to our strategic and financial direction, as well as changes to the competitive and economic landscape. We have determined that there is a single reporting unit for the purpose of goodwill impairment tests under SFAS No. 142. For purposes of assessing the impairment of our goodwill, we estimate the value of the reporting unit using our market capitalization as the best evidence of fair value. This fair value is then compared to the carrying value of the reporting unit. If the fair value of the reporting unit is less than its carrying value, we then allocate the fair value of the unit to all the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit’s fair value was the purchase price to acquire the reporting unit. The excess of the fair value of the reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of the goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The process of evaluating the potential impairment of goodwill is subjective and requires judgment at many points during the test including future revenue forecasts, discount rates and various reporting unit allocations.

Impairment of Long-Lived Assets

Solectron evaluates long-lived assets, such as property, plant and equipment and intangible assets obtained in acquisitions such as supply agreements, intellectual property, and contractual — non-contractual customer relationships for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). When conducting our impairment analysis, assets are grouped at the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets or liabilities. Intangible assets subject to impairment testing whenever events or changes in circumstances indicate total $16.3 million as of August 31, 2006. We assess the fair value of the assets based on the undiscounted future cash flow the assets are expected to generate and recognize an impairment loss when estimated undiscounted future cash flow expected to result from the use of the asset plus net proceeds expected from disposition of the asset, if any, are less than the carrying value of the asset. When we identify an impairment, we reduce the carrying amount of the asset to its estimated fair value based on a discounted cash flow approach, or, when available and appropriate, to comparable market values. There is significant judgment involved in determining these cash flows.

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

Severance and benefit costs have been recorded in accordance with SFAS No. 112, “Employer’s Accounting for Postemployment Benefits,” as we concluded that we had a substantive severance plan based on past restructuring actions in many of the geographies in which we operate. These costs are recognized when Solectron management has committed to a formal restructuring plan and the severance costs are probable and estimable. We apply the provisions of SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” relating to one-time termination benefits to both (1) severance activities in geographies where we do not have a substantive severance plan and (2) situations in which the severance benefits offered to employees within a given geography are in excess of those offered under prior restructuring plans. Severance costs accounted for under SFAS No. 146 are recognized when Solectron management having the appropriate authorization has committed to a restructuring plan and communicated those actions to employees. Our estimate of severance and benefit costs assumptions are subjective as they are based on estimates of employee attrition and assumptions about future business opportunities.

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

Income Taxes

We currently have significant deferred tax assets in certain jurisdictions resulting from tax credit carry forwards, net operating losses and other deductible temporary differences, which will reduce taxable income in such jurisdictions in future periods. We have provided valuation allowances for future tax benefits resulting from U.S. and certain foreign net operating loss carry forwards and for certain other U.S. and foreign deductible temporary differences where we believe future realizability is in doubt. SFAS No. 109 requires a valuation allowance be established when it is “more likely than not” that all or a portion of deferred tax assets will not be realized, and further provides that it is difficult to conclude that a valuation allowance is not needed when there is negative evidence in the form of cumulative losses in recent years. Therefore, cumulative losses weigh heavily in the overall assessment. In the third quarter of fiscal year 2003, we established a valuation allowance for most of our deferred tax assets. This was primarily due to cumulative losses from prior years and uncertainty regarding our ability to generate certain minimum levels of taxable income within the next three years. We have not yet established a sustained level of profitability since that time in those countries in which the deferred tax assets arose and thus expect to record a full valuation allowance on future tax benefits. Our ability to realize sustained profitability in those jurisdictions in the near term is uncertain as Solectron derives the majority of its revenue from low-cost locations. It is these low-cost locations where Solectron anticipates reporting taxable profits. Solectron will not be able to offset any tax expense associated with these taxable profits with the unrecognized deferred tax assets described above. As a result of our assessment, our total valuation allowance on deferred tax assets arising from continuing operations is approximately $1.6 billion at August 31, 2006.

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

In the quarter ended May 31, 2006, the IRS completed its field examination of the Company’s federal income tax returns for fiscal years 2001 and 2002 and issued a Revenue Agent’s Report (“RAR”). The RAR is not a final Statutory Notice of Deficiency, and we filed a protest during the quarter ended August 25, 2006 to protest certain of the proposed adjustments with the Appeals Office of the IRS. The most significant of the disputed adjustments relates to transfer pricing arrangements that the Company has with its foreign subsidiaries. We believe that the proposed IRS adjustments are inconsistent with applicable tax laws, and that the Company has meritorious defenses to the proposed adjustments.

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

Stock-Based Compensation

Beginning in fiscal 2006, we account for stock-based compensation in accordance with SFAS No. 123R (revised 2004), “Share-Based Payment” (“SFAS 123R”) as interpreted by SEC Staff Accounting Bulletin No. 107. Under the fair value recognition provisions of this statement, share-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the vesting period. Determining the fair value of share-based awards at the grant date requires judgment, including estimating our stock price volatility, employee stock option exercise behaviors and employee option forfeiture rates.

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

As stock-based compensation expense recognized in the Consolidated Statement of Operations is based on awards ultimately expected to vest, the amount of expense has been reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience.

If factors change and we employ different assumptions in the application of SFAS 123R, the compensation expense that we record in future periods may differ significantly from what we have recorded in the current period.

Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation 48, “Accounting for Income Tax Uncertainties” (“FIN 48”). FIN 48 defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority. The recently issued literature also provides guidance on the derecognition, measurement and classification of income tax uncertainties, along with any related interest and penalties. FIN 48 also includes guidance concerning accounting for income tax uncertainties in interim periods and increases the level of disclosures associated with any recorded income tax uncertainties. FIN 48 is effective for fiscal years beginning after December 15, 2006. Any differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption will be accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings. The Company is currently in the process of determining the impact, if any, of adopting the provisions of FIN 48 on its financial position, results of operations and cash flows.

In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 108, (“SAB 108”). The interpretations in SAB 108 are being issued to address diversity in practice in quantifying financial statement misstatements and the potential under current practice for the build up of improper amounts on the balance sheet. SAB 108 is effective for the first interim period of the first fiscal year ending after November 15, 2006 and must be adopted by the fourth quarter of that fiscal year. Solectron has not yet completed its analysis, however, the Company estimates that the expected net reduction to opening retained earnings will be approximately $10.0 million as a result of adopting SAB 108. The Company is continuing to evaluate the impact of adopting SAB 108 and, as a result, the actual reduction to the opening retained earnings balance could be different than the $10.0 million estimate.

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 replaces the different definitions of fair value in the accounting literature with a single definition. It defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS 157 is effective for fair-value measurements already required or permitted by other standards for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company is currently in the process of determining the impact, if any, of adopting the provisions of SFAS 157 on its financial position, results of operations and cash flows.

Results of Operations for Fiscal Years 2006, 2005 and 2004

The following table summarizes certain items in the consolidated statements of operations as a percentage of net sales. The financial information and the discussion below should be read in conjunction with the accompanying consolidated financial statements and notes thereto. The discussion following the table is provided separately for continuing and discontinued operations. In fiscal 2004, certain operations we planned to divest qualified for discontinued operations classification. Accordingly, our consolidated statements of operations include these results in discontinued operations for all periods presented. Information related to the discontinued operations results is provided separately following the continuing operations discussion.

	Years Ended August 31
	2006	2005	2004

Net sales	100.0%	100.0%	100.0%
Cost of sales	94.8	94.5	95.1

Gross profit	5.2	5.5	4.9
Operating expenses:
Selling, general and administrative	4.1	4.0	3.8
Restructuring and impairment costs	0.1	0.9	1.5
Goodwill impairment	—	—	—

Operating income (loss)	1.0	0.6	(0.5)
Interest income	0.5	0.4	0.1
Interest expense	(0.3)	(0.6)	(1.2)
Other (expense) income-net	—	(0.4)	(0.7)

Operating income (loss) from continuing operations before income taxes	1.2	—	(2.3)
Income tax expense	—	0.1	—

Income (loss) from continuing operations	1.2	(0.1)	(2.3)
Discontinued operations:
Income from discontinued operations	0.1	0.1	0.7
Income tax expense	—	—	—

Income on discontinued operations	0.1	0.1	0.7
Net income (loss)	1.3%	—%	(1.6)%

Net Sales — Continuing Operations

Net sales for fiscal 2006 increased 1.1% to $10.6 billion compared to $10.4 billion for fiscal 2005. The increase in net sales in fiscal 2006 when compared to fiscal 2005 is primarily due to a $124.2 million or 5.5% increase in computing and storage end market revenues resulting from an increase in consumer demand for computer servers. In addition, primarily attributable to an increase in sales of semiconductor manufacturing equipment and industrial sales, revenue increased by $299.1 million or 48.4% when compared to the corresponding period in fiscal 2005. Revenue from the networking market increased by $147.2 million or 5.6% during fiscal 2006 when compared to the corresponding period in fiscal 2005. Partially offsetting the revenue increase for the year was a decrease in the consumer end market of $399.2 million or 27.9% largely due to a drop in cellular handset sales.

Net sales for fiscal 2005 decreased 10.3% to $10.4 billion compared to $11.6 billion for fiscal 2004. The decrease was in most end-markets, with the exception of the networking and automotive end-markets, which increased 3.8% and 9.9% respectively. Specific decreases include a 36.2% decrease in sales of consumer products; a 9.8% decrease in sales of computing and storage; a 5.5% decrease in sales of communication products; and a 2.5% decrease in industrial products. When comparing fiscal 2005 to fiscal 2004, the consumer end-market decreased by $0.8 billion which was primarily driven by a significant drop in demand for 3G cellular handsets and set-top boxes. In addition, set-top box businesses were adversely impacted due to existing products reaching end-of-life and newer model programs not yet ramping sufficiently to replace the revenue decline. The computing end-market decreased by $0.3 billion, primarily as a result of the disengagement from certain low-margin programs. The communication market decreased by $0.1 billion primarily as a result of seasonality and product transfers.

The following table depicts, for the periods indicated, revenue by market expressed as a percentage of net sales. The distribution of revenue across our markets has fluctuated, and will continue to fluctuate, as a result of numerous factors, including but not limited to: increased business from new and existing customers; fluctuations in customer demand; seasonality of our customers’ markets; and growth in market outsourcing.

	Years Ended August 31
	2006	2005	2004

Computing & Storage	32.2%	30.6%	30.5%
Networking	26.1%	25.0%	21.6%
Communications	19.1%	19.8%	18.8%
Consumer	9.8%	13.7%	19.3%
Industrial	8.7%	5.9%	5.4%
Automotive	2.5%	3.2%	2.6%
Other	1.6%	1.8%	1.8%

Total	100.0%	100.0%	100.0%

International Sales

International locations contributed 69.0% of consolidated net sales in fiscal 2006, compared with 70.1% in fiscal 2005 and 72.3% in fiscal 2004.

The following table indicates geographic net sales that are attributable to the country in which the product is manufactured (in millions):

	Years Ended August 31
	2006	2005	2004

Geographic net sales:
United States	$3,272.1	$3,127.1	$3,219.4
Other North and Latin America	1,568.2	1,633.6	1,836.2
Europe	1,247.9	1,497.3	1,667.4
Malaysia	2,211.8	2,013.2	1,853.4
China	1,320.3	1,268.2	1,914.6
Other Asia Pacific	940.4	901.7	1,147.3

	$10,560.7	$10,441.1	$11,638.3

Major Customers

Net sales to major customers as a percentage of net sales were as follows:

	Years Ended August 31
	2006	2005	2004

Cisco Systems	17.9%	15.7%	13.2%
Nortel Networks	*	10.8%	*

*	less than 10%

Our top ten customers accounted for 61.4% of net sales in fiscal 2006, 61.6% of net sales in fiscal 2005 and 59.8% of net sales in fiscal 2004. We cannot guarantee that these or any other customers will not increase or decrease as a percentage of our consolidated net sales either individually or as a group. Consequently, any material decrease in sales to these or other customers could materially harm our consolidated results of operations.

We believe our ability to grow depends on increasing sales to existing customers and on successfully attracting new customers. Customer contracts can be canceled and volume levels can be changed or delayed by our customers. The timely replacement of delayed, canceled or reduced orders with new business cannot be assured. In addition, we cannot assume that any of our current customers will continue to utilize our services. Consequently, our consolidated results of operations may be materially adversely affected.

Cisco Systems launched its Lean initiative as part of its ongoing effort to improve accuracy of demand forecasting and planning in its supply chain. Cisco Systems is in the midst of a phased implementation of the Cisco Systems Lean initiative amongst its manufacturing partners, with the Solectron transition currently scheduled to begin during fiscal 2007. In the initial stages of this implementation, Solectron expects inventory to increase by approximately $200 million.

Gross Profit — Continuing Operations

Gross profit varies from period to period and is affected by a number of factors, including product mix, production efficiencies, component costs and delivery linearity, product life cycles, unit volumes, expansion and consolidation of manufacturing facilities, utilization of manufacturing capacity, pricing, competition, and unanticipated inventory charges. Over time, gross profit may continue to fluctuate.

Our gross profit percentages were 5.2%, 5.5%, and 4.9% for fiscal 2006, 2005 and 2004, respectively. The decrease in gross profit percentage from 5.5% in fiscal 2005 to 5.2% in fiscal 2006 was primarily due to zero margin component sales, an increase in freight costs, compensation expense from the adoption of SFAS 123R and an increase in ramp costs resulting from the acquisition of new business. Offsetting these costs were gross profit improvements resulting from the execution of our Lean Initiative, and increased discipline in the implementation of our quote process. The Lean Initiative has continued to give us improved flexibility, quality, and operational effectiveness and efficiency. The Lean Initiative encompasses identifying value more effectively. In general, the Lean Initiative in our manufacturing environment seeks to provide customers with what they require by using human effort, equipment, time and space more efficiently. We continue to drive a number of initiatives to improve our gross profit: (1) improving flexibility, quality, and operational effectiveness and efficiency; (2) improving capacity utilization; (3) ensuring contractual relationships reflect the value provided by our operations; (4) a disciplined pricing model; (5) engaging with our customers in collaborative design; and (6) profitability-based sales force compensation.

Fiscal 2005 gross profit improved to 5.5% compared to 4.9% for fiscal 2004. The improvement in gross profit was primarily the result of the execution of our Lean Initiative and increased discipline in the implementation of our quote process.

Selling, General and Administrative (SG&A) Expenses — Continuing Operations

SG&A expenses increased $20.5 million, or 5.0%, for fiscal 2006 when compared to fiscal 2005. SG&A expenses decreased $33.9 million, or 7.6%, for fiscal 2005 compared to fiscal 2004. As a percentage of net sales, SG&A expenses increased to 4.1% in fiscal 2006 from 4.0% in fiscal 2005, and increased from 3.8% in fiscal 2004.

The increase in SG&A expenses in fiscal 2006 over fiscal 2005 was attributable to approximately $9.6 million in new SG&A expenses due to the adoption of SFAS 123R, plus approximately $14.1 million arising from additional headcount in the sales and account management and program management areas, and $5.2 million in non-restructuring related severance expenses. These increases were partially offset by lower R&D spending of $5.8 million, and reduced insurance expenses of $2.2 million. When comparing fiscal 2005 to fiscal 2004, the overall dollar decrease in SG&A expense was due to headcount and SG&A expense reduction resulting from the full realization of our cost reduction initiatives, our restructuring initiatives that began in fiscal year 2003 and reductions in bad debt expense, offset by costs for Sarbanes-Oxley compliance.

Restructuring and Impairment Costs — Continuing Operations

In recent years, we have initiated a series of restructuring measures, including reducing our workforce and consolidating facilities, that were intended to align our capacity and infrastructure to anticipated customer demand and transition our operations to lower cost regions. This has enhanced our ability to provide cost-effective manufacturing service offerings, which enables us to retain and expand our existing relationships with customers and attract new business.

We have recognized restructuring and impairment costs of $14.0 million, $91.1 million and $177.9 million during fiscal 2006, 2005 and 2004, respectively.

The $14.0 million of restructuring and impairment charges for fiscal year 2006 consists of $12.9 million of fixed asset impairment charges, $1.9 million of impairment charges related to intangible assets, and $10.0 million of facility and other exit costs. These impairment charges were offset by a $10.8 million reduction to the severance provision from earlier restructuring activities due to new business opportunities resulting in changes to planned severance actions, differences between actual and estimated payment obligations and employee turnover.

The $91.1 million of restructuring and impairment charges for fiscal year 2005 is comprised of $55.2 million of restructuring charges, principally arising from the Fiscal Year 2005 Restructuring Plan to consolidate facilities, reduce the workforce in Europe and North America, and impair certain long-lived assets, and $35.9 million of non-cash charges in connection with the sale of a facility in Japan.

The $177.9 million of restructuring and impairment charges for fiscal year 2004 includes $130.4 million of restructuring charges and a $47.5 million impairment of an intangible asset arising from our disengagement from certain product lines.

Fiscal Year 2007 Restructuring Plan

On October 2, 2006, the Solectron Board of Directors approved the Fiscal Year 2007 Restructuring Plan to optimize our global footprint and reduce our cost structure. We anticipate that total charges related to this restructuring plan will be in the range of $50 million to $60 million. The restructuring plan consists of the following measures:

•	Close or consolidate approximately 700,000 square feet of facilities in Western Europe and North America.

•	Reduce approximately 1,400 employees at the facilities being closed or consolidated, which includes approximately 100 temporary employees.

•	Impair certain long-lived assets (primarily buildings and leasehold improvements) in connection with the facilities being vacated and equipment made obsolete to the extent that we would be unable to recover their carrying value upon sales to third parties.

Total estimated charges consist of (i) $32 million to $39 million related to severance costs, (ii) $10 million to $13 million related to leased facility liabilities and transfer and other exit costs and (iii) an estimated non-cash charge of $8 million related to disposition of facilities and equipment, of which $3.1 million was impaired and recorded at the end of fiscal year 2006. The restructuring plan is expected to be completed within the next twelve months.

Currently, Solectron estimates that the Fiscal Year 2007 restructuring plan will realize a savings of approximately $35 million to $40 million annually once fully implemented due to reductions in workforce, facility, lease and depreciation expenses.

Fiscal Year 2005 Restructuring Plan

During fiscal year 2005, in response to a decline in revenues from fiscal year 2004 levels, we reviewed our cost structure and geographic footprint and determined that cost savings could be realized by moving certain activities from high-cost facilities in Europe and North America to facilities in low cost geographies. During fiscal year 2006, the Company lowered its total anticipated restructuring costs for the 2005 restructuring plan from $80-$95 million to $55-$65 million. The original anticipated costs were based on the occurrence of certain future events. Due to non-

occurrence of some events and changes in business conditions, the Company lowered its total anticipated costs. However, for the restructuring items that were executed, the Company expects cost savings to be in line with the original estimates which were noted below. This restructuring plan as amended will result in restructuring charges of approximately $55 million to $65 million, and includes the following measures:

•	Close our facilities in Hillsboro, Oregon; Winnipeg, Canada; Lincoln, California; Turnhout, Belgium; and Munich, Germany.

•	Eliminate approximately 2,500 positions (1) at the facilities being closed; (2) at our facilities in Bordeaux, France; Dunfermline, Scotland; Mexico; Brazil; and other facilities; and (3) within our material procurement and sales organizations in Europe and North America. These actions included the elimination of certain positions, the migration of certain functional activities to facilities in low cost geographies, and the outsourcing of certain activities.

•	Impair certain long-lived assets (primarily buildings and leasehold improvements) in connection with the facilities being vacated and equipment made obsolete to the extent that we would be unable to recover their carrying value upon sales to third parties.

Through August 31, 2006, we recorded approximately $57.8 million of restructuring and impairment expense, primarily consisting of severance costs, related to the plan. As of August 31, 2006, we have reduced our workforce by 2,400 personnel in connection with this plan and expect to reduce headcount by an additional 100 personnel prior to the completion of this plan. The remaining accrual balance of $7.1 million is largely related to severance payouts for the additional 100 personnel, of which $5.5 million is expected to be paid by December 31, 2006. This plan is substantially complete as of the end of fiscal 2006.

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

Fiscal Year 2004 Restructuring Plan and Legacy Restructuring Plans

The Fiscal Year 2004 Restructuring Plan and Legacy Restructuring Plans are substantially complete as of August 31, 2006. However, we expect to incur nominal restructuring charges in the future that will consist of both cash and non-cash charges as we continue to revise previous estimates and sell the restructured long-lived assets. Revisions to estimates, if any, would primarily be due to changes in assumptions used for the facility lease loss accrual. The remaining accrual balances of $2.1 million for the Fiscal Year 2004 Restructuring Plan and $21.1 million for the Legacy Restructuring Plans are primarily related to accruals for facility lease obligations, which are currently leased through 2014.

Cash payments scheduled in the next 12 months across the Fiscal Year 2005, Fiscal Year 2004 and Legacy restructuring plans, which have already been accrued for, are expected to be $22.9 million.

We continue to evaluate our operations and we may propose selected future restructuring actions as a result of changes in market conditions and footprint alignment with our customers’ production needs.

See Note 16, “Restructuring,” to the consolidated financial statements for further discussion of our restructuring activities.

We have impaired certain intangible assets. During fiscal year 2006, Solectron recorded a $1.9 million net impairment charge in connection with the termination of a customer relationship for which an intangible asset had previously been established. This net amount consisted of a $2.4 million impairment charge offset by a $0.5 million gain on the sale of equipment to this former customer. As a result of impairment tests performed during fiscal year 2004, we recorded approximately $47.5 million in non-cash impairment charges. For fiscal 2004, the intangible impairment charges were the result of our disengagement from certain businesses.

Interest Income — Continuing Operations

Interest income increased $8.2 million to $47.0 million for fiscal 2006 from $38.8 million in fiscal 2005. Interest income increased $23.7 million to $38.8 million in fiscal 2005 from $15.1 million in fiscal 2004. These increases were due to higher average interest rates.

Interest Expense — Continuing Operations

Interest expense decreased $28.0 million to $28.5 million for fiscal 2006 from $56.5 million in fiscal 2005, and interest expense was $145.3 million in fiscal 2004. The decrease in interest expense during fiscal 2006 was primarily due to the early redemption of our $500 million 9.625% Senior Notes on May 20, 2005. The decrease in interest expense during fiscal 2005 was primarily due to the retirement of approximately $1.6 billion aggregate principal amount of our LYONstm and the settlement of approximately 94% of our ACES debentures during fiscal 2004.

Other Expense — Net — Continuing Operations

Other expense — net for fiscal 2006 was $1.7 million, compared to $45.5 million in fiscal 2005 and $80.6 million in fiscal 2004. In fiscal 2006, other expense-net consisted primarily of foreign currency gains and losses and other miscellaneous income and expense items. In fiscal 2005, other expense — net consisted primarily of a $52.3 million loss related to the early retirement of our 9.625% senior notes. In fiscal 2004, other expense — net consisted primarily of a loss resulting from the early settlement of approximately 94% of our ACES of $77.7 million and a $15.2 million loss resulting from the sale of our minority interest in ECS Holdings Limited.

The following tables provide the details of our redemption of our 9.625% senior notes, the early settlement of our 7.25% ACES debentures, the retirement of our 2.75% LYONstm due 2020 and the retirement of our 3.25% LYONstm due 2020 in each period presented in the accompanying consolidated financial statements (in millions):

	Years Ended August 31
9.625% Senior Notes Redemption	2006	2005	2004

Principal amount at maturity	$—	$500.0	$—

Carrying value	$—	$500.0	$—
Cash paid	—	544.7	—
Debt issuance cost write-off	—	7.6	—

Loss included in other expense — net	$—	$(52.3)	$—

	Years Ended August 31
7.25% ACES Early Settlement	2006	2005	2004

Principal amount at maturity	$—	$—	$1,012.5

Carrying value	$—	$—	$1,007.5
Common stock issued	—	—	1,006.6
Cash paid	—	—	63.3
Write off of debt issuance costs	—	—	15.3

Loss included in other (expense) income — net	$—	$—	$(77.7)

	Years Ended August 31
LYONstm Retirement	2006	2005	2004

Principal amount at maturity	$—	$—	$1,617.5

Carrying value	—	—	$950.2
Cash paid and payable	—	—	950.2

Gain included in other (expense) income-net	$—	$—	$—

See “Basis of Presentation” and “Recent Accounting Pronouncements,” of Note 1, “Summary of Significant Accounting Policies,” to the consolidated financial statements, for further discussion of other (expense) income — net.

Income Taxes — Continuing Operations

Our income tax benefit was $1.3 million in fiscal 2006. We recorded an income tax expense of $15.7 million in fiscal 2005, and an income tax benefit of $3.3 million in fiscal 2004. The income tax provision for fiscal 2006 included the recognition of benefits of $21.4 million associated with refunds of taxes paid by two foreign subsidiaries on reinvested earnings.

Our effective tax rate for fiscal 2006, 2005, and 2004 was (1.1%), 301.9%, and 1.2%, respectively.

The effective income tax rate is largely a function of the balance between income and losses from international and domestic operations. Our international operations, taken as a whole, have been subject to tax at a lower rate than operations in the United States, primarily due to tax holidays granted to certain of our overseas sites in Malaysia and Singapore and from benefits resulting from taxes paid on earnings by reinvesting the earnings of two of our international operations. The Malaysian tax holiday is effective through January 2012, and the Singapore tax holiday is effective through March 2011. Both tax holidays are subject to certain conditions, including maintaining levels of research and development expenditures, incremental fixed asset expenditures, or qualifying headcount. It is anticipated that the annual effective tax rate for the foreign subsidiaries will be favorably impacted in future periods as the Company intends to continue to apply for refunds of taxes paid on the reinvested earnings of the foreign subsidiaries.

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

In the quarter ended May 31, 2006, the IRS completed its field examination of the Company’s federal income tax returns for fiscal years 2001 and 2002 and issued a Revenue Agent’s Report (“RAR”). The RAR is not a final Statutory Notice of Deficiency, and the Company filed a protest during the quarter ended August 25, 2006 to protest certain of the proposed adjustments with the Appeals Office of the IRS. Although the outcome of the Appeals process is always uncertain, the Company believes that adequate amounts of tax and interest have been provided for any adjustments that are expected to result for these years.

Quarterly Results (Unaudited)

See Note 23, “Quarterly Consolidated Financial Data (Unaudited)” to the consolidated financial statements which sets forth the unaudited quarterly financial information for the 2006 and 2005 fiscal years. In the opinion of management, this information has been presented on the same basis as the audited consolidated financial statements appearing elsewhere, and all necessary adjustments (consisting of normal recurring adjustments) have been included in the amounts stated below to present fairly the unaudited quarterly results when read in conjunction with the audited consolidated financial statements and related notes thereto. The operating results for any quarter are not necessarily indicative of results for any future period.

Liquidity and Capital Resources

Cash, cash equivalents, and short-term investments decreased to approximately $1.2 billion at August 31, 2006 from approximately $1.7 billion at August 31, 2005. The table below, for the periods indicated, provides selected consolidated cash flow information (in millions):

	Years Ended August 31
	2006	2005	2004
		(Revised)	(Revised)

Net cash (used in) provided by operating activities of continuing operations	$(151.1)	$947.3	$(8.6)
Net cash (used in) provided by operating activities of discontinued operations	(8.2)	22.4	2.9

Net cash (used in) provided by operating activities	$(159.3)	$969.7	$(5.7)
Net cash (used in) provided by investing activities of continuing operations	$(186.8)	$(112.2)	$497.1
Net cash provided by investing activities of discontinued operations	17.1	16.5	466.3

Net cash (used in) provided by investing activities	$(169.7)	$(95.7)	$963.4
Net cash (used in) provided by financing activities of continuing operations	$(222.8)	$(570.0)	$(510.4)
Net cash (used in) provided by financing activities of discontinued operations	(8.9)	(38.9)	(507.4)

Net cash (used in) provided by financing activities	$(231.7)	$(608.9)	$(1,017.8)

Net cash used in operating activities of continuing operations was $151.1 million during the fiscal year ended August 31, 2006. This change was generated by a $407.4 million increase in inventories and a $246.3 million increase in accounts receivable. This was partially offset by net income of $133.2 million, non-cash depreciation and amortization charges of $173.5 million, and a $244.2 million increase in accounts payable. The inventory increase was attributable to new program ramps, certain program launch delays and the creation of buffer stock to accommodate both program transfers between sites and the go-live date of a new ERP system at one of our facilities. Net cash used in operating activities of discontinued operations was $8.2 million during the fiscal year ended August 31, 2006 and was primarily attributable to changes in operating assets and liabilities of discontinued operations.

Net cash used in investing activities of continuing operations of $186.8 million during the fiscal year ended August 31, 2006 primarily consisted of $196.5 million in capital expenditures offset by cash provided from other activities including proceeds from sale of property and equipment. Net cash provided by investing activities of discontinued operations was $17.1 million during the fiscal year ended August 31, 2006 and was due to proceeds from the sale of MicroTechnology and sales of facilities.

Net cash used in financing activities of continuing operations of $222.8 million during the fiscal year ended August 31, 2006 primarily consisted of $230.9 million of share repurchases and $150.0 million of payments made to redeem the 7.375% Senior Notes, partially offset by $147.4 million in net proceeds from the issuance of our 8% senior subordinated notes due 2016. Net cash used in financing activities of discontinued operations was $8.9 million for fiscal 2006.

As of August 25, 2006, we had available a $500 million secured revolving credit facility (the “Existing Facility”) that expires on August 20, 2007. The facility amended and restated a previous $250 million secured credit facility. Our Existing Facility is guaranteed by certain of our domestic subsidiaries and secured by the pledge of domestic accounts receivable, inventory and equipment, the pledge of equity interests in certain of our subsidiaries and notes evidencing inter-company debt. Borrowings under the Existing Facility bear interest, at our option, at the London Inter-bank Offered Rate (LIBOR) plus a margin of 2.25% based on our current senior secured debt ratings, or the higher of the Federal Funds Rate plus 1/2 of 1% or Bank of America N.A.’s publicly announced prime rate. As of August 25, 2006, there were no borrowings outstanding under this Existing Facility. We are subject to compliance with certain financial covenants set forth in these facilities including, but not limited to, capital expenditures, cash interest coverage ratio and leverage ratio. We were in compliance with all applicable covenants as of August 31, 2006.

Subsequent to year end, Solectron entered into a $350 million Credit Agreement (“the Credit Agreement”) that amends and replaces the Existing Facility. The Credit Agreement provides for a revolving, multicurrency, secured-credit facility, which may be used to borrow revolving loans or issue standby letters of credit, subject to a $100 million letter of credit sub-limit. The Company may request an increase in the credit facility of up to an additional $150 million, to provide for an aggregate commitment of up to $500 million. There are currently no revolving loans outstanding and approximately $2.3 million in letters of credit outstanding under the Credit Agreement. The revolving loans under the Credit Agreement bear interest, at the Company’s option, at either (i) the base rate, which is defined as a fluctuating rate per annum equal to the greater of (A) Bank of America N.A.’s prime rate, or (B) the average rate on overnight federal funds plus one-half of one percent, or (ii) a rate equal to (A) the London Inter-bank Offered Rate (LIBOR) plus (B) an applicable margin of ranging from 1.0% to 2.0% based on Solectron’s non-credit-enhanced senior unsecured long-term debt ratings. The Credit Agreement matures on August 28, 2009 and may be prepaid at any time without penalty or premium at the option of the Company.

The obligations under the Credit Agreement are guaranteed by the Company’s existing and future material domestic subsidiaries, and such obligations, including the guarantees, are secured by: (i) the Company’s and its domestic subsidiaries’ accounts receivable, equipment and inventory, (ii) a pledge of the capital stock of the Company’s material domestic subsidiaries, (iii) a pledge of 65% of the capital stock of the Company’s material first-tier foreign subsidiaries, and (iv) a pledge of certain inter-company indebtedness among the Company and certain of its subsidiaries. In the event that the Company’s non-credit-enhanced senior unsecured long-term debt achieves a rating of BB/Ba3 (stable/stable) or BB-/Ba2 (stable/stable) or higher from Standard & Poor’s Ratings Services and Moody’s Investors Service, Inc., respectively, the liens on the collateral described in clause (i) above will be released. Solectron is subject to compliance with certain financial covenants set forth in this facility including, but not limited to, capital expenditures, cash interest coverage ratio and leverage ratio. Solectron was in compliance with all applicable covenants as of August 31, 2006.

In addition, we had no committed foreign lines of credit and $13.3 million in uncommitted foreign lines of credit and other bank facilities as of August 31, 2006. A committed line of credit obligates a lender to loan us amounts under the credit facility as long as we adhere to the terms of the credit agreement. An uncommitted line of credit is extended to us at the sole discretion of a lender. The interest rates range from the bank’s prime lending rate to the bank’s prime rate plus 1.0%. As of August 31, 2006, we had no borrowings under uncommitted foreign lines of credit and $2.4 million of guaranteed amounts under uncommitted foreign lines of credit.

$64.3 million aggregate principal amount of our 7.97% ACES debentures is due November 15, 2006.

Holders of our 2.75% LYONstm due 2020 have the option to require us to repurchase their notes on May 8, 2010 at a price of $761.00 per $1,000 principal amount of each note. Solectron repurchased $1.0 million LYONstm for approximately $0.6 million in cash during fiscal 2006.

Holders of our 3.25% LYONstm due 2020 have the option to require us to repurchase their notes on November 20, 2010 in an amount of $724.42 per $1,000 principal amount of each note. Solectron repurchased $3.3 million LYONStm for approximately $2.0 million in cash during fiscal 2006.

We have synthetic lease agreements relating to three manufacturing sites for continuing operations. The synthetic leases have expiration dates in September 2007. At the end of the lease terms, we have an option, subject to certain conditions, to purchase or to cause a third party to purchase the facilities subject to the synthetic leases for the “Termination Value,” which approximates the lessor’s original cost for each facility, or we may market the property to a third party at a different price. We are entitled to any proceeds from a sale of the properties to third parties in excess of the Termination Value and liable to the lessor for any shortfall not to exceed 85% of the Termination Value. We have provided loans to the lessor equaling approximately 85% of the Termination Value for each synthetic lease. These loans are repayable solely from the sale of the properties to third parties in the future, are subordinated to the amounts payable to the lessor at the end of the synthetic leases, and may be credited against the

Termination Value payable if we purchase the properties. The approximate aggregate Termination Values and loan amounts were $87.7 million and $74.5 million, respectively, as of August 31, 2006.

In addition, cash of $13.2 million, an amount equal to the difference between the aggregate Termination Values and the loan amounts, is pledged as collateral. Each synthetic lease agreement contains various affirmative covenants. A default under a lease, including violation of these covenants, may accelerate the termination date of the arrangement. We were in compliance with all applicable covenants as of August 31, 2006. Monthly lease payments are generally based on the Termination Value and 30-day LIBOR index (5.33% as of August 31, 2006) plus an interest-rate margin, which may vary depending upon our Moody’s Investors’ Services and Standard and Poor’s ratings, and are allocated between the lessor and us based on the proportion of the loan amount to the Termination Value for each synthetic lease.

We account for these synthetic lease arrangements as operating leases in accordance with SFAS No. 13, “Accounting for Leases,” as amended. Our loans to the lessor and cash collateral are included in other assets and restricted cash and cash equivalents, respectively, in the consolidated balance sheets.

We believe that our current cash, cash equivalents, short-term investments, lines of credit and cash anticipated to be generated from continuing operations will satisfy our expected working capital, capital expenditures, debt service, restructuring and investment requirements through at least the next 12 months.

On November 1, 2006, we exercised our purchase option granted under the leases and terminated the synthetic lease agreements. The purchase price was the Termination Value. We have elected to set-off our loans against the purchase price and paid the remaining $13.2 million in cash.

Debt, Other Contractual Obligations, and Off Balance Sheet Arrangements

The following is a summary of certain contractual obligations and commitments as of August 31, 2006:

	Payments Due by Period
	Total	FY07	FY08	FY09	FY10	FY11	FY12	Thereafter
	(In millions)

Debt	$708.9	$89.5	$1.1	$0.6	$9.1	$451.2	$—	$157.4
Interest Expense on Long-Term Debt	97.9	16.2	14.7	14.5	14.5	13.4	12.3	12.3
Capital Lease	3.4	1.2	1.2	1.0	—	—	—	—
Operating lease	172.9	40.0	34.0	27.2	20.7	15.4	14.4	21.2
Operating leases for restructured facilities and equipment	29.4	15.6	6.5	2.7	2.2	1.4	0.6	0.4
Purchase obligations(1)	106.8	106.5	—	0.3	—	—	—	—

	$1,119.3	$269.0	$57.5	$46.3	$46.5	$481.4	$27.3	$191.3

(1)	We have various purchase commitments for materials, supplies and services incurred during the normal course of business.

Other long-term liabilities of $36.3 million as of August 31, 2006 disclosed on the financial statements includes deferred tax liabilities related to timing differences and non-U.S. pension liabilities, which due to their nature are not included in the table above.

Our off-balance sheet arrangements consist of our synthetic and operating leases, our foreign exchange contracts (described in the “We are exposed to fluctuations in foreign currency exchange rates and interest rate fluctuations” Risk Factor), and certain indemnification provisions related to our seven divestitures (described in the “Discontinued Operations” portion below).

Stock Repurchase Program

On November 1, 2005, Solectron’s Board of Directors approved a stock repurchase program whereby the Company is authorized to repurchase up to $250 million of the Company’s common stock pursuant to a 10b5-1 trading plan. Solectron commenced this $250 million repurchase program at the end of the quarter ended February 28, 2006. Under this program during fiscal year 2006, Solectron repurchased 14.8 million shares of its common stock at an average price of $3.49 for approximately $51.6 million. As of August 31, 2006, Solectron had committed to repurchase an additional 0.4 million shares for approximately $1.2 million, which settled subsequent to August 31, 2006.

The purchase price for the shares of our common stock repurchased was reflected as a reduction to shareholders’ equity. In accordance with Accounting Principles Board Opinion No. 6, “Status of Accounting Research Bulletins,” we have allocated the purchase price of the repurchased shares as a reduction to common stock and additional paid-in capital.

Discontinued Operations

During fiscal 2004, as a result of a full review of our portfolio of businesses, we committed to a plan to divest a number of business operations that are no longer part of our strategic plan for the future. In accordance with SFAS No. 144, we have reported the results of operations and financial position of these businesses in discontinued operations within the consolidated statements of operations and balance sheets for all periods presented. The companies that we have divested and that are included in discontinued operations are: Dy 4 Systems Inc., Kavlico Corporation, Solectron’s MicroTechnology division, SMART Modular Technologies Inc., Stream International Inc., our 63% interest in US Robotics Corporation, and Force Computers, Inc.

The collective results from all discontinued operations for all periods presented were as follows (in millions):

	Years Ended August 31
	2006	2005	2004

Net sales	$—	$15.2	$1,264.9
Cost of sales	—	14.1	1,061.8

Gross profit	—	1.1	203.1
Operating (income) expenses — net	(6.7)	(14.8)	109.4

Operating income	6.7	15.9	93.7
Interest income-net	—	—	1.4
Other income (expense) — net	8.9	0.9	(1.4)

Income before income taxes	15.6	16.8	93.7
Income tax expense		2.9	8.7

Income on discontinued operations, net of tax	$15.6	$13.9	$85.0

Fiscal 2006

During fiscal 2006, Solectron recorded a $4.4 million gain on sale of assets of discontinued operations having no remaining book value and an $11.2 million gain associated with the favorable resolution of certain contingencies.

Fiscal 2005

Net sales, gross profit, operating (income) expenses — net, interest income — net, other income (expense) — net, and income tax expense from discontinued operations decreased for fiscal year 2005 as compared to fiscal year 2004 due to the fact that the final discontinued operation was sold in the first quarter of fiscal 2005. Furthermore, we recorded $10.1 million pre-tax gain from the sale of the discontinued operation recorded in operating (income) expense — net, in the first quarter of fiscal 2005. As a result of the disposition, we transferred approximately

$28.3 million from accumulated foreign currency translation gains included in accumulated other comprehensive losses within Stockholders Equity and recognized that amount as part of the pre-tax gain.

Fiscal 2004

During fiscal year 2004, Solectron recorded an aggregate pre-tax gain from the sale of six discontinued operations of $190.6 million in operating (income) expenses — net, and recorded $123.8 million in operating (income) expenses — net in restructuring and impairment costs (including goodwill).

The sale agreements for all the divestitures contain certain indemnification provisions pursuant to which Solectron may be required to indemnify the buyer of the divested business for liabilities, losses, or expenses arising out of breaches of covenants and certain breaches of representations and warranties relating to the condition of the business prior to and at the time of sale. In aggregate, Solectron is contingently liable for up to $94.8 million for a period of 12 to 24 months subsequent to the completion of the sale. As of August 31, 2006, most of these indemnification provisions have expired, and there were no significant liabilities recorded under these indemnification obligations. Additionally, Solectron may be required to indemnify a buyer for environmental remediation costs for a period up to 10 years and not to exceed $13 million. Solectron maintains an insurance policy to cover environmental remediation liabilities in excess of reserves previously established upon the acquisition of these properties. Solectron did not record any environmental charges upon disposition of these properties.

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

The information required by Item 8 of Form 10-K is presented here in the following order:

SOLECTRON CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	August 31
	2006	2005
	(In millions, except
	per share data)

ASSETS
Current assets:
Cash and cash equivalents	$1,126.0	$1,682.8
Restricted cash and cash equivalents	31.6	13.2
Short-term investments	22.9	26.3
Accounts receivable, less allowance for doubtful accounts of $14.5 and $22.3, respectively	1,429.3	1,180.7
Inventories	1,516.1	1,108.5
Prepaid expenses and other current assets	225.8	211.4

Total current assets	4,351.7	4,222.9
Property and equipment, net	673.4	666.3
Goodwill	155.2	148.8
Other assets	193.3	219.8

Total assets	$5,373.6	$5,257.8

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$89.5	$165.7
Accounts payable	1,616.7	1,371.2
Accrued employee compensation	170.4	167.0
Accrued expenses and other current liabilities	427.6	509.6

Total current liabilities	2,304.2	2,213.5
Long-term debt	619.4	540.9
Other long-term liabilities	36.3	59.2

Total liabilities	2,959.9	2,813.6

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 1.2 shares authorized; one share issued	—	—
Common stock. $0.001 par value; 1,600.0 shares authorized: 905.8 and 957.9 shares issued and outstanding, respectively	1.0	1.0
Additional paid-in capital	7,585.2	7,774.1
Accumulated deficit	(5,073.3)	(5,206.5)
Accumulated other comprehensive losses	(99.2)	(124.4)

Total stockholders’ equity	2,413.7	2,444.2

Total liabilities and stockholders’ equity	$5,373.6	$5,257.8

See accompanying notes to consolidated financial statements.

SOLECTRON CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended August 31
	2006	2005	2004
	(In millions, except per share data)

Net sales	$10,560.7	$10,441.1	$11,638.3
Cost of sales	10,013.1	9,868.8	11,068.6

Gross profit	547.6	572.3	569.7
Operating expenses:
Selling, general and administrative	433.3	412.8	446.7
Restructuring and impairment costs	14.0	91.1	177.9

Operating income (loss)	100.3	68.4	(54.9)
Interest income	47.0	38.8	15.1
Interest expense	(28.5)	(56.5)	(145.3)
Other expense, net	(1.7)	(45.5)	(80.6)

Income (loss) from continuing operations before income tax expense (benefit)	117.1	5.2	(265.7)
Income tax expense (benefit)	(1.3)	15.7	(3.3)

Income (loss) from continuing operations	$118.4	$(10.5)	$(262.4)
Discontinued operations:
Income from discontinued operations before income tax expense	15.6	16.8	93.7
Income tax expense	—	2.9	8.7

Income from discontinued operations	15.6	13.9	85.0

Income (loss) before cumulative effect of change in accounting principle	134.0	3.4	(177.4)

Cumulative effect of change in accounting principle, net	(0.8)	—	—

Net income (loss)	$133.2	$3.4	$(177.4)

Basic net income (loss) per share:
Continuing operations	$0.13	$(0.01)	$(0.30)
Discontinued operations	0.02	0.01	0.10
Cumulative effect of change in accounting principle, net	—	—	—

Basic net income (loss) per share	$0.15	$—	$(0.20)

Diluted net income (loss) per share:
Continuing operations	$0.13	$(0.01)	$(0.30)
Discontinued operations	0.02	0.01	0.10
Cumulative effect of change in accounting principle, net	—	—	—

Diluted net income (loss) per share	$0.15	$—	$(0.20)

Shares used to compute basic net (loss) income per share	915.9	967.4	873.9
Shares used to compute diluted net (loss) income per share	916.9	967.4	873.9

See accompanying notes to consolidated financial statements.

SOLECTRON CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Losses	Equity
	(In millions)

Balances as of August 31, 2003	832.6	$0.8	$6,658.2	$(5,032.5)	$(154.8)	$1,471.7

Net loss	—	$—	$—	$(177.4)	$—	$(177.4)
Foreign currency translation	—	—	—	—	(3.0)	(3.0)
Unrealized gain on investments	—	—	—	—	9.7	9.7
Stock issued under stock option and employee purchase plans	8.3	—	29.6	—	—	29.6
Stock issued	17.1	—	81.7	—	—	81.7
Settlement of equity security units	105.6	0.2	1,006.4	—	—	1,006.6

Balances as of August 31, 2004	963.6	$1.0	$7,775.9	$(5,209.9)	$(148.1)	$2,418.9

Net income	—	$—	$—	$3.4	$—	$3.4
Foreign currency translation	—	—	—	—	33.9	33.9
Change in minimum pension obligation	—	—	—	—	(10.2)	(10.2)
Stock issued under stock option and employee purchase plans	5.0	—	16.1	—	—	16.1
Stock issued	6.6	—	64.3	—	—	64.3
Stock repurchased	(17.3)	—	(82.2)	—	—	(82.2)

Balances as of August 31, 2005	957.9	$1.0	$7,774.1	$(5,206.5)	$(124.4)	$2,444.2

Net income	—	$—	$—	$133.2	$—	$133.2
Foreign currency translation	—	—	—	—	25.1	25.1
Unrealized gain on investments	—	—	—	—	0.1	0.1
Impact of adoption of FAS 123R	—	—	22.2	—	—	22.2
Stock issued under stock option & employee purchase plans	8.9	—	9.5	—	—	9.5
Stock repurchase	(61.0)	—	(220.6)	—	—	(220.6)

Balances as of August 31, 2006	905.8	$1.0	$7,585.2	$(5,073.3)	$(99.2)	$2,413.7

See accompanying notes to consolidated financial statements.

SOLECTRON CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Years Ended August 31
	2006	2005	2004
	(In millions)

Net income (loss)	$133.2	$3.4	$(177.4)
Other comprehensive income (loss):	—
Change in minimum pension liability	—	(10.2)	—
Foreign currency translation adjustments, net	25.1	33.9	(3.0)
Unrealized gain on investments, net	0.1	—	9.7

Comprehensive income (loss)	$158.4	$27.1	$(170.7)

Accumulated foreign currency translation losses were $89.1 million at August 31, 2006, $114.2 million at August 31, 2005 and $148.1 million at August 31, 2004. Foreign currency translation adjustments consist of adjustments to consolidate subsidiaries that use the local currency as their functional currency and transaction gains and losses related to inter-company dollar-denominated debt that is not expected to be repaid in the foreseeable future. Accumulated unrealized gain on investments, net, was $0.1 million at August 31, 2006, $0.0 million at August 31, 2005 and $0.0 million at August 31, 2004.

See accompanying notes to consolidated financial statements.

SOLECTRON CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended August 31
	2006	2005	2004
		(Revised)	(Revised)
	(In millions)

Cash flows from operating activities:
Net income (loss)	$133.2	$3.4	$(177.4)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Income from discontinued operations	(15.6)	(13.9)	(85.0)
Depreciation and amortization	173.5	193.3	276.3
Gain on disposal of property and equipment	(0.8)	—	—
Loss on retirement of debt and interest rate swaps	—	45.6	72.1
Deferred tax charge (benefit)	(3.9)	11.9	(12.0)
Impairment of goodwill and intangible assets	—	—	47.5
Impairment of property and equipment and other long-term assets, net	14.5	46.6	60.2
Stock-based compensation	22.2	—	—
Changes in operating assets and liabilities:
Accounts receivable, net of allowance	(246.3)	362.9	(144.3)
Inventories	(407.4)	348.5	(134.1)
Prepaid expenses and other assets	3.5	11.0	6.8
Accounts payable	244.2	(53.6)	150.3
Accrued expenses and other current liabilities	(68.2)	(8.4)	(69.0)

Net cash (used in) provided by operating activities of continuing operations	(151.1)	947.3	(8.6)
Net cash (used in) provided by operating activities of discontinued operations	(8.2)	22.4	2.9

Net cash (used in) provided by operating activities	(159.3)	969.7	(5.7)

Cash flows from investing activities:
Change in restricted cash and cash equivalents	(18.4)	4.3	44.5
Sale (purchase) of “available for sale” securities	3.4	(26.3)	27.5
Settlement of receivable related to synthetic lease	—	31.4	—
Acquisitions, net of cash acquired	(5.7)	(42.2)	—
Capital expenditures	(196.5)	(150.4)	(149.6)
Proceeds from sale of property and equipment	21.5	32.1	68.9
Receipts from discontinued operations	8.9	38.9	505.6
Supply agreement and other	—	—	0.2

Net cash (used in) provided by investing activities of continuing operations	(186.8)	(112.2)	497.1
Net cash provided by investing activities of discontinued operations	17.1	16.5	466.3

Net cash (used in) provided by investing activities	(169.7)	(95.7)	963.4

Cash flows from financing activities of continuing operations:
Proceeds used for ACES early settlement	—	—	(63.3)
Net proceeds (repayment) on bank lines of credit and other debt arrangements	1.2	(23.8)	(50.5)
Proceeds from issuance of debt, net	147.4	—	436.5
Payments made to redeem ACES and Senior Notes	(150.0)	(544.7)	—
Net (costs) proceeds to settle interest rate swap	—	(8.2)	6.0
Repurchase of LYONS	—	—	(950.2)
Common stock repurchase	(230.9)	(71.0)	—
Net proceeds from issuance of common stock	—	77.7	111.1
Net proceeds from stock issued under option and employee purchase plans	9.5	—	—

Net cash used in financing activities of continuing operations	(222.8)	(570.0)	(510.4)
Net cash used in financing activities of discontinued operations	(8.9)	(38.9)	(507.4)

Net cash used in financing activities	(231.7)	(608.9)	(1,017.8)

Effect of exchange rate changes on cash and cash equivalents	3.9	5.0	14.7
Net (decrease) increase in cash and cash equivalents	(556.8)	270.1	(45.4)
Cash and cash equivalents of continuing operations at beginning of year	1,682.8	1,412.7	1,425.3
Cash and cash equivalents of discontinued operations at beginning of year		—	32.8

Total cash and cash equivalents at beginning of year	1,682.8	1,412.7	1,458.1

Cash and cash equivalents of continuing operations at end of year	1,126.0	1,682.8	1,412.7
Cash and cash equivalents of discontinued operations at end of year	—	—	—

Total cash and cash equivalents at end of year	$1,126.0	$1,682.8	$1,412.7

See accompanying notes to consolidated financial statements

SOLECTRON CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended August 31
	2006	2005	2004
		(Revised)	(Revised)
	(In millions)

SUPPLEMENTAL DISCLOSURES
Cash paid during the period:
Income taxes	$23.1	$14.7	$6.6
Interest	$23.0	$59.0	$100.8
Non-cash investing and financing activities:
Early settlement of ACES for stock	$—	$—	$1,006.6
Accrued stock repurchase	$1.2	$11.2	$—

See accompanying notes to consolidated financial statements

SOLECTRON CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 1.	Summary of Significant Accounting Policies

Basis of Presentation:  The accompanying consolidated financial statements include the accounts of Solectron Corporation and its subsidiaries after elimination of inter-company accounts and transactions.

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

Restricted Cash and Cash Equivalents:  These assets are carried at fair values and are restricted as collateral for specified obligations under certain lease agreements. During the first quarter of fiscal 2006, Solectron elected to put in place a line of credit for the issuance of standby letters of credit. The letters of credit are principally related to self-insurance for workers compensation liability coverage. These standby letters of credit were previously issued under Solectron’s revolving credit facility. Solectron opted to post cash collateral totaling 105% of the standby letter of credit balances in order to reduce annual issuance commissions of the standby letters of credit. Total cash collateral of $18.4 million at August 31, 2006 is classified as restricted cash and cash equivalents in the consolidated balance sheets. Solectron also has $13.2 million of restricted cash in connection with its synthetic leases. See also Note 10 — “Commitments and Contingencies” for a discussion of these synthetic leases.

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

Inventory Valuation:  Solectron’s inventories are stated at the lower of weighted average cost or market. Solectron’s industry is characterized by rapid technological change, short-term customer commitments and rapid changes in demand, as well as other factors that may influence the recoverability of inventories. Solectron makes provisions for estimated excess and obsolete inventory based on its regular reviews of inventory quantities on hand and the latest forecasts of product demand and production requirements from its customers. Solectron’s provisions for excess and obsolete inventory are also impacted by its contractual arrangements with its customers including its ability or inability to re-sell such inventory to them. If actual market conditions or its customers’ product demands are less favorable than those projected or if its customers are unwilling or unable to comply with any contractual arrangements related to excess and obsolete inventory, additional provisions may be required.

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

Restructuring and Related Impairment Costs:  Over the past few years, Solectron has recorded restructuring and impairment costs as it rationalized its operations in light of global footprint optimization, customer demand declines, and the economic downturn. These measures, which included reducing the workforce, consolidating facilities and changing the strategic focus of a number of sites, were largely intended to align Solectron’s capacity

SOLECTRON CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

and infrastructure to anticipated customer demand and transition its operations to lower cost regions. These restructuring measures were undertaken in accordance with restructuring plans that were reasonable, probable and unlikely of significant change at the time of plan establishment. These restructuring and impairment costs include employee severance and benefit costs, costs related to leased facilities abandoned and subleased, impairment of owned facilities no longer used by us which will be disposed, costs related to leased equipment that has been abandoned, and impairment of owned equipment that will be disposed. For owned facilities and equipment, the impairment loss recognized was based on the fair value less costs to sell, with fair value estimated based on existing market prices for similar assets.

Severance and benefit costs are recorded in accordance with SFAS No. 112, “Employer’s Accounting for Postemployment Benefits,” as Solectron has concluded in the past that it had a substantive severance plan based on past restructuring actions in many of the geographies in which Solectron operates. These costs are recognized when Solectron management has committed to a formal restructuring plan and the severance costs are probable and estimable. Solectron applies the provisions of SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” relating to one-time termination benefits to both (1) severance activities in geographies where it does not have a substantive severance plan and (2) situations in which the severance benefits offered to employees within a given geography are in excess of those offered under prior restructuring plans. Severance costs accounted for under SFAS No. 146 are recognized when Solectron management with the proper level of authority has committed to a restructuring plan and communicated those actions to employees. Solectron’s estimate of severance and benefit costs assumptions is subjective as it is based on estimates of employee attrition and assumptions about future business opportunities.

In accordance with SFAS No. 146, the estimated lease loss accrued for leased facilities abandoned and subleased after December 31, 2002 represents the fair value of the lease liability as measured by the present value of future lease payments subsequent to abandonment less the present value of any estimated sublease income. For those facilities abandoned and subleased before January 1, 2003, as part of restructuring activities under EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity”, the estimated lease loss represents payments subsequent to abandonment less any estimated sublease income. In order to estimate future sublease income, Solectron works with real estate brokers to estimate the length of time until it can sublease a facility and the amount of rent we can expect to receive. Estimates of expected sublease income could change based on factors that affect its ability to sublease those facilities such as general economic conditions and the real estate market, among others.

Other exit costs include costs to consolidate facilities or close facilities and relocate employees. A liability for such costs is recorded at its fair value in the period in which the liability is incurred.

At each reporting date, Solectron evaluates its accruals for exit costs and employee separation costs to ensure the accruals are still appropriate. In certain circumstances, accruals are no longer required because of efficiencies in carrying out the plans or because employees previously identified for separation resigned and did not receive severance or were redeployed due to circumstances not foreseen when the original plans were initiated. If necessary, Solectron reverses accruals through the income statement line item entitled “restructuring and impairment costs”, where the original charges were recorded, when it is determined that they are no longer required.

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

Loss Contingencies:  Solectron is subject to the possibility of various loss contingencies arising in the ordinary course of business (for example, environmental and legal matters). It considers the likelihood of the loss occurring and its ability to reasonably estimate the amount of loss in determining the necessity for, and amount of, any loss contingencies. Estimated loss contingencies are accrued when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. Solectron regularly evaluates information available to it to determine whether any such accruals should be adjusted. Such revisions in the estimates of the potential loss contingencies could have a material impact on its consolidated results of operations and financial position.

Revenue Recognition:  Solectron principally generates revenue from the manufacture of products for customers, the repair of both in-warranty and out-of-warranty products, and the provision of supply chain services. The Company also derives revenues from sales of certain inventory, including raw materials, to customers who reschedule, amend or cancel purchase orders after it has procured inventory to fulfill their purchase orders. The Company recognizes manufacturing revenue, net of estimated product return costs, generally upon shipment of goods to customers and in certain cases when the goods are received by its customer, title and risk of ownership have passed, the price to the buyer is fixed or determinable and recoverability is reasonably assured. Generally, there are no formal customer acceptance requirements related to manufacturing services. If such requirements or obligations exist, then the Company recognizes revenues at the time when such requirements are completed and the obligations are fulfilled. The Company recognizes service revenue when the services have been performed, and the related costs are expensed as incurred.

Solectron records reductions to revenue for customer incentive programs in accordance with the provisions of Emerging Issues Task Force (EITF) Issue No. 01-09, “Accounting for Consideration Given from a Vendor to a Customer (Including a Reseller of the Vendor’s Products).” Such incentive programs include premium payments and rebates. Premium payments are up-front payments to customers at program inception, made as a part of a competitive bidding arrangement, and sometimes in lieu of acquiring manufacturing assets and workforce from the customer. Premium payments are recognized as a reduction of revenue either up-front or over time based on the terms of the customer agreement. In order to recognize a premium as a reduction of revenue over time, the customer agreement must clearly state that Solectron is entitled to a refund of the premium payment from the customer, either pro rata or otherwise, if certain production levels are not achieved. Where such contractual recovery provisions exist, Solectron believes that a probable future economic benefit exists and, thus, establish an asset, which is amortized against revenue as product or service delivery occurs under the contract. When the contractual recovery provisions do not exist, Solectron records the premium payment as an immediate up-front reduction of revenues. For those incentives that require the estimation of future sales, such as for rebates, Solectron uses historical experience and internal and customer data to estimate the sales incentive at the time revenue is recognized. In the event that the actual results of these items differ from the estimates, adjustments to the sales incentive accruals are recorded. To date, these adjustments have not been material.

From time-to-time, Solectron includes an extended warranty at the time of product shipment. The revenue associated with the extended warranty is deferred and recognized over the extended warranty period.

Certain customer arrangements require evaluation of the criteria outlined in EITF Issue No. 99-19, “Reporting Revenue Gross as a Principal Versus Net as an Agent,” in determining whether it is appropriate to record the gross amount of sales and related costs or the net amount earned as commissions. Generally, when Solectron is primarily obligated in a transaction, is subject to general and physical inventory risk, has latitude in establishing prices, has discretion in selecting suppliers, changes the product or performs the service, is involved in the determination of product or service specifications, and has credit risk, or has many but not all of these indicators, revenue is recorded gross. If several of these indicators are not present, Solectron generally records the net amounts as commissions earned. For example, in a situation where a customer retains ownership of the materials utilized in their products, Solectron would generally only recognize revenue on a net basis.

SOLECTRON CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Stock-Based Compensation:  Effective September 1, 2005, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123, “Share-Based Payment” (“SFAS 123R”) as interpreted by SEC Staff Accounting Bulletin No. 107, using the modified prospective transition method and therefore has not restated results from prior periods. See Note 4 for a further description of the impact of the adoption of SFAS 123R and the Company’s stock compensation plans.

Under the fair value recognition provisions of SFAS 123R, share-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the vesting period. Determining the fair value of share-based awards at the grant date requires judgment, including estimating Solectron’s stock price volatility, employee stock option exercise behaviors and employee option forfeiture rates.

Solectron’s expected volatility is based upon equal weightings of the historical volatility of Solectron’s stock and, for fiscal periods in which there is sufficient trading volume in options on Solectron’s stock, the implied volatility of traded options on Solectron stock having a life of more than 6 months.

The expected life of options is based on observed historical exercise patterns, which can vary over time.

As stock-based compensation expense recognized in the Consolidated Statement of Operations is based on awards ultimately expected to vest, the amount of expense has been reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience.

If factors change and Solectron employs different assumptions in the application of SFAS 123R, the compensation expense that it records in future periods may differ significantly from what it has recorded in the current period.

In 2005 and 2004, Solectron valued its stock-based compensation on an intrinsic value basis under the prescribed guidance of APB 25, “Accounting for Stock Issued to Employees .”

Foreign Currency:  For foreign subsidiaries using the local currency as their functional currency, assets and liabilities are translated at exchange rates in effect at the balance sheet date and income and expenses are translated at average exchange rates. In addition, Solectron records adjustments to remeasure dollar denominated loans to subsidiaries that are not expected to be repaid in the near future. The effects of these adjustments are reported in other comprehensive income (loss). Exchange gains and losses arising from transactions denominated in a currency other than the functional currency of the entity involved and remeasurement adjustments for foreign operations where the U.S. dollar is the functional currency are included in operating results. To date, the effects of such transaction gains and losses and remeasurement adjustments on Solectron’s operations have not been material.

Derivative Instruments:  All derivative instruments are recorded on the balance sheet at fair value. If the derivative is designated as a cash flow hedge, the effective portion of changes in the fair value of the derivative is recorded in other comprehensive loss and is recognized in the statement of operations when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are immediately recognized in earnings. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings in the current period. For derivative instruments not designated as hedging instruments under SFAS No. 133 as amended by SFAS No. 149, changes in fair values are recognized in operating results in the current period.

Research and Development Costs:  Solectron classifies research and development costs as selling, general and administrative expense and they are expensed as incurred. Selling, general and administrative expense includes $27.5 million, $33.3 million and $24.1 million of research and development expenses for fiscal 2006, 2005 and 2004, respectively.

Asset Retirement Obligations:  During the fourth quarter of fiscal 2006, Solectron adopted FASB Interpretation No. 47, “Accounting for Contingent Asset Retirement Obligations” (“FIN 47”), an interpretation of FASB

SOLECTRON CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Statement No. 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”). FIN 47 clarifies that the term “conditional asset retirement obligation” as used in SFAS 143 refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. An entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated, even if conditional on a future event. As permitted, Solectron recognized the effect of applying FIN 47 as a cumulative effect of a change in accounting principle. Our adoption of FIN 47 resulted in an increase in net equipment and leasehold improvements of approximately $0.3 million, recognition of an asset retirement obligation (“ARO”) liability of $1.1 million, and a cumulative effect of adoption of $0.8 million, or $0.001 per share, for the year ended August 31, 2006. The ARO liability is principally for estimable asset retirement obligations related to remediation costs, which Solectron estimates will be incurred upon the expiration of certain operating leases.

New Accounting Principles:

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation 48, “Accounting for Income Tax Uncertainties” (“FIN 48”). FIN 48 defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority. The recently issued literature also provides guidance on the derecognition, measurement and classification of income tax uncertainties, along with any related interest and penalties. FIN 48 also includes guidance concerning accounting for income tax uncertainties in interim periods and increases the level of disclosures associated with any recorded income tax uncertainties. FIN 48 is effective for fiscal years beginning after December 15, 2006. Any differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption will be accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings. The Company is currently in the process of determining the impact, if any, of adopting the provisions of FIN 48 on its financial position, results of operations and cash flows.

In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 108, (“SAB 108”). The interpretations in SAB 108 are being issued to address diversity in practice in quantifying financial statement misstatements and the potential under current practice for the build up of improper amounts on the balance sheet. SAB 108 is effective for the first interim period of the first fiscal year ending after November 15, 2006. Solectron has not yet completed its analysis, however, the Company estimates that the expected net reduction to opening retained earnings will be approximately $10.0 million, as a result of adopting SAB 108. The Company is continuing to evaluate the impact of adopting SAB 108 and, as a result, the actual reduction to the opening retained earnings balance could be different than $10 million estimate.

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 replaces the different definitions of fair value in the accounting literature with a single definition. It defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS 157 is effective for fair-value measurements already required or permitted by other standards for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company is currently in the process of determining the impact, if any, of adopting the provisions of SFAS 157 on its financial position, results of operations and cash flows.

Reclassifications:

Certain prior year amounts have been reclassified to conform to current year presentation.

SOLECTRON CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

NOTE 2.	Cash, Cash Equivalents and Short-term Investments

Cash, cash equivalents and short-term investments (related to continuing operations and including restricted amounts) as of August 31, 2006 and 2005, consisted of the following (in millions):

Cash, Cash
Equivalents and Short-
Term Investments

August 31, 2006
Cash and restricted cash	$456.4
Money market funds	401.0
Term deposits	231.1
Commercial paper	15.4
US government and agency securities	13.2
Overnight deposits and other cash equivalents	40.5
Short-term investments	22.9

Total	$1,180.5

August 31, 2005
Cash and restricted cash	$826.1
Money market funds	747.1
Term deposits	89.0
Commercial paper	12.0
US government and agency securities	11.7
Overnight deposits and other cash equivalents	10.1
Short-term investments	26.3

Total	$1,722.3

Restricted cash and cash equivalents are restricted as collateral for the standby letters of credit and for specified obligations under certain synthetic lease agreements and in connection with standing letters of credit related to self-insurance reserves. Short-term investments are carried at fair market value and are classified as available for sale, which approximates cost. Realized and unrealized gains and losses for the fiscal years ended August 31, 2006 and 2005 were not significant.

NOTE 3.	Revision of Statements of Cash Flows

Solectron has revised its statements of cash flows for the years ended August 31, 2005 and 2004, respectively, to present cash flows related to discontinued operations consistent with the requirements of Financial Accounting Standards Board (“FASB”) Statement No. 95, “Statement of Cash Flows”. This revision includes beginning the indirect method of determining cash flows from operating activities with net income (loss) rather than net income (loss) from continuing operations. In addition, the operating, financing and investing cash flows of discontinued operations have been separately presented within the body of the statements of cash flows which in prior periods were reported on a consolidated basis as a single amount. Solectron has utilized this presentation for the year ended August 31, 2006 and intends to utilize this revised presentation in all future annual and quarterly filings.

NOTE 4.	Stock-Based Compensation

Effective September 1, 2005, Solectron began recording compensation expense associated with stock options and other forms of equity compensation in accordance with Statement of Financial Accounting Standards No. 123R,

SOLECTRON CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

“Share-Based Payment,” (“SFAS 123R”) as interpreted by SEC Staff Accounting Bulletin No. 107. Prior to September 1, 2005, the Company accounted for stock options according to the provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, and therefore no related compensation expense was recorded for awards granted with no intrinsic value. Solectron adopted the modified prospective transition method provided under SFAS 123R, and consequently has not retroactively adjusted results from prior periods. Under this transition method, compensation cost associated with stock options now includes 1) quarterly amortization related to the remaining unvested portion of all stock option awards granted prior to September 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123; and 2) quarterly amortization related to all stock option awards granted subsequent to September 1, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. In addition, Solectron records expense over the offering period and the vesting term, respectively, in connection with 1) shares issued under its employee stock purchase plan and 2) restricted stock and discounted stock options. The compensation expense for stock based compensation awards includes an estimate for forfeitures and is recognized over the expected term of the options using the straight-line method. As a result of the adoption of SFAS 123R, Solectron’s earnings from continuing operations before income taxes, earnings from continuing operations, and net earnings for the year ended August 31, 2006 were $14.2 million lower than they would have otherwise been under Solectron’s previous accounting method for share-based compensation. Prior to adoption of SFAS 123R, benefits of tax deductions in excess of recognized compensation costs were reported as operating cash flows. SFAS 123R requires that they be recorded as a financing cash inflow rather than as a reduction of taxes paid. For the year ended August 31, 2006, no excess tax benefits were generated from option exercises. The Company evaluated the need to record a cumulative effect adjustment for estimated forfeitures upon the adoption of SFAS 123R and determined the amount to be immaterial. The Company has recorded no amount for excess tax benefits in additional paid-in capital since the adoption of SFAS 123R. To determine excess tax benefit, the Company used the alternative transition method (short-cut method) as set forth in the FASB Staff Position No. FAS 123R-3 “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards.”

Total stock compensation expense for the year ended August 31, 2006 of $22.2 million was included in cost of sales and selling, general and administrative expense in the amounts of $6.6 million and $15.6 million, respectively. Total stock compensation expense for the year ended August 31, 2005 of $8.0 million was included in selling, general, and administrative expense.

For stock options granted prior to the adoptions of SFAS 123R, if compensation expense for the Company’s various stock option plans had been determined based upon estimated fair values at the grant dates in accordance with SFAS 123, the Company’s pro forma net income (loss) and basic and diluted income (loss) per share would have been as follows:

	2005	2004
	(In millions, except per-share data)

Net income (loss) as reported	$3.4	$(177.4)
Stock-based employee compensation expense determined under fair value method, net of related tax effects	(58.7)	(60.5)

Pro forma net loss	$(55.3)	$(237.9)

Net loss per share
Basic and diluted — as reported	$—	$(0.20)
Basic and diluted — pro forma	$(0.06)	$(0.27)

Stock-based employee compensation expense determined under the fair value method, net of related tax effects, included zero and $6.5 million of expense relating to discontinued operations during fiscal years 2005 and 2004, respectively.

SOLECTRON CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

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

The fair value of each option award is estimated on the date of grant using the Black-Scholes valuation model and the assumptions noted in the following table. The expected life of options is based on observed historical exercise patterns. Groups of employees that have similar historical exercise patterns have been considered separately for valuation purposes. For fiscal 2006, the expected volatility of stock options is based upon equal weightings of the historical volatility of Solectron stock and, for fiscal periods in which there is sufficient trading volume in options on Solectron’s stock, the implied volatility of traded options on Solectron stock having a life of more than six months. For fiscal years 2005 and 2004, the expected volatility was based solely on historical volatility. The expected volatility of Employee Stock Purchase Plan shares is based on the implied volatility of traded options on the Company’s stock in periods in which there is sufficient trading volume in those options. Otherwise, historical volatility is utilized. The risk free interest rate is based on the implied yield on a U.S. Treasury zero-coupon issue with a remaining term equal to the expected term of the option. The dividend yield reflects that Solectron has not paid any cash dividends since inception and does not intend to pay any cash dividends in the foreseeable future.

Stock Option Plans	2006	2005	2004

Expected volatility	52% to 59%	57%	75%
Dividend yield	zero	zero	zero
Expected life of options	4.3 years to 4.9 years	4.5 years	3.9 years
Risk-free interest rate	4.26% to 5.1%	3.79%	2.30% to 3.06%

Employee Stock Purchase Plan	2006	2005	2004

Weight-average volatility	30% to 44%	37%	77%
Dividend yield	zero	zero	zero
Expected life of purchase right	6 to 12 months	6 to 12 months	6 months
Risk-free interest rate	3.94% to 5.1%	2.90%	1.00% to 1.70%

The following table summarized stock option activity and weighted average exercise prices for stock options granted, exercised, and forfeited during fiscal 2006 and the balance of outstanding and exercisable stock options as of August 31, 2006:

		Weighted
	Stock Option	Average
	Awards	Exercise
	Outstanding	Price

Balance at August 31, 2005	50,851,092	$9.75
Granted	3,500,700	$3.68
Exercised	198,899	$3.28
Forfeited	9,140,530	$10.82

Balance at August 31, 2006	45,012,363	$9.09

Exercisable at August 31, 2006	35,818,238	$10.44

SOLECTRON CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

As of August 31, 2006, the number of stock options outstanding and exercisable by range of exercise prices, the weighted average exercise prices, the intrinsic value and for options outstanding the weighted average remaining contractual life are as follows:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	Term	Price	Exercisable	Price

$ 1.88 - $ 3.76	5,043,194	8.37	$3.515	1,998,643	$3.405
$ 3.77 - $ 3.77	3,820,351	6.89	$3.770	2,947,627	$3.770
$ 3.79 - $ 3.79	4,922,171	8.89	$3.790	1,179,910	$3.790
$ 3.99 - $ 3.99	4,500,000	6.37	$3.990	4,031,250	$3.990
$ 4.01 - $ 5.07	4,024,742	7.42	$4.525	3,250,979	$4.613
$ 5.09 - $ 5.09	5,265,532	7.81	$5.090	5,108,499	$5.090
$ 5.13 - $ 6.46	4,667,839	7.15	$5.698	4,551,124	$5.693
$ 6.54 - $10.29	5,188,305	5.07	$9.646	5,169,944	$9.657
$10.78 - $35.03	5,270,673	1.64	$22.632	5,270,673	$22.632
$35.31 - $51.67	2,309,589	1.50	$43.036	2,309,589	$43.036

$ 1.88 - $51.67	45,012,396	6.30	$9.088	35,818,238	$10.441

The Company has recorded $12.0 million of compensation expenses relative to stock options (other than discounted stock options) for the year ended August 31, 2006 in accordance with SFAS 123R. As of August 31, 2006, there was $16.1 million of total unrecognized compensation costs related to stock options. These costs are expected to be recognized over a weighted average period of 1.34 years.

The weighted-average fair value of stock options granted during the year ended August 31, 2006, was $1.89 per share. The total intrinsic value of stock options exercised during the year ended August 31, 2006, was $0.6 million.

At August 31, 2006, an aggregate of 61.5 million shares were authorized for future issuance under the Company’s stock plans, which cover stock options, Employee Stock Purchase Plan, restricted stock awards and discounted stock options. A total of 52.1 million shares of common stock were available for grant under Solectron’s stock option plans as of August 31, 2006. Awards that expire or are cancelled without delivery of shares generally become available for issuance under the plans.

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

Employee Stock Purchase Plan

Under Solectron’s Employee Stock Purchase Plan, employees meeting specific employment qualifications are eligible to participate and can purchase shares semi-annually through payroll deductions at the lower of 85% of the fair market value of the stock at the commencement or end of the offering period. The Purchase Plan permits eligible employees to purchase common stock through payroll deductions for up to 10% of qualified compensation. Solectron has treated the Employee Stock Purchase Plan as a compensatory plan. The Company has recorded compensation expense relative to the Purchase Plan in the year ended August 31, 2006 of $3.1 million.

SOLECTRON CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Restricted Stock Awards and Discounted Stock Options

During fiscal 2005 and 2004, Solectron issued discounted stock options under its 2002 stock option plan of 1.5 million and 0.7 million shares, respectively, to certain eligible executives and employees at a price below the market value on the day of the stock option grant. During the year ended August 31, 2006, an additional 7.0 million discounted options were granted to certain eligible employees. Compensation expense under the fair value method for the year ended August 31, 2006 is being amortized over the vesting period and was $7.1 million. Compensation expense under the intrinsic value method for the years ended August 31, 2005 and 2004, was $1.5 million and $0.7 million, respectively. For compensation expense purposes, the intrinsic value of restricted stock awards and discounted stock options equals the fair market value of these awards.

The weighted-average fair value of the discounted stock options granted in the year ended August 31, 2006 was $3.61 per share. At August 31, 2006, unrecognized costs related to all restricted stock awards and discounted stock options totaled approximately $22.9 million and is expected to be recognized over a weighted average period of 1.7 years. The total fair value of restricted stock and discounted stock options vested was $0.8 million during the year ended August 31, 2006.

NOTE 5.	Inventories

Inventories related to continuing operations as of August 31, 2006 and 2005, consisted of the following (in millions):

	2006	2005

Raw materials	$1,127.0	$771.0
Work-in-process	202.2	152.8
Finished goods	186.9	184.7

Total	$1,516.1	$1,108.5

NOTE 6.	Property and Equipment

Property and equipment related to continuing operations as of August 31, 2006 and 2005, consisted of the following (in millions):

	2006	2005

Land	$43.5	$46.4
Building and improvements	367.1	384.3
Leasehold improvements	100.8	82.5
Furniture, fixtures, equipment and other	1,040.0	987.5
Computer equipment and software	338.3	317.6

	1,889.7	1,818.3
Less: accumulated depreciation and amortization	1,216.3	1,152.0

Property and equipment, net	$673.4	$666.3

NOTE 7.	Lines of Credit

As of August 25, 2006, Solectron had available a $500 million secured revolving credit facility dated August 20, 2004 (the “Existing Facility”) set to expire on August 20, 2007. The Existing Facility was guaranteed by certain domestic subsidiaries and secured by the pledge of domestic accounts receivable, inventory and equipment, the pledge of equity interests in certain subsidiaries and notes evidencing inter-company debt. Borrowings under the

SOLECTRON CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Existing Facility bear interest, at Solectron’s option, at the London Inter-bank Offered Rate (LIBOR) plus a margin of 2.25% based on Solectron’s current senior unsecured debt ratings, or the higher of the Federal Funds Rate plus 1/2 of 1% or Bank of America N.A.’s publicly announced prime rate. As of August 25, 2006, there were no borrowings outstanding under this facility. Solectron is subject to compliance with certain financial covenants set forth in the Existing Facility including, but not limited to, capital expenditures, cash interest coverage ratio and leverage ratio. Solectron was in compliance with all applicable covenants as of August 31, 2006.

Subsequent to the year end, Solectron entered into a $350 million Credit Agreement (“the Credit Agreement”) that amends and replaces the Existing Facility. The Credit Agreement provides for a revolving multicurrency secured credit facility, which may be used to borrow revolving loans or issue standby letters of credit, subject to a $100 million letter of credit sub-limit. The Company may request an increase in the credit facility of up to an additional $150 million, to provide for an aggregate commitment of up to $500 million. As of August 31, 2006 there were no revolving loans outstanding and approximately $2.3 million in letters of credit outstanding under the Credit Agreement. The revolving loans under the Credit Agreement bear interest, at the Company’s option, at either (i) the base rate, which is defined as a fluctuating rate per annum equal to the greater of (A) Bank of America N.A.’s prime rate, or (B) the average rate on overnight federal funds plus one-half of one percent, or (ii) a rate equal to (A) the London Inter-bank Offered Rate (LIBOR) plus (B) an applicable margin ranging from 1.0% to 2.0% based on Solectron’s non-credit-enhanced senior unsecured long-term debt ratings. The Credit Agreement expires on August 28, 2009 and may be prepaid at any time without penalty or premium at the option of the Company.

The obligations under the Credit Agreement are guaranteed by the Company’s existing and future material domestic subsidiaries, and such obligations, including the guarantees, are secured by: (i) the Company’s and its domestic subsidiaries’ accounts receivable, equipment and inventory, (ii) a pledge of the capital stock of the Company’s material domestic subsidiaries, (iii) a pledge of 65% of the capital stock of the Company’s material first-tier foreign subsidiaries, and (iv) a pledge of certain inter-company indebtedness among the Company and certain of its subsidiaries. In the event that the Company’s non-credit-enhanced senior unsecured long-term debt achieves a rating of BB/Ba3 (stable/stable) or BB-/Ba2 (stable/stable) or higher from Standard & Poor’s Ratings Services and Moody’s Investors Service, Inc., respectively, the liens on the collateral described in clause (i) above will be released. Solectron is subject to compliance with certain financial covenants set forth in this facility including, but not limited to, capital expenditures, cash interest coverage ratio and leverage ratio. Solectron was in compliance with all applicable covenants as of August 31, 2006.

SOLECTRON CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

NOTE 8.	Debt

Debt related to continuing operations at August 31, 2006 and 2005, consisted of the following (in millions, except for percentages):

	2006	2005
	(In millions)

8.00% senior subordinated notes, face value of $150.0, fair value of $145.1 in 2006, due 2016	$150.0	$—
0.5% convertible senior notes, face value of $2.7, fair value of $2.0 in 2006 and $2.1 in 2005, due 2034	2.7	2.7
0.5% convertible senior notes, series B, face value of $447.3, fair values of $338.8 in 2006 and $341.0 in 2005, due 2034	447.3	447.3
7.375% senior notes, face value of $150.0, fair value of $151.3 in 2005, due 2006	—	150.0
7.97% adjustable conversion-rate equity securities (ACES), face value of $64.3, fair values of $64.5 in 2006 and $65.8 in 2005, due 2006	64.3	63.6
2.75% zero-coupon convertible senior notes, face values of $12.0 in 2006 and $13.0 in 2005, fair values of $8.2 in 2006 and $8.7 in 2005, due 2020	8.2	8.7
3.25% zero-coupon convertible senior notes, face values of $1.7 in 2006 and $5.0 in 2005, fair values of $1.1 in 2006 and $3.1 in 2005, due 2020	1.1	3.1
Other, fair values approximate carrying value	35.3	31.2

Total debt	$708.9	$706.6
Less: current portion	89.5	165.7

Total long-term debt	$619.4	$540.9

8.00% Senior Subordinated Notes due 2016

On February 14, 2006, Solectron’s wholly owned subsidiary Solectron Global Finance Ltd (“Solectron Global Finance”) issued $150 million of senior subordinated notes due 2016 (the “Subordinated Notes”) in reliance on exemption from the registration requirements of the Securities Act. The Subordinated Notes are unconditionally guaranteed by Solectron on a senior subordinated basis, will mature on March 15, 2016, and bear interest at the rate of 8% annually. Cash interest payments on the Subordinated Notes will be made semiannually in arrears on March 15 and September 15 of each year, beginning on September 15, 2006. The Subordinated Notes will be redeemable, in whole or in part, at any time on or after March 15, 2011 at specified redemption prices plus accrued and unpaid interest. Prior to March 15, 2011, Solectron Global Finance or Solectron will have the option to redeem the Subordinated Notes, in whole or in part at a price equal to the greater of (1) 100% of the principal amount of the Subordinated Notes redeemed plus accrued and unpaid interest or (2) the make-whole premium plus accrued and unpaid interest. In addition, subject to certain conditions, prior to March 15, 2009, Solectron Global Finance or Solectron may redeem up to 35% of the aggregate principal amount of the Subordinated Notes with the net proceeds of a qualified public common stock offering by Solectron at a redemption price of 108% of the principal amount of the Subordinated Notes, plus any accrued and unpaid interest to the redemption date. Solectron used the net proceeds from the offering, together with cash on hand, to repay its 7.375% Senior Notes on March 1, 2006. On September 5, 2006, pursuant to a Registration Rights Agreement, Solectron Global Finance and Solectron completed an exchange offer of $150 million in aggregate principal amount of Solectron Global Finance’s 8.00% Senior Subordinated Notes due 2016 (the “Exchange Notes”) that have been registered under the Securities Act for the same principal amount of its outstanding unregistered Subordinated Notes. Both the Subordinated Notes and the Exchange Notes are guaranteed by Solectron on a senior subordinated basis and the guarantee with respect to the Exchange Notes has been registered under the Securities Act.

SOLECTRON CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

0.5% Convertible Senior Notes due 2034

On February 17, 2004, Solectron issued $450 million of 0.5% convertible senior notes (the “Original Notes”), to qualified institutional buyers in reliance on Rule 144A under the Securities Act. The Original Notes are unsecured and unsubordinated indebtedness of Solectron and will mature on February 15, 2034. Upon conversion of the Original Notes, Solectron will deliver shares of its common stock at the applicable conversion rate. The Original Notes do not provide an adjustment to the conversion rate upon a change in control.

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

On or after February 20, 2011, Solectron will have the option to redeem all or a portion of the New Notes that have not been previously purchased, repurchased or converted, at 100% of the principal amount of the New Notes to be redeemed plus accrued and unpaid interest and liquidated damages owed, if any, up to, but excluding, the date of the purchase. Holders of the New Notes may require Solectron to purchase all or a portion of the convertible notes for cash on each of February 15, 2011, 2014, 2019, 2024, and 2029 at a price equal to 100% of the principal amount of the convertible notes to be repurchased plus accrued and unpaid interest, up to, but excluding, the date of repurchase. Holders will have the option, subject to certain conditions, to require Solectron to repurchase any New Notes held by such holder in the event of a “change in control”, as defined, at a price of 100% of the principal amount of the convertible notes plus accrued and unpaid interest up to, but excluding, the date of repurchase. The New Notes are convertible into cash and either common stock or cash at any time prior to maturity, subject to the terms of the notes.

After the exchange offer was complete, there were approximately $2.7 million aggregate principal amount of Original Notes outstanding. Interest on both the Original Notes and the New Notes (together, the “convertible notes”) will be paid on February 15 and on August 15 of each year. The conversion rate for the convertible notes is 103.4468 per $1,000 principal amount, subject to certain adjustments in certain circumstances. This is equivalent to a conversion price of $9.67 per share. As of August 31, 2006 the aggregate carrying amount of the convertible notes was $450.0 million, and classified as long-term debt.

7.375% Senior Notes

In February 1996, Solectron issued $150 million aggregate principal amount of 7.375% unsubordinated notes. These notes were redeemed at maturity on March 1, 2006.

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

SOLECTRON CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

As of August 31, 2006, there was $64.3 million outstanding of the 7.97% subordinated debentures due November 2006 which were classified as short-term debt.

Liquid Yield Option Notes (LYONstm)

On August 31, 2006, Solectron has $8.2 million aggregate accreted value of LYONstm outstanding with an interest rate of 2.75%. These notes are unsecured and unsubordinated indebtedness of Solectron. Solectron will pay no interest prior to maturity. Each note has a yield of 2.75% with a maturity value of $1,000 on May 8, 2020. Each note is convertible at any time by the holder to common shares at a conversion rate of 12.3309 shares per note. Holders will be able to require Solectron to purchase all or a portion of their notes on May 8, 2010, at a price of $761.00 per note. Solectron, at its option, may redeem all or a portion of the notes at any time. As of August 31, 2006, the accreted value of the 2.75% LYONstm is classified as long-term debt on the consolidated balance sheet.

On August 31, 2006, Solectron had $1.1 million aggregate accreted value of LYONstm outstanding with an interest rate of 3.25%. These notes are unsecured and unsubordinated indebtedness of Solectron. Solectron will pay no interest prior to maturity. Each note has a yield of 3.25% with a maturity value of $1,000 on November 20, 2020. Each note is convertible at any time by the holder to common shares at a conversion rate of 11.7862 shares per note. Holders will be able to require Solectron to purchase all or a portion of their notes on November 20, 2010, at a price of $724.42 per note. Solectron, at its option, may redeem all or a portion of the notes at any time on or after May 20, 2004. As of August 31, 2006, the accreted value of the 3.25% LYONstm is classified as long-term debt.

The aggregate annual face value maturities of long-term debt are as follows (in millions):

Years Ending August 31:
2007	$89.5
2008	1.1
2009	0.6
2010	9.1
2011	451.2
2012	—
Thereafter	157.4

Total	$708.9

NOTE 9.	Financial Instruments

Fair Value of Financial Instruments

The fair value of Solectron’s cash, cash equivalents, accounts receivable, accounts payable and borrowings under lines of credit approximates the carrying amount due to the relatively short maturity of these items. The fair value of Solectron’s short-term investments (see Note 2, “Cash, Cash Equivalents and Short-Term Investments”) is determined based on quoted market prices. The fair value of Solectron’s long-term debt (see Note 8, “Debt”) is determined based on broker trading prices.

Derivatives

Solectron enters into foreign exchange forward contracts intended to reduce the short-term impact of foreign currency fluctuations on foreign currency receivables, investments, payables and indebtedness. The gains and losses on the foreign exchange forward contracts are intended largely to offset the transaction gains and losses on the foreign currency receivables, investments, payables, and indebtedness recognized in operating results. Solectron does not enter into foreign exchange forward contracts for speculative purposes. Solectron’s foreign exchange forward contracts related to current assets and liabilities are generally six months or less in original maturity. The

SOLECTRON CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Company does not designate these as accounting hedges and the changes in the values of the Company’s foreign exchange forward contracts are included in other expense (net).

As of August 31, 2006, Solectron had outstanding foreign exchange forward contracts with a total notional amount of approximately $293.2 million related to continuing operations.

During the third quarter of fiscal 2005, Solectron terminated its $500 million interest rate swap arrangement with a payment of $8.2 million. Solectron recorded a gain of approximately $6.6 million in other expense — net in the consolidated statement of operations. The interest rate swap was no longer necessary due to the redemption of the 9.625% senior notes during the period.

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

Financial instruments that potentially subject Solectron to concentrations of credit risk consist of cash, cash equivalents and trade accounts receivable. Concentrations of credit risk in accounts receivable resulting from sales to major customers are discussed in Note 14, “Segment Information and Geographic Information”.

NOTE 10.	Commitments and Contingencies

Synthetic Leases

Solectron has synthetic lease agreements relating to three manufacturing sites in continuing operations. The synthetic leases have expiration dates in September 2007. At the end of the lease terms, Solectron has an option, subject to certain conditions, to purchase or to cause a third party to purchase the facilities subject to the synthetic leases for the “Termination Value,” which approximates the lessor’s original cost for each facility, or may market the property to a third party at a different price. Solectron is entitled to any proceeds from a sale of the properties to third parties in excess of the Termination Value and is liable to the lessor for any shortfall not to exceed 85% of the Termination Value. Solectron has provided loans to the lessor equaling approximately 85% of the Termination Value for each synthetic lease. These loans are repayable solely from the sale of the properties to third parties in the future, are subordinated to the amounts payable to the lessor at the end of the synthetic leases, and may be credited against the Termination Values payable if Solectron purchases the properties. The approximate aggregate Termination Values and loan amounts were $87.7 million and $74.5 million, respectively, as of August 31, 2006.

In addition, cash of $13.2 million, an amount equal to the difference between the aggregate Termination Values and the loan amounts, is pledged as collateral. Each synthetic lease agreement contains various affirmative covenants. A default under a lease, including violation of these covenants, may accelerate the termination date of the arrangement. Solectron was in compliance with all applicable covenants as of August 31, 2006. Monthly lease payments are generally based on the Termination Value and 30-day LIBOR index (5.33% as of August 31, 2006) plus an interest-rate margin, which may vary depending upon Solectron’s Moody’s Investors’ Services and Standard and Poor’s ratings, and are allocated between the lessor and Solectron based on the proportion of the loan amount to the Termination Value for each synthetic lease.

During fiscal 2004, Solectron determined that it was probable that the expected fair value of the properties under the synthetic lease agreements will be less than the Termination Value at the end of the lease terms by approximately $13.5 million. The $13.5 million is being accreted over the remaining lease terms. As of August 31, 2006 Solectron had accreted $7.4 million.

SOLECTRON CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

On November 1, 2006, Solectron exercised its purchase option granted under the synthetic lease agreements and terminated the lease agreements.

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

Future Minimum Lease Obligations

Future minimum payments for operating lease obligations related to continuing operations, including the synthetic leases discussed above, are as follows:

	Payments Due by Period
	Total	FY07	FY08	FY09	FY10	FY11	FY12	Thereafter
	(In millions)

Operating lease	$172.9	$40.0	$34.0	$27.2	$20.7	$15.4	$14.4	$21.2

Rent expense, which includes facilities lease, equipment and other rent expenses, was $65.7 million, $79.4 million and $95.5 million for fiscal 2006, 2005 and 2004, respectively. Sublease income will not have a significant impact on these amounts.

Related Party Guarantees

Solectron extends guarantees of $108.2 million in favor of vendors that supply the Company’s subsidiaries as of August 31, 2006. These guarantees have various expiration terms. In addition, Solectron guarantees used and unused lines of credits and debt for its own subsidiaries totaling $13.3 million as of August 31, 2006. Solectron also guarantees performance of certain subsidiaries in various transactions such as leases totaling $112.4 million as of August 31, 2006.

Legal Proceedings

Solectron is from time to time involved in various litigation and legal matters arising in the normal course of its business operations. Management believes that the final resolution of these matters will not have a material adverse effect on the Company’s consolidated financial position, cash flows, or results of operations. By describing any particular matter, Solectron does not intend to imply that it or its legal advisors have concluded or believe that the outcome of any of those particular matters is or is not likely to have a material adverse impact upon Solectron’s consolidated financial position, cash flows or results of operations.

Solectron has settled the previously reported shareholder class action lawsuit entitled Abrams v. Solectron Corporation et al., Case No. C-03-0986 CRB, filed in the United States District Court for the Northern District of California, on terms not considered to be material to Solectron. Court approval of the settlement terms was obtained on March 3, 2006.

Conditional Asset Retirement Obligations

Effective August 31, 2006, the Company adopted Financial Accounting Standards Board (FASB) Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (FIN 47), an interpretation of FASB Statement No. 143, “Accounting for Asset Retirement Obligations” (SFAS 143). FIN 47 clarifies that the term “conditional asset retirement obligation” as used in SFAS 143 refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. An entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated, even if conditional on a future event.

SOLECTRON CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

The Company has identified the removal of leasehold improvements and other lease close-out costs as conditional asset retirement obligations.

FIN 47 requires that the estimate be recorded as a liability and as an increase to the asset. The capitalized portion is depreciated over the remaining useful life of the asset which Solectron estimated to be the lesser of the Company’s depreciation policy or the life of the lease. As permitted, the Company recognized the effect of applying FIN 47 as a cumulative effect of a change in accounting principle. Its adoption of FIN 47 resulted in an increase in net equipment and leasehold improvements of approximately $0.3 million, recognition of an asset retirement obligation (“ARO”) liability of $1.1 million, and a cumulative effect of adoption net of tax of $0.8 million or $0.001 per share, for the year ended August 31, 2006.

NOTE 11.	Retirement Plans

Solectron has various retirement plans that cover a significant number of its eligible worldwide employees. The Company sponsors a 401(k) Plan to provide retirement benefits for its United States employees. This Plan provides for tax-deferred salary deductions for eligible employees. Employees may contribute between 1% to 15% of their annual compensation to this Plan, limited by an annual maximum amount as determined by the Internal Revenue Service. The Company also makes discretionary matching contributions, which vest immediately, as periodically determined by an oversight committee. This committee was established by the Executive Compensation and Management Resources Committee of the Board of Directors. The Company’s matching contributions to this plan related to continuing operations totaled $11.0 million, $9.5 million, and $6.4 million, respectively, in fiscal 2006, 2005 and 2004.

In addition, certain of the Company’s non-U.S. employees are covered by various defined benefit and defined contribution plans. Solectron’s expenses for these plans related to continuing operations totaled approximately $1.3 million, $1.5 million and $2.3 million in fiscal 2006, 2005 and 2004, respectively. The aggregate benefit plan assets and accumulated benefit obligation of these defined benefit plans are not significant.

NOTE 12.	Taxes

The components of income tax expense (benefit) from continuing operations for the fiscal periods included in this report are as follows (in millions):

	2006	2005	2004

Current:
Federal	$11.0	$(3.8)	$2.8
State	0.1	0.8	2.7
Foreign	(8.5)	6.8	3.2

	2.6	3.8	8.7

Deferred:
Federal	—	—	—
State	—	—	—
Foreign	(3.9)	11.9	(12.0)

	(3.9)	11.9	(12.0)

Total	$(1.3)	$15.7	$(3.3)

SOLECTRON CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

The overall effective income tax rate (expressed as a percentage of consolidated financial statement income (loss) from continuing operations and before income taxes) varied from the United States statutory income tax rate for all fiscal years presented as follows:

	2006	2005	2004

Federal tax rate	35.0%	35.0%	35.0%
State income tax, net of federal tax benefit	0.1	15.4	(1.1)
Income of international subsidiaries taxed at different rates	(33.2)	(739.8)	16.9
Tax holidays	(45.9)	(432.7)	28.6
Nondeductible goodwill and other permanent items	19.8	1,419.5	(6.6)
Loss for which no benefit is currently realized	—	—	(77.4)
Change in valuation allowance	34.0	232.3	7.0
Change in estimate of contingency reserves	8.7	(183.8)	—
Refunds on reinvested earnings	(18.3)	—	—
Other	(1.3)	(44.0)	(1.2)

Effective income tax rate	(1.1)%	301.9%	1.2%

The tax effects of temporary differences from continuing operations that gave rise to significant portions of deferred tax assets and liabilities as of August 31, 2006 and 2005 were as follows (in millions):

	2006	2005

Deferred tax assets:
Accruals, allowances and reserves	$77.9	$84.6
State income tax	70.2	50.8
Acquired intangible assets	342.2	410.4
Depreciation	19.0	—
Net operating loss carryover and credits	835.3	924.8
Restructuring accruals	9.5	21.8
Capital loss carryover	270.5	234.8
Other	39.2	48.2

Deferred tax assets	1,663.8	1,775.4
Valuation allowance	(1,627.3)	(1,686.8)

Total deferred tax assets	$36.5	$88.6

Deferred tax liabilities:
Depreciation	—	(28.3)
Other	(7.0)	(0.7)

Total deferred tax liabilities	(7.0)	(29.0)

Net deferred tax assets	$29.5	$59.6

Deferred tax assets, net of valuation allowance, were recorded in other current assets and other assets in the accompanying consolidated balance sheet. Deferred tax liabilities were recorded in other current liabilities and other liabilities. Income taxes payable of $142.3 million and $155.1 million is included in other current liabilities as of August 31, 2006 and 2005, respectively.

SOLECTRON CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

The Company has U.S. federal tax net operating losses arising from continuing operations in its U.S. consolidated group of approximately $1,338.2 million. The net operating losses, if not utilized, will expire in 2021 through 2026.

The Company also has U.S. federal capital loss carryforwards from continuing operations in its U.S. consolidated group of approximately $26.2 million. Capital loss carryforwards may only offset capital gains realized in future years. The capital loss, if not utilized, will expire in 2009.

The Company also has Canadian and Australian capital loss carryforwards from continuing operations of approximately $669.9 million and $63.5 million, respectively. These capital loss carryforwards may only offset capital gains and have no expiration.

The Company also has California state tax net operating losses in its unitary group from continuing operations of approximately $405.8 million, which will expire if not utilized in 2011 through 2016. The Company has stated net operating loss carryforwards from states other than California of $638.3 million, which have various expiration dates and are subject to limitations on their utilization.

The Company has net operating loss carryforwards in various foreign jurisdictions. A summary of significant foreign net operating loss carryforwards follows (in millions):

Jurisdiction	Amount	Expiration

Australia	$50.4	Indefinite
Brazil	205.7	Indefinite
Canada	32.9	2008-2026
France	197.7	2007-Indefinite
Germany	99.4	Indefinite
Hungary	134.3	Indefinite
Japan	87.4	2009-2012
Netherlands	79.6	Indefinite
Sweden	47.6	Indefinite
United Kingdom	85.2	Indefinite
Other	63.3	Various

Management has determined that a valuation allowance in the amount of approximately $1.6 billion is required with respect to deferred tax assets. Although realization is not assured, Management believes that it is more likely than not that the remaining deferred tax assets will be realized. The amount of net deferred tax assets, however, could be reduced or increased in the near term if actual facts, including the estimate of future taxable income, differ from those estimated.

Worldwide income (loss) from continuing operations before taxes for all fiscal years presented consisted of the following (in millions):

	2006	2005	2004

U.S.	$(56.6)	$44.9	$(373.9)
Non-U.S.	173.7	(39.7)	108.2

Total	$117.1	$5.2	$(265.7)

Cumulative undistributed earnings of the non-U.S. subsidiaries amounted to $1,721.0 million as of August 31, 2006, all of which is intended to be indefinitely reinvested. The amount of deferred income tax liability that would result had such earnings been repatriated is estimated to be approximately $144.2 million.

SOLECTRON CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Solectron has been granted tax holidays for its overseas sites in Malaysia and Singapore. The Malaysian tax holiday is effective through January 31, 2012, subject to certain conditions, including maintaining certain levels of research and development expenditures. The Singapore tax holiday is effective through March 31, 2011, subject to certain conditions, including incremental fixed asset expenditures and qualifying headcount. Solectron also enjoys the benefit of statutory low income tax rates in various provinces throughout China on the basis of qualification as either an Advanced Technology or Export Oriented Enterprise. The Company included in its computation of its annual effective tax rate for fiscal 2006 a $21.4 million benefit resulting from the taxes paid on the earnings by reinvesting the earnings of two of the international operations.

The Internal Revenue Service (“IRS”) and other tax authorities regularly examine the Company’s income tax returns. During the quarter ended May 31, 2006, the IRS completed its field examination of the Company’s federal income tax returns for fiscal years 2001 and 2002 and issued a Revenue Agent’s Report (“RAR”). The RAR is not a final Statutory Notice of Deficiency, and the Company has protested certain of the proposed adjustments with the Appeals Office of the IRS. The most significant of the disputed adjustments relates to transfer pricing arrangements that the Company has with its foreign subsidiaries. The Company believes that the proposed IRS adjustments are inconsistent with applicable tax laws, and that it has meritorious defenses to the proposed adjustments.

A domestic state jurisdiction is currently conducting a sales and use tax audit for the period from January 1, 1999, through December 31, 2001. Solectron filed an application to participate in an amnesty program in order to protect itself from any penalties that may arise as a result of a potential audit assessment. Although there is a reasonable possibility that a loss may be incurred, no estimate of the possible loss can be made at this time.

In addition, Solectron has established contingency reserves for income taxes in various jurisdictions. The estimate of appropriate tax reserves is based upon the amount of prior tax benefit that is at risk upon audit and upon the reasonable estimate of the amount at risk. Solectron periodically reassesses the amount of such reserves and adjusts reserve balances as necessary. During the year, the Company recorded an additional accrual related to a transfer pricing adjustment assessed by a foreign tax authority. The recorded amount represents management’s best estimate of the cost it will incur in relation to the exposure, but there is a reasonable possibility that the final settlement could differ from the estimate.

Significant judgment is required in determining Solectron’s provision for income taxes. The calculation of Solectron’s tax liabilities involves dealing with uncertainties in the application of complex tax rules and regulations. In determining the adequacy of its provision for income taxes, Solectron has assessed the likelihood of adverse outcomes resulting from these examinations, including the IRS RAR for fiscal years 2001 and 2002. Although the ultimate outcome of tax examinations cannot be predicted with certainty, including the total amount payable and the timing of such payments, the Company believes that adequate amounts of tax and interest have been provided for any adjustments that are expected to result. Solectron, however, cannot be certain that such amount will not be materially different than what is reflected in its historical income tax provisions and accruals. Should the tax authorities assess additional taxes as a result of any current or future examinations, Solectron may be required to record changes to operations in future periods that could have a material adverse effect on its results of operations, financial position or cash flows in the period or periods recorded.

NOTE 13.	Stockholders’ Equity

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

SOLECTRON CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

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

Stock Repurchase

Solectron’s board of directors authorized a $250 million stock repurchase program during the fourth quarter of fiscal year 2005, during which time the Company repurchased 17.0 million shares of its common stock at an average price of $4.09 for approximately $69.6 million. Solectron had committed to repurchase an additional 2.7 million shares for approximately $11.2 million which amount was accrued for at year-end 2005 and subsequently settled. Under this program during the first fiscal quarter of 2006, Solectron repurchased and retired 43.7 million shares of its common stock at an average price of $3.87 per share for approximately $169.0 million. During the first fiscal quarter of 2006, Solectron completed the stock repurchase program. Solectron repurchased and retired a total of 63.6 million shares for approximately $250.0 million under this program.

On November 1, 2005, Solectron’s Board of Directors approved a stock repurchase program whereby the Company is authorized to repurchase up to $250 million of the Company’s common stock pursuant to a 10b5-1 trading plan. Solectron commenced this $250 million repurchase program at the end of the quarter ended February 28, 2006. During the fiscal 2006, Solectron repurchased 14.8 million shares of its common stock at an average price of $3.49 per share for approximately $51.6 million.

NOTE 14.	Segment and Geographic Information

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

Geographic information for continuing operations as of and for the periods presented is as follows (in millions):

	Years Ended August 31
	2006	2005	2004

Geographic net sales:
United States	$3,272.1	$3,127.1	$3,219.4
Other North and Latin America	1,568.2	1,633.6	1,836.2
Europe	1,247.9	1,497.3	1,667.4
Malaysia	2,211.8	2,013.2	1,853.4
China	1,320.3	1,268.2	1,914.6
Other Asia Pacific	940.4	901.7	1,147.3

	$10,560.7	$10,441.1	$11,638.3

SOLECTRON CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Geographic net sales are attributable to the country in which the product is manufactured.

	August 31	August 31
	2006	2005

Long-lived assets:
United States	$292.0	$314.3
Other North and Latin America	167.7	165.7
Europe	142.6	138.0
Asia Pacific	287.5	275.8

	$889.8	$893.8

The following table depicts, for the periods indicated, revenue by market expressed as a percentage of net sales. The distribution of revenue across our markets has fluctuated, and will continue to fluctuate, as a result of numerous factors, including but not limited to: increased business from new and existing customers; fluctuations in customer demand; seasonality of our customers’ markets; and growth in market outsourcing.

	Years Ended August 31
	2006	2005	2004

Computing & Storage	32.2%	30.6%	30.5%
Networking	26.1%	25.0%	21.6%
Communications	19.1%	19.8%	18.8%
Consumer	9.8%	13.7%	19.3%
Industrial	8.7%	5.9%	5.4%
Automotive	2.5%	3.2%	2.6%
Other	1.6%	1.8%	1.8%

Total	100.0%	100.0%	100.0%

NOTE 15.	Major Customers

Net sales from continuing operations to major customers as a percentage of consolidated net sales were as follows:

	Years Ended August 31
	2006	2005	2004

Cisco Systems	17.9%	15.7%	13.2%
Nortel Networks	*	10.8%	*

*	less than 10%

Solectron has concentrations of credit risk due to sales to these and other of Solectron’s significant customers. As of August 31, 2006, Hewlett-Packard accounted for approximately 12.3% of total accounts receivable related to continuing operations. As of August 31, 2005, Nortel Networks and Hewlett-Packard accounted for approximate 13.2% and 11.1%, respectively, of total accounts receivable related to continuing operations.

NOTE 16.	Restructuring

Over the past few years, Solectron has recorded restructuring and impairment costs as it rationalized operations in light of customer demand declines and the economic downturn. The measures, which included reducing the workforce, consolidating facilities and changing the strategic focus of a number of sites, was largely intended to align Solectron’s capacity and infrastructure to anticipated customer demand and transition its operations to lower

SOLECTRON CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

cost regions. The restructuring and impairment costs include employee severance and benefit costs, costs related to leased facilities abandoned and subleased, impairment of owned facilities no longer used by Solectron which will be disposed, costs related to leased equipment that has been abandoned, and impairment of owned equipment that will be disposed. For owned facilities and equipment, the impairment loss recognized was based on the fair value less costs to sell, with fair value estimated based on existing market prices for similar assets. Severance and benefit costs are recorded in accordance with SFAS No. 112, “Employer’s Accounting for Postemployment Benefits,” as Solectron has concluded that it had a substantive severance plan. In accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, the estimated lease loss accrued for leased facilities abandoned and subleased after December 31, 2002 represents the fair value of the lease liability as measured by the present value of future lease payments subsequent to abandonment less the present value of any estimated sublease income. For those facilities abandoned and subleased before January 1, 2003, as part of restructuring activities under EITF Issue No. 94-3, the estimated lease loss represents payments subsequent to abandonment less any estimated sublease income. In order to estimate future sublease income, Solectron works with real estate brokers to estimate the length of time until it can sublease a facility and the amount of rent it can expect to receive. Estimates of expected sublease income could change based on factors that affect Solectron’s ability to sublease those facilities such as general economic conditions and the real estate market, among others. At each reporting date, the Company evaluates its accruals for exit costs and employee separation costs to ensure the accruals are still appropriate. In certain circumstances, accruals are no longer required because of efficiencies in carrying out the plans or because employees previously identified for separation resigned from the Company and did not receive severance or were redeployed due to circumstances not foreseen when the original plans were initiated. The Company reverses accruals through the income statement line item where the original charges were recorded when it is determined that they are no longer required.

See also Note 17, “Goodwill and Intangible Assets,” for discussion of intangible asset impairment charges.

Overview of Restructuring Plans

Fiscal Year 2005 Restructuring Plan

During fiscal year 2005, in response to a decline in revenues from fiscal year 2004 levels, Solectron reviewed its cost structure and geographic footprint and determined that cost savings could be realized by moving certain activities from high-cost facilities in Europe and North America to facilities in low cost geographies. During Fiscal 2006, the Company had lowered its total anticipated restructuring costs for the 2005 restructuring plan from $80-$95 million to $55-$65 million. The original anticipated costs were based on the occurrence of certain future events. Due to non-occurrence of some events and changes in business conditions, the Company has lowered its total anticipated costs. However, for the restructuring items that were executed, the Company expects cost savings to be in line with the original estimates. This restructuring plan as amended will result in restructuring charges of approximately $55 million to $65 million, and includes the following measures:

•	Closing the Company’s facilities in Hillsboro, Oregon; Winnipeg, Canada; Lincoln, California; Turnhout, Belgium; and Munich, Germany.

•	Eliminating approximately 2,500 positions (1) at the facilities being closed; (2) at the Company’s facilities in Bordeaux, France; Dunfermline, Scotland; Guadalajara, Mexico; Jaguariuna, Brazil; and other facilities; and (3) within the Company’s material procurement and sales organizations in Europe and North America. These actions included the elimination of certain positions, the migration of certain functional activities to facilities in lower cost geographies and the outsourcing of certain activities.

•	Impairing certain long-lived assets (primarily building and leasehold improvement) in connection with the facilities being vacated and equipment made obsolete to the extent that Solectron would be unable to recover their carrying value upon sales to third parties.

SOLECTRON CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Cumulative restructuring costs recorded under the 2005 restructuring plan as of August 31, 2006 were $57.8 million. As of August 31, 2006, Solectron has reduced its workforce by 2,400 personnel in connection with this plan and expect to reduce headcount by an additional 100 personnel prior to the completion of this plan. The remaining accrual balance of $7.1 million is largely related to severance payouts for the additional 100 personnel, of which $5.5 million is expected to be paid by December 31, 2006. This plan is substantially complete as of the end of fiscal 2006.

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

This plan was expected to result in total restructuring charges of $20.0 million. Through August 31, 2006, Solectron had recorded restructuring charges of approximately $24.9 million related to this plan. This amount consisted of $10.0 million of severance charges, $10.2 million relating to the impairment of certain long-lived assets, and $4.7 million of facility lease obligation and other expenses. For the fiscal year ended August 31, 2006, Solectron released $2.6 million of severance accruals no longer required. This restructuring plan is substantially complete. The remaining accrual balance of $2.1 million as of August 31, 2006 is primarily related to an ongoing facility lease obligation. The facility lease obligation currently expires in 2011. However, Solectron may incur additional restructuring costs as it revises estimates due to changes in assumptions used for the facility lease loss accrual.

Legacy Restructuring Plans

From 2001 through 2003, a significant economic downturn adversely impacted Solectron’s business, resulting in a decline in revenues from $17.4 billion in fiscal year 2001 to $9.8 billion in fiscal year 2003. In response to these trends, Solectron initiated a series of restructuring measures to align its capacity and infrastructure with anticipated customer demand. These actions included significant reductions in the Company’s workforce, the closure and consolidation of facilities, and the impairment of certain long-lived assets. These restructuring activities are substantially complete as of August 31, 2006, as the remaining accrual is almost entirely attributable to ongoing facility lease obligations, which are currently leased through 2014. However, Solectron expects to incur restructuring costs as it continues to sell restructured long-lived assets and revise previous estimates in connection with these plans. Revisions to estimates will primarily be due to changes in assumptions used for the facility lease loss accrual.

Summary of Restructuring Plans

During fiscal year 2006, Solectron continued to incur expected restructuring charges in accordance with previously announced plans. A total of $14.0 million of restructuring and impairment charges was incurred in fiscal year 2006. The employee severance and benefit costs included in the restructuring charges recorded through August 31, 2006 primarily arose from the 2005 Restructuring Plan described above. Included in the total is a net reduction in the provision for severance of $10.8 million due to new business opportunities resulting in changes to planned severance actions, differences between actual and estimated payment obligations and employee turnover. During fiscal 2006, Solectron also recorded a $0.7 million reversal in restructuring expenses related to a release of an accrual established under acquisition accounting that is no longer required. This reversal to the income statement is necessitated due to all the long-term assets relating to the acquisition being fully impaired. In addition, Solectron recorded a $1.9 million net impairment charge in connection with the termination of a customer relationship for which an intangible asset had previously been established. This net amount consisted of a $2.4 million impairment charge offset by a $0.5 million gain on the sale of equipment to this former customer. Solectron also recorded a

SOLECTRON CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

$4.7 million impairment of tangible assets in fiscal 2006 resulting from the Company’s impairment analysis under the prescribed guidance of SFAS 144.

During fiscal 2005, Solectron approved and commenced the Fiscal Year 2005 Restructuring Plan. Through August 31, 2005, Solectron recorded approximately $56.9 million of cash and non-cash restructuring expense related to this plan. In addition, during fiscal 2005, Solectron recorded a net credit in restructuring of approximately $1.7 million as a result of revisions to previous estimates for severance costs, leased facilities and net loss on disposal of equipment and facilities for restructuring plans that commenced prior to fiscal 2005. Solectron also incurred approximately $35.9 million in non-cash charges related to a sale of a facility in Japan. The sale closed on May 31, 2005. As a result of the sale, Solectron transferred approximately $13.6 million from accumulated foreign currency translation losses included in other comprehensive losses within Stockholders’ Equity and recognized that as part of the charge.

During fiscal 2004, Solectron recorded restructuring and impairment charges (excluding intangible asset impairment charges) of $130.4 million related to continuing operations and a $47.5 million impairment of an intangible asset arising from its disengagement from certain product lines. In the fourth quarter of fiscal 2004, Solectron committed to the Fiscal Year 2004 Restructuring Plan, of which Solectron recorded restructuring charges of approximately $19.0 million during fiscal 2004.

Under both the Fiscal Year 2005 and Fiscal Year 2004 Restructuring Plans, facilities and equipment subject to restructuring were primarily located in the Americas and Europe. For leased facilities that will be abandoned and subleased, the lease costs represent the present value of future lease payments subsequent to abandonment less estimated sublease income. For owned facilities and equipment, the impairment loss recognized was based on the fair value less costs to sell, with fair value based on estimates of existing market prices for similar assets. The other exit costs mainly represent program transfer activity between global operation sites, which are recorded as the charges are incurred.

The following table summarizes restructuring and impairment charges included in the accompanying consolidated statements of operations (in millions):

	2006	2005	2004	Nature

Loss on disposal of and impairment of equipment and facilities, net of loss (gain) on disposal	$12.9	$45.2	$38.5	non-cash
Intangible asset impairment charge, net	1.9	—	47.5	non-cash
Severance and benefit costs	(10.8)	46.3	25.9	cash
Net adjustment to equipment lease loss accrual	0.1	(0.2)	(2.2)	cash
Net adjustment to facility lease loss accrual	7.5	(1.4)	42.5	cash
Other exit costs	2.4	1.2	25.7	cash

Total	$14.0	$91.1	$177.9

SOLECTRON CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Restructuring Accrual

The following table summarizes the continuing operations restructuring accrual activity in all fiscal years presented (in millions):

	Severance	Lease Facilities
	and Benefits	& Equipment	Other	Total

Balance of accrual at August 31, 2003	$74.2	$61.0	$10.5	$145.7

FY2004 Provision	25.9	56.0	25.7	107.6
FY2004 Provision adjustments	—	(15.7)	—	(15.7)
FY2004 Cash payments	(71.2)	(38.9)	(34.9)	(145.0)

Balance of accrual at August 31, 2004	$28.9	$62.4	$1.3	$92.6

FY2005 Provision	54.2	2.8	1.2	58.2
FY2005 Provision adjustments	(7.9)	(4.4)	—	(12.3)
FY2005 Cash payments	(30.3)	(28.1)	(2.4)	(60.8)

Balance of accrual at August 31, 2005	$44.9	$32.7	$0.1	$77.7

FY2006 Provision	6.0	8.6	2.6	17.2
FY2006 Provision adjustments	(16.6)	(0.6)	(0.1)	(17.3)
FY2006 Cash payments	(27.0)	(17.7)	(2.5)	(47.2)
FY2006 Foreign Exchange Adjustment	(0.2)	0.1		(0.1)

Balance of accrual at August 31, 2006	$7.1	$23.1	$0.1	$30.3

Accruals related to restructuring activities were recorded in accrued expenses in the accompanying consolidated balance sheet. Solectron expects to pay approximately $22.9 million in the next year related to severance and benefits, lease commitment costs and other exit costs for the Fiscal Year 2005, Fiscal Year 2004, and Legacy restructuring plans. The remaining balance, primarily consisting of lease commitment costs on facilities, is expected to be paid out through 2014.

SOLECTRON CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Restructuring Activity by Plan

The restructuring and impairment charges incurred by restructuring plan in all fiscal years presented (in millions), were as follows:

	Fiscal	Fiscal	Legacy
	2005 Plan	2004 Plan	Plans	Total

Balance of accrual at August 31, 2003	$—	$—	$145.7	$145.7

FY2004 Provision	—	13.4	94.2	107.6
FY2004 Provision adjustments	—	—	(15.7)	(15.7)
FY2004 Cash payments	—	(0.8)	(144.2)	(145.0)

Balance of accrual at August 31, 2004	$—	$12.6	$80.0	$92.6

FY2004 non-cash items	$—	$5.6	$32.9	$38.5

FY2005 Provision	50.2	7.4	0.6	58.2
FY2005 Provision adjustments	—	(4.9)	(7.4)	(12.3)
FY2005 Cash payments	(10.0)	(9.9)	(40.9)	(60.8)

Balance of accrual at August 31, 2005	$40.2	$5.2	$32.3	$77.7

FY2005 non-cash items	$6.7	$2.6	$—	$9.3

FY2006 Provision	10.1	1.4	5.7	17.2
FY2006 Provision adjustments	(13.8)	(2.6)	(0.9)	(17.3)
FY2006 Cash payments	(29.4)	(1.8)	(16.0)	(47.2)
FY2006 Foreign Exchange Adjustment	—	(0.1)	—	(0.1)

Balance of accrual at August 31, 2006	$7.1	$2.1	$21.1	$30.3

FY2006 non-cash items	$4.6	$2.0	$1.6	$8.2

NOTE 17.	Goodwill and Intangible Assets

Goodwill information is as follows for continuing operations (in millions):

Goodwill

Balance at August 31, 2004	$137.7

Goodwill acquired	11.1

Balance at August 31, 2005	$148.8

Goodwill acquired	6.4

Balance at August 31, 2006	$155.2

Fiscal 2006

During fiscal 2006, Solectron acquired Confocus Technologies, Inc. (“Confocus”) for total consideration of approximately $5.0 million. Solectron may be required to pay certain additional amounts of $0.6 million and $0.6 million contingent upon Confocus achieving certain agreed-upon financial targets after the 12 month anniversary of the closing date and Confocus retaining certain key employees through the 24 month anniversary of the closing date, respectively. Confocus Technologies, Inc. is a U.S. based company which develops and provides digital video and digital television software products and services. This acquisition resulted in approximately

SOLECTRON CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

$2.8 million in goodwill. Also in fiscal 2006, in connection with the 2005 acquisition of Service Source Europe (“SSE”), the Company paid an amount of $0.8 million related to working capital adjustments and was required to pay additional consideration in the amount of $2.8 million resulting from SSE’s achievement of certain agreed-upon financial targets. The additional considerations resulted in an increase to goodwill in the amount of $3.6 million.

The Company assesses goodwill and indefinite-lived intangible assets for impairment annually as of June 1, or more frequently if circumstances indicate impairment may have occurred. As of June 1, 2006, Solectron performed its annual impairment test under the guidelines of SFAS No. 142, “Goodwill and Other Intangible Assets” and since the market capitalization of Solectron exceeded book value, no goodwill impairment loss was deemed necessary.

Fiscal 2005

During fiscal 2005, Solectron acquired ServiceSource Europe Limited for total consideration of $26.4 million. SSE is a UK-based company focused on providing outsourced inventory and logistics solutions covering the supply and repair of electronics parts. This acquisition resulted in $11.1 million in goodwill. In addition, Solectron committed to possibly paying certain additional amounts up to $2.8 million contingent upon the achievement of certain agreed-upon financial targets. Any additional amounts paid will result in additional goodwill. Also in fiscal 2005, Solectron acquired Teradyne’s Foundry East PCBA manufacturing operations and a manufacturing facility from McDATA. Neither of these transactions resulted in the recording of goodwill.

As of June 1, 2005, Solectron performed its annual impairment test under the guidelines of SFAS No. 142, “Goodwill and Other Intangible Assets” and since the market capitalization of Solectron exceeded book value, no goodwill impairment loss was deemed necessary.

Intangible Assets

The Company’s intangible assets are categorized into three main classes: supply agreements, intellectual property and other intangible assets. The supply agreements primarily resulted from Solectron’s acquisitions of several Nortel manufacturing facilities. The second class primarily consists of intellectual property resulting from Solectron’s acquisitions of various IBM facilities. The third class consists of other miscellaneous intangible assets such as contractual and non-contractual customer relationships from Solectron’s various acquisitions.

SOLECTRON CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

The following table summarizes the continuing operations intangible asset activity for fiscal years 2006, 2005 and 2004 (in millions):

	Supply	Intellectual Property
	Agreements	Agreements	Other	Total

Fiscal 2006
Gross amount	$89.2	$56.2	$94.7	$240.1
Intangibles acquired	—	—	0.8	0.8
Accumulated amortization	(86.3)	(53.0)	(82.8)	(222.1)
Impairment	—	—	(2.5)	(2.5)

Carrying value	$2.9	$3.2	$10.2	$16.3

Fiscal 2005
Gross amount	$87.7	$61.0	$92.3	$241.0
Intangibles acquired	4.2	—	6.6	10.8
Accumulated amortization	(86.7)	(56.2)	(84.1)	(227.0)
Impairment	—	—	—	—

Carrying value	$5.2	$4.8	$14.8	$24.8

Fiscal 2004
Gross amount	$87.7	$108.5	$92.3	$288.5
Accumulated amortization	(86.1)	(54.5)	(77.5)	(218.1)
Impairment	—	(47.5)	—	(47.5)

Carrying value	$1.6	$6.5	$14.8	$22.9

In fiscal 2006, Solectron performed an impairment test of intangible assets in connection with the termination of a customer relationship for which an intangible asset had been established. The test resulted in an impairment of $2.5 million and was measured by comparing the intangible assets carrying amounts to the fair values as determined using discounted cash flow models. Also in fiscal 2006, Solectron recorded $0.8 million in intangible assets related to contractual customer relationships resulting from the acquisition of Confocus Technologies, Inc. These contractual customer relationships will be amortized over a five year period.

In fiscal 2005, Solectron acquired ServiceSource Europe Limited and a manufacturing facility from McDATA. Both acquisitions resulted in acquiring identifiable intangible assets. Solectron recorded $6.6 million in identifiable intangible assets related to ServiceSource Europe Limited, primarily for contractual customer relationships, which will be amortized over seven years. The McDATA acquisition resulted in a supply agreement intangible valued at $4.2 million which will be amortized over five years. Furthermore, Solectron acquired Teradyne’s Foundry East PCBA manufacturing operations located near Boston, Massachusetts, to expand Solectron’s NPI and low-volume, high mix capabilities. This transaction was not deemed to be material to Solectron.

In fiscal 2004, Solectron performed an impairment test of intangible assets as a result of Solectron’s decision to disengage from certain product lines in the computing market. The impairment of $47.5 million was measured by comparing the intangible assets carrying amounts to the fair values as determined using discounted cash flow models.

Amortization expense related to continuing operations was $6.1 million, $8.9 million and $15.3 million, respectively, in fiscal 2006, 2005, and 2004. The Company expects that its annual amortization expense as required by SFAS No. 142 for these intangibles over the next five years will be approximately $4.8 million, $4.4 million,

SOLECTRON CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

$4.0 million, $3.0 million and $1.3 million, respectively. Intangible assets are included in other assets in the consolidated balance sheets.

NOTE 18.	Discontinued Operations

During fiscal 2004, as a result of a full review of its portfolio of businesses, Solectron committed to a plan to divest a number of business operations that are outside its core competencies. These businesses are Dy 4 Systems Inc., Kavlico Corporation, Solectron’s MicroTechnology division, SMART Modular Technologies Inc., Stream International Inc., Solectron’s 63% interest in US Robotics Corporation, and Force Computers, Inc. The divestiture of these companies allows Solectron to offer a more focused and integrated set of supply chain solutions for its customers.

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

The results from discontinued operations were as follows (in millions):

	Years Ended August 31
	2006	2005	2004

Net sales	$—	$15.2	$1,264.9
Cost of sales	—	14.1	1,061.8

Gross profit	—	1.1	203.1
Operating (income) expenses — net	(6.7)	(14.8)	109.4

Operating income	6.7	15.9	93.7
Interest income-net	—	—	1.4
Other income (expense) — net	8.9	0.9	(1.4)

Income before income taxes	15.6	16.8	93.7
Income tax expense	—	2.9	8.7

Income on discontinued operations, net of tax	$15.6	$13.9	$85.0

During fiscal 2006, Solectron recorded a $4.4 million gain on sale of assets of discontinued operations having no remaining book value and an $11.2 million gain associated with the favorable resolution of certain contingencies. During fiscal 2005, net sales, gross profit, operating (income) expenses — net, interest income — net, other income (expense) net, and income tax expense from discontinued operations decreased for fiscal year 2005 as compared to fiscal year 2004 due to the fact that the final discontinued operation was sold in the first quarter of fiscal 2005. Furthermore, Solectron recorded $10.1 million pre-tax gain from the sale of the discontinued operation recorded in operating (income) expense — net, in the first quarter of fiscal 2005. As a result of the disposition, Solectron transferred approximately $28.3 million from accumulated foreign currency translation gains included in accumulated other comprehensive losses within Stockholders Equity and recognized that amount as part of the pre-tax gain.

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

SOLECTRON CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

accumulated other comprehensive losses within stockholders’ equity, and recognized that amount as part of the pre-tax gain.

The sale agreements for the divestitures contain certain indemnification provisions pursuant to which Solectron may be required to indemnify the buyer of the divested business for a limited period subsequent to the completion of the sale for liabilities, losses, or expenses arising out of breaches of covenants and certain breaches of representations and warranties relating to the condition of the business prior to and at the time of sale. As of August 31, 2006, most of these indemnification provisions have expired, and there were no significant liabilities recorded under these indemnification obligations. Additionally, Solectron may be required to indemnify a buyer for environmental remediation costs until 2011, such indemnification not to exceed $13 million. Solectron maintains an insurance policy to cover environmental remediation liabilities in excess of reserves previously established upon the acquisition of these properties. Solectron did not record any environmental charges upon disposition of these properties.

Furthermore, restructuring and impairment costs related to discontinued operations also included in operating expenses — net amounted to $0.0 million, $0.0 million and $123.8 million, respectively, for the years ended August 31, 2006, 2005, and 2004, respectively, as disclosed above.

There were no current or non-current assets and liabilities of discontinued operations as of August 31, 2006 and 2005, respectively.

NOTE 19.	Net Income (Loss) Per Share

Basic income (loss) per share is computed using the weighted average number of common shares outstanding during the period.

The computation of diluted income (loss) per share calculates the effect of dilutive securities on weighted average shares. Dilutive securities include options to purchase common stock and shares issuable upon conversion of Solectron’s LYONs and ACES.

Income (loss) per share data from continuing operations were computed as follows (in millions, except per share amounts):

	2006	2005	2004

Basic earnings per share:
Net income (loss)	$118.4	$(10.5)	$(262.4)
Shares used in computation:
Weighted average ordinary shares outstanding	915.9	967.4	873.9

Basic earnings (loss) per share	$0.13	$(0.01)	$(0.30)

Diluted earnings per share:
Net income (loss)	$118.4	$(10.5)	$(262.4)
Shares used in computation:
Weighted average ordinary shares outstanding	915.9	967.4	873.9
Employee stock options	0.2	—	—
Restricted stock	0.7	—	—
Shares issuable upon conversion of convertible securities	0.1	—	—

Weighted average number of shares	916.9	967.4	873.9

Diluted earnings (loss) per share	$0.13	$(0.01)	$(0.30)

SOLECTRON CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

The following table summarizes the weighted average dilutive securities that were excluded from the above computation of diluted earnings per share because their inclusion would have an anti-dilutive effect (in millions):

	2006	2005	2004

Anti-dilutive securities:
Employee stock options	38.8	36.7	40.6
Shares issuable upon conversion of convertible securities	0.3	1.9	118.0

Total anti-dilutive shares	39.1	38.6	158.6

NOTE 20.	Related Party Transactions

In January 2006, Paul Tufano became Executive Vice President and Chief Financial Officer of Solectron. Mr. Tufano is also a member of the Board of Directors of Teradyne, a customer of Solectron. Solectron has for the past 10 years, in the ordinary course of business, sold printed circuit board assemblies to Teradyne and purchased in-circuit testers from Teradyne. During the year ended August 31, 2006, Solectron had sales of $273.5 million to Teradyne, all of which were made on an arms-length basis.

NOTE 21.	Guarantee of Subsidiary Notes

Solectron’s 8% Senior Subordinated Notes due 2016 were issued in February 2006 by Solectron Global Finance LTD, an indirect 100%-owned finance subsidiary of Solectron Corporation. The notes are fully and unconditionally guaranteed on a senior subordinated basis by Solectron Corporation. No other subsidiary of Solectron Corporation guarantees the notes.

NOTE 22.	Subsequent Events

On August 28, 2006, Solectron entered into a $350 million Credit Agreement (the “Credit Agreement”) that amends and replaces the Company’s existing $500 million revolving credit agreement dated as of August 20, 2004 that was set to expire on August 20, 2007. See Note 7, “Lines of Credit,” to the consolidated financial statements for a more complete description of the Credit Agreement.

On October 2, 2006, the Solectron Board of Directors approved the Fiscal Year 2007 Restructuring Plan to optimize its global footprint and reduce its cost structure. Solectron anticipates that total charges related to this restructuring plan will be between $50 million to $60 million.

On November 22, 2005, the Board of Directors (the “Board”) of the Company approved a stock option grant (the “Grant”) to Michael Cannon, President and CEO of the Company, for 750,000 shares of Common Stock of the Company at an exercise price of $0.001 per share. The option provided for performance based vesting upon achievement of certain performance targets. On October 11, 2006, the Board approved an amendment to the vesting provisions of the Grant whereby the Grant will fully vest on the three-year anniversary of the November 22, 2005 grant date and will no longer be subject to any forfeiture for non-attainment of performance targets.

On November 1, 2006, Solectron exercised its purchase option granted under the synthetic lease agreements and terminated the lease agreements. The purchase price was the Termination Value. Solectron has elected to set-off its loans against the purchase price and paid the remaining $13.2 million in cash.

SOLECTRON CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

NOTE 23.	Quarterly Consolidated Financial Data (Unaudited)

The following table contains selected unaudited quarterly consolidated financial data for fiscal years 2006 and 2005:

	Year Ended August 31, 2006
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(In millions, except per share amounts)

Net sales	$2,456.4	$2,499.6	$2,702.6	$2,902.1
Cost of sales	2,330.8	2,370.6	2,560.4	2,751.3

Gross profit	125.6	129.0	142.2	150.8
Operating expenses:
Selling, general and administrative	107.4	104.3	112.2	109.4
Restructuring and impairment costs	0.9	5.6	2.6	4.9

Operating income (loss)	17.3	19.1	27.4	36.5
Interest income	12.1	12.3	12.3	10.3
Interest expense	(6.7)	(6.9)	(7.2)	(7.7)
Other income (expense) — net	1.9	(1.9)	(0.8)	(0.8)

Income (loss) from continuing operations before income tax expense	24.6	22.6	31.7	38.3
Income tax expense (benefit)	4.4	5.5	(10.7)	(0.5)

Income (loss) from continuing operations	$20.2	$17.1	$42.4	$38.8
Discontinued operations:
Income from discontinued operations before income tax expense	3.8	13.3	(0.4)	(1.2)
Income tax expense	—	—	—	—

Income (loss) from discontinued operations	$3.8	$13.3	$(0.4)	$(1.2)
Income (loss) before cumulative effect of change in accounting principle	24.0	30.4	42.0	37.6
Cumulative effect of change in accounting principle, net	—	—	—	(0.8)

Net income (loss)	$24.0	$30.4	$42.0	$36.8
Basic net income (loss) per share:
Continuing operations	$0.02	$0.02	$0.05	$0.04
Discontinued operations	0.01	0.01	—	—
Cumulative effect of change in accounting principle, net	—	—	—	—

Basic net income (loss) per share	$0.03	$0.03	$0.05	$0.04
Diluted net income (loss) per share:
Continuing operations	$0.02	$0.02	$0.05	$0.04
Discontinued operations	0.01	0.01	—	—
Cumulative effect of change in accounting principle, net	—	—	—	—

Diluted net income (loss) per share	$0.03	$0.03	$0.05	$0.04
Shares used to compute basic net income (loss) per share	925.2	908.8	908.1	902.1
Shares used to compute diluted net income (loss) per share	925.9	909.7	909.6	903.0

SOLECTRON CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

During the fourth quarter of fiscal 2006, the Company recorded $3.9 million of expense relating to asset retirement obligations relating to prior years. The Company recorded this during the current quarter, as the amounts are not material to any of the prior periods and are not material to fiscal year 2006.

	Year Ended August 31, 2005
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(In millions, except per share amounts)

Net sales	$2,690.6	$2,756.0	$2,596.0	$2,398.5
Cost of sales	2,535.1	2,598.1	2,461.4	2,274.2

Gross profit	155.5	157.9	134.6	124.3
Operating expenses:
Selling, general and administrative	95.6	104.7	109.7	102.8
Restructuring and impairment costs	0.7	43.2	40.5	6.7

Operating income (loss)	59.2	10.0	(15.6)	14.8
Interest income	5.8	9.1	12.6	11.3
Interest expense	(16.3)	(16.7)	(17.3)	(6.2)
Other income (expense) — net	4.7	1.1	(47.8)	(3.5)

Income (loss) from continuing operations before income taxes	53.4	3.5	(68.1)	16.4
Income tax expense (benefit)	5.9	6.6	(1.4)	4.6

Income (loss) from continuing operations	$47.5	$(3.1)	$(66.7)	$11.8
Discontinued operations:
Income from discontinued operations	12.4	0.9	2.6	0.9
Income tax expense	1.7	—	—	1.2

Income (loss) from discontinued operations	$10.7	$0.9	$2.6	$(0.3)

Net income (loss)	$58.2	$(2.2)	$(64.1)	$11.5
Basic net income (loss) per share:
Continuing operations	$0.05	$—	$(0.07)	$0.01
Discontinued operations:	0.01	—	—	—

Basic net income (loss) per share:	$0.06	$—	$(0.07)	$0.01
Diluted net income (loss) per share:
Continuing operations	$0.05	$—	$(0.07)	$0.01
Discontinued operations:	0.01	—	—	—

Diluted net income (loss) per share	$0.06	$—	$(0.07)	$0.01
Shares used to compute basic net income (loss) per share	963.2	977.1	978.4	967.9
Shares used to compute diluted net income (loss) per share	967.4	977.1	978.4	969.2

During the fourth quarter of fiscal 2005, the Company recorded an approximately $9.0 million credit to expense as a result of a change in estimate in connection with its employee health insurance accrual.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Solectron Corporation:

We have audited the accompanying consolidated balance sheets of Solectron Corporation and subsidiaries as of August 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity, comprehensive income (loss), and cash flows for each of the years in the three-year period ended August 31, 2006. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule listed in Schedule II. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly in all material respects, the financial position of Solectron Corporation and subsidiaries as of August 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended August 31, 2006, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 4 to the consolidated financial statements, effective September 1, 2005, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 123R, Share-Based Payment, applying the modified prospective method. Also, as discussed in Note 10 to the consolidated financial statements, effective August 31, 2006, the Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Solectron Corporation’s internal control over financial reporting as of August 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated November 7, 2006 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/  KPMG LLP

Mountain View, California
November 7, 2006

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

Solectron management assessed the effectiveness of the Company’s internal control over financial reporting as of August 31, 2006 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, management believes that, as of August 31, 2006, the Company’s internal control over financial reporting is effective.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of August 31, 2006 has been audited by KPMG LLP, the Company’s independent registered public accounting firm, as stated in their report appearing on page 89, which expresses unqualified opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting as of August 31, 2006.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Solectron Corporation:

We have audited management’s assessment, included in the accompanying “Management’s Report on Internal Control Over Financial Reporting”, that Solectron Corporation maintained effective internal control over financial reporting as of August 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Solectron Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Solectron Corporation maintained effective internal control over financial reporting as of August 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Solectron Corporation maintained, in all material respects, effective internal control over financial reporting as of August 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Solectron Corporation and subsidiaries as of August 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity, comprehensive income (loss), and cash flows for each of the years in the three-year period ended August 31, 2006. In connection with our audit of the consolidated financial statements, we also have audited the financial statement schedule. Our report dated November 7, 2006 expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.

Mountain View, California
November 7, 2006

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

Management’s Report on Internal Control over Financial Reporting.  Reference is made to the Management’s Report on Internal Control over Financial Reporting on page 88 of this report.

Management’s assessment of the effectiveness of internal control over financial reporting as of August 31, 2006, was audited by KPMG LLP, an independent registered public accounting firm, as stated in their report beginning on page 89 of this report.

Changes in internal control over financial reporting.  Solectron implemented a new Enterprise Resource Planning (ERP) system at one of its facilities during the third quarter of fiscal 2006. There were no changes in Solectron’s internal control over financial reporting during the last quarter of fiscal 2006 that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Item 9b.	Other Information

None.

PART III

Item 10.	Directors and Executive Officers of the Registrant

The information required by Item 10 regarding our directors, audit committee and audit committee financial experts is incorporated by reference from the information under the captions “Board and Corporate Governance Matters,” “Proposal One — Election of Directors” and “Corporate Governance” in our definitive Proxy Statement (Notice of Annual Meeting of Stockholders) for the fiscal year ended August 25, 2006 to be held on January 10, 2007 which we will file with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Report. The information required by Item 10 regarding our executive officers appears immediately following Item 4 under Part I of this Report.

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

The information required by this item is included under the captions “Ratification of Appointment of Independent Auditors — Fees and Services” and “Audit Committee Pre-Approval of Audit and Non-Audit Services” in our definitive Proxy Statement and is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Consolidated Financial Statement Schedules

(a)(1)	Consolidated Financial Statements. The financial statements listed in Item 8: “Consolidated Financial Statements and Supplementary Data,” above are filed as part of this Annual Report on Form 10-K, beginning on page 45.
(a)(2)	Consolidated Financial Statement Schedule. See Schedule II on page 93.
(a)(3)	Exhibits. The exhibits listed in the accompanying “Index to Exhibits” are filed as part of this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 7, 2006.

SOLECTRON CORPORATION

By:	/s/ Michael Cannon
Michael Cannon
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Michael Cannon Michael Cannon	President and Chief Executive Officer (Principal Executive Officer)	November 7, 2006

/s/ Paul Tufano Paul Tufano	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	November 7, 2006

/s/ Warren J. Ligan Warren J. Ligan	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	November 7, 2006

/s/ Richard A. D’Amore Richard A. D’Amore	Director	November 7, 2006

/s/ William R. Graber William R. Graber	Director	November 7, 2006

/s/ Heinz Fridrich Heinz Fridrich	Director	November 7, 2006

/s/ William A. Hasler William A. Hasler	Director	November 7, 2006

/s/ Paul R. Low Paul R. Low	Director	November 7, 2006

/s/ C. Wesley M. Scott C. Wesley M. Scott	Director	November 7, 2006

/s/ Paulett Eberhart Paulett Eberhart	Director	November 7, 2006

/s/ Cyril Yansouni Cyril Yansouni	Director	November 7, 2006

CONSOLIDATED FINANCIAL STATEMENT SCHEDULE

The consolidated financial statement Schedule II — VALUATION AND QUALIFYING ACCOUNTS is filed as part of this Form 10-K.

SOLECTRON CORPORATION AND SUBSIDIARIES

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

	Balance at	Additions			Balance at
	Beginning	Charged to			End
	of Period	Operations	Acquisitions	(Deductions)	of Period
	(In millions)

Description
Year ended August 31, 2006:
Allowance for doubtful accounts receivable	$22.3	$15.1	$—	$(22.9)	$14.5
Year ended August 31, 2005:
Allowance for doubtful accounts receivable	$35.7	$6.6	$0.8	$(20.8)	$22.3
Year ended August 31, 2004:
Allowance for doubtful accounts receivable	$39.1	$25.7	$—	$(29.1)	$35.7

INDEX TO EXHIBITS

3	.1[A]	Certificate of Incorporation of the Registrant, as amended.
3	.2[B]	Bylaws of the Registrant, as amended.
3	.3[C]	Certificate of Designation Rights, Preferences and Privileges of Series A Participating Preferred Stock of the Registrant.
4	.1[D]	Supplemental Indenture, dated as of May 8, 2000, by and between the Registrant and State Street Bank and Trust Company of California N.A., as Trustee.
4	.2[E]	Supplemental Indenture, dated as of November 20, 2000, by and between the Registrant and State Street Bank and Trust Company of California N.A., as Trustee.
4	.3[F]	Preferred Stock Rights Agreement, dated as of June 29, 2001, as amended December 3, 2001, by and between the Registrant and EquiServe Trust Company, N.A., as Rights Agent.
4	.5[G]	Subordinated Debt Securities Indenture, dated as of December 27, 2001, by and between the Registrant and State Street Bank and Trust Company of California, N.A., as Trustee.
4	.7[G]	First Supplemental Indenture, dated as of December 27, 2001, by and between the Registrant and State Street Bank and Trust Company of California, N.A., as Trustee.
4	.14[K]	Indenture dated February 21, 2006, among Solectron Global Finance LTD, as Issuer, the Registrant, as Guarantor and U.S. Bank National Association, as Trustee.
4	.14[K]	Form of 8.00% Senior Subordinated Note due 2016 (included in Exhibit 4.14).
4	.15[K]	Registration Rights Agreement dated February 21, 2006, among Solectron Global Finance LTD, the Registrant and the Initial Purchasers named therein.
10	.4[I]	2002 Stock Plan, as amended.
10	.5[I]	Form of Indemnification Agreement for independent, non-employee directors.
10	.6[I][L]	Form of Employment Agreement for executive officers Douglas Britt, Todd DuChene, Perry Hayes, Warren Ligan, Craig London, Marty Neese, Kevin O’Connor, Dave Purvis and Paul Tufano.
10	.7 [H]	Employment Agreement dated as of January 6, 2003 by and between the Registrant and Michael Cannon.
10	.8[J]	Amendment to Employment Agreement dated as of April 6, 2005 by and between the Registrant and Michael Cannon.
10.9		Consulting Agreement and General Release dated June 7, 2006 between the Registrant and Marc Onetto.
10.10		Credit Agreement dated August 28, 2006 among the Registrant, Bank of America, N.A., as administrative agent and collateral agent, JPMorgan Chase Bank, N.A., Citicorp USA, Inc., and The Bank of Nova Scotia, as co-syndication agents, ABN Amro Bank N.V., as document agent, and Banc of America Securities LLC and J.P. Morgan Securities Inc., as joint lead arrangers and joint book managers, and the lending institutions party thereto.
10	.11[M]	Indirect Sourcing Services Agreement dated as of March 16, 2006, by and between Solectron USA, Inc. and International Business Machines Corporation.
12.1		Computation of ratios of earnings to fixed charges.
21.1		Subsidiaries of the Registrant.
23.1		Consent of KPMG LLP, Independent Registered Public Accounting Firm.
31.1		Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
31.2		Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
32.1		Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Footnotes:

[A]	Incorporated by reference from Exhibit 3.1 filed with the Registrant’s Form 10-Q for the quarter ended February 28, 2001, Exhibit 3.1 filed with the Registrant’s Form 10-Q for the quarter ended February 25, 2000, and Exhibit 3.1 filed with the Registrant’s Form 10-Q for the quarter ended February 26, 1999.

[B]	Incorporated by reference from Exhibit 3.2 filed with the Registrant’s Form 10-Q for the quarter ended November 28, 2003.

[C]	Incorporated by reference from Exhibit 3.3 filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended August 31, 2001.

[D]	Incorporated by reference from Exhibit 1.1 of Registrant’s Form 8-K, filed with the Commission on May 16, 2000 (File No. 001-11098).

[E]	Incorporated by reference from Exhibits of Registrant’s Form 8-K, filed with the Commission on November 21, 2000 (File No. 001-11098).

[F]	Incorporated by reference from Exhibit 4.1 of Registrant’s Registration Statement on Form 8-A filed with the Commission on July 13, 2001 (File No. 001-11098), and Exhibit 4.2 to Amendment No. 1 of Form 8-A filed with the Commission on December 4, 2001 (File No. 001-11098).

[G]	Incorporated by reference from Exhibits of Registrant’s Form 8-K, filed with the Commission on January 7, 2002 (File No. 001-11098).

[H]	Incorporated by reference from Exhibit 10.5 filed with the Registrant’s Form 10-Q for the quarter ended February 28, 2003.

[I]	Incorporated by reference from Exhibits of Registrant’s Form 10-Q for the quarter ended February 25, 2005.

[J]	Incorporated by reference from Exhibits of Registrant’s Form 10-Q for the quarter ended May 27, 2005.

[K]	Incorporated by reference from Exhibits 4.1, 4.2 and 4.3 to Registrant’s Form 8-K, filed with the Commission on February 21, 2006.

[L]	Incorporated by reference from Exhibits of Registrant’s Form 8-K filed with the Commission on July 15, 2005 (File No. 001-11098).

[M]	Incorporated by reference from Exhibits of Registrant’s Form 10-Q for the quarter ended February 24, 2006.