Form 10-Q
period 2006-11-24
SOLECTRON CORP
filed 2006-12-29
CIK 835541

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 24, 2006
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

At December 22, 2006, 904,041,059 shares of Common Stock of the Registrant were outstanding (including approximately 18.0 million shares of Solectron Global Services Canada, Inc., which are exchangeable on a one-to-one basis for the Registrant’s common stock)

SOLECTRON CORPORATION

Cautionary Statement Regarding Forward-Looking Statements

With the exception of historical facts, the statements contained in this quarterly report are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are subject to the safe harbor provisions set forth in the Exchange Act. These forward-looking statements relate to matters including, but not limited to:

•	anticipated sales and future operating results;

•	our anticipation of the timing and amounts of our future obligations and commitments and our ability to meet those commitments;

•	the calculations of taxes due and the adequacy of our reserves for potential tax liabilities and credits for open periods;

•	our ability to successfully defend against proposed IRS adjustments to prior year income tax returns;

•	the amount of available future cash and our belief that our cash and cash equivalents, short-term investments, lines of credit and cash to be generated from continuing operations will be sufficient for us to meet our obligations for the next twelve months;

•	the adequacy of our restructuring provisions and adequacy and timing of our restructuring activities and their impact on our business or results of operations;

•	the anticipated financial impact of recent and future acquisitions and divestitures and the adequacy of our provisions for indemnification obligations pursuant to such transactions;

•	our ability to comply with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002;

•	our exposure to foreign currency exchange rate fluctuations;

•	our belief that our current or future environmental liability exposure related to our facilities will not be material to our business, financial condition or results of operations;

•	the impact of any litigation;

•	the impact of customer defaults or bankruptcies;

•	our ability to implement our enterprise resource planning system and the impact of deficiencies in our IT systems;

•	our characterization of the markets in which we do business, including our ability to earn increased margins in certain growth markets; and

•	various other forward-looking statements contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

SOLECTRON CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	November 30	August 31
	2006	2006
	(In millions)
	(Unaudited)

ASSETS
Current assets:
Cash, cash equivalents and short-term investments*	$1,061.6	$1,180.5
Accounts receivable, net	1,500.8	1,429.3
Inventories	1,599.2	1,516.1
Prepaid expenses and other current assets	299.7	225.8

Total current assets	4,461.3	4,351.7
Property and equipment, net	739.2	673.4
Goodwill	155.1	155.2
Other assets	115.1	193.3

Total assets	$5,470.7	$5,373.6

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$23.1	$89.5
Accounts payable	1,698.9	1,616.7
Accrued employee compensation	199.3	170.4
Accrued expenses and other current liabilities	475.8	427.6

Total current liabilities	2,397.1	2,304.2
Long-term debt	618.8	619.4
Other long-term liabilities	37.4	36.3

Total liabilities	3,053.3	2,959.9

Commitments and contingencies
Stockholders’ equity:
Common stock	0.9	1.0
Additional paid-in capital	7,581.8	7,585.2
Accumulated deficit	(5,067.3)	(5,073.3)
Accumulated other comprehensive loss	(98.0)	(99.2)

Total stockholders’ equity	2,417.4	2,413.7

Total liabilities and stockholders’ equity	$5,470.7	$5,373.6

*	Includes $16.7 million and $31.6 million of restricted cash balances as of November 30, 2006 and August 31, 2006, respectively, and $20.5 million and $22.9 million of short term investments as of November 30, 2006 and August 31, 2006, respectively.

See accompanying notes to unaudited condensed consolidated financial statements.

SOLECTRON CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended November 30
	2006	2005
	(In millions, except
	per share data)
	(Unaudited)

Net sales	$2,999.1	$2,456.4
Cost of sales	2,849.7	2,330.8

Gross profit	149.4	125.6
Operating expenses:
Selling, general and administrative	109.8	107.4
Restructuring and impairment costs	34.6	0.9

Operating income	5.0	17.3
Interest income	10.2	12.1
Interest expense	(7.3)	(6.7)
Other (expense) income, net	(0.9)	1.9

Operating income from continuing operations before income taxes	7.0	24.6
Income tax expense	0.4	4.4

Income from continuing operations	6.6	20.2
Discontinued operations:
(Loss) income from discontinued operations before income taxes	(0.6)	3.8
Income tax expense	—	—

(Loss) income from discontinued operations	(0.6)	3.8

Net income	$6.0	$24.0

Basic net income per share:
Continuing operations	$0.01	$0.02
Discontinued operations	—	0.01

Basic net income per share	$0.01	$0.03

Diluted net income per share:
Continuing operations	$0.01	$0.02
Discontinued operations	—	0.01

Diluted net income per share	$0.01	$0.03

Shares used to compute basic net income per share	895.4	925.2
Shares used to compute diluted net income per share	897.4	925.9

See accompanying notes to unaudited condensed consolidated financial statements.

SOLECTRON CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended November 30
	2006	2005
	(In millions)
	(Unaudited)

Net income	$6.0	$24.0
Other comprehensive income:
Foreign currency translation adjustments, net	1.2	0.4

Comprehensive income	$7.2	$24.4

Accumulated unrealized foreign currency translation losses were $88.7 million at November 30, 2006 and $89.1 million at August 31, 2006. Foreign currency translation adjustments consist of adjustments to consolidate subsidiaries that use the local currency as their functional currency and transaction gains and losses related to intercompany dollar-denominated debt that is not expected to be repaid in the foreseeable future.

See accompanying notes to unaudited condensed consolidated financial statements.

SOLECTRON CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended November 30
	2006	2005
		(Revised)
	(In millions)
	(Unaudited)

Cash flows from operating activities:
Net income	$6.0	$24.0
Adjustments to reconcile net income to net cash used in operating activities:
Loss (income) from discontinued operations	0.6	(3.8)
Depreciation and amortization	42.0	45.1
Impairment of property, equipment, goodwill and other long term assets	0.5	5.2
Stock-based compensation	6.1	4.7
Changes in operating assets and liabilities:
Accounts receivable, net of allowance	(71.5)	(106.3)
Inventories	(83.1)	(124.3)
Prepaid expenses and other assets	(77.1)	(13.2)
Accounts payable	82.2	17.2
Accrued expenses and other current liabilities	86.0	37.6

Net cash used in operating activities of continuing operations	(8.3)	(113.8)
Net cash used in operating activities of discontinued operations	(0.6)	(1.7)

Net cash used in operating activities	(8.9)	(115.5)

Cash flows from investing activities:
Change in restricted cash and cash equivalents	14.9	(17.8)
Sale of “available for sale” securities	2.4	9.5
Payments for facilities previously under synthetic lease	(13.2)	—
Proceeds from disposition of business	—	2.1
Capital expenditures	(33.4)	(58.9)
Proceeds from sale of property and equipment	12.4	1.2

Net cash used in investing activities of continuing operations	(16.9)	(63.9)
Net cash provided by investing activities of discontinued operations	—	3.8

Net cash used in investing activities	(16.9)	(60.1)

Cash flows from financing activities of continuing operations:
Net repayment on bank lines of credit and other debt arrangements	(2.8)	(2.4)
Payments made to redeem ACES and Senior Notes	(64.3)	—
Common stock repurchase	(10.0)	(180.4)
Net proceeds from stock issued under option and employee purchase plans	0.4	0.6

Net cash used in financing activities of continuing operations	(76.7)	(182.2)
Net cash provided by (used in) financing activities of discontinued operations	0.6	(2.1)

Net cash used in financing activities	(76.1)	(184.3)

Effect of exchange rate changes on cash and cash equivalents	0.3	0.1

Net decrease in cash and cash equivalents	(101.6)	(359.8)
Cash and cash equivalents of continuing operations at beginning of period	1,126.0	1,682.8
Cash and cash equivalents of discontinued operations at beginning of period	—	—

Total cash and cash equivalents at beginning of period	1,126.0	1,682.8

Cash and cash equivalents of continuing operations at end of period	1,024.4	1,323.0
Cash and cash equivalents of discontinued operations at end of period	—	—

Total cash and cash equivalents at end of period	$1,024.4	$1,323.0

SUPPLEMENTAL DISCLOSURES
Non-cash investing activities:
Purchase price of facilities previously under synthetic lease, net of accrued liabilities	$81.1
Cancellation of receivable as payment for facilities (See note 6 “Property and Equipment, net” for additional information regarding synthetic leases)	$(74.5)

See accompanying notes to unaudited condensed consolidated financial statements.

SOLECTRON CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
(Unaudited)

NOTE 1 — Basis of Presentation and Recent Accounting Pronouncements

Basis of Presentation

The accompanying financial data as of November 30, 2006 and for the three months ended November 30, 2006 and 2005 has been prepared by the management of Solectron, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The August 31, 2006 condensed consolidated balance sheet was derived from audited consolidated financial statements, but does not include all disclosures required by generally accepted accounting principles. However, the management of Solectron believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in Solectron’s Annual Report on Form 10-K for the fiscal year ended August 31, 2006.

Solectron’s first quarters of fiscal 2007 and 2006 ended on November 24, 2006 and November 25, 2005, respectively. Solectron’s fiscal year 2006 ended on August 25, 2006. For clarity of presentation, Solectron has indicated its first quarter of each fiscal year as having ended on November 30 and its fiscal year as having ended on August 31.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair consolidated statement of financial position as of November 30, 2006, the results of operations and comprehensive income for the quarters ended November 30, 2006 and 2005 and cash flows for the quarters ended November 30, 2006 and 2005 have been made. The consolidated results of operations for the quarters ended November 30, 2006 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

Research and Development Expenses

Selling, general and administrative expense includes $6.8 million and $7.9 million of research and development expenses for the first quarters of fiscal 2007 and 2006, respectively.

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

SOLECTRON CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 108, (“SAB 108”). The interpretations in SAB 108 are being issued to address diversity in practice in quantifying financial statement misstatements and the potential under current practice for the build up of improper amounts on the balance sheet. SAB 108 is effective for the first fiscal year ending after November 15, 2006 and must be adopted by the fourth quarter of such fiscal year. Solectron has not yet completed its analysis, however, the company estimates that the expected net reduction to opening retained earnings will be approximately $10 million as a result of adopting SAB 108. The Company is continuing to evaluate the impact of adopting SAB 108 and, as a result, the actual reduction to the opening retained earnings balance could be different than the $10 million estimate.

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

In June 2006, the EITF reached a consensus on EITF Issue No. 06-03, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation) (“EITF 06-03”)”. EITF 06-03 provides that the presentation of taxes assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer on either a gross basis (included in revenues and costs) or on a net basis (excluded from revenues) is an accounting policy decision that should be disclosed. The provisions of EITF 06-03 will be effective for Solectron in the first interim reporting period beginning after December 15, 2006. The Company is currently evaluating the impact of adopting EITF 06-03 on the consolidated financial statements.

Reclassifications

Certain amounts from prior periods have been reclassified to conform to the current period presentation.

NOTE 2 — Stock-Based Compensation

Effective September 1, 2005, Solectron began recording compensation expense associated with stock options and other forms of equity compensation in accordance with Statement of Financial Accounting Standards No. 123R, “Share-Based Payment,” (“SFAS 123R”) as interpreted by SEC Staff Accounting Bulletin No. 107. Solectron adopted the modified prospective transition method provided under SFAS 123R, and consequently has not retroactively adjusted results from prior periods. Under this transition method, compensation cost associated with stock options now includes 1) quarterly amortization related to the remaining unvested portion of all stock option awards granted prior to September 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123; and 2) quarterly amortization related to all stock option awards granted subsequent to September 1, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. In addition, Solectron records expense over the offering period and the vesting term, respectively, in connection with 1) shares issued under its employee stock purchase plan and 2) restricted stock and discounted stock options. The compensation expense for stock based compensation awards includes an estimate for forfeitures and is recognized over the expected term of the options using the straight-line method. Under SFAS 123R, benefits of tax deductions in excess of recognized compensation costs are to be recorded as a financing cash inflow rather than as a reduction of taxes paid. For the quarter ended November 30, 2006, no excess tax benefits were generated from option exercises. The Company evaluated the need to record a cumulative effect adjustment for estimated forfeitures upon the adoption of SFAS 123R and determined the amount to be immaterial. The Company has recorded no amount for excess tax benefits in additional paid-in capital since the adoption of SFAS 123R. To

SOLECTRON CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

determine excess tax benefit, the Company used the alternative transition method (short-cut method) as set forth in the FASB Staff Position No. FAS 123R-3 “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards.”

Total stock compensation expense for the three months ended November 30, 2006 of $6.1 million was included in cost of sales and selling, general and administrative expense in the amounts of $1.3 million and $4.8 million, respectively. Total stock compensation expense for the three months ended November 30, 2005, of $4.7 million was included in cost of sales and selling, general and administrative expense in the amounts of $1.7 million and $3.0 million, respectively.

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

The fair value of each option award is estimated on the date of grant using the Black-Scholes valuation model and the assumptions noted in the following table. The expected life of options is based on observed historical exercise patterns. For the three months ended November 30, 2006 and November 30, 2005 respectively, the expected volatility of stock options is based upon equal weightings of the historical volatility of Solectron stock and, for fiscal periods in which there is sufficient trading volume in options on Solectron’s stock, the implied volatility of traded options on Solectron stock having a life of more than six months. The expected volatility of Employee Share Purchase Plan shares is based on the implied volatility of traded options on the Company’s stock in periods in which there is sufficient trading volume in those options. Otherwise, historical volatility is utilized. The risk free interest rate is based on the implied yield on a U.S. Treasury zero-coupon issue with a remaining term equal to the expected term of the option. The dividend yield reflects that Solectron has not paid any cash dividends since inception and does not intend to pay any cash dividends in the foreseeable future.

	Three Months	Three Months
	Ended	Ended
	November 30,	November 30,
Stock Options	2006	2005

Expected volatility	58%	52%
Dividend Yield	zero	zero
Expected life	4.43 years	4.91 years
Risk-free rate	4.57%	4.26%

	Three Months	Three Months
	Ended	Ended
	November 30,	November 30,
Employee Stock Purchase Plan	2006	2005

Expected volatility	30%	44%
Dividend Yield	zero	zero
Expected life	6 months	6 months
Risk-free rate	5.10%	3.94%

The Company has recorded $2.5 million of compensation expense relative to stock options (other than discounted stock options) for the quarter ended November 30, 2006 in accordance with SFAS 123R. As of November 30, 2006, there was $15 million of total unrecognized compensation costs related to stock options. These

SOLECTRON CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

costs are expected to be recognized over a weighted average period of 1.34 years. A summary of stock option activity under the plans for the three months ended November 30, 2006 is presented as follows:

	Stock Option	Weighted
	Awards	Average
	Outstanding	Exercise Price

Balance, August 31, 2006	45,012,363	$9.09
Granted	718,233	$3.21
Exercised	13,700	$2.09
Forfeited	334,327	$3.80
Cancelled	1,902,567	$28.73

Balance, November 30, 2006	43,480,002	$8.17

Exercisable at November 30, 2006	35,139,930	$9.22

The weighted-average fair value of stock options granted during the three months ended November 30, 2006, was $1.65 per share. The total intrinsic value of stock options exercised during the three months ended November 30, 2006, was negligible.

At November 30, 2006, an aggregate of 60.1 million shares were authorized for future issuance under our stock plans, which cover stock options, Employee Stock Purchase Plans, Restricted Stock Awards and Discounted Stock Options. A total of 50.7 million shares of common stock were available for grant under Solectron’s stock option plans as of November 30, 2006. Awards that expire or are cancelled without delivery of shares generally become available for issuance under the plans.

An initial option is granted to each new outside member of Solectron’s Board of Directors to purchase 40,000 shares of common stock at the fair value on the date of the grant. On December 1 of each year, each outside member is granted an additional option to purchase 40,000 shares of common stock at the fair market value on such date. These options vest over one year and have a term of seven years.

Employee Stock Purchase Plan

Under Solectron’s Employee Stock Purchase Plan, employees meeting specific employment qualifications are eligible to participate and can purchase shares semi-annually through payroll deductions at the lower of 85% of the fair market value of the stock at the commencement or end of the offering period. The Purchase Plan permits eligible employees to purchase common stock through payroll deductions for up to 10% of qualified compensation. Solectron has treated the Employee Stock Purchase Plan as a compensatory plan. The Company has recorded compensation expense relative to the Purchase Plan in the quarter ended November 30, 2006 and 2005 of $0.3 million and $0.7 million, respectively.

Restricted Stock Awards and Discounted Stock Options

During fiscal 2005 and 2004, Solectron issued discounted stock options under its 2002 stock option plan of 1.5 million and 0.7 million shares, respectively, to certain eligible executives and employees at a price below the market value on the day of the stock option grant. During the year ended August 31, 2006, 7.0 million discounted options were granted to certain eligible employees and during the first quarter of fiscal year 2007, an additional 1.2 million discounted options were granted to certain eligible employees. Compensation expense under the fair value method for the three months ended November 30, 2006 and November 30, 2005, is being amortized over the vesting period and was $3.3 million and $0.8 million, respectively. For compensation expense purposes, the intrinsic value of restricted stock awards and discounted stock options equals the fair market value of these awards.

SOLECTRON CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

The weighted-average fair value of the discounted stock options granted in the three-month period ended November 30, 2006 and November 30, 2005 was $3.21 per share and $3.85 per share, respectively. At November 30, 2006, unrecognized costs related to restricted stock awards and discounted stock options totaled approximately $23.6 million and is expected to be recognized over a weighted average period of 2.5 years. The total fair value of restricted stock and discounted stock options vested was zero during the three months ended November 31, 2006 and November 31, 2005, respectively.

NOTE 3 — Stock Repurchase

On November 1, 2005, Solectron’s Board of Directors approved a stock repurchase program whereby the Company was authorized to repurchase up to $250 million of the Company’s common stock pursuant to a 10b5-1 trading plan. Solectron commenced this $250 million repurchase program at the end of the quarter ended February 28, 2006. During the first quarter of fiscal 2007, Solectron repurchased and retired 3.0 million shares of its common stock at an average price of $3.28 for approximately $10.0 million. In October 2006, the Board of Directors approved a twelve month extension to the stock repurchase program. As of November 30, 2006, Solectron had repurchased and retired a total of 17.8 million shares under the repurchase program for approximately $61.6 million.

NOTE 4 — Inventories

Inventories related to continuing operations as of November 30, 2006 and August 31, 2006, consisted of the following (in millions):

	November 30	August 31
	2006	2006

Raw materials	$1,187.6	$1,127.0
Work-in-process	206.0	202.2
Finished goods	205.6	186.9

Total	$1,599.2	$1,516.1

NOTE 5 — Accounts Receivable, Net

Accounts receivable, net related to continuing operations as of November 30, 2006 and August 31, 2006 consisted of the following (in millions):

	November 30	August 31
	2006	2006

Accounts Receivable	$1,508.0	$1,443.8
Less: Allowance for doubtful accounts	7.2	14.5

Accounts Receivable, net	$1,500.8	$1,429.3

SOLECTRON CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

NOTE 6 — Property and Equipment, Net

Property and equipment, net related to continuing operations as of November 30, 2006 and August 31, 2006, consisted of the following (in millions):

	November 30	August 31
	2006	2006

Land	$63.6	$43.5
Buildings and improvements	408.1	367.1
Leasehold improvements	100.0	100.8
Furniture, fixtures, equipment and other	1,054.0	1,040.0
Computer equipment and software	340.0	338.3

	1,965.7	1,889.7
Less: Accumulated depreciation and amortization	1,226.5	1,216.3

Property and equipment, net	$739.2	$673.4

On November 1, 2006, Solectron exercised its purchase option granted under synthetic lease agreements and purchased three manufacturing sites. The sites were recorded to property and equipment, net, at an aggregate amount of $81.1 million, representing the Termination Value of the manufacturing sites of $87.7 million, less the accumulated loss on synthetic leases being accreted of $6.6 million. See note 9, “Commitments and Contingencies” for additional information regarding synthetic leases.

During the quarter ended November 30, 2006, the Company recorded a non-cash impairment charge of approximately $2.2 million to reduce the carrying amount of one of the manufacturing sites formerly under synthetic lease.

NOTE 7 — Debt

8.00% Senior Subordinated Notes due 2016

On February 14, 2006, Solectron’s wholly owned subsidiary Solectron Global Finance Ltd (“Solectron Global Finance”) issued $150 million of senior subordinated notes due 2016 (the “Subordinated Notes”) in reliance on exemption from the registration requirements of the Securities Act. The Subordinated Notes are unconditionally guaranteed by Solectron on a senior subordinated basis, will mature on March 15, 2016, and bear interest at the rate of 8% annually. Cash interest payments on the Subordinated Notes will be made semiannually in arrears on March 15 and September 15 of each year, beginning on September 15, 2006. The Subordinated Notes will be redeemable, in whole or in part, at any time on or after March 15, 2011 at specified redemption prices plus accrued and unpaid interest. Prior to March 15, 2011, Solectron Global Finance or Solectron will have the option to redeem the Subordinated Notes, in whole or in part at a price equal to the greater of (1) 100% of the principal amount of the Subordinated Notes redeemed plus accrued and unpaid interest or (2) the make-whole premium plus accrued and unpaid interest. In addition, subject to certain conditions, prior to March 15, 2009, Solectron Global Finance or Solectron may redeem up to 35% of the aggregate principal amount of the Subordinated Notes with the net proceeds of a qualified public common stock offering by Solectron at a redemption price of 108% of the principal amount of the Subordinated Notes, plus any accrued and unpaid interest to the redemption date. Solectron used the net proceeds from the offering, together with cash on hand, to repay its 7.375% Senior Notes on March 1, 2006. On September 5, 2006, pursuant to a Registration Rights Agreement, Solectron Global Finance and Solectron completed an exchange offer of $150 million in aggregate principal amount of Solectron Global Finance’s 8.00% Senior Subordinated Notes due 2016 (the “Exchange Notes”) that have been registered under the Securities Act for the same principal amount of its outstanding unregistered Subordinated Notes. Both the Subordinated Notes and the Exchange Notes are guaranteed by Solectron on a senior subordinated basis and the guarantee with respect

SOLECTRON CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

to the Exchange Notes has been registered under the Securities Act. As of November 30, 2006 the aggregate carrying amount of the Subordinated Notes was classified as long-term debt.

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

After the exchange offer was complete, there were approximately $2.7 million aggregate principal amount of Original Notes outstanding. Interest on both the Original Notes and the New Notes (together, the “convertible notes”) will be paid on February 15 and on August 15 of each year. The conversion rate for the convertible notes is 103.4468 per $1,000 principal amount, subject to certain adjustments in certain circumstances. This is equivalent to a conversion price of $9.67 per share. As of November 30, 2006 the aggregate carrying amount of the convertible notes was $450.0 million, and classified as long-term debt.

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

SOLECTRON CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

On November 15, 2004, Solectron issued 6.6 million shares of its common stock at a settlement rate of 2.5484 shares per ACES unit as defined above. Solectron received cash proceeds of $64.3 million which resulted in a corresponding increase in additional paid in capital. The equity component of the ACES was settled, and the remaining obligation of the original ACES was the 7.97% debentures.

Solectron repaid the remaining $64.3 million of the 7.97% subordinated debentures at maturity on November 15, 2006.

Liquid Yield Option Notes (LYONstm)

On November 30, 2006, Solectron had $8.3 million aggregate accreted value of LYONstm outstanding with an interest rate of 2.75%. These notes are unsecured and unsubordinated indebtedness of Solectron. Solectron will pay no interest prior to maturity. Each note has a yield of 2.75% with a maturity value of $1,000 on May 8, 2020. Each note is convertible at any time by the holder to common shares at a conversion rate of 12.3309 shares per note. Holders will be able to require Solectron to purchase all or a portion of their notes on May 8, 2010, at a price of $761.00 per note. Solectron, at its option, may redeem all or a portion of the notes at any time. As of November 30, 2006, the accreted value of the 2.75% LYONstm is classified as long-term debt on the consolidated balance sheet.

On November 30, 2006, Solectron had $1.0 million aggregate accreted value of LYONstm outstanding with an interest rate of 3.25%. These notes are unsecured and unsubordinated indebtedness of Solectron. Solectron will pay no interest prior to maturity. Each note has a yield of 3.25% with a maturity value of $1,000 on November 20, 2020. Each note is convertible at any time by the holder to common shares at a conversion rate of 11.7862 shares per note. Holders will be able to require Solectron to purchase all or a portion of their notes on November 20, 2010, at a price of $724.42 per note. Solectron, at its option, may redeem all or a portion of the notes at any time on or after May 20, 2004. As of November 30, 2006, the accreted value of the 3.25% LYONstm is classified as long-term debt.

On August 28, 2006, Solectron entered into a $350 million Credit Agreement (“the Credit Agreement”) that amends and replaces a $500 million secured revolving facility. The Credit Agreement provides for a revolving, multicurrency, secured-credit facility, which may be used to borrow revolving loans or issue standby letters of credit, subject to a $100 million letter of credit sub-limit. The Company may request an increase in the credit facility of up to an additional $150 million, to provide for an aggregate commitment of up to $500 million. There are currently no revolving loans outstanding and approximately $0.7 million in letters of credit outstanding under the Credit Agreement. The revolving loans under the Credit Agreement bear interest, at the Company’s option, at either (i) the base rate, which is defined as a fluctuating rate per annum equal to the greater of (A) Bank of America N.A.’s prime rate, or (B) the average rate on overnight federal funds plus one-half of one percent, or (ii) a rate equal to (A) the London Inter-bank Offered Rate (LIBOR) plus (B) an applicable margin of ranging from 1.0% to 2.0% based on Solectron’s non-credit-enhanced senior unsecured long-term debt ratings. The Credit Agreement matures on August 28, 2009 and may be prepaid at any time without penalty or premium at the option of the Company.

NOTE 8 — Derivative Instruments

Solectron enters into foreign exchange forward contracts intended to reduce the short-term impact of foreign currency fluctuations on foreign currency receivables, investments, payables and indebtedness. The gains and losses on the foreign exchange forward contracts are intended largely to offset the transaction gains and losses on the foreign currency receivables, investments, payables, and indebtedness recognized in operating results. Solectron does not enter into foreign exchange forward contracts for speculative purposes. Solectron’s foreign exchange forward contracts related to current assets and liabilities are generally six months or less in original maturity. The Company does not designate these as accounting hedges and the changes in the values of the Company’s foreign exchange forward contracts are included in other (expense) income net.

As of November 30, 2006, Solectron had outstanding foreign exchange forward contracts with a total notional amount of approximately $388 million related to continuing operations.

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

Financial instruments that potentially subject Solectron to concentrations of credit risk consist of cash, cash equivalents and trade accounts receivable. Concentrations of credit risk in accounts receivable resulting from sales to major customers are discussed in Note 11, “Segment Information and Geographic Information”.

NOTE 9 — Commitments and Contingencies

Synthetic Leases

On November 1, 2006, Solectron exercised its purchase option granted under synthetic lease agreements and terminated those agreements relating to three manufacturing sites in continuing operations. The synthetic leases had expiration dates in September 2007. At the end of the lease terms, Solectron had an option, subject to certain conditions, to purchase or to cause a third party to purchase the sites subject to the synthetic leases for the “Termination Value,” which approximates the lessor’s original cost for each site, or may market the property to a third party at a different price. Solectron had provided loans to the lessor equaling approximately 85% of the Termination Value for each synthetic lease. These loans were repayable solely from the sale of the sites to third parties in the future, were subordinated to the amounts payable to the lessor at the end of the synthetic leases, and could be credited against the Termination Values payable if Solectron purchases the sites. The approximate aggregate Termination Values and loan amounts were $87.7 million and $74.5 million, respectively, as of August 31, 2006. Solectron purchased the three sites for the Termination Value of $87.7 million and funded the transaction by offsetting the carrying value of the synthetic lease loans of $74.5 million against a portion of the purchase price and paid the remaining balance of $13.2 million in cash. See note 6 “Property and Equipment, net” for additional information.

Future Minimum Lease Obligations

Future minimum payments for operating lease obligations related to continuing operations are as follows:

	Payments Due by Period
		Short-	Q2 ’08-
	Total	Term	Q4 ’08	FY09	FY10	FY11	FY12	Thereafter
	(In millions)

Operating leases	$152.3	$36.4	$23.9	$25.0	$21.1	$13.1	$11.8	$21.0

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

NOTE 10 — Taxes

SFAS No. 109, “Accounting for Income Taxes,” requires that a valuation allowance be established when it is “more likely than not” that all or a portion of deferred tax assets will not be realized. A review of all available positive and negative evidence needs to be considered, including the Company’s performance, the market environment in which the Company operates, the utilization of past tax credits, length of carryback and carryforward periods, and existing contracts or sales backlog that will result in future profits, among other factors. It

SOLECTRON CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

further states that forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence such as cumulative losses in recent years in the jurisdictions to which the deferred tax assets relate. Therefore, cumulative losses weigh heavily in the overall assessment. As a result of the review undertaken after the end of the third quarter of fiscal 2003, Solectron concluded that it was appropriate to establish a full valuation allowance for most of the net deferred tax assets arising from its operations in the jurisdictions to which the deferred tax assets relate. The total valuation allowance is approximately $1.6 billion as of November 30, 2006. In addition, Solectron expects to continue to provide a full valuation allowance on future tax benefits until it can demonstrate a sustained level of profitability that establishes its ability to utilize the assets in the jurisdictions to which the assets relate. Solectron incurred tax expense in certain countries that are not subject to the aforementioned valuation allowance during the three months ended November 30, 2006.

Certain of Solectron’s non-US operations are reporting taxable profits, mostly arising in the same low-cost locations where the majority of our manufacturing capabilities are found. Any tax expense associated with these taxable profits will not be able to offset the unrecognized deferred tax assets described above, because, for the most part, those assets did not arise in the same jurisdictions where Solectron is realizing taxable profits.

The income tax provision for the interim periods is based on the best estimate of the effective tax rate expected to be applicable for the full fiscal year. Changes in the interim period for the tax (or benefit) related to items other than ordinary income are individually computed and recognized when the items occur. During the three months ended November 30, 2006, the Company recorded income tax benefits of $4.2 million associated with a refund of taxes paid on the reinvested earnings of a foreign subsidiary of which $2.3 million of the tax benefit was included in the computation of the foreign entity’s estimated annual effective tax rate. The remaining portion was individually computed and recognized in the three months ended November 30, 2006.

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

In addition, Solectron has established contingency reserves for income taxes in various jurisdictions. The estimate of appropriate tax reserves is based upon the amount of prior tax benefit that is at risk upon audit and upon the reasonable estimate of the amount at risk. Solectron periodically reassesses the amount of such reserves and adjusts reserve balances as necessary. During fiscal year 2006, the Company recorded accruals related to a transfer pricing adjustment assessed by a foreign tax authority. The recorded amount represented management’s best estimate of the cost it would incur in relation to the exposure, but there was a reasonable possibility that the final settlement could differ from the estimate. During the three months ended November 30, 2006, a final settlement was reached with the foreign tax authority for an amount that was slightly less than the recorded amount.

During the three months ended November 30, 2006, a foreign jurisdiction issued a final assessment related to indirect taxes for the period from July 1, 2002, through July 19, 2005. Solectron recorded an accrual for the amount determined to be a reasonable estimate of the loss; however, there is at least a reasonable possibility that additional amounts will be incurred.

For the quarter ended November 30, 2006, the Company recorded a benefit to the tax provision of $5.8 million, which was established for loss contingencies related to tax matters in two foreign jurisdictions. During the quarter,

SOLECTRON CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

the tax matters were closed either because the statute of limitations expired or a closing agreement was executed with the government authority.

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

NOTE 11 — Segment Information and Geographic Information

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

Geographic information for continuing operations as of and for the periods presented is as follows (in millions):

	Three Months
	Ended
	November 30
	2006	2005

Geographic net sales:
United States	$922.7	$796.6
Other North and Latin America	452.2	358.1
Europe	359.9	313.9
Malaysia	596.5	496.8
China	382.7	259.5
Other Asia Pacific	285.1	231.5

	$2,999.1	$2,456.4

SOLECTRON CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

Geographic net sales are attributable to the country in which the product is manufactured.

	November 30	August 31
	2006	2006

Long-lived assets:
United States	$370.1	$292.0
Other North and Latin America	156.9	167.7
Europe	182.8	142.6
Asia Pacific	280.7	287.5

	$990.5	$889.8

The following table depicts, for the periods indicated, revenue by market expressed as a percentage of net sales. The distribution of revenue across our markets has fluctuated, and will continue to fluctuate, as a result of numerous factors, including but not limited to increased business from new and existing customers; fluctuations in customer demand; seasonality of our customers’ markets; and growth in market outsourcing.

	Three Months Ended November 30
	2006	2005

Computing & Storage	31.8%	33.8%
Networking	26.2%	25.6%
Communications	19.7%	18.3%
Consumer	10.8%	8.6%
Industrial	7.9%	8.2%
Automotive	1.8%	3.6%
Other	1.8%	1.9%

Total	100.0%	100.0%

Certain customers accounted for 10% or more of our net sales. The following table includes these customers and the percentage of net sales attributed to them:

	Three Months Ended November 30
	2006	2005

Cisco Systems	18.9%	16.7%
Nortel Networks	*	10.2%

(*)	Less than 10%

Solectron has concentrations of credit risk due to sales to the customers listed above as well as to Solectron’s other significant customers. As of November 30, 2006, Hewlett-Packard accounted for approximately 13.5% of total accounts receivable related to continuing operations.

SOLECTRON CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

NOTE 12 — Restructuring and Impairment

Over the past few years, Solectron has recorded restructuring and impairment costs as it rationalized operations in light of customer demand declines. The measures, which included reducing the workforce, consolidating facilities and changing the strategic focus of a number of sites, was largely intended to align Solectron’s capacity and infrastructure to anticipated customer demand and transition its operations to lower-cost regions. The restructuring and impairment costs include employee severance and benefit costs, costs related to leased facilities abandoned and subleased, impairment of owned facilities no longer used by Solectron which will be disposed, costs related to leased equipment that has been abandoned, and impairment of owned equipment that will be disposed. For owned facilities and equipment, the impairment loss recognized was based on the fair value less costs to sell, with fair value estimated based on existing market prices for similar assets. Severance and benefit costs are recorded in accordance with SFAS No. 112, “Employer’s Accounting for Postemployment Benefits,” as Solectron has concluded that it has a substantive severance plan. In accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, the estimated lease loss accrued for leased facilities abandoned and subleased after December 31, 2002 represents the fair value of the lease liability as measured by the present value of future lease payments subsequent to abandonment less the present value of any estimated sublease income. For those facilities abandoned and subleased before January 1, 2003, as part of restructuring activities under EITF Issue No. 94-3, the estimated lease loss represents payments subsequent to abandonment less any estimated sublease income. In order to estimate future sublease income, Solectron works with real estate brokers to estimate the length of time until it can sublease a facility and the amount of rent it can expect to receive. Estimates of expected sublease income could change based on factors that affect Solectron’s ability to sublease those facilities such as general economic conditions and the real estate market, among others. At each reporting date, the Company evaluates its accruals for exit costs and employee separation costs to ensure the accruals are still appropriate. In certain circumstances, accruals are no longer required because of efficiencies in carrying out the plans or because employees previously identified for separation resigned from the Company and did not receive severance or were redeployed due to circumstances not foreseen when the original plans were initiated. The Company reverses accruals through the income statement line item where the original charges were recorded when it is determined that they are no longer required.

Overview of Restructuring Plans

Fiscal Year 2007 Restructuring Plan

On October 2, 2006, the Solectron Board of Directors approved the Fiscal Year 2007 Restructuring Plan to optimize its global footprint and reduce its cost structure. Solectron anticipates that total charges related to this restructuring plan will be between $50 million to $60 million. Total estimated charges consist of (i) $32 million to $39 million related to severance costs, (ii) $10 million to $13 million related to leased facility liabilities and transfer and other exit costs and (iii) an estimated non-cash charge of $8 million related to disposition or impairment of facilities and equipment. The restructuring plan consists of the following measures:

•	Closing or consolidating approximately 700,000 square feet of facilities in Western Europe and North America.

•	Reducing approximately 1,200 to 1,400 employees at the facilities being closed or consolidated. Although there may be a potential decrease from the original plan estimate of 1,400 employees, severance costs will still be in the range provided, primarily as a result of higher than expected severance agreements with local workers’ councils and changes to certain statutory provisions at several European locations.

•	Impairing certain long-lived assets (primarily buildings and leasehold improvements) in connection with the facilities being vacated and equipment made obsolete to the extent that we would be unable to recover their carrying value upon sales to third parties.

SOLECTRON CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

Cumulative restructuring costs recorded under the 2007 restructuring plan as of November 30, 2006 were $34.8 million. This consists of $29.3 million in severance, $5.2 million in impairment charges on facilities and equipment (which includes $3.1 million booked in the last quarter of Fiscal Year 2006), and $0.3 million of transfer costs and other expenses.

As of November 30, 2006, Solectron has reduced its workforce by 200 personnel in connection with this plan and expects to reduce headcount by an additional 1,000 to 1,200 personnel prior to the completion of this plan. The remaining accrual balance of $26.5 million is primarily related to existing severance commitments for 900 personnel, the majority of which will be paid by December 31, 2007. The severance costs for the remaining 100 to 300 personnel are yet to be incurred.

In certain circumstances, severance accruals may not be required. This may result from re-employment outside of Solectron or failure to file for severance benefits. When it is determined that accruals are no longer required in these situations, the Company reverses the accruals through the income statement line item originally charged. The restructuring plan is expected to be complete within the next twelve months.

Fiscal Year 2005 Restructuring Plan

During fiscal year 2005, in response to a decline in revenues from fiscal year 2004 levels, Solectron reviewed its cost structure and geographic footprint and determined that cost savings could be realized by moving certain activities from high-cost facilities in Europe and North America to facilities in low-cost geographies. During Fiscal 2006, the Company had lowered its total anticipated restructuring costs for the 2005 restructuring plan from $80-$95 million to $55-$65 million. The original anticipated costs were based on the occurrence of certain future events. Due to non-occurrence of some events and changes in business conditions, the Company has lowered its total anticipated costs. However, for the restructuring items that were executed, the Company expects cost savings to be in line with the original estimates. This restructuring plan as amended will result in restructuring charges of approximately $55 million to $65 million, and includes the following measures:

•	Closing the Company’s facilities in Hillsboro, Oregon; Winnipeg, Canada; Lincoln, California; Turnhout, Belgium; and Munich, Germany.

•	Eliminating approximately 2,500 positions (1) at the facilities being closed; (2) at the Company’s facilities in Bordeaux, France; Dunfermline, Scotland; Guadalajara, Mexico; Jaguariuna, Brazil; and other facilities; and (3) within the Company’s material procurement and sales organizations in Europe and North America. These actions included the elimination of certain positions, the migration of certain functional activities to facilities in lower-cost geographies and the outsourcing of certain activities.

•	Impairing certain long-lived assets (primarily building and leasehold improvement) in connection with the facilities being vacated and equipment made obsolete to the extent that Solectron would be unable to recover their carrying value upon sales to third parties.

Cumulative restructuring costs recorded under the 2005 restructuring plan as of November 30, 2006 were $58.3 million. As of November 30, 2006, Solectron has reduced its workforce by 2,400 personnel in connection with this plan and expect to reduce headcount by an additional 100 personnel prior to the completion of this plan. The remaining accrual balance of $6.9 million is largely related to severance payouts for the additional 100 personnel, of which $5.6 million is expected to be paid during the second quarter of Fiscal Year 2007. This plan was substantially completed as of the end of fiscal 2006.

Fiscal Year 2004 Restructuring Plan

In the fourth quarter of fiscal 2004, in order to drive savings in its human resources and information technology functions, as well as reduce labor costs in certain high cost facilities, Solectron committed to a plan to eliminate

SOLECTRON CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

approximately 2,100 full-time positions primarily in Europe and North America, consolidate certain facilities, and impair certain long-lived assets.

This plan was expected to result in total restructuring charges of $20.0 million. Through November 30, 2006, Solectron had recorded restructuring charges of approximately $25.6 million related to this plan. This amount consisted of $10.0 million of severance charges, $10.2 million relating to the impairment of certain long-lived assets, and $5.4 million of facility lease obligation and other expenses. This restructuring plan is substantially complete. The remaining accrual balance of $2.6 million as of November 30, 2006 is primarily related to an ongoing facility lease obligation. The facility lease obligation currently expires in 2011. However, Solectron may incur additional restructuring costs as it revises estimates due to changes in assumptions used for the facility lease loss accrual.

Legacy Restructuring Plans

From 2001 through 2003, a significant economic downturn adversely impacted Solectron’s business, resulting in a decline in revenues from $17.4 billion in fiscal year 2001 to $9.8 billion in fiscal year 2003. In response to these trends, Solectron initiated a series of restructuring measures to align its capacity and infrastructure with anticipated customer demand. These actions included significant reductions in the Company’s workforce, the closure and consolidation of facilities, and the impairment of certain long-lived assets. These restructuring activities are substantially complete, as the remaining accrual is almost entirely attributable to ongoing facility lease obligations, which are currently leased through 2014. However, Solectron expects to incur restructuring costs as it continues to sell restructured long-lived assets and revise previous estimates in connection with these plans. Revisions to estimates will primarily be due to changes in assumptions used for the facility lease loss accrual.

Solectron continued to incur expected restructuring charges in the first quarter of fiscal 2007 in accordance with previously announced plans. Total net restructuring and impairment costs of $34.6 million were charged against continuing operations as a result of these planned actions as well as revisions to previous estimates. Included in the $3.2 million lease loss accrual amount below is $0.3 million lease facility expense related to an accrual established under acquisition accounting.

The following table summarizes restructuring and impairment charges included in the accompanying condensed consolidated statements of operations (in millions):

	Three Months Ended November 30
	2006	2005	Nature

Loss on disposal of and impairment of equipment and facilities	$1.4	$3.4	non-cash
Intangible asset impairment charge, net	—	1.9	non-cash
Severance and benefit costs (adjustment)	29.6	(7.1)	cash
Net adjustment to facility lease loss accrual	3.2	2.4	cash
Other exit costs	0.4	0.3	cash

Total	$34.6	$0.9

SOLECTRON CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

Restructuring Accrual

The following table summarizes the restructuring accrual balance for continuing operations as of November 30, 2006 (in millions). The amounts presented include remaining obligations under both the 2005 Restructuring Plan and prior plans.

	Severance	Lease Facilities
	and Benefits	& Equipment	Other	Total

Balance of accrual at August 31, 2006	$7.1	$23.1	$0.1	$30.3
Provision	29.8	2.9	0.4	33.1
Q1-FY07 Provision Adjustments	(0.2)			(0.2)
Q1-FY07 Cash Payments	(3.3)	(9.7)	(0.5)	(13.5)

Balance of accrual at November 30, 2006	$33.4	$16.3	$—	$49.7

Accruals related to restructuring activities were recorded in accrued expenses in the accompanying condensed consolidated balance sheets. Solectron expects to pay amounts related to severance and benefits in the next year. The remaining balance, primarily consisting of lease commitment costs on facilities, is expected to be paid out through 2014.

Restructuring Activity by Plan

The restructuring and impairment charges incurred by restructuring plan during the three month period ended November 30, 2006, (in millions) were as follows:

	Fiscal	Fiscal	Fiscal	Legacy
	2007 Plan	2005 Plan	2004 Plan	Plans	Total

Balance of accrual at August 31, 2006	$—	$7.1	$2.1	$21.1	$30.3
FY2007 Provision	29.6	0.7	0.7	2.1	33.1
FY2007 Provision adjustments	—	(0.1)	—	(0.1)	(0.2)
FY2007 Cash payments	(3.1)	(0.8)	(0.2)	(9.4)	(13.5)

Balance of accrual at November 30, 2006	$26.5	$6.9	$2.6	$13.7	$49.7

FY2007 non-cash items	$2.1	$—	$—	$(0.7)	$1.4

NOTE 13 — Goodwill and Intangible Assets

Goodwill information is as follows (in millions):

Goodwill

Balance at August 31, 2006	$155.2
Goodwill adjustments	(0.1)

Balance at November 30, 2006	$155.1

SOLECTRON CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

Solectron’s intangible assets are classified as other assets on the condensed consolidated balance sheets and categorized into three main classes: supply agreements, intellectual property and contractual and non-contractual customer relationships obtained in asset purchases or business combinations. The following table summarizes the intangible asset balance at November 30, 2006 and August 31, 2006 (in millions):

		Intellectual
	Supply	Property
	Agreements	Agreements	Other	Total

November 30, 2006
Gross amount	$88.6	$78.9	$70.3	$237.8
Accumulated amortization	(86.5)	(72.6)	(64.2)	(223.3)

Carrying value	$2.1	$6.3	$6.1	$14.5

August 31, 2006
Gross amount	$89.2	$78.9	$70.3	$238.4
Accumulated amortization	(86.3)	(71.9)	(63.9)	(222.1)

Carrying value	$2.9	$7.0	$6.4	$16.3

During the first quarter of fiscal 2007, gross supply agreements related to intangible assets decreased by $0.6 million as a result of a favorable sublease of a lease obligation assumed in an acquisition.

Amortization expense for the three months ended November 30, 2006 was approximately $1.2 million. Amortization expense for the three months ended November 30, 2005 was approximately $2.2 million. The Company anticipates that annual amortization expense for these intangibles over the next five years to be approximately $3.9 million, $3.7 million, $3.2 million, $1.5 million and $0.9 million, respectively.

NOTE 14 — Discontinued Operations

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

SOLECTRON CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

The results from discontinued operations were as follows (in millions):

	Three Months Ended November 30
	2006	2005

Net sales	$—	$—
Cost of sales	—	—

Gross profit	—	—
Operating expense (income) — net	0.6	(1.7)

Operating (loss) income	(0.6)	1.7
Other income — net		2.1

(Loss) income before income taxes	(0.6)	3.8
Income tax expense	—	—

(Loss) income from discontinued operations, net of tax	$(0.6)	$3.8

During the first quarter of fiscal 2007, Solectron recorded $0.6 million of costs related to a sales tax assessment and ongoing facility carrying costs.

During the first quarter of fiscal 2006, Solectron recorded a $2.1 million gain on sale of assets of discontinued operations having no remaining book value and $1.7 million associated with the favorable resolution of certain contingencies.

The sale agreements for the divestitures contain certain indemnification provisions pursuant to which Solectron may be required to indemnify the buyer of the divested business for a limited period subsequent to the completion of the sale for liabilities, losses, or expenses arising out of breaches of covenants and certain breaches of representations and warranties relating to the condition of the business prior to and at the time of sale. As of November 30, 2006, most of these indemnification provisions have expired, and there were no significant liabilities recorded under these indemnification obligations. Additionally, Solectron may be required to indemnify a buyer for environmental remediation costs until 2011, such indemnification is not to exceed $13 million. Solectron maintains an insurance policy to cover environmental remediation liabilities in excess of reserves previously established upon the acquisition of these properties. Solectron did not record any environmental charges upon disposition of these properties.

NOTE 15 — Net Income Per Share Calculation

Basic net income per share is computed using the weighted average number of common shares outstanding during the period.

The computation of diluted net income per share calculates the effect of dilutive securities on weighted average shares. Dilutive securities include options to purchase common stock and shares issuable upon conversion of Solectron’s LYONs and Series A Convertible Senior Notes are excluded in both periods as anti-dilutive.

SOLECTRON CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

Net income per share data from continuing operations were computed as follows (in millions, except per share amounts):

	Three Months Ended
	November 30
	2006	2005

Basic earnings per share:
Income from continuing operations	$6.6	$20.2
Shares used in computation:
Weighted average ordinary shares outstanding	895.4	925.2

Basic earnings per share	$0.01	$0.02

Diluted earnings per share:
Income from continuing operations	$6.6	$20.2
Shares used in computation:
Weighted average ordinary shares outstanding	895.4	925.2
Employee stock options	0.1	0.2
Restricted stock	1.9	0.5

Weighted average number of shares	897.4	925.9
Diluted earnings per share	$0.01	$0.02

The following table summarizes the weighted average dilutive securities that were excluded from the above computation of diluted earnings per share because their inclusion would have an anti-dilutive effect (in millions):

	Three Months Ended November 30
	2006	2005

Anti-dilutive securities:
Employee stock options	44.0	48.5
Shares issuable upon conversion of convertible securities	0.5	0.2

Total anti-dilutive shares	44.5	48.7

NOTE 16 — Related Party Transactions

In January 2006, Paul Tufano became Executive Vice President and Chief Financial Officer of Solectron. Mr. Tufano is also a member of the Board of Directors of Teradyne, a customer of Solectron. Solectron has for the past 10 years, in the ordinary course of business, sold printed circuit board assemblies to Teradyne and purchased in-circuit testers from Teradyne. During the quarter ended November 30, 2006, Solectron had sales of $48.5 million to Teradyne, all of which were made on an arms-length basis.

NOTE 17 — Guarantee of Subsidiary Notes

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

Summary of Results and Key Performance Indicators

The following table sets forth, for the three-month periods indicated, certain key operating results and other financial information (in millions):

	Three Months Ended November 30
	2006	2005

Net sales	$2,999.1	$2,456.4
Gross profit	149.4	125.6
Selling, general and administrative expense	109.8	107.4
Income from continuing operations	6.6	20.2

Management regularly reviews financial and non-financial performance indicators to assess the Company’s operating results. The following table sets forth, for the quarterly periods indicated, certain of management’s key financial performance indicators.

Three Months Ended
	November 30,	August 31,	May 31,	February 28,	November 30,
	2006	2006	2006	2006	2005

Inventory turns	7.3 turns	7.3 turns	7.2 turns	7.4 turns	8.0 turns
Days sales outstanding (DSO)	44 days	43 days	42 days	44 days	45 days
Days payable outstanding (DPO)	52 days	53 days	54 days	54 days	53 days
Cash-to-cash cycle (C2C)	41 days	39 days	38 days	40 days	37 days
Capital expenditures (in millions)	$33.4	$40.9	$46.0	$50.2	$58.9

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

Critical Accounting Policies and Estimates

Management is required to make judgments, assumptions and estimates that affect the amounts reported when we prepare consolidated financial statements and related disclosures in conformity with generally accepted accounting principles in the United States. Note 1, “Summary of Significant Accounting Policies,” to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended August 31, 2006, describes the significant accounting policies and methods used in the preparation of our consolidated financial statements. Estimates are used for, but not limited to, our accounting for revenue recognition, inventory valuation, allowance for doubtful accounts, goodwill, intangible assets, restructuring and related impairment costs, income taxes, loss contingencies and stock-based compensation. Actual results could differ from these estimates. The following critical accounting policies are impacted significantly by judgments, assumptions and estimates used in the preparation of our consolidated financial statements.

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

Inventory Valuation

Our inventories are stated at the lower of weighted average cost or market. Our industry is characterized by rapid technological change, short-term customer commitments and rapid changes in demand, as well as other factors that may influence the recoverability of inventories. We make provisions for estimated excess and obsolete inventory based on our regular reviews of inventory quantities on hand and the latest forecasts of product demand and production requirements from our customers. Our provisions for excess and obsolete inventory are also impacted by our contractual arrangements with our customers including our ability or inability to re-sell such inventory to them. If actual market conditions or our customers’ product demands are less favorable than those projected or if our customers are unwilling or unable to comply with any contractual arrangements related to excess and obsolete inventory, additional provisions may be required. If an additional 0.2% to 0.5% of our inventory were determined to be excess and obsolete at November 30, 2006, our gross profit and operating income from continuing operations before income taxes for the three months ended November 30, 2006 would have each decreased by $3.2 million to $8.0 million.

Allowance for Doubtful Accounts

Another area of judgment affecting reported revenue and net income is management’s estimate of receivables that will ultimately be collected. We evaluate the collectibility of our accounts receivable based on a combination of factors. This risk is mitigated by (i) sales to well-established companies, (ii) ongoing credit evaluation of our customers, and (iii) frequent contact with our customers, especially our most significant customers, which enables us to monitor current changes in business operations and to respond accordingly. When we are aware of circumstances that may impair a specific customer’s ability to meet its financial obligations to us, we record a specific allowance against amounts due to us and thereby reduce the net receivable to the amount we reasonably believe is likely to be collected. For all other customers, we recognize allowances for doubtful accounts based on the length of time the receivables are outstanding, industry and geographic concentrations, the current business environment and our historical experience. If the financial condition of our customers deteriorates or if economic conditions worsen, additional allowances may be required. Using this information, management reserves an amount that is believed to be uncollectible. Based on management’s analysis of uncollectible accounts, reserves totaling $7.2 million or 0.5% of the gross accounts receivable balance were established at November 30, 2006, compared with $14.5 million or 1.0% of the gross accounts receivable balance at August 31, 2006. The decrease in the allowance for doubtful accounts when comparing the balance at August 31, 2006 to November 30, 2006 was primarily attributable to new reserves of approximately $2.6 million offset by $4.3 million of reserve reversals and reserve write-offs approximating $5.6 million.

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

Impairment of Long-Lived Assets

Solectron evaluates long-lived assets, such as property, plant and equipment and intangible assets obtained in acquisitions such as supply agreements, intellectual property, and contractual — non-contractual customer relationships for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). When conducting our impairment analysis, assets are grouped at the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets or liabilities. Intangible assets subject to impairment testing whenever events or changes in circumstances indicate total $14.5 million as of November 30, 2006. We assess the fair value of the assets based on the undiscounted future cash flow the assets are expected to generate and recognize an impairment loss when estimated undiscounted future cash flow expected to result from the use of the asset plus net proceeds expected from disposition of the asset, if any, are less than the carrying value of the asset. When we identify an impairment, we reduce the carrying amount of the asset to its estimated fair value based on a discounted cash flow approach, or, when available and appropriate, to comparable market values. There is significant judgment involved in determining these cash flows.

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

Income Taxes

We currently have significant deferred tax assets in certain jurisdictions resulting from tax credit, if any, carry forwards, net operating losses and other deductible temporary differences, which will reduce taxable income in such jurisdictions in future periods. We have provided valuation allowances for future tax benefits resulting from U.S. and certain foreign net operating loss carry forwards and for certain other U.S. and foreign deductible temporary differences where we believe future realizability is in doubt. SFAS No. 109 requires a valuation allowance be established when it is “more likely than not” that all or a portion of deferred tax assets will not be realized, and further provides that it is difficult to conclude that a valuation allowance is not needed when there is negative evidence in the form of cumulative losses in recent years. Therefore, cumulative losses weigh heavily in the overall assessment. In the third quarter of fiscal year 2003, we established a valuation allowance for most of our deferred tax assets. This was primarily due to cumulative losses from prior years and uncertainty regarding our ability to generate certain minimum levels of taxable income within the next three years. We have not yet established a sustained level of profitability since that time in those countries in which the deferred tax assets arose and thus expect to record a full valuation allowance on future tax benefits. Our ability to realize sustained profitability in those jurisdictions in the near term is uncertain as Solectron derives the majority of its revenue from low-cost locations. It is these low-cost locations where Solectron anticipates reporting taxable profits. Solectron will not be able to offset any tax expense associated with these taxable profits with the unrecognized deferred tax assets described above. As a result of our assessment, our total valuation allowance on deferred tax assets arising from continuing operations is approximately $1.6 billion at November 30, 2006.

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

Stock-Based Compensation

We account for stock-based compensation in accordance with SFAS No. 123R, “Share-Based Payment”.  Under the fair value recognition provisions of this statement, share-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the vesting period. Determining the fair value of share-based awards at the grant date requires judgement including estimating stock price volatility and employee stock option exercise behaviors.

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

Results of Operations

The following table summarizes certain items in the condensed consolidated statements of operations as a percentage of net sales. The financial information and the discussion below should be read in conjunction with the accompanying condensed consolidated financial statements and notes thereto. The discussion following the table is provided separately for continuing and discontinued operations. For all periods presented, our condensed consolidated statements of operations exclude the results from certain operations we plan to divest which have been classified as discontinued operations. Information related to the discontinued operations results is provided separately following the continuing operations discussion below.

	Three Months Ended November 30
	2006	2005

Net sales	100.0%	100.0%
Cost of sales	95.0	94.9

Gross profit	5.0	5.1
Operating expenses:
Selling, general and administrative	3.7	4.4
Restructuring and impairment costs	1.0	—

Operating income	0.3	0.7
Interest income	0.3	0.5
Interest expense	(0.2)	(0.3)
Other (expense) income — net	(0.1)	0.1

Operating income from continuing operations before income taxes	0.3	1.0
Income tax expense	—	0.2

Income from continuing operations	0.3%	0.8%
Discontinued operations:
(Loss) income from discontinued operations	—	0.2
Income tax expense	—	—

(Loss) income from discontinued operations	—%	0.2%
Net income	0.3%	1.0%

Net Sales — Continuing Operations

For the first quarter of fiscal 2007, net sales increased $543 million or 22% as compared to the same period of fiscal 2006. Computing and storage end market revenues increased by $125 million or 15%, consumer end market revenues increased by $112 million or 53%, communication market revenues increased by $143 million or 32%, industrial and other revenues increased by $43 million or 34.1% and networking revenues increased by $155 million or 25%, when comparing the first quarter of fiscal 2007 to the corresponding period in fiscal 2006. The increase in computing and storage revenues was driven by increased sales of mid-range servers, storage and high-end servers. Revenues in the consumer end market increased as a result of new product launches. Revenue increases in the communications market were primarily due to end customer demand. The increase in networking revenues was driven by higher sales of networking equipment Partially offsetting the revenue increase for the quarter was a decrease in the automotive market of approximately $35 million, representing a 40% decrease when comparing the first quarter of fiscal 2007 to the corresponding period in fiscal 2006.

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

	Three Months Ended November 30
	2006	2005

Computing & Storage	31.8%	33.8%
Networking	26.2%	25.6%
Communications	19.7%	18.3%
Consumer	10.8%	8.6%
Industrial	7.9%	8.2%
Automotive	1.8%	3.6%
Other	1.8%	1.9%

Total	100.0%	100.0%

International Sales — Continuing Operations

In the three months ended November 30, 2006, our international locations contributed approximately 69.2% of net sales compared to approximately 67.6% for the corresponding period of fiscal 2006.

Major Customers — Continuing Operations

Certain customers accounted for 10% or more of our net sales. The following table includes these customers and the percentage of net sales attributed to them:

	Three Months Ended November 30
	2006	2005

Cisco Systems	18.9%	16.7%
Nortel Networks	*	10.2%

(*)	Less than 10%

Our top ten customers accounted for approximately 64.1% of net sales for the three months ended November 30, 2006, compared to approximately 61.9% in the corresponding period of fiscal 2006. We cannot guarantee that these or any other customers will not increase or decrease as a percentage of our consolidated net sales either individually or as a group. Consequently, any material decrease in sales to these or other customers could materially harm our consolidated results of operations.

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

Cisco Systems launched its Lean initiative as part of its ongoing effort to improve accuracy of demand forecasting and planning in its supply chain. Cisco Systems is in the midst of a phased implementation of the Cisco Systems Lean initiative amongst its manufacturing partners, with the Solectron transition scheduled to begin during fiscal 2007. In the initial stages of this implementation, Solectron expects inventory to increase by approximately $200 million — $300 million.

Gross Profit — Continuing Operations

Gross profit varies from period to period and is affected by a number of factors, including product mix, production efficiencies, component costs and delivery linearity, product life cycles, unit volumes, expansion and consolidation of manufacturing facilities, utilization of manufacturing capacity, pricing, competition, and anticipated restructuring or inventory charges.

Our gross profit percentage decreased to 5.0% for the three months ended November 30, 2006 as compared to 5.1% for the corresponding period in fiscal 2006. The 0.1% decrease in gross profit is primarily attributable to an increase in revenue in the consumer market and a decrease in the industrial market revenue, representing a shift in revenue mix from higher gross margin business to lower gross margin business. Also, contributing to the decline in gross profit was the performance of our services operation which experienced higher than expected costs in inventory management of its repair operation.

Sales of inventory previously written down or written off have not been significant and have not had any material impact on our gross profits for the months ended November 30, 2006.

Selling, General and Administrative (SG&A) Expenses — Continuing Operations

SG&A expenses increased $2.4 million, or 2.2%, for the three months ended November 30, 2006 compared to the corresponding period in fiscal 2006. As a percentage of net sales, SG&A expenses decreased to 3.7% for the three months ended November 30, 2006 as compared to 4.4% in the corresponding period in fiscal 2006. The decrease as a percentage of net sales was primarily attributable to a $1.0 million decrease in bad debt expense and a $543 million increase in net sales.

Restructuring and Impairment — Continuing Operations

During the first quarter of fiscal 2007, the Company incurred restructuring costs of approximately $34.6 million primarily related to $29.6 million of severance expenses resulting from the adoption of the Fiscal Year 2007 restructuring plan. In addition, restructuring costs included the following; $3.2 million of charges arising from the disposition of a leased facility and changes in estimates for leases termination costs on restructured facilities; $0.4 million of transfer and other exit costs; and $1.4 million of equipment and facilities impairment charges. Included in the $3.2 million facility amount is a $0.3 million lease facility expense related to an accrual established under acquisition accounting.

During the first quarter of fiscal 2006, restructuring and impairment costs of $0.9 million were charged against operations. This amount included charges incurred under previously announced restructuring programs as well as a net reduction in the provision for severance of $7.1 million due to new business opportunities resulting in changes to planned severance actions, differences between actual and estimated payment obligations and employee turnover. Restructuring costs and impairments also included $3.4 million from the impairment of buildings, and $2.4 million in connection with early lease terminations and changes in estimates relative to restructured lease facilities.

Fiscal Year 2007 Restructuring Plan

On October 2, 2006, the Solectron Board of Directors approved the Fiscal Year 2007 Restructuring Plan to optimize its global footprint and reduce its cost structure. Solectron anticipates that total charges related to this restructuring plan will be between $50 million to $60 million. Total estimated charges consist of (i) $32 million to $39 million related to severance costs, (ii) $10 million to $13 million related to leased facility liabilities and transfer and other exit costs and (iii) an estimated non-cash charge of $8 million related to disposition of facilities and equipment. The restructuring plan consists of the following measures:

•	Closing or consolidating approximately 700,000 square feet of facilities in Western Europe and North America.

•	Reducing approximately 1,200 to 1,400 employees at the facilities being closed or consolidated. Although there may be a potential decrease from the original plan estimate of 1,400 employees, severance costs will still be in the range provided primarily as a result of higher than expected severance agreements with local workers’ councils and changes to certain statutory provisions at several European locations.

•	Impairing certain long-lived assets (primarily buildings and leasehold improvements) in connection with the facilities being vacated and equipment made obsolete to the extent that we would be unable to recover their carrying value upon sales to third parties.

Cumulative restructuring costs recorded under the 2007 restructuring plan as of November 30, 2006 were $34.8 million. This consists of $29.3 million in severance, $5.2 million in impairment charges on facilities and equipment (which includes $3.1 million booked in the last quarter of Fiscal Year 2006), and $0.3 million of transfer costs and other expenses.

As of November 30, 2006, Solectron has reduced its workforce by 200 personnel in connection with this plan and expects to further reduce headcount by an additional 1,000 to 1,200 personnel prior to the completion of this plan. The remaining accrual balance of $26.5 million is primarily related to existing severance commitments for 900 personnel, the majority of which will be paid by December 31, 2007. The severance costs for the remaining 100 to 300 personnel are yet to be incurred.

In certain circumstances, severance accruals may not be required. This may result from re-employment outside of Solectron or failure to file for severance benefits. When it is determined that accruals are no longer required in these situations, the Company reverses the accruals through the income statement line item originally charged. The restructuring plan is expected to be complete within the next twelve months.

Currently, Solectron estimates that the Fiscal Year 2007 restructuring plan will realize a savings of approximately $0.01 per share quarterly once fully implemented due to reductions in workforce, facility, lease and depreciation expenses. Cash payments associated with the fiscal year 2007 plan scheduled in the next 12 months, which have already been accrued for, are expected to be $26.5 million.

We continue to evaluate our operations and we may propose future restructuring actions as a result of changes in market conditions and footprint alignment with our customers’ production needs.

Interest Income — Continuing Operations

Interest income decreased $1.9 million to $10.2 million for the three months ended November 30, 2006 from $12.1 million in the corresponding period in fiscal 2006. The increase was primarily due to lower cash balances in the first quarter of fiscal 2007 when compared to the corresponding period in fiscal 2006.

Interest Expense — Continuing Operations

Interest expense increased $0.6 million to $7.3 million for the three months ended November 30, 2006 from $6.7 million in the corresponding period in fiscal 2006. The increase in the quarter ended November 30, 2006 when compared to the corresponding period in fiscal 2006, was primarily due to the Company’s increased balances resulting from increased use of local bank debt to finance certain activities.

Other (Expense) Income — net — Continuing Operations

Other (expense) income — net decreased $2.8 million to an expense of $0.9 million for the three months ended November 30, 2006 from an income of $1.9 million in the corresponding period in fiscal 2006. The fluctuation is primarily due to foreign currency gains and losses.

Income Taxes — Continuing Operations

Our income tax expense was $0.4 million for the three months ended November 30, 2006 as compared to $4.4 million for the three months ended November 30, 2005. We incurred net tax expense in certain countries in which we had profitable operations during the period ended November 30, 2006. Income tax expense for the three months ended November 30, 2006 includes the recognition of benefits of $4.2 million associated with a refund of taxes paid on the earnings by reinvesting the earnings of a foreign subsidiary.

The effective income tax rate is largely a function of the balance between income and losses from international and domestic operations. Our international operations, taken as a whole, have been subject to tax at a lower rate than operations in the United States, primarily due to tax holidays granted to certain of our overseas sites in Malaysia and Singapore and from benefits resulting from reinvesting the earnings of three of our international operations. The Malaysian tax holiday is effective through January 2012, and the Singapore tax holiday is effective through March 2011. Both tax holidays are subject to certain conditions, including maintaining levels of research and development expenditures, incremental fixed asset expenditures, or qualifying headcount. During the three months ended November 30, 2006, the Company included in its computation of its estimated annual effective income tax rate for fiscal 2007 a $1.9 million discrete benefit (included in the $4.2 million above) resulting from taxes paid on the earnings by reinvesting the earnings of one of the international operations. It is anticipated that the annual effective tax rate for the foreign subsidiaries will be favorably impacted in future periods as the Company intends to continue to apply for refunds of taxes paid on the reinvested earnings of the foreign subsidiaries.

Certain of our offshore operations are reporting taxable profits, mostly arising in low-cost locations. Accordingly, we are recognizing some tax expense related to those operations. We will not be able to offset this tax expense with unrecognized deferred tax assets, because, for the most part, those assets did not arise in the jurisdictions where we are realizing taxable profits.

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

Liquidity and Capital Resources

Cash

Cash, cash equivalents and short-term investments decreased to approximately $1.1 billion at November 30, 2006 from approximately $1.2 billion at August 31, 2006. The table below, for the periods indicated, provides selected condensed consolidated cash flow information (in millions):

	Three Months Ended November 30
	2006	2005

Net cash used in operating activities of continuing operations	$(8.3)	$(113.8)
Net cash used in operating activities of discontinued operations	(0.6)	(1.7)

Net cash used in operating activities	$(8.9)	$(115.5)
Net cash used in investing activities of continuing operations	$(16.9)	$(63.9)
Net cash provided by investing activities of discontinued operations	—	3.8

Net cash used in investing activities	$(16.9)	$(60.1)
Net cash used in financing activities of continuing operations	$(76.7)	$(182.2)
Net cash provided by (used in) financing activities of discontinued operations	0.6	(2.1)

Net cash used in financing activities	$(76.1)	$(184.3)

Net cash used in operating activities of continuing operations was $8.3 million during the three months ended November 30, 2006. The change in net cash used in operating activities was primarily due to an $83.1 million increase in inventories; a $71.5 million increase in accounts receivable and a $77.1 million increase in prepaid expenses and other assets. This was partially offset by net income of $6.0 million, non-cash depreciation and amortization charges of $42.0 million; an $82.2 million increase in accounts payable, an $86.0 million increase in accrued expenses and other liabilities, and $6.1 million in stock based compensation. The inventory increase was attributable to new program ramps and certain program launch delays.

Net cash used in investing activities of continuing operations of $16.9 million during the three months ended November 30, 2006 primarily consisted of $33.4 million in capital expenditures offset by cash provided from other activities including proceeds from sale of property and equipment and use of restricted cash to acquire three facilities previously under synthetic lease.

Net cash used in financing activities of continuing operations of $76.7 million during the three months ended November 30, 2006 primarily consisted of $10.0 million of share repurchases and $64.3 million of payments made to redeem the 7.97% Adjustable Conversion-Rate Equity Securities (ACES).

We currently anticipate that during the next twelve months our cash expenditures associated with restructuring plans are expected to be in the range of $60 to $70 million. In addition, during the next twelve months, we expect to implement Cisco Systems Lean initiative, at which time we will purchase additional inventory in the range of $200 to $300 million.

Debt

On August 28, 2006, Solectron entered into a $350 million Credit Agreement (“the Credit Agreement”) that amends and replaces a $500 million secured revolving facility. The Credit Agreement provides for a revolving, multicurrency, secured-credit facility, which may be used to borrow revolving loans or issue standby letters of credit, subject to a $100 million letter of credit sub-limit. The Company may request an increase in the credit facility of up to an additional $150 million, to provide for an aggregate commitment of up to $500 million. There are currently no revolving loans outstanding and approximately $0.7 million in letters of credit outstanding under the Credit Agreement. The revolving loans under the Credit Agreement bear interest, at the Company’s option, at either (i) the base rate, which is defined as a fluctuating rate per annum equal to the greater of (A) Bank of America N.A.’s prime rate, or (B) the average rate on overnight federal funds plus one-half of one percent, or (ii) a rate equal to (A) the London Inter-bank Offered Rate (LIBOR) plus (B) an applicable margin of ranging from 1.0% to 2.0%

based on Solectron’s non-credit-enhanced senior unsecured long-term debt ratings. The Credit Agreement matures on August 28, 2009 and may be prepaid at any time without penalty or premium at the option of the Company.

The obligations under the Credit Agreement are guaranteed by the Company’s existing and future material domestic subsidiaries, and such obligations, including the guarantees, are secured by: (i) the Company’s and its domestic subsidiaries’ accounts receivable, equipment and inventory, (ii) a pledge of the capital stock of the Company’s material domestic subsidiaries, (iii) a pledge of 65% of the capital stock of the Company’s material first-tier foreign subsidiaries, and (iv) a pledge of certain inter-company indebtedness among the Company and certain of its subsidiaries. In the event that the Company’s non-credit-enhanced senior unsecured long-term debt achieves a rating of BB/Ba3 (stable/stable) or BB-/Ba2 (stable/stable) or higher from Standard & Poor’s Ratings Services and Moody’s Investors Service, Inc., respectively, the liens on the collateral described in clause (i) above will be released. Solectron is subject to compliance with certain financial covenants set forth in this facility including, but not limited to, capital expenditures, cash interest coverage ratio and leverage ratio. Solectron was in compliance with all applicable covenants as of November 30, 2006.

In addition, we had no committed foreign lines of credit and $23.2 million in uncommitted foreign lines of credit and other bank facilities as of November 30, 2006. A committed line of credit obligates a lender to loan us amounts under the credit facility as long as we adhere to the terms of the credit agreement. An uncommitted line of credit is extended to us at the sole discretion of a lender. The interest rates range from the bank’s prime lending rate to the bank’s prime rate plus 1.0%. As of November 30, 2006, we had no borrowings under uncommitted foreign lines of credit and $2.1 million of guaranteed amounts under uncommitted foreign lines of credit.

$64.3 million aggregate principal amount of our 7.97% ACES debentures was due November 15, 2006 and repaid per the terms of the indenture.

Synthetic Leases

On November 1, 2006, Solectron exercised its purchase option granted under synthetic lease agreements and terminated those agreements relating to three manufacturing sites in continuing operations. The synthetic leases had expiration dates in September 2007. At the end of the lease terms, Solectron had an option, subject to certain conditions, to purchase or to cause a third party to purchase the sites subject to the synthetic leases for the “Termination Value,” which approximates the lessor’s original cost for each site, or may market the property to a third party at a different price. Solectron had provided loans to the lessor equaling approximately 85% of the Termination Value for each synthetic lease. These loans were repayable solely from the sale of the sites to third parties in the future, were subordinated to the amounts payable to the lessor at the end of the synthetic leases, and may have been credited against the Termination Values payable if Solectron purchased the sites. The approximate aggregate Termination Values and loan amounts were $87.7 million and $74.5 million, respectively, as of August 31, 2006. Solectron purchased the three sites for the Termination Value of $87.7 million and funded the transaction by offsetting the carrying value of the synthetic lease loans of $74.5 million against a portion of the purchase price and paid the remaining balance of $13.2 million from restricted cash.

Restricted Cash

During the first quarter of fiscal 2006, Solectron elected to put in place a line of credit for the issuance of standby letters of credit. The letters of credit are principally related to self-insurance for workers compensation liability coverage. These standby letters of credit were previously issued under Solectron’s revolving credit facility. Solectron opted to post cash collateral totaling 105% of the standby letter of credit balances in order to reduce annual issuance commissions of the standby letters of credit. Total cash collateral of $16.7 million at November 30, 2006, is classified as restricted cash and cash equivalents in the condensed consolidated balance sheets.

Off-Balance Sheet Arrangements and Contractual Obligations

Our off-balance sheet arrangements consist of operating leases, our foreign exchange contracts (described in the “We are exposed to fluctuations in foreign currency exchange rates and interest rate fluctuations” Risk Factor), and certain indemnification provisions related to our seven divestitures (described in the “Discontinued Operations” section below).

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

The following is a summary of certain contractual obligations and commitments as of November 30, 2006 for continuing operations:

	Payments Due by Period
		Short-	Q2 ’08-
	Total	Term	Q4 ’08	FY09	FY10	FY11	FY12	Thereafter
	(In millions)

Debt	$641.9	$23.1	$0.9	$0.6	$9.1	$451.1	$—	$157.1
Interest Expense on Long-Term Debt	95.9	15.1	14.7	14.5	14.5	13.1	12.0	12.0
Capital Lease	2.1	0.3	1.2	0.6	—	—	—	—
Operating lease	152.3	36.4	23.9	25.0	21.1	13.1	11.8	21.0
Operating leases for restructured facilities and equipment	20.7	11.8	2.9	2.0	1.5	1.4	0.6	0.5
Purchase obligations(1)	133.3	132.6	—	—	0.7	—	—	—

	$1,046.2	$219.3	$43.6	$42.7	$46.9	$478.7	$24.4	$190.6

(1)	We have various purchase commitments for materials, supplies and services incurred during the normal course of business.

Other long-term liabilities of $37.4 million disclosed on the condensed consolidated balance sheet includes deferred tax liabilities related to timing differences and non-US pension liabilities, which due to their nature are not projected.

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

The collective results from all discontinued operations for all periods presented were as follows (in millions):

	Three Months Ended November 30
	2006	2005

Net sales	$—	$—
Cost of sales	—	—

Gross profit	—	—
Operating expense (income) — net	0.6	(1.7)

Operating (loss) income	(0.6)	1.7
Other income — net	—	2.1

(Loss) income before income taxes	(0.6)	3.8
Income tax expense	—	—

(Loss) income from discontinued operations, net of tax	$(0.6)	$3.8

During the first quarter of fiscal 2007, Solectron recorded $0.6 million of costs to discontinued operations representing expenses resulting from a sales tax assessment and facility carrying costs.

During the first quarter of fiscal 2006, Solectron recorded a $2.1 million gain on sale of assets of discontinued operations having no remaining book value and $1.7 million associated with the favorable resolution of certain contingencies.

The sale agreements for all the divestitures contain certain indemnification provisions pursuant to which Solectron may be required to indemnify the buyer of the divested business for liabilities, losses, or expenses arising out of breaches of covenants and certain breaches of representations and warranties relating to the condition of the business prior to and at the time of sale. In aggregate, Solectron is contingently liable for up to $94.8 million for a period of 12 to 24 months subsequent to the completion of the sale. As of November 30, 2006, most of these indemnification provisions have expired, and there were no significant liabilities recorded under these indemnification obligations. Additionally, Solectron may be required to indemnify a buyer for environmental remediation costs for a period up to 10 years and not to exceed $13 million. Solectron maintains an insurance policy to cover environmental remediation liabilities in excess of reserves previously established upon the acquisition of these properties. Solectron did not record any environmental charges upon disposition of these properties.

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

Changes in internal control over financial reporting.  There were no changes in Solectron’s internal control over financial reporting during the first quarter of fiscal 2007 or in other factors that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Most of our annual net sales come from a small number of our customers. Our ten largest customers accounted for approximately 64.1% and 61.9% of net sales from continuing operations in the first quarter of fiscal 2007 and 2006, respectively. During the first quarter of fiscal 2007, one of these customers individually accounted for more than ten percent of our net sales. Any material delay, cancellation or reduction of orders from these or other major customers could cause our sales to decline significantly, and we may not be able to reduce the accompanying expenses at the same time. We cannot guarantee that we will be able to retain any of our largest customers or any other accounts, or that we will be able to realize the expected revenues under existing or anticipated supply agreements with these customers. Our earnings per share, cash flow and results of operations will continue to depend significantly on our ability to obtain orders from new customers, retain existing customers, realize expected revenues under existing and anticipated agreements, as well as on the consolidated financial condition and success of our customers and their customers.

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

Approximately 69.2% and 67.6% of our net sales from continuing operations are the result of services and products manufactured in countries outside the United States during the first quarter of fiscal 2007 and 2006, respectively. As a result of our foreign sales and facilities, our operations are subject to a variety of risks and costs that are unique to international operations, including the following:

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

Possible fluctuation of operating results from quarter to quarter and factors out of our control could affect the market price of our securities.

Our quarterly earnings or stock price may fluctuate in the future due to a number of factors including the following:

•	differences in the profitability of the types of manufacturing services we provide. For example, high velocity and low complexity printed circuit boards and systems assembly services have typically lower gross profit than low volume/complex printed circuit boards and systems assembly services;

•	our ability to maximize the hours of use of our equipment and facilities is dependent on the duration of the production run time for each job and customer;

•	the amount of automation that we can use in the manufacturing process for cost reduction varies, depending upon the complexity of the product being made;

•	our customers’ demand for our products and their ability to take delivery of our products and to make timely payments for delivered products;

•	our ability to optimize the ordering of inventory as to timing and amount to avoid holding inventory in excess of immediate production needs;

•	our ability to offer technologically advanced, cost-effective, quick response manufacturing services;

•	our ability to drive down manufacturing costs in accordance with customer and market requirements, which is dependent upon our ability to apply Lean Six Sigma operating principles;

•	fluctuations in the availability and pricing of components;

•	timing of expenditures in anticipation of increased sales;

•	cyclicality in our target markets;

•	fluctuations in our market share;

•	fluctuations in currency exchange rates;

•	expenses and disruptions associated with acquisitions and divestitures;

•	announcements of operating results and business conditions by our customers;

•	announcements by our competitors relating to new customers, technological innovation or new services;

•	economic developments in the electronics industry as a whole;

•	credit rating and stock analyst downgrades;

•	our ability to successfully implement changes to our enterprise resource planning systems;

•	political and economic developments in countries in which we have operations; and

•	general market conditions.

If our operating results in the future are below the expectations of securities analysts and investors, the market price of our outstanding securities could be harmed.

If we incur more restructuring-related charges than currently anticipated, our consolidated financial condition and results of operations may suffer.

We incurred approximately $34.6 million of restructuring and impairment costs relating to continuing operations in the first quarter of fiscal 2007 and approximately $0.9 million during the first quarter of fiscal 2006, and we anticipate incurring approximately $50 to $60 million of restructuring and impairment costs in total under the Fiscal 2007 Restructuring Plan during the next twelve months. If our estimates about previous and currently contemplated restructuring charges prove to be incorrect, our consolidated financial condition and results of operations may suffer. While we believe our capacity is appropriate for current revenue levels, we continue to evaluate our cost structure relative to future financial results and customer demand. If our estimates about future financial results and customer demand prove to be incorrect, our consolidated financial condition and consolidated results of operations may suffer.

Failure to attract and retain key personnel and skilled associates could hurt our operations.

Our continued success depends to a large extent upon the efforts and abilities of key managerial and technical associates. Losing the services of key personnel could harm us. Our business also depends upon our ability to continue to attract and retain key executives, senior managers and skilled associates. Our failure to attract and retain key personnel and a high rate of turnover could harm our business. The difficult business environment associated with the EMS industry in general and the results generated by the Company in particular have made it increasingly difficult to attract and retain key personnel at compensation levels proportionate to the return provided to the Company’s shareholders. This risk is particularly high as we compete for talent from a broad range of industries. There is no guarantee that the Company will be able to attract and retain the necessary personnel in the future in a manner that does not impact the Company’s profitability.

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

Our ability to manage and integrate future acquisitions will require successful integration of such acquisitions into our manufacturing and logistics infrastructure, and may require enhancements or upgrades of accounting and other internal management systems and the implementation of a variety of procedures and controls. We cannot guarantee that significant problems in these areas will not occur. Any failure to enhance or expand these systems and implement such procedures and controls in an efficient manner and at a pace consistent with our business activities could harm our consolidated financial condition and results of operations. In addition, we may experience inefficiencies from the management of geographically dispersed facilities and incur substantial infrastructure and working capital costs. We incurred approximately $34.6 million of restructuring and impairment costs relating to continuing operations in the first quarter of fiscal 2007 and approximately $0.9 million in the corresponding period of fiscal 2006. See also the Risk Factor entitled “If we incur more restructuring-related charges than currently anticipated, our consolidated financial condition and results of operations may suffer.”

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

As of November 30, 2006, we had outstanding foreign exchange forward contracts with a total notional amount of approximately $388 million related to continuing operations. The change in value of the foreign exchange forward contracts resulting from a hypothetical 10% change in foreign exchange rates would be offset by the remeasurement of the related balance sheet items, the result of which would not be significant.

The primary objective of our investment activities is to preserve principal, while at the same time maximize yields without significantly increasing risk. To achieve this objective, we maintain our portfolio of cash equivalents in a variety of securities, including government and corporate obligations, certificates of deposit and money market funds. As of November 30, 2006, substantially our entire portfolio was scheduled to mature in less than three months. A hypothetical 10% change in interest rates would not have a material effect on the fair value of our investment portfolios.

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

Our senior unsecured debt was recently rated as “BB−” with a stable outlook by Standard and Poors and as “B3” with a positive outlook by Moody’s. These credit ratings are subject to change at the discretion of the rating agencies. If our credit ratings were downgraded, it would increase our cost of capital should we borrow under our revolving lines of credit, and it may make it more expensive for us to raise additional capital in the future. Such capital raising may be on terms that may not be acceptable to us or otherwise not available. Any future adverse rating agency actions with respect to our ratings could have an adverse effect on the market price of our securities, our ability to compete for new business, our cost of capital, and our ability to access capital markets.

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

Item 1b.	Unresolved Staff Comments

None.

Item 2.	Purchase of Equity Securities

On November 1, 2005, Solectron’s Board of Directors approved a stock repurchase program whereby the Company was authorized to repurchase up to $250 million of the Company’s common stock pursuant to a 10b5-1 trading plan. Solectron commenced this $250 million repurchase program at the end of the quarter ended February 28, 2006. During the first quarter of fiscal 2007, Solectron repurchased and retired 3.0 million shares of its common stock at an average price of $3.28 for approximately $10.0 million. In October 2006, the Board of Directors approved a twelve month extension to the stock repurchase program. As of November 30, 2006, Solectron had repurchased and retired a total of 17.8 million shares under the repurchase program for approximately $61.6 million.

The following table summarizes the Company’s monthly repurchases of its common stock during the quarter ended November 30, 2006 (in millions, except per share price):

			Total Number of Shares	Approximate Dollar Value of
			Purchased as Part of	Shares that May Yet be
	Total Number of	Average Price	Publicly Announced	Purchased Under the Plans or
Period	Shares Purchased	Paid per share	Plans or Programs	Programs

September 2006	2.3	$3.29	17.1	$190.8
October 2006	0.7	$3.26	17.8	$188.4
November 2006	0	$0.00	0	$0.0

Item 6.	Exhibits

INDEX TO EXHIBITS

Exhibit
No		Exhibit Description

3	.1*	Certificate of Incorporation of the Registrant, as amended
3	.2**	Amended and Restated Bylaws of the Registrant
10.1		Amendment to Restricted Stock Agreement dated October 11, 2006 by and between Registrant and Michael Cannon
31.1		Certification of Chief Executive Officer Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002
31.2		Certification of Chief Financial Officer Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002
32.1		Certification of Chief Executive Officer Pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2		Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference from Exhibit 3.1 filed with Registrant’s Form 10-Q for the quarter ended February 28, 2001, Exhibit 3.1 filed with Registrant’s Form 10-Q for the quarter ended February 25, 2000, and Exhibit 3.1 filed with Registrant’s Form 10-Q for the quarter ended February 26, 1999.

**	Incorporated by reference from Exhibit 3.2 filed with Registrant’s Form 10-Q for the quarter ended November 28, 2003.

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
Warren J. Ligan
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)

Date: December 29, 2006

INDEX TO EXHIBITS

Exhibit
No		Exhibit Description

3	.1*	Certificate of Incorporation of the Registrant, as amended
3	.2**	Amended and Restated Bylaws of the Registrant
10.1		Amendment to Restricted Stock Agreement dated October 11, 2006 by and between Registrant and Michael Cannon
31.1		Certification of Chief Executive Officer Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002
31.2		Certification of Chief Financial Officer Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002
32.1		Certification of Chief Executive Officer Pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2		Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference from Exhibit 3.1 filed with Registrant’s Form 10-Q for the quarter ended February 28, 2001, Exhibit 3.1 filed with Registrant’s Form 10-Q for the quarter ended February 25, 2000, and Exhibit 3.1 filed with Registrant’s Form 10-Q for the quarter ended February 26, 1999.

**	Incorporated by reference from Exhibit 3.2 filed with Registrant’s Form 10-Q for the quarter ended November 28, 2003.