Form 10-Q
period 2007-03-02
SOLECTRON CORP
filed 2007-04-11
CIK 835541

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 2, 2007
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

At April 4, 2007, 909,213,309 shares of Common Stock of the Registrant were outstanding (including approximately 17,480,465 million shares of Solectron Global Services Canada, Inc., which are exchangeable on a one-to-one basis for the Registrant’s common stock)

SOLECTRON CORPORATION

Cautionary Statement Regarding Forward-Looking Statements

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

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

SOLECTRON CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 2,	August 25,
	2007	2006
	(In millions)
	(Unaudited)

ASSETS
Current assets:
Cash, cash equivalents and short-term investments*	$1,085.6	$1,180.5
Accounts receivable, net	1,390.6	1,429.3
Inventories	1,799.5	1,516.1
Prepaid expenses and other current assets	343.4	225.8

Total current assets	4,619.1	4,351.7
Property and equipment, net	741.4	673.4
Goodwill	155.9	155.2
Other assets	124.8	193.3

Total assets	$5,641.2	$5,373.6

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$25.1	$89.5
Accounts payable	1,891.0	1,616.7
Accrued employee compensation	145.5	170.4
Accrued expenses and other current liabilities	478.7	427.6

Total current liabilities	2,540.3	2,304.2
Long-term debt	616.0	619.4
Other long-term liabilities	36.7	36.3

Total liabilities	3,193.0	2,959.9

Commitments and contingencies
Stockholders’ equity:
Common stock	0.9	1.0
Additional paid-in capital	7,593.4	7,585.2
Accumulated deficit	(5,052.0)	(5,073.3)
Accumulated other comprehensive loss	(94.1)	(99.2)

Total stockholders’ equity	2,448.2	2,413.7

Total liabilities and stockholders’ equity	$5,641.2	$5,373.6

*	Includes $16.8 million and $31.6 million of restricted cash balances as of March 2, 2007 and August 25, 2006, respectively, and $0 million and $22.9 million of short-term investments as of March 2, 2007 and August 25, 2006, respectively.

See accompanying notes to unaudited condensed consolidated financial statements.

SOLECTRON CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	March 2,	February 24,	March 2,	February 24,
	2007	2006	2007	2006
	(In millions, except		(In millions, except
	per share data)		per share data)
	(Unaudited)		(Unaudited)

Net sales	$2,901.9	$2,499.6	$5,901.0	$4,956.0
Cost of sales	2,749.1	2,370.6	5,598.8	4,701.4

Gross profit	152.8	129.0	302.2	254.6
Operating expenses:
Selling, general and administrative	116.7	104.3	226.5	211.7
Restructuring and impairment costs	16.5	5.6	51.1	6.5

Operating income	19.6	19.1	24.6	36.4
Interest income	7.4	12.3	17.6	24.4
Interest expense	(5.1)	(6.9)	(12.4)	(13.6)
Other expense — net	(1.9)	(1.9)	(2.8)	—

Operating income from continuing operations before income taxes	20.0	22.6	27.0	47.2
Income tax expense	4.4	5.5	4.8	9.9

Income from continuing operations	15.6	17.1	22.2	37.3
Discontinued operations:
(Loss) income from discontinued operations before income taxes, income taxes of $0	(0.3)	13.3	(0.9)	17.1

(Loss) income from discontinued operations	(0.3)	13.3	(0.9)	17.1

Net income	$15.3	$30.4	$21.3	$54.4

Basic net income per share:
Continuing operations	$0.02	$0.02	$0.02	$0.04
Discontinued operations	—	0.01	—	0.02

Basic net income per share	$0.02	$0.03	$0.02	$0.06

Diluted net income per share:
Continuing operations	$0.02	$0.02	$0.02	$0.04
Discontinued operations	—	0.01	—	0.02

Diluted net income per share	$0.02	$0.03	$0.02	$0.06

Shares used to compute basic net income per share	896.0	908.8	895.3	917.3
Shares used to compute diluted net income per share	899.4	909.7	898.0	918.1

See accompanying notes to unaudited condensed consolidated financial statements.

SOLECTRON CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended		Six Months Ended
	March 2,	February 24,	March 2,	February 24,
	2007	2006	2007	2006
	(In millions)
	(Unaudited)

Net income	$15.3	$30.4	$21.3	$54.4
Net loss on derivative instruments	(0.1)	—	(0.1)	—
Other comprehensive income:
Foreign currency translation adjustments, net	3.9	8.6	5.1	9.0

Comprehensive income	$19.1	$39.0	$26.3	$63.4

Accumulated unrealized foreign currency translation losses were $84.0 million at March 2, 2007 and $89.1 million at August 25, 2006. Foreign currency translation adjustments consist of adjustments to consolidate subsidiaries that use the local currency as their functional currency and gains and losses related to intercompany dollar-denominated debt that is not expected to be repaid in the foreseeable future.

See accompanying notes to unaudited condensed consolidated financial statements.

SOLECTRON CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	March 2,	February 24,
	2007	2006
	(In millions)
	(Unaudited)

Cash flows from operating activities:
Net income	$21.3	$54.4
Adjustments to reconcile net income to net cash used in operating activities:
Income (loss) from discontinued operations	0.9	(17.1)
Depreciation and amortization	83.4	87.5
Impairment of property, equipment, goodwill and other long-term assets	3.8	10.3
Stock-based compensation	13.8	10.2
Changes in operating assets and liabilities:
Accounts receivable, net of allowance	38.7	4.5
Inventories	(283.4)	(237.4)
Prepaid expenses and other assets	(121.4)	(27.4)
Accounts payable	274.3	59.0
Accrued expenses and other current liabilities	36.6	(14.0)

Net cash provided by (used) in operating activities of continuing operations	68.0	(70.0)
Net cash used in operating activities of discontinued operations	(2.5)	(8.2)

Net cash provided by (used in) operating activities	65.5	(78.2)

Cash flows from investing activities:
Change in restricted cash and cash equivalents	14.8	(18.0)
Sale of “available for sale” securities	22.9	11.3
Purchase of facilities previously under synthetic lease	(13.2)	—
Acquisitions, net of cash received	(12.9)	—
Capital expenditures	(83.4)	(109.7)
Proceeds from sale of property and equipment	19.1	4.4
Receipts from discontinued operations	—	8.9

Net cash used in investing activities of continuing operations	(52.7)	(103.1)
Net cash provided by investing activities of discontinued operations	—	17.1

Net cash used in investing activities	(52.7)	(86.0)

Cash flows from financing activities of continuing operations:
Net repayment on bank lines of credit and other debt arrangements	(3.7)	(1.2)
Proceeds from issuance of debt	—	147.4
Payments made to redeem ACES/Senior Notes	(64.3)	—
Common stock repurchase	(10.0)	(180.4)
Proceeds from stock issued under option and employee purchase plans	4.5	5.1

Net cash used in financing activities of continuing operations	(73.5)	(29.1)
Net cash provided by (used in) financing activities of discontinued operations	2.5	(8.9)

Net cash used in financing activities	(71.0)	(38.0)

Effect of exchange rate changes on cash and cash equivalents	1.0	—

Net decrease in cash and cash equivalents	(57.2)	(202.2)
Cash and cash equivalents of continuing operations at beginning of period	1,126.0	1,682.8
Cash and cash equivalents of discontinued operations at beginning of period	—	—

Total cash and cash equivalents at beginning of period	1,126.0	1,682.8

Cash and cash equivalents of continuing operations at end of period	1,068.8	1,480.6
Cash and cash equivalents of discontinued operations at end of period	—	—

Total cash and cash equivalents at end of period	$1,068.8	$1,480.6

SUPPLEMENTAL DISCLOSURES
Non-cash investing activities:
Purchase price of facilities previously under synthetic lease	$81.1
Cancellation of receivable as payment for facilities	$(74.5)

See accompanying notes to unaudited condensed consolidated financial statements.

SOLECTRON CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
(Unaudited)

NOTE 1 — Basis of Presentation and Recent Accounting Pronouncements

Basis of Presentation

The accompanying financial data as of March 2, 2007 and for the three and six months ended March 2, 2007 and February 24, 2006 has been prepared by the management of Solectron, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The August 25, 2006 condensed consolidated balance sheet was derived from audited consolidated financial statements, but does not include all disclosures required by generally accepted accounting principles. However, the management of Solectron believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in Solectron’s Annual Report on Form 10-K for the fiscal year ended August 25, 2006.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair consolidated statement of financial position as of March 2, 2007, the results of operations and comprehensive income for the three and six months ended March 2, 2007 and February 24, 2006 and cash flows for the six months ended March 2, 2007 and February 24, 2006 have been made. The consolidated results of operations for the three and six months ended March 2, 2007 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

Solectron uses a 52- to 53-week fiscal year ending on the last Friday in August. The Company’s second quarters of fiscal 2007 and 2006 ended on March 2, 2007 and February 24, 2006 and contained 14 weeks and 13 weeks, respectively. The additional week is reflected in both the three months and six months results presented for the fiscal periods ended March 2, 2007. It is not possible to quantify the impact of this additional week on the fiscal periods ended March 2, 2007. In past filings, for clarity of presentation, Solectron’s second quarter of fiscal 2006 was presented as having ended on February 28, 2006 rather than the actual close date of February 24, 2006. In these condensed consolidated financial statements, the second quarter of fiscal 2006 is presented as having ended on the actual close date of February 24, 2006.

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

Research and Development Expenses

Selling, general and administrative expense includes $6.1 million and $13.0 million of research and development expenses for the three and six months ended March 2, 2007, respectively and $7.8 million and $15.7 million for the three and six months ended February 24, 2006, respectively.

Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation 48, “Accounting for Income Tax Uncertainties” (“FIN 48”). FIN 48 defines the threshold for recognizing the benefits of uncertain tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority. The recently issued literature also provides guidance on the derecognition, measurement and classification of income tax uncertainties, along with any related interest and penalties. FIN 48 also includes guidance concerning accounting for income tax uncertainties in interim periods and increases the level of disclosures associated with any recorded income tax uncertainties. FIN 48 is effective for fiscal years beginning after December 15, 2006. Any differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption will be accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings. The Company is currently in the process of determining the impact, if any, of adopting the provisions of FIN 48 on its financial position, results of operations and cash flows.

In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 108, (“SAB 108”). The interpretations in SAB 108 are being issued to address diversity in practice in quantifying financial statement misstatements and the potential under current practice for the build up of improper amounts on the balance sheet. SAB 108 is effective for the first fiscal year ending after November 15, 2006 and must be adopted by the fourth quarter of such fiscal year. Solectron has not yet completed its analysis; however, the company currently estimates that the expected net reduction to opening retained earnings will be approximately $13.7 million as a result of adopting SAB 108. The Company is continuing to evaluate the impact of adopting SAB 108 and, as a result, the actual reduction to the opening retained earnings balance could be different than the $13.7 million estimate.

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

In June 2006, the EITF reached a consensus on EITF Issue No. 06-03, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)” (“EITF 06-03”). EITF 06-03 provides that the presentation of taxes assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer on either a gross basis (included in revenues and costs) or on a net basis (excluded from revenues) is an accounting policy decision that should be disclosed. The provisions of EITF 06-03 will be effective for Solectron in the first interim reporting period beginning after December 15, 2006. The Company is currently evaluating the impact of adopting EITF 06-03 on the consolidated financial statements.

Reclassifications

Certain amounts from prior periods have been reclassified to conform to the current period presentation.

NOTE 2 — Stock-Based Compensation

Effective September 1, 2005, Solectron began recording compensation expense associated with stock options and other forms of equity compensation in accordance with Statement of Financial Accounting Standards No. 123R, “Share-Based Payment,” (“SFAS 123R”) as interpreted by SEC Staff Accounting Bulletin No. 107. Solectron adopted the modified prospective transition method provided under SFAS 123R, and consequently has not retroactively adjusted results from prior periods. Under this transition method, compensation cost associated with stock options now includes 1) quarterly amortization related to the remaining unvested portion of all stock option awards granted prior to September 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123; and 2) quarterly amortization related to all stock option awards granted subsequent to September 1, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. In addition, Solectron records expense over the offering period and the vesting term, respectively, in connection with 1) shares issued under its employee stock purchase plan and 2) discounted stock options. The compensation expense for stock based compensation awards includes an estimate for forfeitures and is recognized over the expected term of the options using the straight-line method. Under SFAS 123R, benefits of tax deductions in excess of recognized compensation costs are to be recorded as a financing cash inflow rather than as a reduction of taxes paid. For the three and six months ended March 2, 2007, no excess tax benefits were generated from option exercises. The Company evaluated the need to record a cumulative effect adjustment for estimated forfeitures upon the adoption of SFAS 123R and determined the amount to be immaterial. The Company has recorded no amount for excess tax benefits in additional paid-in capital since the adoption of SFAS 123R. To determine excess tax benefit, the Company used the alternative transition method (short-cut method) as set forth in the FASB Staff Position No. FAS 123R-3 “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards.”

Total stock compensation expense for the three months ended March 2, 2007 of $7.7 million was included in cost of sales and selling, general and administrative expense in the amounts of $1.2 million and $6.5 million, respectively. Total stock compensation expense for the six months ended March 2, 2007 of $13.8 million was included in cost of sales and selling, general and administrative expense in the amounts of $2.5 million and $11.3 million, respectively. Total stock compensation expense for the three months ended February 24, 2006, of $5.4 million was included in cost of sales and selling, general and administrative expense in the amounts of $1.8 million and $3.6 million, respectively and for the six months ended February 24, 2006, stock compensation expense of $10.2 million was included in cost of sales and selling, general and administrative expense in the amounts of $3.6 million and $6.6 million, respectively. There is no tax benefit recorded for this expense due to valuation allowance in the jurisdictions for which these options are deductible for tax purposes.

Stock Options

Solectron’s stock option plans provide for grants of options to employees to purchase common stock at the fair market value of such shares on the grant date. The options vest monthly over a four-year period beginning on the grant date. The term of the options is seven years for options granted between January 12, 1994 and September 20, 2001, and ten years for options granted thereafter. Options assumed under past acquisitions generally vest over periods ranging from immediately to five years from the original grant date and have terms ranging from two to ten years. Solectron’s 2002 Stock Plan, as amended, also provides for grants of discounted stock options at a price below the market value on the day of the stock option grant and are deemed exercised on the date of grant.

The fair value of each option award is estimated on the date of grant using the Black-Scholes valuation model and the assumptions noted in the following table. The expected life of options is based on observed historical exercise patterns. For the three and six months ended March 2, 2007 and February 24, 2006 respectively, the expected volatility of stock options is based upon equal weightings of the historical volatility of Solectron stock and, for fiscal periods in which there is sufficient trading volume in options on Solectron’s stock, the implied volatility of traded options on Solectron stock having a life of more than six months. The expected volatility of Employee Share Purchase Plan shares is based on the implied volatility of traded options on the Company’s stock in periods in which there is sufficient trading volume in those options. Otherwise, historical volatility is utilized. The risk-free interest rate is based on the implied yield on a U.S. Treasury zero-coupon issue with a remaining term equal to the expected term of the option. The dividend yield reflects that Solectron has not paid any cash dividends since inception and does not intend to pay any cash dividends in the foreseeable future.

	Three Months Ended		Six Months Ended
	March 2,	February 24,	March 2,	February 24,
Stock Options	2007	2006	2007	2006

Expected volatility	58%	59%	58%	52% — 59%
Dividends Yield	zero	zero	zero	zero
Expected life	5.15 years	4.32 years	4.43 years to 5.15 years	4.32 years to 4.91 years
Risk-free rate	4.53%	4.35%	4.53% to 4.57%	4.26% to 4.35%

	Three Months Ended		Six Months Ended
	March 2,	February 24,	March 2,	February 24,
Employee Stock Purchase Plan	2007	2006	2007	2006

Weighted-average volatility	30% — 58%	30%	30% — 58%	30% — 44%
Dividends Yield	zero	zero	zero	zero
Expected life	6 months	6 months	6 months	6 months
Risk-free rate	4.95%	4.43%	4.95%	3.94% — 4.43%

The Company has recorded $3.4 million and $5.9 million of compensation expenses relative to stock options (other than discounted stock options) for the three and six months ended March 2, 2007, respectively, in accordance with SFAS 123R. As of March 2, 2007, there was $24.7 million of total unrecognized compensation costs related to stock options. These costs are expected to be recognized over a weighted-average period of 1.5 years. A summary of stock option activity under the plans for the six months ended March 2, 2007 is presented as follows:

	Stock	Weighted
	Option	Average
	Awards	Exercise
	Outstanding	Price

Balance, August 25, 2006	45,012,363	$9.09
Granted	718,233	$3.21
Exercised	13,700	$2.09
Forfeited	334,327	$3.80
Cancelled	1,902,567	$28.73

Balance, November 24, 2006	43,480,002	$8.17

Exercisable at November 24, 2006	35,139,930	$9.22

Balance, November 24, 2006	43,480,002	$8.17
Granted	7,389,068	$3.49
Exercised	7,740	$2.35
Forfeited	429,754	$3.97
Cancelled	1,295,618	$10.80

Balance, March 2, 2007	49,135,958	$7.44

Exercisable at March 2, 2007	35,501,315	$8.91

The weighted-average fair value of stock options granted during the three and six months ended March 2, 2007 was $1.92 and $1.90, respectively. The total intrinsic value of stock options exercised during the three and six months ended March 2, 2007 was not material.

At March 2, 2007, an aggregate of 51.1 million shares were authorized for future issuance under our stock plans, which cover stock options, Employee Stock Purchase Plans and Discounted Stock Options. A total of 43.3 million shares of common stock were available for grant under Solectron’s stock option plans as of March 2, 2007. Awards that expire or are cancelled without delivery of shares generally become available for issuance under the plans.

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

Employee Stock Purchase Plan

Under Solectron’s Employee Stock Purchase Plan, employees meeting specific employment qualifications are eligible to participate and can purchase shares semi-annually through payroll deductions at the lower of 85% of the fair market value of the stock at the commencement or end of the offering period. The Employee Stock Purchase Plan permits eligible employees to purchase common stock through payroll deductions for up to 10% of qualified compensation, with an annual maximum of $25,000 in retail value. Solectron has treated the Employee Stock Purchase Plan as a compensatory plan. The Company has recorded compensation expense relative to the Employee Stock Purchase Plan in the three and six months ended March 2, 2007 of $2.4 million and $2.7 million, respectively and $1.0 million and $1.7 million for the three and six months ended February 24, 2006.

Restricted Stock Awards and Discounted Stock Options

During fiscal 2005 and 2004, Solectron issued discounted stock options under its 2002 Stock Plan of 1.5 million and 0.7 million shares, respectively, to certain eligible executives and employees at a price below the market value of the Company’s Stock on the day of the stock option grant. During the fiscal year ended August 25, 2006, an additional 7.0 million discounted options were granted to certain eligible employees and during the first quarter of fiscal year 2007, an additional 1.2 million discounted options were granted to certain eligible employees. During the second quarter of fiscal 2007, under Solectron’s 2002 Stock Plan, an additional 4.0 million discounted options were granted to certain eligible employees and an additional 1.8 million discounted options were granted to certain executive officers. Compensation expense under the fair value method for the three and six months ended March 2, 2007, is being amortized over the vesting period and was $1.9 million and $5.2 million, respectively and for the three and six months ended February 24, 2006 was $1.5 million and $2.3 million, respectively. For compensation expense purposes, the intrinsic value of restricted stock awards and discounted stock options equals the fair market value of these awards on the date of grant.

The weighted-average fair value of the discounted stock options granted in the three and six months ended March 2, 2007 was $3.48 per share and $3.34 per share, respectively and for the three and six months ended February 24, 2006 was $3.73 and $3.79, respectively. At March 2, 2007, unrecognized costs related to restricted stock awards and discounted stock options totaled approximately $34.5 million and is expected to be recognized over a weighted-average period of 3.0 years. The total fair value of restricted stock and discounted stock options vested was zero during the three and six months ended March 2, 2007 and February 24, 2006, respectively.

NOTE 3 — Stock Repurchase

On November 1, 2005, Solectron’s Board of Directors approved a stock repurchase program whereby the Company was authorized to repurchase up to $250 million of the Company’s common stock pursuant to a 10b5-1 trading plan. Solectron commenced this $250 million repurchase program at the end of the quarter ended February 24, 2006. During the first quarter of fiscal 2007, Solectron repurchased and retired 3.0 million shares of its common stock at an average price of $3.28 for approximately $10.0 million. In October 2006, the Board of Directors approved a twelve-month extension to the stock repurchase program. As of March 2, 2007, Solectron had repurchased and retired a total of 17.8 million shares under the repurchase program for approximately $61.6 million. During the second quarter of fiscal 2007, Solectron made no repurchases under the plan.

NOTE 4 — Inventories

Inventories related to continuing operations as of March 2, 2007 and August 25, 2006, consisted of the following (in millions):

	March 2,	August 25,
	2007	2006

Raw materials	$1,141.3	$1,127.0
Work-in-process	175.1	202.2
Finished goods	483.1	186.9

Total	$1,799.5	$1,516.1

On March 9, 2007, Solectron launched the Cisco Systems Lean Initiative. This initiative required us to purchase PCBA boards that were previously sold to Cisco Systems. As a result, the Company had a net reduction of revenue of $240.7 million and an increase to inventories of $260.3 million for the second quarter of fiscal 2007. Under the Cisco Systems Lean Initiative, Solectron will recognize revenue upon shipment of completed systems and boxes; however, under the Company’s previous arrangement with Cisco Systems, the Company recognized revenue on PCBA boards upon transfer of risk of loss, which was prior to the integration of PCBA boards into completed systems and boxes.

NOTE 5 — Accounts Receivable, Net

Accounts receivable, net related to continuing operations as of March 2, 2007 and August 25, 2006 consisted of the following (in millions):

	March 2,	August 25,
	2007	2006

Accounts receivable	$1,397.6	$1,443.8
Less: Allowance for doubtful accounts	7.0	14.5

Accounts receivable, net	$1,390.6	$1,429.3

NOTE 6 — Property and Equipment, Net

Property and equipment, net related to continuing operations as of March 2, 2007 and August 25, 2006, consisted of the following (in millions):

	March 2,	August 25,
	2007	2006

Land	$61.8	$43.5
Buildings and improvements	412.3	367.1
Leasehold improvements	86.0	100.8
Furniture, fixtures, equipment and other	1,073.2	1,040.0
Computer equipment and software	347.3	338.3

	1,980.6	1,889.7
Less: Accumulated depreciation and amortization	1,239.2	1,216.3

Property and equipment, net	$741.4	$673.4

NOTE 7 — Debt

8.00% Senior Subordinated Notes due 2016

On February 14, 2006, Solectron’s wholly owned subsidiary Solectron Global Finance Ltd (“Solectron Global Finance”) issued $150 million of senior subordinated notes due 2016 (the “Subordinated Notes”). The Subordinated Notes are unconditionally guaranteed by Solectron on a senior subordinated basis, will mature on March 15, 2016, and bear interest at the rate of 8% annually. Cash interest payments on the Subordinated Notes will be made semiannually in arrears on March 15 and September 15 of each year. The Subordinated Notes will be redeemable, in whole or in part, at any time on or after March 15, 2011 at specified redemption prices plus accrued and unpaid interest. Prior to March 15, 2011, Solectron Global Finance or Solectron will have the option to redeem the Subordinated Notes, in whole or in part at a price equal to the greater of (1) 100% of the principal amount of the Subordinated Notes redeemed plus accrued and unpaid interest or (2) the make-whole premium plus accrued and unpaid interest. In addition, subject to certain conditions, prior to March 15, 2009, Solectron Global Finance or Solectron may redeem up to 35% of the aggregate principal amount of the Subordinated Notes with the net proceeds of a qualified public common stock offering by Solectron at a redemption price of 108% of the principal amount of the Subordinated Notes, plus any accrued and unpaid interest to the redemption date. On September 5, 2006, pursuant to a Registration Rights Agreement, Solectron Global Finance and Solectron completed an exchange offer of $150 million in aggregate principal amount of Solectron Global Finance’s 8.00% Senior Subordinated Notes due 2016 (the “Exchange Notes”) that have been registered under the Securities Act for the same principal amount of its outstanding unregistered Subordinated Notes. 100% of the outstanding unregistered Subordinated Notes were exchanged for the registered Exchange Notes. The Exchange Notes are guaranteed by Solectron on a senior subordinated basis and the guarantee with respect to the Exchange Notes has been registered under the Securities Act. At March 2, 2007, the aggregate carrying amount of the Exchange Notes of $150 million is classified as long-term debt.

0.5% Convertible Senior Notes due 2034

On February 17, 2004, Solectron issued $450 million of 0.5% convertible senior notes (the “Original Notes”). The Original Notes are unsecured and unsubordinated indebtedness of Solectron and will mature on February 15, 2034. Upon conversion of the Original Notes, Solectron will deliver shares of its common stock at the applicable conversion rate. The Original Notes do not provide an adjustment to the conversion rate upon a change in control.

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

After the exchange offer was completed, there were approximately $2.7 million aggregate principal amount of Original Notes outstanding. Interest on both the Original Notes and the New Notes (together, the “convertible notes”) will be paid on February 15 and on August 15 of each year. The conversion rate for the convertible notes is 103.4468 per $1,000 principal amount, subject to certain adjustments in certain circumstances. This is equivalent to a conversion price of $9.67 per share. At March 2, 2007, the aggregate carrying amount of the convertible notes is $450 million, and classified as long-term debt.

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

Liquid Yield Option Notes (LYONstm)

On March 2, 2007, Solectron has $8.2 million aggregate accreted value of LYONstm outstanding with an interest rate of 2.75%. These notes are unsecured and unsubordinated indebtedness of Solectron. Solectron will pay no interest prior to maturity. Each note has a yield of 2.75% with a maturity value of $1,000 on May 8, 2020. Each note is convertible at any time by the holder to common shares at a conversion rate of 12.3309 shares per note. Holders will be able to require Solectron to purchase all or a portion of their notes on May 8, 2010, at a price of $761.00 per note. Solectron, at its option, may redeem all or a portion of the notes at any time. As of March 2, 2007, the accreted value of the 2.75% LYONstm is classified as long-term debt on the consolidated balance sheet.

On March 2, 2007, Solectron had $1.0 million aggregate accreted value of LYONstm outstanding with an interest rate of 3.25%. These notes are unsecured and unsubordinated indebtedness of Solectron. Solectron will pay no interest prior to maturity. Each note has a yield of 3.25% with a maturity value of $1,000 on November 20, 2020. Each note is convertible at any time by the holder to common shares at a conversion rate of 11.7862 shares per note. Holders will be able to require Solectron to purchase all or a portion of their notes on November 20, 2010, at a price of $724.42 per note. Solectron, at its option, may redeem all or a portion of the notes at any time on or after May 20, 2004. As of March 2, 2007, the accreted value of the 3.25% LYONstm is classified as long-term debt.

Credit Facility

On August 28, 2006, Solectron entered into a $350 million Credit Agreement (“the Credit Agreement”) that amends and replaces a $500 million secured revolving facility. The Credit Agreement provides for a revolving, multicurrency, secured-credit facility, which may be used to borrow revolving loans or issue standby letters of credit, subject to a $100 million letter of credit sub-limit. The Company may request an increase in the credit facility of up to an additional $150 million, to provide for an aggregate commitment of up to $500 million. There are currently no revolving loans outstanding and approximately $0.5 million in letters of credit outstanding under the Credit Agreement. The revolving loans under the Credit Agreement bear interest, at the Company’s option, at either (i) the base rate, which is defined as a fluctuating rate per annum equal to the greater of (A) Bank of America N.A.’s prime rate, or (B) the average rate on overnight federal funds plus one-half of one percent, or (ii) a rate equal to (A) the London Inter-bank Offered Rate (LIBOR) plus (B) an applicable margin of ranging from 1.0% to 2.0% based on Solectron’s non-credit-enhanced senior unsecured long-term debt ratings. The Credit Agreement matures on August 28, 2009 and may be prepaid at any time without penalty or premium at the option of the Company.

NOTE 8 — Derivative Instruments

Solectron enters into foreign exchange forward contracts intended to reduce the short-term impact of foreign currency fluctuations on foreign currency receivables, investments, payables and indebtedness. The gains and losses on the foreign exchange forward contracts are intended largely to offset the transaction gains and losses on the foreign currency receivables, investments, payables, and indebtedness recognized in operating results. Solectron does not enter into foreign exchange forward contracts for speculative purposes. Solectron’s foreign exchange forward contracts related to current assets and liabilities are generally six months or less in original maturity. The majority of the forward contracts are not designated as hedges. The changes in the values of these forward contracts are included in other expense, net and were immaterial for the three and six months ended March 2, 2007.

During the second quarter of fiscal 2007, the Company entered into certain foreign exchange forward contracts, with a total notional amount approximating $12.2 million. These foreign exchange forward contracts are designated as a “cash flow hedge” under SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”). These contracts have various maturity dates that coincide with the occurrence of the exposure being hedged. The change in the fair value of these contracts representing the effective portion of the hedge is recorded to other comprehensive income. The ineffective portion of these contracts was recorded to earnings. The amount recorded in other comprehensive income will be recognized in net earnings when the underlying hedged exposure occurs. As of March 2, 2007, the deferred foreign exchange gain(loss) expected to be reclassified to earnings in the next 6 months was immaterial.

As of March 2, 2007, Solectron had outstanding foreign exchange forward contracts with a total notional amount of approximately $341.9 million related to continuing operations, including the $12.2 million of “cash flow hedges” discussed previously.

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

Financial instruments that potentially subject Solectron to concentrations of credit risk consist of cash, cash equivalents and trade accounts receivable. Concentrations of credit risk in accounts receivable resulting from sales to major customers are discussed in Note 11, “Segment Information and Geographic Information.”

NOTE 9 — Commitments and Contingencies

Future Minimum Lease Obligations

Future minimum payments for operating lease obligations related to continuing operations are as follows:

	Payments Due by Period
		Short-	Q3 ’08-
	Total	Term	Q4 ’08	FY09	FY10	FY11	FY12	Thereafter
	(In millions)

Operating leases	$143.1	$34.4	$14.6	$26.0	$20.8	$13.9	$11.1	$22.3

Legal Proceedings

Solectron is from time to time involved in various litigation and legal matters arising in the normal course of its business operations. Management believes that the final resolution of these matters will not have a material adverse effect on the Company’s consolidated financial position, cash flows or results of operations. By describing any particular matter, Solectron does not intend to imply that it or its legal advisors have concluded or believe that the outcome of any of those particular matters is or is not likely to have a material adverse impact upon Solectron’s consolidated financial position, cash flows or results of operations.

Conti Temic Microelectronics GmbH (“Temic”) has filed a Demand for Arbitration with the International Centre for Dispute Resolution against C-MAC Invotronics Inc. d/b/a Solectron Invotronics, Case No. 50 133 00497 05. Temic alleges breach of contract, copyright infringement and misappropriation of trade secrets and proprietary information and is seeking lost profits and other damages. Solectron filed a counter claim alleging breach of contract on the part of Temic and is seeking damages. Neither party has quantified the amounts sought in their respective claims. Solectron believes it has valid defenses to Temic’s claims. The arbitration hearings are currently scheduled for May and June 2007. There can be no assurance, however, that the outcome of the arbitration will be favorable to Solectron or will not have a material adverse effect on Solectron’s consolidated financial condition and results of operations.

Environmental Liability

Solectron has potential environmental liabilities, largely related to (i) our acquisition of sites with potential pre-existing environmental issues and (ii) our indemnification obligations set forth in sale agreements for sites we have divested. Internal and external legal and environmental expertise are utilized to evaluate such past environmental remediation exposures, as well as issues related to continuing operations.

Solectron has an accrued liability balance for environmental remediation of $35.8 million, as of March 2, 2007 and August 25, 2006.

This environmental remediation liability represents known exposures, which have been disclosed to Solectron’s insurance carriers, and identified as self-insured retention. No additional site exposures are known to be probable or reasonably possible, in the context of SFAS 5 “Contingencies” and SOP 96-1 “Environmental Remediation Liabilities” for the aforementioned balance sheet dates.

Additionally, routine environmental clean-ups required upon future disposal of Solectron facilities are recorded in accordance with SFAS 143 “Accounting for Asset Retirement Obligations” and its interpretation under FIN 47 “Accounting for Conditional Asset Retirement Obligations.”

NOTE 10 — Taxes

SFAS No. 109, “Accounting for Income Taxes,” requires that a valuation allowance be established when it is “more likely than not” that all or a portion of deferred tax assets will not be realized. A review of all available positive and negative evidence needs to be considered, including the Company’s performance, the market environment in which the Company operates, the utilization of past tax credits, length of carryback and carryforward periods, and existing contracts or sales backlog that will result in future profits, among other factors. It further states that forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence such as cumulative losses in recent years in the jurisdictions to which the deferred tax assets relate. Therefore, cumulative losses weigh heavily in the overall assessment. As a result of the review undertaken after the end of the third quarter of fiscal 2003, Solectron concluded that it was appropriate to establish a full valuation allowance for most of the net deferred tax assets arising from its operations in the jurisdictions to which the deferred tax assets relate. The total valuation allowance is approximately $1.6 billion as of March 2, 2007. In addition, Solectron expects to continue to provide a full valuation allowance on future tax benefits until it can demonstrate a sustained level of profitability that establishes its ability to utilize the assets in the jurisdictions to which the assets relate. Solectron incurred tax expense in certain countries that are not subject to the aforementioned valuation allowance during the three and six months ended March 2, 2007.

Certain of Solectron’s non-US operations are reporting taxable profits, mostly arising in the same low-cost locations where the majority of our manufacturing capabilities are found. Any tax expense associated with these taxable profits will not be able to offset with the unrecognized deferred tax assets described above, because, for the most part, those assets did not arise in the same jurisdictions where Solectron is realizing taxable profits.

The income tax provision for the interim periods is based on the best estimate of the effective tax rate expected to be applicable for the full fiscal year. Changes in the interim period for the tax (or benefit) related to items other than ordinary income are individually computed and recognized when the items occur. Included in the computation of three foreign entities’ estimated annual effective tax rate is the income tax benefits associated with a refund of taxes paid on the reinvested earnings of the foreign subsidiaries. During the six months ended March 2, 2007, the Company recorded income tax benefits of $3.4 million associated with the refund of taxes paid on the reinvested earnings, of which $1.5 million of the tax benefit was included in the computation of the foreign entities’ estimated annual effective tax rate. The remaining portion of the refund of taxes paid on reinvested earnings in the amount of $1.9 million was individually computed and recognized in the three months ended November 24, 2006. Beginning January 1, 2007, the Company has decided to no longer apply for reinvestment of earnings, as a result, the amount of the tax benefit included in the foreign entities’ estimated annual effective tax rate during the six months ended March 2, 2007 is lower than the amount reported for the first quarter of fiscal 2007.

The Internal Revenue Service (“IRS”) and other tax authorities regularly examine the Company’s income tax returns. During the fourth quarter of fiscal 2006, the IRS completed its field examination of the Company’s federal income tax returns for fiscal years 2001 and 2002 and issued a Revenue Agent’s Report (“RAR”). The RAR is not a final Statutory Notice of Deficiency, and the Company has protested certain of the proposed adjustments with the Appeals Office of the IRS. The most significant of the disputed adjustments relates to transfer pricing arrangements that the Company has with its foreign subsidiaries. The Company believes that the proposed IRS adjustments are inconsistent with applicable tax laws, and that it has meritorious defenses to the proposed adjustments.

During the quarter ended March 2, 2007, the IRS issued a final Statutory Notice of Deficiency for the disallowance of a loss associated with a transaction entered into by a domestic subsidiary in a tax year prior to the subsidiary’s acquisition by Solectron. The Company did not record an additional accrual related to this item during the quarter, as it believes that adequate amounts of tax and interest have already been recorded. The Company is currently evaluating its options for responding to the Statutory Notice of Deficiency.

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

Significant judgment is required in determining Solectron’s provision for income taxes. The calculation of Solectron’s tax liabilities involves dealing with uncertainties in the application of complex tax rules and regulations. In determining the adequacy of its provision for income taxes, Solectron has assessed the likelihood of adverse outcomes resulting from these examinations, including the IRS RAR for fiscal years 2001 and 2002. Although the ultimate outcome of tax examinations cannot be predicted with certainty, including the total amount payable and the timing of such payments, the Company believes that adequate amounts of tax and interest have been provided for any adjustments that are expected to result. Solectron, however, cannot be certain that such amounts will not be materially different than what is reflected in its historical income tax provisions and accruals. Should the tax authorities assess additional taxes as a result of any current or future examinations, Solectron may be required to record changes to operations in future periods that could have a material adverse effect on its results of operations, financial position or cash flows in the period or periods recorded.

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

Geographic information for continuing operations as of and for the periods presented is as follows (in millions):

	Three Months Ended		Six Months Ended
	March 2,	February 24,	March 2,	February 24,
	2007	2006	2007	2006

Geographic net sales:
United States	$822.7	$808.5	$1,745.2	$1,605.2
Other North and Latin America	528.7	385.6	981.2	743.6
Europe	392.2	288.8	752.1	602.7
Malaysia	483.6	515.3	1,080.0	1,012.1
China	344.3	279.1	727.0	538.6
Other Asia Pacific	330.4	222.3	615.5	453.8

	$2,901.9	2,499.6	$5,901.0	$4,956.0

Geographic net sales are attributable to the country in which the product is manufactured.

	March 2,	August 25,
	2007	2006

Long-lived assets:
United States	$191.0	$292.0
Other North and Latin America	157.9	167.7
Europe	124.2	142.6
Asia Pacific	268.3	287.5

	$741.4	$889.8

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

	Three Months Ended		Six Months Ended
	March 2,	February 24,	March 2,	February 24,
	2007	2006	2007	2006

Computing & Storage	34.0%	32.8%	32.9%	33.3%
Networking	20.9%	27.0%	23.6%	26.3%
Communications	20.7%	18.3%	20.2%	18.3%
Consumer	11.9%	9.5%	11.4%	9.1%
Industrial	8.4%	8.0%	8.2%	8.1%
Automotive	1.9%	2.7%	1.8%	3.1%
Other	2.2%	1.7%	1.9%	1.8%

Total	100.0%	100.0%	100.0%	100.0%

Certain customers accounted for 10% or more of our net sales. The following table includes those customers and the percentage of net sales attributed to them:

	Three Months Ended		Six Months Ended
	March 2,	February 24,	March 2,	February 24,
	2007	2006	2007	2006

Cisco Systems	14.1%	18.1%	16.5%	17.4%
Nortel Networks	*	11.7%	*	11.0%
Hewelett-Packard	10.6%	*	10.0%	*

(*)	Less than 10%

Solectron has concentrations of credit risk due to sales to the customers listed above as well as to Solectron’s other significant customers. As of March 2, 2007, Hewlett-Packard accounted for approximately 16.2% of total accounts receivable related to continuing operations.

NOTE 12 — Restructuring and Impairment

Over the past few years, Solectron has recorded restructuring and impairment costs to optimize its global footprint, reduce its cost structure and to respond to declines in customer demands. The measures, which included reducing the workforce, consolidating facilities and changing the strategic focus of a number of sites, was largely intended to align Solectron’s capacity and infrastructure to anticipated customer demand and transition its operations to lower cost regions. The restructuring and impairment costs include employee severance and benefit costs, costs related to leased facilities abandoned and subleased, impairment of owned facilities no longer used by Solectron which will be disposed, costs related to leased equipment that has been abandoned, and impairment of owned equipment that will be disposed. For owned facilities and equipment, the impairment loss recognized was based on the fair value less costs to sell, with fair value estimated based on existing market prices for similar assets.

Severance and benefit costs are recorded in accordance with SFAS No. 112, “Employer’s Accounting for Postemployment Benefits,” as Solectron has concluded that it had a substantive severance plan. In accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” the estimated lease loss accrued for leased facilities abandoned and subleased after December 31, 2002 represents the fair value of the lease liability as measured by the present value of future lease payments subsequent to abandonment, less the present value of any estimated sublease income. For those facilities abandoned and subleased before January 1, 2003, as part of restructuring activities under EITF Issue No. 94-3, the estimated lease loss represents payments subsequent to abandonment less any estimated sublease income. In order to estimate future sublease income, Solectron works with real estate brokers to estimate the length of time until it can sublease a facility and the amount of rent it can expect to receive. Estimates of expected sublease income could change based on factors that affect Solectron’s ability to sublease those facilities such as general economic conditions and the real estate market, among others. At each reporting date, the Company evaluates its accruals for exit costs and employee separation costs to ensure the accruals are still appropriate. In certain circumstances, accruals are no longer required because of efficiencies in carrying out the plans or because employees previously identified for separation resigned from the Company and did not receive severance or were redeployed due to circumstances not foreseen when the original plans were initiated. The Company reverses accruals through the income statement line item where the original charges were recorded when it is determined that they are no longer required.

Overview of Restructuring Plans

Fiscal Year 2007 Restructuring Plan

On October 2, 2006, the Solectron Board of Directors approved the Fiscal Year 2007 Restructuring Plan to optimize its global footprint and reduce its cost structure. Solectron anticipates that total charges related to this restructuring plan will be between $50 million to $60 million. Total estimated charges consist of (i) $32 million to $39 million related to severance costs, (ii) $10 million to $13 million related to leased facility liabilities and transfer and other exit costs and (iii) an estimated non-cash charge of $8 million related to disposition or impairment of facilities and equipment. The restructuring plan consists of the following measures:

•	Close or consolidate approximately 700,000 square feet of facilities in Western Europe and North America.

•	Reducing approximately 1,200 to 1,400 employees at the facilities being closed or consolidated. Although there may be a potential decrease from the original plan estimate of 1,400 employees, severance costs will still be in the range provided.

•	Impair certain long-lived assets (primarily buildings and leasehold improvements) in connection with the facilities being vacated and equipment made excess or obsolete to the extent that we would be unable to recover their carrying value upon sales to third parties.

Cumulative restructuring costs recorded under the Fiscal 2007 Restructuring Plan as of March 2, 2007 were $46.9 million. This consists of $37.1 million in severance, $5.5 million in impairment charges on facilities and equipment (which includes $3.1 million booked in the last quarter of fiscal year 2006), and $4.3 million of transfer costs, other expenses and leased facilities expenses.

As of March 2, 2007, Solectron has reduced its workforce by 400 personnel in connection with this plan and expects to reduce headcount by an additional 800 to 1,000 personnel prior to the completion of this plan. The remaining accrual balance of $31.9 million is primarily related to existing severance commitments for 800 to 1,000 personnel, the majority of which will be paid by December 31, 2007.

In certain circumstances, severance accruals may not be required. This may result from re-employment outside of Solectron or failure to file for severance benefits. When it is determined that accruals are no longer required in these situations, the Company reverses the accruals through the income statement line item originally charged. The Fiscal Year 2007 Restructuring Plan is expected to be completed within twelve months of the Board’s approval of the plan.

Fiscal Year 2007 Phase 2 Restructuring Plan

On March 26, 2007, the Solectron Board of Directors approved the Fiscal Year 2007 Phase 2 Restructuring Plan, pursuant to Solectron’s phased approach to restructuring announced in the first quarter of fiscal 2007, to further optimize its global footprint and reduce its cost structure. Solectron estimates that total charges related to this phase of restructuring will be between $35 million to $45 million, of which approximately 90% represents cash expenditures. The restructuring plan consists of the following measures:

•	Close or consolidate approximately 400,000 square feet of facilities in Western Europe and North America.

•	Reduce approximately 1,300 to 1,500 employees at the facilities being closed or consolidated.

•	Impair certain long-lived assets (primarily buildings and leasehold improvements) in connection with the facilities being vacated and equipment made excess or obsolete to the extent that we would be unable to recover their carrying value upon sales to third parties.

Total estimated charges primarily consist of (i) $23 million to $30 million related to severance costs and (ii) $9 million to $12 million related to leased facility liabilities and transfer and other exit costs and (iii) an estimated non-cash charge of $3 million related to disposition or impairment of facilities and equipment, $1.3 million of which was impaired at the end of the second quarter of fiscal 2007.

Fiscal Year 2005 Restructuring Plan

During fiscal year 2005, in response to a decline in revenues from fiscal year 2004 levels, Solectron reviewed its cost structure and geographic footprint and determined that cost savings could be realized by moving certain activities from high-cost facilities in Europe and North America to facilities in low-cost geographies. During fiscal 2006, the Company had lowered its total anticipated restructuring costs for the Fiscal Year 2005 Restructuring Plan from $80-$95 million to $55-$65 million. The original anticipated costs were based on the occurrence of certain future events. Due to non-occurrence of some events and changes in business conditions, the Company lowered its total anticipated costs. However, for the restructuring items that were executed, the Company expects cost savings to be in line with the original estimates. This restructuring plan as amended will result in restructuring charges of approximately $55 million to $65 million, and includes the following measures:

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

Cumulative restructuring costs recorded under the Fiscal Year 2005 Restructuring Plan as of March 2, 2007 were $59.2 million. As of March 2, 2007, Solectron has reduced its workforce by 2,500 personnel in connection with this plan and expects to reduce headcount by an additional 30 personnel prior to the completion of this plan. The remaining accrual balance of $1.4 million is primarily related to expenses associated with re-employment taxes, leased facilities and severance payouts. The Company expects to pay out a substantial portion of these costs during the third and fourth quarters of fiscal year 2007. This plan was substantially completed as of the end of fiscal 2006.

Fiscal Year 2004 Restructuring Plan

In the fourth quarter of fiscal 2004, in order to drive savings in its human resources and information technology functions, as well as reduce labor costs in certain high-cost facilities, Solectron committed to a plan to eliminate approximately 2,100 full-time positions primarily in Europe and North America, consolidate certain facilities, and impair certain long-lived assets.

The Fiscal Year 2004 Restructuring Plan was expected to result in total restructuring charges of $20.0 million. Through March 2, 2007, Solectron had recorded restructuring charges of approximately $25.7 million related to this plan. This amount consisted of $9.8 million of severance charges, $10.2 million relating to the impairment of certain long-lived assets, and $5.7 million of facility lease obligation and other expenses. This restructuring plan is substantially complete. The remaining accrual balance of $2.3 million as of March 2, 2007 is primarily related to an ongoing facility lease obligation, which expires in 2011. However, Solectron may incur additional restructuring costs as it revises estimates due to changes in assumptions used for the facility lease loss accrual.

Legacy Restructuring Plans

From 2001 through 2003, a significant economic downturn adversely impacted Solectron’s business, resulting in a decline in revenues from $17.4 billion in fiscal year 2001 to $9.8 billion in fiscal year 2003. In response to these trends, Solectron initiated a series of restructuring measures to align its capacity and infrastructure with anticipated customer demand. These actions included significant reductions in the Company’s workforce, the closure and consolidation of facilities, and the impairment of certain long-lived assets. These restructuring activities are substantially complete, as the remaining accrual is almost entirely attributable to ongoing facility lease obligations, which are currently leased through 2014. However, Solectron may incur future restructuring costs as it continues to sell restructured long-lived assets and revise previous estimates in connection with these plans. Revisions to estimates will primarily be due to changes in assumptions used for the facility lease loss accrual.

Solectron incurred restructuring charges in the second quarter of fiscal 2007 in accordance with previously announced plans. Total net restructuring and impairment costs of $16.5 million were charged against continuing operations as a result of these planned actions as well as revisions to previous estimates.

The following table summarizes restructuring charges included in the accompanying condensed consolidated statements of operations (in millions):

	Three Months Ended		Six Months Ended
	March 2,	February 24,	March 2,	February 24,
	2007	2006	2007	2006	Nature

Loss on disposal of and impairment of equipment and facilities, net	$3.3	$5.1	4.7	$8.5	non-cash
Intangible asset impairment charge, net	—	—	—	1.9	non-cash

Total impairment of equipment, facilities and intangibles	3.3	5.1	4.7	10.4

Severance and benefit costs (reversal)	7.9	(2.8)	37.5	(9.9)	cash
Net adjustment to facility lease loss accrual	4.7	2.1	7.9	4.5	cash
Net adjustment to equipment lease loss accrual	—	0.1	—	0.1	cash
Other exit costs	0.6	1.1	1.0	1.4	cash

Total cash restructuring	13.2	0.5	46.4	(3.9)

Total cash and non-cash restructuring and impairment	$16.5	$5.6	$51.1	$6.5

Restructuring Accrual

The following table summarizes the restructuring accrual balance for continuing operations as of March 2, 2007 (in millions). The amounts presented include remaining obligations under both the Fiscal Year 2007 Restructuring Plan and prior plans.

	Severance	Lease Facilities
	and Benefits	and Equipment	Other	Total

Balance of accrual at August 25, 2006	$7.1	$23.1	$0.1	$30.3
Q1 FY07 Provision	29.8	2.9	0.4	33.1
Q1 FY07 Provision adjustments	(0.2)	—	—	(0.2)
Q1 FY07 Cash payments	(3.3)	(9.7)	(0.5)	(13.5)

Balance of accrual at November 24, 2006	33.4	16.3	—	49.7

Q2 FY07 Provision	8.4	4.2	0.6	13.2
Q2 FY07 Provision adjustments	(0.5)	0.4	—	(0.1)
Q2 FY07 Cash payments	(12.0)	(4.1)	(0.5)	(16.6)

Balance of accrual at March 2, 2007	$29.3	$16.8	$0.1	$46.2

Accruals related to restructuring activities were recorded in accrued expenses in the accompanying condensed consolidated balance sheets. Solectron expects to pay amounts related to severance and benefits within the next 12 months. The remaining balance, primarily consisting of lease commitment costs on facilities, is expected to be paid out through 2014.

Restructuring Activity by Plan

The restructuring and impairment charges incurred by restructuring plan during the six month period ended March 2, 2007 (in millions) were as follows:

	Fiscal	Fiscal	Fiscal	Legacy
	2007 Plan	2005 Plan	2004 Plan	Plans	Total

Balance of accrual at August 25, 2006	$—	$7.1	$2.1	$21.1	$30.3
Q1 FY 2007 Provision	29.6	0.7	0.7	2.1	33.1
Q1 FY 2007 Provision adjustments	—	(0.1)	—	(0.1)	(0.2)
Q1 FY 2007 Cash payments	(3.1)	(0.8)	(0.2)	(9.4)	(13.5)

Balance of accrual at November 24, 2006	$26.5	$6.9	$2.6	$13.7	$49.7

Q1 2007 Non-cash items					$1.4

Q2 FY 2007 Provision	11.8	0.9	0.3	0.2	13.2
Q2 FY 2007 Provision adjustments	0.4	(0.1)	(0.1)	(0.3)	(0.1)
Q2 FY 2007 Cash payments	(6.8)	(6.3)	(0.5)	(3.0)	(16.6)

Balance of accrual at March 2, 2007	$31.9	$1.4	$2.3	$10.6	$46.2

Q2 2007 Non-cash items					$3.3

NOTE 13 — Goodwill and Intangible Assets

Goodwill information is as follows (in millions):

Goodwill

Balance at August 25, 2006	$155.2
Acquisitions	0.4
Goodwill adjustments	0.3

Balance at March 2, 2007	$155.9

Solectron’s intangible assets are classified as other assets on the condensed consolidated balance sheets and categorized into three main classes: supply agreements, intellectual property and contractual and non-contractual customer relationships obtained in asset purchases or business combinations. The following table summarizes the intangible asset balance at March 2, 2007 and August 25, 2006 (in millions):

		Intellectual	Customer
	Supply	Property	Relationships
	Agreements	Agreements	and Other	Total

March 2, 2007
Gross amount	$95.9	$81.9	$72.5	$250.3
Accumulated amortization	(85.0)	(74.8)	(64.7)	(224.5)

Carrying value	$10.9	$7.1	$7.8	$25.8

August 25, 2006
Gross amount	$85.5	$80.3	$72.6	$238.4
Accumulated amortization	(85.4)	(73.3)	(63.4)	(222.1)

Carrying value	$0.1	$7.0	$9.2	$16.3

During the six months ended March 2, 2007, gross supply agreements related to intangible assets decreased by $0.6 million as a result of a favorable sublease of a lease obligation assumed in an acquisition.

In January 2007, Solectron acquired NCR’s North American manufacturing business responsible for producing ATMs and payment solutions in the Americas and self-checkout systems globally. The acquisition resulted in acquiring identifiable intangible assets of approximately $12.9 million. The identifiable intangible assets acquired were comprised of a supply agreement valued at $11.0 million and intellectual property valued at $1.5 million. Both categories of identifiable intangible assets will be amortized over five years. The remaining balance of $0.4 million was allocated to goodwill.

Amortization expense for the three and six months ended March 2, 2007 was approximately $1.3 million and $2.5 million, respectively. Amortization expense for the three and six months ended February 24, 2006 was approximately $1.7 million and $3.9 million, respectively. The Company anticipates that annual amortization expense for these intangibles over the next five years to be approximately $6.4 million, $6.2 million, $5.3 million, $3.8 million and $3.2 million, respectively.

NOTE 14 — Discontinued Operations

During fiscal 2004, as a result of a full review of our portfolio of businesses, we committed to a plan to divest a number of business operations that were no longer part of our strategic plan for the future. In accordance with SFAS No. 144, we have reported the results of operations and financial position of these businesses in discontinued operations within the consolidated statements of operations and balance sheets for all periods presented. The companies that we have divested and that are currently included in discontinued operations are Solectron’s MicroTechnology division, Stream International Inc. and Force Computers, Inc.

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

The results from discontinued operations were as follows (in millions):

	Three Months Ended		Six Months Ended
	March 2,	February 24,	March 2,	February 24,
	2007	2006	2007	2006

Net sales	$—	$—	$—	$—
Cost of sales	—	—	—	—

Gross profit	—	—	—	—
Operating expense (income) — net	0.3	(6.5)	0.9	(8.2)

Operating (loss) income	(0.3)	6.5	(0.9)	8.2
Other income — net	—	6.8	—	8.9

(Loss) income before income taxes, income taxes of $0	(0.3)	13.3	(0.9)	17.1

(Loss) income from discontinued operations, net of tax	$(0.3)	$13.3	$(0.9)	$17.1

During the first quarter of fiscal 2007, Solectron recorded $0.6 million of costs related to a sales tax assessment and ongoing facility carrying costs. During the second quarter of fiscal 2007, Solectron recorded $0.3 million of costs related to a foreign tax assessment formerly associated with a discontinued operation.

During the second quarter of fiscal 2007, Solectron paid $1.9 million related to a foreign tax assessment formerly associated with a discontinued operation.

During the first quarter of fiscal 2006, Solectron recorded a $2.1 million gain on sale of assets of discontinued operations having no remaining book value and $1.7 million associated with the favorable resolution of certain contingencies. During the second quarter of fiscal 2006, Solectron recorded a $2.1 million gain on the sale of assets formerly associated with a discontinued operation and a gain of $1.8 million associated with the favorable resolution of certain contingencies.

The sale agreements for all the divestitures contain certain indemnification provisions pursuant to which Solectron may be required to indemnify the buyer of the divested business for a limited period subsequent to the completion of the sale for liabilities, losses, or expenses arising out of breaches of covenants and certain breaches of representations and warranties relating to the condition of the business prior to and at the time of sale. As of March 2, 2007, most of these indemnification provisions have expired, and there were no significant liabilities recorded under these indemnification obligations. Additionally, Solectron may be required to indemnify a buyer for certain environmental remediation costs until 2014, such indemnification not to exceed $13 million. Solectron maintains an insurance policy to cover environmental remediation liabilities in excess of reserves previously established upon the acquisition of these properties. Solectron did not record any environmental charges upon disposition of these properties.

NOTE 15 — Net Income Per Share Calculation

Basic net income per share is computed using the weighted average number of common shares outstanding during the period.

The computation of diluted net income per share includes the effect of dilutive securities on weighted average shares. Dilutive securities include options to purchase common stock and shares issuable upon conversion of Solectron’s LYONs and Series A Convertible Senior Notes and are excluded in all periods as their effect was anti-dilutive.

Net income per share data from continuing operations were computed as follows (in millions, except per share amounts):

	Three Months Ended		Six Months Ended
	March 2,	February 24,	March 2,	February 24,
	2007	2006	2007	2006

Basic earnings per share:
Income from continuing operations	$15.6	$17.1	$22.2	$37.3
Shares used in computation:
Weighted average ordinary shares outstanding	896.0	908.8	895.3	917.3

Basic earnings per share	$0.02	$0.02	$0.02	$0.04

Diluted earnings per share:
Income from continuing operations	$15.6	$17.1	$22.2	$37.3
Shares used in computation:
Weighted average ordinary shares outstanding	896.0	908.8	895.3	917.3
Employee stock options	0.1	0.2	0.1	0.2
Restricted stock	3.3	0.7	2.6	0.6

Weighted average number of shares	899.4	909.7	898.0	918.1

Diluted earnings per share	$0.02	$0.02	$0.02	$0.04

The following table summarizes the weighted average dilutive securities that were excluded from the above computation of diluted earnings per share because their inclusion would have an anti-dilutive effect (in millions):

	Three Months Ended		Six Months Ended
	March 2,	February 24,	March 2,	February 24,
	2007	2006	2007	2006

Anti-dilutive securities:
Employee stock options	49.4	40.2	46.7	30.8
Shares issuable upon conversion of LYONS	0.2	0.2	0.2	0.2
Shares issuable upon conversion of 0.5% notes	0.3	0.3	0.3	0.3

Total anti-dilutive shares	49.9	40.7	47.2	31.3

NOTE 16 — Related Party Transactions

In January 2006, Paul Tufano became Executive Vice President and Chief Financial Officer of Solectron and is currently serving as interim President and Chief Executive Officer and principle executive officer. Mr. Tufano is also a member of the Board of Directors of Teradyne, a customer of Solectron. Solectron has for the past 10 years, in the ordinary course of business, sold printed circuit board assemblies to Teradyne and purchased in-circuit testers from Teradyne. During the quarter ended March 2, 2007, Solectron had sales of $49.1 million to Teradyne, all of which were made on an arms-length basis.

NOTE 17 — Guarantee of Subsidiary Notes

Solectron’s 8% Senior Subordinated Notes due 2016 were issued in February 2006 by Solectron Global Finance LTD, an indirect 100%-owned finance subsidiary of Solectron Corporation. The notes are fully and unconditionally guaranteed on a senior subordinated basis by Solectron Corporation. No other subsidiary of Solectron Corporation guarantees the notes.

NOTE 18 — Subsequent Events

On March 9, 2007, Solectron Corporation and certain of its subsidiaries (“Solectron”) entered into Manufacturing and Product Purchase Agreements (the “Agreements”) with Cisco Systems, Inc. and certain of its subsidiaries (“Cisco”). The Agreements supercede and replace all prior manufacturing services agreements between Solectron and Cisco. The Agreements encompass Cisco’s previously announced Lean Initiative, a supply chain process that seeks to drive efficiency and flexibility in manufacturing processes and in the broader supply chain, whereby Solectron will assume greater supply chain management responsibilities on behalf of Cisco. Under the Agreements, Solectron will sell products and components to Cisco or to approved suppliers or third parties. The Agreements have an initial term of five (5) years, with the right of either party to terminate for convenience. Pursuant to the Agreements and the implementation of Cisco’s Lean Initiative, on March 9, 2007, Solectron and Cisco also entered into Inventory Purchase and Transfer Agreements (“IPAs”) whereby Solectron will acquire and hold title to certain inventory currently owned by Cisco. As a result, the Company had a net reduction of revenue of $240.7 million and an increase to inventories of $260.3 million for the second quarter of fiscal 2007. In addition, per the terms of the Agreements, Solectron will purchase an additional $74.3 million of inventory currently owned by Cisco.

On March 14, 2007, Solectron Corporation and Paul J. Tufano, Interim President and Chief Executive Officer of the Company, entered into an Amended and Restated Executive Employment Agreement (the “Restated Agreement”). Pursuant to the Restated Agreement, on March 14, 2007 and September 3, 2007, Mr. Tufano will be entitled to receive a discounted stock option grant under the Company’s 2002 Stock Plan for 125,000 shares and 750,000 shares, respectively, of Company common stock, with an exercise price of $0.001 per share. These discounted options are deemed exercised and become shares of restricted stock on the date of grant, and the shares will vest on October 15, 2008 (the “Cliff Vesting Date”), subject to 100 percent vesting acceleration if Mr. Tufano’s employment is terminated by the Company without “cause” or he resigns for “good reason” (as such terms are defined in the Restated Agreement) prior to the Cliff Vesting Date. In addition, the Company will make a contribution of $300,000 to Mr. Tufano’s Executive Deferred Compensation Plan account (i) on or immediately after the date that the Company’s new CEO is announced (the “Announcement Date”) and (ii) on the date that is the one year anniversary of the Announcement Date.

On March 26, 2007, the Solectron Board of Directors approved the Fiscal Year 2007 Phase 2 Restructuring Plan, pursuant to Solectron’s phased approach to restructuring announced in the first quarter of fiscal 2007, to further optimize its global footprint and reduce its cost structure. Solectron anticipates that total charges related to this restructuring plan will be between $35 million to $45 million.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We provide a range of worldwide manufacturing and integrated supply-chain services to companies who design and market electronic products. Our revenue is generated from sales of our services primarily to customers in the Computing & Storage, Networking, Communications, Consumer, Industrial, Automotive and Medical markets. As a result of the services we perform for our customers, we are impacted by our customers’ ability to appropriately predict market demand for their products. While we work with our customers to understand their demand needs, we are removed from the actual end-market served by our customers. Consequently, determining future trends and estimates of activity can be difficult.

On March 9, 2007, Solectron launched the Cisco Systems Lean Initiative. This initiative required us to purchase PCBA boards that were previously sold to Cisco Systems. As a result, the Company had a net reduction of revenue of $240.7 million and an increase to inventories of $260.3 million for the second quarter of fiscal 2007. Under the Cisco Systems Lean Initiative, Solectron will recognize revenue upon shipment of completed systems and boxes; however, under the Company’s previous arrangement with Cisco Systems, the Company recognized revenue on PCBA boards upon transfer of risk of loss, which was prior to the integration of PCBA boards into completed systems and boxes.

Summary of Results and Key Performance Indicators

The following table sets forth, for the three and six month periods indicated, certain key operating results and other financial information (in millions):

	Three Months Ended		Six Months Ended
	March 2,	February 24,	March 2,	February 24,
	2007	2006	2007	2006

Net sales	$2,901.9	$2,499.6	$5,901.0	$4,956.0
Gross profit	152.8	129.0	302.2	254.6
Selling, general and administrative expense	116.7	104.3	226.5	211.7
Income from continuing operations	15.6	17.1	22.2	37.3

Management regularly reviews financial and non-financial performance indicators to assess the Company’s operating results. The following table sets forth, for the quarterly periods indicated, certain of management’s key financial performance indicators.

Three Months Ended
	March 2,	November 24,	August 25,	May 26,	February 24,
	2007	2006	2006	2006	2006

Inventory turns	6.5 turns	7.3 turns	7.3 turns	7.2 turns	7.4 turns
Days sales outstanding (DSO)	45 days	44 days	43 days	42 days	44 days
Days payable outstanding (DPO)	59 days	52 days	53 days	54 days	54 days
Cash-to-cash cycle (C2C)	42 days	41 days	39 days	38 days	40 days
Capital expenditures (in millions)	$50.0	$33.4	$40.9	$46.0	$50.2

Inventory turns are calculated as the ratio of cost of sales compared to the average inventory for the quarter. DSO is calculated as the ratio of average accounts receivable, net, for the quarter compared to average daily net sales for the quarter. DPO is calculated as the ratio of average accounts payable during the quarter compared to average daily cost of sales for the quarter. The decrease in inventory turns and the increase in DPO for the three months ended March 2, 2007 compared to the three months ended November 24, 2006 were a result of the Cisco Systems Lean Initiative launched in the second quarter of fiscal 2007, in which the Company repurchased $260.3 of inventory. The C2C cycle is determined by taking the ratio of 360 days compared to inventory turns plus DSO minus DPO. The calculation of the C2C cycle for the three months ended March 2, 2007 used 90 days rather than the number of days in the 14-week period that ended on March 2, 2007. Capital expenditures are primarily related to equipment purchases supporting replacement of aged equipment, increased demand in certain products, new programs and information technology projects.

Critical Accounting Policies and Estimates

Management is required to make judgments, assumptions and estimates that affect the amounts reported when we prepare consolidated financial statements and related disclosures in conformity with generally accepted accounting principles in the United States. Note 1, “Summary of Significant Accounting Policies,” to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended August 25, 2006, describes the significant accounting policies and methods used in the preparation of our consolidated financial statements. Estimates are used for, but not limited to, our accounting for revenue recognition, inventory valuation, allowance for doubtful accounts, goodwill, intangible assets, restructuring and related impairment costs, income taxes, loss contingencies and stock-based compensation. Actual results could differ from these estimates. The following critical accounting policies are impacted significantly by judgments, assumptions and estimates used in the preparation of our consolidated financial statements.

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

From time to time, Solectron includes an extended warranty at the time of product shipment. The revenue associated with the extended warranty is deferred and recognized over the extended warranty period.

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

Inventory Valuation

Our inventories are stated at the lower of weighted average cost or market. Our industry is characterized by rapid technological change, short-term customer commitments and rapid changes in demand, as well as other factors that may influence the recoverability of inventories. We make provisions for estimated excess and obsolete inventory based on our regular reviews of inventory quantities on hand and the latest forecasts of product demand and production requirements from our customers. Our provisions for excess and obsolete inventory are also impacted by our contractual arrangements with our customers including our ability or inability to re-sell such inventory to them. If actual market conditions or our customers’ product demands are less favorable than those projected or if our customers are unwilling or unable to comply with any contractual arrangements related to excess and obsolete inventory, additional provisions may be required. If an additional 0.2% to 0.5% of our inventory were determined to be excess and obsolete at March 2, 2007, our gross profit and operating income from continuing operations before income taxes for the three months ended March 2, 2007 would have each decreased by $3.6 million to $9.0 million.

Allowance for Doubtful Accounts

Another area of judgment affecting reported revenue and net income is management’s estimate of receivables that will ultimately be collected. We evaluate the collectibility of our accounts receivable based on a combination of factors. This risk is mitigated by (i) sales to well-established companies, (ii) ongoing credit evaluation of our customers, and (iii) frequent contact with our customers, especially our most significant customers, which enables us to monitor current changes in business operations and to respond accordingly. When we are aware of circumstances that may impair a specific customer’s ability to meet its financial obligations to us, we record a specific allowance against amounts due to us and thereby reduce the net receivable to the amount we reasonably believe is likely to be collected. For all other customers, we recognize allowances for doubtful accounts based on the length of time the receivables are outstanding, industry and geographic concentrations, the current business environment and our historical experience. If the financial condition of our customers deteriorates or if economic conditions worsen, additional allowances may be required. Using this information, management reserves an amount that is believed to be uncollectible. Based on management’s analysis of uncollectible accounts, reserves totaling $7.0 million or 0.5% of the gross accounts receivable balance were established at March 2, 2007, compared with $14.5 million or 1.0% of the gross accounts receivable balance at August 25, 2006. The decrease in the allowance for doubtful accounts when comparing the balance at August 25, 2006 to March 2, 2007 was primarily attributable to new reserves of approximately $4.3 million offset by $5.1 million of reserve reversals and reserve write-offs approximating $6.7 million.

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

Impairment of Long-Lived and Intangible Assets

Solectron evaluates long-lived assets, such as property, plant and equipment and intangible assets obtained in acquisitions such as supply agreements, intellectual property, and contractual and non-contractual customer relationships for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). When conducting our impairment analysis, assets are grouped at the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets or liabilities. Intangible assets subject to impairment testing whenever events or changes in circumstances indicate total $25.8 million as of March 2, 2007. We assess the fair value of the assets based on the undiscounted future cash flow the assets are expected to generate and recognize an impairment loss when estimated undiscounted future cash flow expected to result from the use of the asset plus net proceeds expected from disposition of the asset, if any, are less than the carrying value of the asset. When we identify an impairment, we reduce the carrying amount of the asset to its estimated fair value based on a discounted cash flow approach, or, when available and appropriate, to comparable market values. There is significant judgment involved in determining these cash flows.

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

Income Taxes

We currently have significant deferred tax assets in certain jurisdictions resulting from tax credit carry forwards, net operating losses and other deductible temporary differences, which will reduce taxable income in such jurisdictions in future periods. We have provided valuation allowances for future tax benefits resulting from U.S. and certain foreign net operating loss carry-forwards and for certain other U.S. and foreign deductible temporary differences where we believe future realizability is in doubt. SFAS No. 109 requires a valuation allowance be established when it is “more likely than not” that all or a portion of deferred tax assets will not be realized, and further provides that it is difficult to conclude that a valuation allowance is not needed when there is negative evidence in the form of cumulative losses in recent years. Therefore, cumulative losses weigh heavily in the overall assessment. In the third quarter of fiscal year 2003, we established a valuation allowance for most of our deferred tax assets. This was primarily due to cumulative losses from prior years and uncertainty regarding our ability to generate certain minimum levels of taxable income within the next three years. We have not yet established a sustained level of profitability since that time in those countries in which the deferred tax assets arose and thus expect to record a full valuation allowance on future tax benefits. Our ability to realize sustained profitability in those jurisdictions in the near term is uncertain as Solectron derives the majority of its revenue from low-cost locations. It is these low-cost locations where Solectron anticipates reporting taxable profits. Solectron will not be able to offset any tax expense associated with these taxable profits with the unrecognized deferred tax assets described above. As a result of our assessment, our total valuation allowance on deferred tax assets arising from continuing operations is approximately $1.6 billion at March 2, 2007.

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

In the quarter ended May 26, 2006, the IRS completed its field examination of the Company’s federal income tax returns for fiscal years 2001 and 2002 and issued a Revenue Agent’s Report (“RAR”). The RAR is not a final Statutory Notice of Deficiency, and we filed a protest during the quarter ended August 25, 2006 to protest certain of the proposed adjustments with the Appeals Office of the IRS. The most significant of the disputed adjustments relates to transfer pricing arrangements that the Company has with its foreign subsidiaries. We believe that the proposed IRS adjustments are inconsistent with applicable tax laws, and that we have meritorious defenses to the proposed adjustments.

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

Stock-Based Compensation

We account for stock-based compensation in accordance with SFAS No. 123R (revised 2004), “Share-Based Payment” (“SFAS 123R”). Under the fair value recognition provisions of this statement, share-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the vesting period. Determining the fair value of share-based awards at the grant date requires judgment, including estimating our stock price volatility and employee stock option exercise behaviors.

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

Results of Operations

Solectron uses a 52- to 53-week fiscal year ending on the last Friday in August. The Company’s second quarters of fiscal 2007 and 2006 ended on March 2, 2007 and February 24, 2006 and contained 14 weeks and 13 weeks, respectively. The additional week is reflected in both the three months and six months results presented for the fiscal periods ended March 2, 2007. It is not possible to quantify the impact of this additional week on the fiscal periods ended March 2, 2007.

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

	Three Months Ended		Six Months Ended
	March 2, 2007	February 24, 2006	March 2, 2007	February 24, 2006

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	94.7	94.8	94.9	94.9

Gross profit	5.3	5.2	5.1	5.1
Operating expenses:
Selling, general and administrative	4.0	4.2	3.8	4.3
Restructuring and impairment costs	0.6	0.2	0.9	0.1

Operating income	0.7	0.8	0.4	0.7
Interest income	0.3	0.5	0.3	0.5
Interest expense	(0.2)	(0.3)	(0.2)	(0.2)
Other (expense) income — net	(0.1)	(0.1)	—	—

Operating income from continuing operations before income taxes	0.7	0.9	0.5	1.0
Income tax expense	0.2	0.2	0.1	0.2

Income from continuing operations	0.5%	0.7%	0.4%	0.8%
Discontinued operations:
(Loss) income from discontinued operations	—	0.5	—	0.3
Income tax expense	—	—	—	—

(Loss) income from discontinued operations	—%	0.5%	—%	0.3%

Net income	0.5%	1.2%	0.4%	1.1%

Net Sales — Continuing Operations

Net sales increased $402.3 million, or 16.1%, and increased $945.0 million, or 19.1%, for the three and six months ended March 2, 2007, respectively, as compared to the three and six months ended February 24, 2006. The consumer market increased by $108.5 million, or 45.5%, and $220.7 million, or 49.1%, respectively, in the three- and six-month periods ended March 2, 2007, versus the corresponding periods of fiscal 2006. Consumer end market revenue increases experienced in the three- and six-month periods ended March 2, 2007 were primarily due to new product launches and increased volumes for set-top boxes. Computing and storage end market revenues increased by $167.3 million, or 20.4%, and $291.9 million, or 17.7%, respectively in the three- and six-month periods ended March 2, 2007 versus the corresponding periods of fiscal 2006. The increase in computing and storage revenues was driven by increased service revenues in the computing sector and increased volume in the storage sector for both periods under comparison. Communication market revenues increased by $141.4 million, or 30.9%, and $284.6 million, or 31.4%, respectively in the three- and six-month periods ended March 2, 2007 versus the corresponding periods of fiscal 2006. Revenue increases in the communications market were primarily due to increased end customer demand experienced during both periods. Industrial and other revenues increased by $55.1 million, or

17.8%, and $63.0 million, or 9.8%, respectively in the three and six month periods ended March 2, 2007, versus the corresponding periods of fiscal 2006. The increase in industrial and other revenues were primarily due to increased demand. Networking revenues decreased by $70.0 million, or 10.4% for the three-month period ended March 2, 2007 compared to the corresponding period in fiscal 2006. The decrease in networking revenues for the three-month period under comparison was attributable to Solectron’s launch of the Cisco Systems Lean Initiative. Networking revenues increased $84.7 million, or 6.5%, in the six-month period ended March 2, 2007 versus the corresponding period of fiscal 2006. The increase in networking revenues for the six-month period under comparison was due to higher sales of networking equipment.

The following table depicts, for the periods indicated, revenue by market expressed as a percentage of net sales. The distribution of revenue across our markets has fluctuated, and will continue to fluctuate, as a result of customer demand.

	Three Months Ended		Six Months Ended
	March 2,	February 24,	March 2,	February 24,
	2007	2006	2007	2006

Computing & Storage	34.0%	32.8%	32.9%	33.3%
Networking	20.9%	27.0%	23.6%	26.3%
Communications	20.7%	18.3%	20.2%	18.3%
Consumer	11.9%	9.5%	11.4%	9.1%
Industrial	8.4%	8.0%	8.2%	8.1%
Automotive	1.9%	2.7%	1.8%	3.1%
Other	2.2%	1.7%	1.9%	1.8%

Total	100.0%	100.0%	100.0%	100.0%

International Sales — Continuing Operations

In the three and six months ended March 2, 2007, our international locations contributed approximately 71.6% and 70.4% of net sales compared to approximately 67.7% and 67.6% for the corresponding period of fiscal 2006.

Major Customers — Continuing Operations

Certain customers accounted for 10% or more of our net sales. The following table includes these customers and the percentage of net sales attributed to them:

	Three Months Ended		Six Months Ended
	March 2,	February 24,	March 2,	February 24,
	2007	2006	2007	2006

Cisco Systems	14.1%	18.1%	16.5%	17.4%
Nortel Networks	*	11.7%	*	11.0%
Hewelett-Packard	10.6%	*	10.0%	*

(*)	Less than 10%

Our top ten customers accounted for approximately 61.0% and 62.6% of net sales for the three and six months ended March 2, 2007, compared to approximately 61.9% and 60.8% of net sales in the corresponding periods of fiscal 2006. We cannot guarantee that these or any other customers will not increase or decrease as a percentage of our consolidated net sales either individually or as a group. Consequently, any material decrease in sales to these or other customers could materially harm our consolidated results of operations.

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

Our gross profit percentage increased to 5.3% for the three months ended March 2, 2007 as compared to 5.2% for the corresponding period in fiscal 2006. The increase in gross profit is primarily attributable to improved performance in our manufacturing operations. Our gross profit remained unchanged at 5.1% for the six months ended March 2, 2007, as compared to the corresponding period in fiscal 2006.

Sales of inventory previously written down or written off have not been significant and have not had any material impact on our gross profit for the three or six months ended March 2, 2007.

Selling, General and Administrative (SG&A) Expenses — Continuing Operations

SG&A expenses increased $12.4 million, or 11.9%, and $14.8 million, or 7.0% for the three and six months ended March 2, 2007, compared to the corresponding period in fiscal 2006. As a percentage of net sales, SG&A expenses decreased to 4.0% and 3.8% for the three and six months ended March 2, 2007 as compared to 4.2% and 4.3% in the corresponding period in fiscal 2006. The decrease as a percentage of net sales was primarily attributable to an increase in net sales for the three and six months ended March 2, 2007.

Restructuring and Impairment — Continuing Operations

Total restructuring and impairment charges were $16.5 million and $51.1 million during the three and six months ended March 2, 2007, respectively.

During the second quarter of fiscal 2007, the Company incurred restructuring costs of approximately $16.5 million primarily related to $7.9 million of severance expenses resulting from the adoption of the Fiscal Year 2007 Restructuring Plan. In addition, restructuring costs included the following: $4.7 million of charges arising from the disposition of a leased facility and changes in estimates for lease termination costs on restructured facilities; $0.6 million of transfer and other exit costs; and $3.3 million of equipment and facilities impairment charges.

The restructuring and impairment charges incurred during the second quarter of fiscal 2006 primarily related to Fiscal Year 2005 Restructuring Plan and consisted of equipment and facilities impairment charges of $5.1 million, which included a $1.6 million impairment of tangible assets; a net reduction to the severance provision of $2.8 million due to changes in planned severance actions; and $3.3 million of charges arising from early lease terminations and changes in lease estimates relative to restructured facilities. The revision to estimated severance costs was driven by voluntary employee turnover and a new business opportunity specific to one of our facilities.

Fiscal Year 2007 Restructuring Plan

On October 2, 2006, the Solectron Board of Directors approved the Fiscal Year 2007 Restructuring Plan to optimize its global footprint and reduce its cost structure. Solectron anticipates that total charges related to this restructuring plan will be between $50 million to $60 million. Total estimated charges consist of (i) $32 million to $39 million related to severance costs, (ii) $10 million to $13 million related to leased facility liabilities and transfer and other exit costs and (iii) an estimated non-cash charge of $8 million related to disposition of facilities and equipment. The restructuring plan consists of the following measures:

•	Closing or consolidating approximately 700,000 square feet of facilities in Western Europe and North America.

•	Reducing approximately 1,200 to 1,400 employees at the facilities being closed or consolidated. Although there may be a potential decrease from the original plan estimate of 1,400 employees, severance costs will still be in the range provided.

•	Impair certain long-lived assets (primarily buildings and leasehold improvements) in connection with the facilities being vacated and equipment made excess or obsolete to the extent that we would be unable to recover their carrying value upon sales to third parties.

Cumulative restructuring costs recorded under the 2007 Restructuring Plan as of March 2, 2007 were $46.9 million. This consists of $37.1 million in severance, $5.5 million in impairment charges on facilities and equipment (which includes $3.1 million booked in the last quarter of Fiscal Year 2006), and $4.3 million of transfer costs and other expenses.

As of March 2, 2007, Solectron has reduced its workforce by 400 personnel in connection with this plan and expects to further reduce headcount by an additional 800 to 1,000 personnel prior to the completion of this plan. The remaining accrual balance of $31.9 million is primarily related to existing severance commitments for 800 to 1,000 personnel, the majority of which will be paid by December 31, 2007.

In certain circumstances, severance accruals may not be required. This may result from re-employment outside of Solectron or failure to file for severance benefits. When it is determined that accruals are no longer required in these situations, the Company reverses the accruals through the income statement line item originally charged. The restructuring plan is expected to be complete within 12 months of the October 2006 Board approval of the plan.

Currently, Solectron estimates that the Fiscal Year 2007 Restructuring Plan will realize a savings of approximately $0.01 per share quarterly once fully implemented due to reductions in workforce, facility, lease and depreciation expenses. Cash payments associated with the Fiscal Year 2007 Restructuring Plan scheduled in the next 9 months, which have already been accrued for, are expected to be $29.5 million.

Fiscal Year 2007 Phase 2 Restructuring Plan

On March 26, 2007, the Solectron Board of Directors approved the Fiscal Year 2007 Phase 2 Restructuring Plan, pursuant to Solectron’s phased approach to restructuring announced in the first quarter of fiscal 2007, to further optimize its global footprint and reduce its cost structure. Solectron estimates that total charges related to this phase of restructuring will be between $35 million to $45 million, of which approximately 90% represents cash expenditures. The restructuring plan consists of the following measures:

•	Close or consolidate approximately 400,000 square feet of facilities in Western Europe and North America.

•	Reducing approximately 1,300 to 1,500 employees at the facilities being closed or consolidated.

•	Impair certain long-lived assets (primarily buildings and leasehold improvements) in connection with the facilities being vacated and equipment made excess or obsolete to the extent that we would be unable to recover their carrying value upon sales to third parties.

Total estimated charges consist of (i) $23 million to $30 million related to severance costs, (ii) $9 million to $12 million related to leased facility liabilities and transfer and other exit costs and (iii) an estimated non-cash charge of $3 million related to disposition or impairment of facilities and equipment, $1.3 million of which was impaired at the end of the second quarter of fiscal 2007.

Currently, Solectron estimates that the Fiscal Year 2007 Phase 2 Restructuring Plan will realize a savings of approximately $17 million to $21 million annually once fully implemented due to reductions in workforce, facility lease and depreciation expense.

We continue to evaluate our operations and we may propose future restructuring actions as a result of changes in market conditions and footprint alignment with our customers’ production needs.

Interest Income — Continuing Operations

Interest income decreased $4.9 million to $7.4 million for the three months ended March 2, 2007 from $12.3 million in the corresponding period in fiscal 2006 as a result of the Company liquidating its short-term investments during the second quarter of fiscal 2007 and having higher average cash balances in the first quarter of fiscal 2007. Interest income decreased $6.8 million to $17.6 million for the six months ended March 2, 2007 from $24.4 million in fiscal year 2006. For the six months ended March 2, 2007, the decrease in interest income was primarily due to lower cash balances in the first and second quarter of fiscal 2007 when compared to the corresponding periods in fiscal 2006.

Interest Expense — Continuing Operations

Interest expense decreased $1.8 million to $5.1 million for the three months ended March 2, 2007 from $6.9 million in the corresponding period in fiscal 2006. For the six months ended March 2, 2007, interest expense decreased $1.2 million to $12.4 million from $13.6 million in the corresponding period in fiscal 2006. The decrease was primarily due to the Company’s redemption of its ACES debentures in the first quarter of fiscal 2007.

Other Expense — net — Continuing Operations

There was no change in other expense — net of $1.9 million for the three months ended March 2, 2007 compared to the corresponding period in fiscal 2006. The increase in other expense — net of $2.8 million for the six months ended March 2, 2007 compared to $0 million in the corresponding period in fiscal 2006, was due primarily to foreign currency gains and losses.

Income Taxes — Continuing Operations

Our income tax expense was $4.4 million and $4.8 million for the three and six months ended March 2, 2007, as compared to $5.5 million and $9.9 million for the three and six months ended February 24, 2006. We incurred net tax expense in certain countries in which we had profitable operations during the periods ended March 2, 2007 and February 28, 2006. Income tax expense for the six months ended March 2, 2007 includes the recognition of benefits of $3.4 million associated with a refund of taxes paid on the earnings by reinvesting the earnings of a foreign subsidiary.

The effective income tax rate is largely a function of the balance between income and losses from international and domestic operations. Our international operations, taken as a whole, have been subject to tax at a lower rate than operations in the United States, primarily due to tax holidays granted to certain of our overseas sites in Malaysia and Singapore and from benefits resulting from reinvesting the earnings of three of our international operations. The Malaysian tax holiday is effective through January 2012, and the Singapore tax holiday is effective through March 2011. Both tax holidays are subject to certain conditions, including maintaining levels of research and development expenditures, incremental fixed asset expenditures, or qualifying headcount. During the six months ended March 2, 2007, the Company included in its computation of its estimated annual effective income tax rate for fiscal 2007, $1.9 million of discrete benefit resulting from taxes refunded on previously taxed earnings by reinvesting such earnings of one of the international operations. Beginning January 1, 2007, the Company has decided to no longer apply for reinvestment of earnings, as a change in tax law eliminates the reinvestment tax refund provision for tax years beyond calendar year 2006.

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

In the quarter ended May 26, 2006, the IRS completed its field examination of the Company’s federal income tax returns for fiscal years 2001 and 2002 and issued a Revenue Agent’s Report (“RAR”). The RAR is not a final Statutory Notice of Deficiency, and the Company filed a protest during the quarter ended August 25, 2006 to protest certain of the proposed adjustments with the Appeals Office of the IRS. Although the outcome of the Appeals process is always uncertain, the Company believes that adequate amounts of tax and interest have been provided for any adjustments that are expected to result for these years.

During the second quarter of fiscal 2007, the IRS issued a final Statutory Notice of Deficiency for the disallowance of a loss associated with a transaction entered into by a domestic subsidiary in a tax year prior to the subsidiary’s acquisition by Solectron. The Company did not record an additional accrual related to this item during the quarter, as it believes that adequate amounts of tax and interest have already been provided for. The Company is currently evaluating its options for responding to the Statutory Notice of Deficiency.

For the quarter ended March 2, 2007, the Company recorded an additional accrual for a potential penalty assessment by a foreign tax authority related to the late payment of withholding taxes. The recorded amount represents management’s best estimate of the cost it will incur in relation to the exposure, but there is a reasonable possibility that the amounts that may be assessed will differ from the estimate.

Liquidity and Capital Resources

Cash

Cash, cash equivalents and short-term investments decreased to approximately $1.1 billion at March 2, 2007 from approximately $1.2 billion at August 25, 2006. The table below, for the periods indicated, provides selected condensed consolidated cash flow information (in millions):

	Six Months Ended
	March 2, 2007	February 24, 2006

Net cash provided by (used) in operating activities of continuing operations	$68.0	$(70.0)
Net cash used in operating activities of discontinued operations	(2.5)	(8.2)

Net cash provided by (used) in operating activities	$65.5	$(78.2)
Net cash used in investing activities of continuing operations	$(52.7)	$(103.1)
Net cash provided by investing activities of discontinued operations	—	17.1

Net cash used in investing activities	$(52.7)	$(86.0)
Net cash used in financing activities of continuing operations	$(73.5)	$(29.1)
Net cash provided by (used in) financing activities of discontinued operations	2.5	(8.9)

Net cash used in financing activities	$(71.0)	$(38.0)

Net cash provided by operating activities of continuing operations was $68.0 million during the six months ended March 2, 2007. The change in net cash from operating activities was primarily due to a $274.3 million increase in accounts payable; non-cash depreciation and amortization charges of $83.4 million; a $38.7 million decrease in accounts receivable; and a $36.6 million increase in accrued expenses and other current liabilities. This was partially offset by a $283.4 million increase in inventories and a $121.4 million increase in prepaid expenses and other assets. The inventory and accounts payable increase was primarily attributable to the inventory repurchase resulting from the launch of the Cisco Systems Lean Initiative.

Net cash used in operating activities of continuing operations was $70.0 million during the six months ended February 28, 2006. This change was generated by a $237.4 million increase in inventories. This was partially offset by non-cash depreciation and amortization charges of $87.5 million, and a $59.0 million increase in accounts payable. The inventory and accounts payable increases were attributable to new program ramps, certain program launch delays and the creation of buffer stock to accommodate both program transfers between sites and the go-live date of a new ERP system at one of our facilities.

Net cash used in investing activities of continuing operations of $52.7 million during the six months ended March 2, 2007 primarily consisted of $83.4 million in capital expenditures; a $13.2 million purchase of facilities previously under synthetic lease and $12.9 million of acquisitions, net of cash received. This was primarily offset by cash provided of $22.9 million from the sale of “available for sale” securities and proceeds from the sale of property and equipment of $19.1 million.

Net cash used in investing activities of continuing operations was $103.1 million during the six months ended February 28, 2006 primarily consisted of $109.7 million in capital expenditures.

Net cash used in financing activities of continuing operations of $73.5 million during the six months ended March 2, 2007 primarily consisted of $64.3 million of payments made to redeem the 7.97% Adjustable Conversion-Rate Equity Securities (ACES) and $10.0 million of share repurchases.

Net cash used in financing activities of continuing operations was $29.1 million during the six months ended February 28, 2006 and primarily consisted of $180.4 million of share repurchases offset by $147.4 million in net proceeds from the issuance of our 8% senior subordinated notes due 2016.

Net cash used in operating activities of discontinued operations during the six months ended March 2, 2007 primarily relate to $1.9 million of ongoing facility carrying costs and a payment of $0.6 million for a sales tax assessment made on behalf of a discontinued operation.

Debt

On August 28, 2006, Solectron entered into a $350 million Credit Agreement (“the Credit Agreement”) that amends and replaces a $500 million secured revolving facility. The Credit Agreement provides for a revolving, multicurrency, secured-credit facility, which may be used to borrow revolving loans or issue standby letters of credit, subject to a $100 million letter of credit sub-limit. The Company may request an increase in the credit facility of up to an additional $150 million, to provide for an aggregate commitment of up to $500 million. There are currently no revolving loans outstanding and approximately $0.5 million in letters of credit outstanding under the Credit Agreement. The revolving loans under the Credit Agreement bear interest, at the Company’s option, at either (i) the base rate, which is defined as a fluctuating rate per annum equal to the greater of (A) Bank of America N.A.’s prime rate, or (B) the average rate on overnight federal funds plus one-half of one percent, or (ii) a rate equal to (A) the London Inter-bank Offered Rate (LIBOR) plus (B) an applicable margin ranging from 1.0% to 2.0% based on Solectron’s non-credit-enhanced senior unsecured long-term debt ratings. The Credit Agreement matures on August 28, 2009 and may be prepaid at any time without penalty or premium at the option of the Company.

The obligations under the Credit Agreement are guaranteed by the Company’s existing and future material domestic subsidiaries, and such obligations, including the guarantees, are secured by: (i) the Company’s and its domestic subsidiaries’ accounts receivable, equipment and inventory, (ii) a pledge of the capital stock of the Company’s material domestic subsidiaries, (iii) a pledge of 65% of the capital stock of the Company’s material first-tier foreign subsidiaries, and (iv) a pledge of certain inter-company indebtedness among the Company and certain of its subsidiaries. In the event that the Company’s issuer credit rating of BB/Ba3 (stable/stable) or BB-/Ba2 (stable/stable) or higher from Standard & Poor’s Ratings Services and Moody’s Investors Service, Inc., respectively, the liens on the collateral described in clause (i) above will be released. Solectron is subject to compliance with certain financial covenants set forth in this facility including, but not limited to, capital expenditures, cash interest coverage ratio and leverage ratio. Solectron was in compliance with all applicable covenants as of March 2, 2007.

In addition, we had no committed foreign lines of credit and $55.3 million in uncommitted foreign lines of credit and other bank facilities as of March 2, 2007. A committed line of credit obligates a lender to loan us amounts under the credit facility as long as we adhere to the terms of the credit agreement. An uncommitted line of credit is extended to us at the sole discretion of a lender. The interest rates range from the bank’s prime lending rate to the bank’s prime rate plus 1.0%. As of March 2, 2007, we had $14.8 million of borrowings under uncommitted foreign lines of credit and $2.1 million of guaranteed amounts under uncommitted foreign lines of credit.

$64.3 million aggregate principal amount of our 7.97% ACES debentures was due November 15, 2006 and repaid per the terms of the indenture.

Restricted Cash

During the first quarter of fiscal 2006, Solectron elected to put in place a line of credit for the issuance of standby letters of credit. The letters of credit are principally related to self-insurance for workers compensation liability coverage. These standby letters of credit were previously issued under Solectron’s revolving credit facility. Solectron opted to post cash collateral totaling 105% of the standby letter of credit balances in order to reduce annual issuance commissions of the standby letters of credit. Total cash collateral of $16.8 million at March 2, 2007, is classified as restricted cash and cash equivalents in the condensed consolidated balance sheets.

Off-Balance Sheet Arrangements and Contractual Obligations

Our off-balance sheet arrangements consist of operating leases, our foreign exchange contracts (described in the “We are exposed to fluctuations in foreign currency exchange rates and interest rate fluctuations” Risk Factor), and certain indemnification provisions related to our divestitures (described in the “Discontinued Operations” section below).

A tabular presentation of our contractual obligations is provided below under “Contractual Obligations and Commitments.”

Contractual Obligations and Commitments

We believe that our current cash, cash equivalents, short-term investments, lines of credit and cash anticipated to be generated from continuing operations will satisfy our expected working capital, capital expenditures, debt service and investment requirements through at least the next 12 months.

The following is a summary of certain contractual obligations and commitments as of March 2, 2007 for continuing operations:

	Payment Due by Period
		Short-	Q3’08-
	Total	Term	Q4’08	FY09	FY10	FY11	FY12	Thereafter
	(In millions)

Debt(1)	$641.1	$25.1	$6.2	$0.5	$8.3	$451.0	$—	$150.0
Interest expense on long-term debt	118.5	15.0	7.4	14.5	14.5	13.1	12.0	42.0
Operating lease	143.1	34.4	14.6	26.0	20.8	13.9	11.1	22.3
Operating leases for restructured facilities and equipment	23.4	11.3	2.4	3.6	3.2	1.9	0.6	0.4
Purchase obligations(2)	159.3	157.3	—	1.4	0.6	—	—	—

	$1,085.4	$243.1	$30.6	$46.0	$47.4	$479.9	$23.7	$214.7

(1)	Total debt includes capital lease commitments of $1.9 million.

(2)	We have various purchase commitments for materials, supplies and services incurred during the normal course of business.

Other long-term liabilities of $36.7 million disclosed in the condensed consolidated balance sheet include deferred tax liabilities related to timing differences and non-US pension liabilities, which due to their nature are not projected.

Discontinued Operations

During fiscal 2004, as a result of a full review of our portfolio of businesses, we committed to a plan to divest a number of business operations that were no longer part of our strategic plan for the future. In accordance with SFAS No. 144, we have reported the results of operations and financial position of these businesses in discontinued operations within the consolidated statements of operations and balance sheets for all periods presented. The companies that we have divested and that are currently included in discontinued operations are Solectron’s MicroTechnology division, Stream International Inc. and Force Computers, Inc.

The collective results from all discontinued operations for all periods presented were as follows (in millions):

	Three Months Ended		Six Months Ended
	March 2, 2007	February 24, 2006	March 2, 2007	February 24, 2006

Net sales	$—	$—	$—	$—
Cost of sales	—	—	—	—

Gross profit	—	—	—	—
Operating expense (income) — net	0.3	(6.5)	0.9	(8.2)

Operating (loss) income	(0.3)	6.5	(0.9)	8.2
Other income — net	—	6.8	—	8.9

(Loss) income before income taxes, income taxes of $0	(0.3)	13.3	(0.9)	17.1

(Loss) income from discontinued operations, net of tax	$(0.3)	$13.3	$(0.9)	$17.1

During the first quarter of fiscal 2007, Solectron recorded $0.6 million of costs related to a sales tax assessment and ongoing facility carrying costs. During the second quarter of fiscal 2007, Solectron recorded $0.3 million of costs related to a foreign tax assessment formerly associated with a discontinued operation.

During the first quarter of fiscal 2006, Solectron recorded a $2.1 million gain on the sale of assets of discontinued operations having no remaining book value and $1.7 million associated with the favorable resolution of certain contingencies. During the second quarter of fiscal 2006, Solectron recorded a $2.1 million gain on the sale of assets formerly associated with a discontinued operation and a $1.8 million gain associated with the favorable resolution of certain contingencies.

The sale agreements for all the divestitures contain certain indemnification provisions pursuant to which Solectron may be required to indemnify the buyer of the divested business for liabilities, losses, or expenses arising out of breaches of covenants and certain breaches of representations and warranties relating to the condition of the business prior to and at the time of sale. In aggregate, Solectron is contingently liable for up to $94.8 million for claims submitted within a period of 12 to 24 months subsequent to the completion of the sale. As of March 2, 2007, most of these indemnification provisions have expired, and there were no significant claims received or significant liabilities recorded under these indemnification obligations. Additionally, Solectron may be required to indemnify a buyer for certain environmental remediation costs until 2014, such indemnification not to exceed $13 million. Solectron maintains an insurance policy to cover environmental remediation liabilities in excess of reserves previously established upon the acquisition of these properties. Solectron did not record any environmental charges upon disposition of these properties.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

See Part II, Other Information for factors related to fluctuations in the exchange rates of foreign currency and fluctuations in interest rates under 1a “Risk Factors — We are exposed to fluctuations in foreign currency exchange rates,” and “We are exposed to interest rate fluctuations.”

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

Changes in internal control over financial reporting.  There were no changes in Solectron’s internal control over financial reporting during the second quarter of fiscal 2007 or in other factors that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Conti Temic Microelectronics GmbH (“Temic”) has filed a Demand for Arbitration with the International Centre for Dispute Resolution against C-MAC Invotronics Inc. d/b/a Solectron Invotronics, Case No. 50 133 00497 05. Temic alleges breach of contract, copyright infringement and misappropriation of trade secrets and proprietary information and is seeking lost profits and other damages. Solectron filed a counter demand alleging breach of contract on the part of Temic and is seeking damages. Neither party has quantified the amounts sought in their respective claims. Solectron believes it has valid defenses to Temic’s claims. The arbitration hearings are currently scheduled for May and June 2007. There can be no assurance, however, that the outcome of the arbitration will be favorable to Solectron or will not have a material adverse effect on Solectron’s consolidated financial condition and results of operations.

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

Most of our annual net sales come from a small number of our customers. Our ten largest customers accounted for approximately 61% and 61.9% of net sales from continuing operations in the second quarter of fiscal 2007 and 2006, respectively. During the second quarter of fiscal 2007, two of these customers individually accounted for more than ten percent of our net sales. Any material delay, cancellation or reduction of orders from these or other major customers could cause our sales to decline significantly, and we may not be able to reduce the accompanying expenses at the same time. We cannot guarantee that we will be able to retain any of our largest customers or any other accounts, or that we will be able to realize the expected revenues under existing or anticipated supply agreements with these customers. Our earnings per share, cash flow and results of operations will continue to depend significantly on our ability to obtain orders from new customers, retain existing customers, realize expected revenues under existing and anticipated agreements, as well as on the consolidated financial condition and success of our customers and their customers.

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

Approximately 71.6% and 67.7% of our net sales from continuing operations are the result of services and products manufactured in countries outside the United States during the second quarter of fiscal 2007 and 2006, respectively. As a result of our foreign sales and facilities, our operations are subject to a variety of risks and costs that are unique to international operations, including the following:

•	adverse movement of foreign currencies against the U.S. dollar in which our results are reported;

•	import and export duties, and value added taxes;

•	import and export regulation changes that could erode our profit margins or restrict exports or imports;

•	potential restrictions on the transfer of funds;

•	government and license requirements governing the transfer of technology and products abroad;

•	disruption of local labor supply or transportation services;

•	inflexible employee contracts in the event of business downturns;

•	potential disruption related to organized labor stoppages;

•	the burden and cost of compliance with import and export regulations and foreign laws;

•	economic and political risks in emerging or developing economies;

•	risks of conflict and terrorism that could disrupt our or our customers’ and suppliers’ businesses; and

•	increased risk of improper payments or inappropriate business activities.

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

We incurred approximately $16.5 million of restructuring and impairment costs relating to continuing operations in the second quarter of fiscal 2007 and approximately $5.6 million during the second quarter of fiscal 2006, and we anticipate incurring approximately $45.0 million to $58.0 million of restructuring and impairment costs in total under the Fiscal 2007 and Fiscal 2007 Phase 2 Restructuring Plans during the next twelve months. If our estimates about previous and currently contemplated restructuring charges prove to be incorrect, our consolidated financial condition and results of operations may suffer. While we believe our capacity is appropriate for current revenue levels, we continue to evaluate our cost structure relative to future financial results and customer demand. If our estimates about future financial results and customer demand prove to be incorrect, our consolidated financial condition and consolidated results of operations may suffer.

Failure to attract and retain key personnel and skilled associates could hurt our operations.

Our continued success depends to a large extent upon the efforts and abilities of key managerial and technical associates. Losing the services of key personnel could harm us. Our business also depends upon our ability to continue to attract and retain key executives, senior managers and skilled associates. Our failure to attract and retain key personnel, a high rate of turnover and the loss of key employees in recent quarters could harm our business. The difficult business environment associated with the EMS industry in general and the results generated by the Company in particular have made it increasingly difficult to attract and retain key personnel at compensation levels proportionate to the return provided to the Company’s shareholders. This risk is particularly high as we compete for talent from a broad range of industries. While the Company established an executive retention program in the second quarter of fiscal 2007, there can be no assurance that this program will be successful in retaining the targeted executive officers. In addition, there is no guarantee that the Company will be able to attract and retain the necessary personnel in the future in a manner that does not impact the Company’s profitability.

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

Our ability to manage and integrate future acquisitions will require successful integration of such acquisitions into our manufacturing and logistics infrastructure, and may require enhancements or upgrades of accounting and other internal management systems and the implementation of a variety of procedures and controls. We cannot guarantee that significant problems in these areas will not occur. Any failure to enhance or expand these systems and implement such procedures and controls in an efficient manner and at a pace consistent with our business activities could harm our consolidated financial condition and results of operations. In addition, we may experience inefficiencies from the management of geographically dispersed facilities and incur substantial infrastructure and working capital costs. We incurred approximately $16.5 million of restructuring and impairment costs relating to continuing operations in the second quarter of fiscal 2007 and approximately $5.6 million in the corresponding period of fiscal 2006. See also the Risk Factor entitled “If we incur more restructuring-related charges than currently anticipated, our consolidated financial condition and results of operations may suffer.”

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

As of March 2, 2007, we had outstanding foreign exchange forward contracts with a total notional amount of approximately $341.9 million related to continuing operations. The change in value of the foreign exchange forward contracts resulting from a hypothetical 10% change in foreign exchange rates would be offset by the remeasurement of the related balance sheet items, the result of which would not be significant.

The primary objective of our investment activities is to preserve principal, while at the same time maximize yields without significantly increasing risk. To achieve this objective, we maintain our portfolio of cash equivalents in a variety of securities, including government and corporate obligations, certificates of deposit and money market funds. As of March 2, 2007, substantially our entire portfolio was scheduled to mature in less than three months. A hypothetical 10% change in interest rates would not have a material effect on the fair value of our investment portfolios.

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

Our senior unsecured debt was recently rated as “BB-” with a stable outlook by Standard and Poor’s and as “B1” with a positive outlook by Moody’s. These credit ratings are subject to change at the discretion of the rating agencies. If our credit ratings were downgraded, it would increase our cost of capital should we borrow under our revolving lines of credit, and it may make it more expensive for us to raise additional capital in the future. Such capital raising may be on terms that may not be acceptable to us or otherwise not available. Any future adverse rating agency actions with respect to our ratings could have an adverse effect on the market price of our securities, our ability to compete for new business, our cost of capital, and our ability to access capital markets.

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

In determining the adequacy of our provision for income taxes, we regularly assess the likelihood of adverse outcomes resulting from tax examinations, including the IRS RAR for the fiscal years 2001 and 2002. Based upon that assessment, Solectron may establish contingency reserves for income taxes in various jurisdictions. The estimate of appropriate tax reserves is based upon the amount of prior tax benefit that might be at risk upon audit and the reasonable estimate of the amount at risk. However, the ultimate outcome of the tax examination process is always uncertain, including the total amount payable or the timing of any such payments upon resolution of these issues. In addition, we cannot assure you that such amount will not be materially different than that which is reflected in our historical income tax provisions and accruals. Should the IRS or other tax authorities assess additional taxes as a result of current or future examinations, we may be required to record charges to operations in future periods that could have a material impact on the results of operations, financial position or cash flows in the applicable period or periods recorded.

Item 1b.	Unresolved Staff Comments

None.

Item 2.	Purchase of Equity Securities

On November 1, 2005, Solectron’s Board of Directors approved a stock repurchase program whereby the Company was authorized to repurchase up to $250 million of the Company’s common stock pursuant to a 10b5-1 trading plan. Solectron commenced this $250 million repurchase program at the end of the quarter ended February 24, 2006. During the first quarter of fiscal 2007, Solectron repurchased and retired 3.0 million shares of its common stock at an average price of $3.28 for approximately $10.0 million. In October 2006, the Board of Directors approved a twelve-month extension to the stock repurchase program. As of March 2, 2007, Solectron had repurchased and retired a total of 17.8 million shares under the repurchase program for approximately $61.6 million. During the second quarter of fiscal 2007, Solectron made no repurchases under the plan.

Item 6.	Exhibits

INDEX TO EXHIBITS

Exhibit
No		Exhibit Description

3	.1*	Certificate of Incorporation of the Registrant, as amended
3	.2**	Amended and Restated Bylaws of the Registrant
10.1		Remuneration for CEO Search Committee of Registrant’s Board of Directors
10.2		Amended and Restated Employment Agreement dated March 14, 2007 by and between Registrant and Paul Tufano
10	.3***	Executive Retention Arrangement
31.1		Certification of Chief Executive Officer Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002
31.2		Certification of Chief Financial Officer Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002
32.1		Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2		Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference from Exhibit 3.1 filed with Registrant’s Form 10-Q for the quarter ended February 28, 2001, Exhibit 3.1 filed with Registrant’s Form 10-Q for the quarter ended February 25, 2000, and Exhibit 3.1 filed with Registrant’s Form 10-Q for the quarter ended February 26, 1999.

**	Incorporated by reference from Exhibit 3.2 filed with Registrant’s Form 10-Q for the quarter ended November 28, 2003.

***	Incorporated by reference from Registrant’s Report on Form 8-K filed on March 2, 2007.

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
Warren J. Ligan
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)

Date: April 11, 2007

INDEX TO EXHIBITS

Exhibit
No		Exhibit Description

3	.1*	Certificate of Incorporation of the Registrant, as amended
3	.2**	Amended and Restated Bylaws of the Registrant
10.1		Remuneration for CEO Search Committee of Registrant’s Board of Directors
10.2		Amended and Restated Employment Agreement dated March 14, 2007 by and between Registrant and Paul Tufano
10	.3***	Executive Retention Arrangement
31.1		Certification of Chief Executive Officer Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002
31.2		Certification of Chief Financial Officer Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002
32.1		Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2		Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference from Exhibit 3.1 filed with Registrant’s Form 10-Q for the quarter ended February 28, 2001, Exhibit 3.1 filed with Registrant’s Form 10-Q for the quarter ended February 25, 2000, and Exhibit 3.1 filed with Registrant’s Form 10-Q for the quarter ended February 26, 1999.

**	Incorporated by reference from Exhibit 3.2 filed with Registrant’s Form 10-Q for the quarter ended November 28, 2003.

***	Incorporated by reference from Registrant’s Report on Form 8-K filed on March 2, 2007.