Form 10-Q/A
period 2007-03-02
SOLECTRON CORP
filed 2007-04-20
CIK 835541

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

At March 26, 2007, 909,455,796 shares of Common Stock of the Registrant were outstanding (including approximately 17,480,465 million shares of Solectron Global Services Canada, Inc., which are exchangeable on a one-to-one basis for the Registrant’s common stock).

Explanatory Note

This amendment on Form 10-Q/A is being filed to revise Part II — Other Information of the Quarterly Report on Form 10-Q for the quarter ended March 2, 2007 that was filed on April 11, 2007 (“the Report”) to correct (i) the inadvertent omission of Item 4 — Submission of Matters to a Vote of Security Holders and (ii) Exhibit 10.1 to the Report, which omits one of the members of the CEO Search Committee. This amendment to the Report does not alter any part of the content of the Report, except for the changes and additional information provided herein. This amendment continues to speak as of the date of the Report. We have not updated the disclosures contained in this amendment to reflect any events that occurred at a date subsequent to the filing of the Report. The filing of this amendment is not a representation that any statements contained in the Report or this amendment are true or complete as of any date subsequent to the date of the Report. This amendment does not affect the information originally set forth in the Report, the remaining portions of which have not been amended.

PART II. OTHER INFORMATION

Item 4.	Submission of Matters to a Vote of Security Holders	1
Item 6.	Exhibits	2
Signatures		3
EXHIBIT 10.1
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

PART II. OTHER INFORMATION

Item 4.	Submission of Matters to a Vote of Security Holders

Solectron’s Annual Meeting of Stockholders was held on January 10, 2007. The following proposals were adopted by the margins indicated:

1. To elect nine (9) directors to serve for the ensuing year and until their successors are duly elected and qualified.

	Number of Shares
	In Favor	Withheld

William A. Hasler	593,134,820	220,999,399
Michael R. Cannon	777,025,718	37,108,501
Richard A. D’Amore	599,870,374	214,263,845
H. Paulett Eberhart	789,996,857	24,137,362
Heinz Fridrich	781,114,060	33,020,159
William R. Graber	790,066,032	24,068,187
Dr. Paul R. Low	597,094,550	217,039,669
C. Wesley M. Scott	789,918,210	24,216,009
Cyril Yansouni	599,821,886	214,312,333

2. To ratify the appointment of KPMG LLP as the independent registered public accounting firm of the Company for fiscal year 2007.

For	Against	Abstain

795,974,208	12,444,605	5,708,941

1

Item 6.	Exhibits

INDEX TO EXHIBITS

Exhibit
No	Exhibit Description

10.1	Remuneration for CEO Search Committee of Registrant’s Board of Directors
31.1	Certification of Chief Executive Officer Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

2

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
Warren J. Ligan
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)

Date: April 20, 2007

3

INDEX TO EXHIBITS

Exhibit
No	Exhibit Description

10.1	Remuneration for CEO Search Committee of Registrant’s Board of Directors
31.1	Certification of Chief Executive Officer Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002