Form 10-Q
period 2007-06-01
SOLECTRON CORP
filed 2007-07-11
CIK 835541

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 1, 2007
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 1-11098

SOLECTRON CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	94-2447045 (I.R.S. Employer Identification Number)

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

At July 6, 2007, 913,919,916 shares of Common Stock of the Registrant were outstanding (including 13,570,929 shares of Solectron Global Services Canada, Inc., which are exchangeable on a one-to-one basis for the Registrant’s common stock).

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

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

SOLECTRON CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 1,	August 25,
	2007	2006
	(In millions)
	(Unaudited)

ASSETS
Current assets:
Cash, cash equivalents and short-term investments*	$1,195.1	$1,180.5
Accounts receivable, net	1,493.6	1,429.3
Inventories	1,830.8	1,516.1
Prepaid expenses and other current assets	366.3	225.8

Total current assets	4,885.8	4,351.7
Property and equipment, net	737.4	673.4
Goodwill	159.1	155.2
Other assets	120.8	193.3

Total assets	$5,903.1	$5,373.6

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$64.0	$89.5
Accounts payable	2,070.2	1,616.7
Accrued employee compensation	156.8	170.4
Accrued expenses and other current liabilities	483.0	427.6

Total current liabilities	2,774.0	2,304.2
Long-term debt	609.8	619.4
Other long-term liabilities	36.2	36.3

Total liabilities	3,420.0	2,959.9

Commitments and contingencies
Stockholders’ equity:
Common stock	0.9	1.0
Additional paid-in capital	7,599.7	7,585.2
Accumulated deficit	(5,039.9)	(5,073.3)
Accumulated other comprehensive loss	(77.6)	(99.2)

Total stockholders’ equity	2,483.1	2,413.7

Total liabilities and stockholders’ equity	$5,903.1	$5,373.6

*	Includes $16.8 million and $31.6 million of restricted cash balances as of June 1, 2007 and August 25, 2006, respectively, and $0 million and $22.9 million of short-term investments as of June 1, 2007 and August 25, 2006, respectively.

See accompanying notes to unaudited condensed consolidated financial statements.

SOLECTRON CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	June 1,	May 26,	June 1,	May 26,
	2007	2006	2007	2006
	(In millions,
	except per share data)
	(Unaudited)		(In millions,
			except per share data)
			(Unaudited)

Net sales	$2,985.3	$2,702.6	$8,886.3	$7,658.6
Cost of sales	2,833.9	2,560.4	8,432.7	7,261.8

Gross profit	151.4	142.2	453.6	396.8
Operating expenses:
Selling, general and administrative	112.1	112.2	338.6	323.9
Restructuring and impairment costs	29.6	2.6	80.7	9.1

Operating income	9.7	27.4	34.3	63.8
Interest income	7.5	12.3	25.1	36.7
Interest expense	(5.5)	(7.2)	(17.9)	(20.8)
Other income (expense) — net	8.7	(0.8)	5.9	(0.8)

Operating income from continuing operations before income taxes	20.4	31.7	47.4	78.9
Income tax expense (benefit)	8.2	(10.7)	13.0	(0.8)

Income from continuing operations	12.2	42.4	34.4	79.7
Discontinued operations:
(Loss) income from discontinued operations before income taxes of $0	(0.1)	(0.4)	(1.0)	16.7

(Loss) income from discontinued operations	(0.1)	(0.4)	(1.0)	16.7

Net income	$12.1	$42.0	$33.4	$96.4

Basic net income per share:
Continuing operations	$0.01	$0.05	$0.04	$0.09
Discontinued operations	—	—	—	0.02

Basic net income per share	$0.01	$0.05	$0.04	$0.11

Diluted net income per share:
Continuing operations	$0.01	$0.05	$0.04	$0.09
Discontinued operations	—	—	—	0.02

Diluted net income per share	$0.01	$0.05	$0.04	$0.11

Shares used to compute basic net income per share	898.6	908.1	895.6	916.2
Shares used to compute diluted net income per share	904.7	909.6	899.4	917.2

See accompanying notes to unaudited condensed consolidated financial statements.

SOLECTRON CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended		Nine Months Ended
	June 1,	May 26,	June 1,	May 26,
	2007	2006	2007	2006
	(In millions)
	(Unaudited)

Net income	$12.1	$42.0	$33.4	$96.4
Other comprehensive income:
Net gain on derivative instruments	0.3	—	0.4	—
Foreign currency translation adjustments, net	16.2	22.7	21.1	31.7

Comprehensive income	$28.6	$64.7	$54.9	$128.1

Accumulated unrealized foreign currency translation losses were $68.0 million at June 1, 2007 and $89.1 million at August 25, 2006. Foreign currency translation adjustments consist of adjustments to consolidate subsidiaries that use the local currency as their functional currency and gains and losses related to intercompany dollar-denominated debt that is not expected to be repaid in the foreseeable future.

See accompanying notes to unaudited condensed consolidated financial statements.

SOLECTRON CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	June 1,	May 26,
	2007	2006
	(In millions)
	(Unaudited)

Cash flows from operating activities:
Net income	$33.4	$96.4
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Loss (income) from discontinued operations	1.0	(16.7)
Depreciation and amortization	124.5	130.4
Impairment of property, equipment, goodwill and other long-term assets	3.5	10.3
Stock-based compensation	20.1	16.9
Changes in operating assets and liabilities:
Accounts receivable, net of allowance	(64.3)	(168.2)
Inventories	(314.7)	(371.7)
Prepaid expenses and other assets	(133.6)	(65.6)
Accounts payable	453.6	246.6
Accrued expenses and other current liabilities	60.8	16.7

Net cash provided by (used) in operating activities of continuing operations	184.3	(104.9)
Net cash used in operating activities of discontinued operations	(2.5)	(8.2)

Net cash provided by (used in) operating activities	181.8	(113.1)

Cash flows from investing activities:
Change in restricted cash and cash equivalents	14.8	(18.2)
Sale of “available for sale” securities	22.9	1.6
Purchase of facilities previously held under synthetic lease	(13.2)	—
Acqisitions, net of cash received	(18.1)	(5.7)
Capital expenditures	(125.8)	(155.6)
Proceeds from sale of property and equipment	24.7	8.4
Receipts from discontinued operations	—	8.9

Net cash used in investing activities of continuing operations	(94.7)	(160.6)
Net cash provided by investing activities of discontinued operations	—	17.1

Net cash used in investing activities	(94.7)	(143.5)

Cash flows from financing activities of continuing operations:
Proceeds (borrowings) on bank lines of credit and other debt arrangements	29.1	(1.4)
Proceeds from issuance of debt	—	147.4
Payments made to redeem ACES/Senior Notes	(64.3)	(150.0)
Common stock repurchase	(10.1)	(205.7)
Proceeds from stock issued under option and employee purchase plans	4.5	5.4

Net cash used in financing activities of continuing operations	(40.8)	(204.3)
Net cash provided by (used in) financing activities of discontinued operations	2.5	(8.9)

Net cash used in financing activities	(38.3)	(213.2)

Effect of exchange rate changes on cash and cash equivalents	3.5	—

Net increase (decrease) in cash and cash equivalents	52.3	(469.8)
Total cash and cash equivalents at beginning of period	1,126.0	1,682.8

Total cash and cash equivalents at end of period	$1,178.3	$1,213.0

SUPPLEMENTAL SCHEDULE OF
Non-cash investing activities:
Purchase price of facilities previously under synthetic lease	$81.1	$—
Cancellation of receivable as payment for facilities	$(74.5)	$—

See accompanying notes to unaudited condensed consolidated financial statements.

SOLECTRON CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
(Unaudited)

NOTE 1 —	Basis of Presentation and Recent Accounting Pronouncements

Basis of Presentation

The accompanying financial data as of June 1, 2007 and for the three and nine months ended June 1, 2007 and May 26, 2006 has been prepared by the management of Solectron, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The August 25, 2006 condensed consolidated balance sheet was derived from audited consolidated financial statements, but does not include all disclosures required by generally accepted accounting principles. However, the management of Solectron believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in Solectron’s Annual Report on Form 10-K for the fiscal year ended August 25, 2006.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair consolidated statement of financial position as of June 1, 2007, the results of operations and comprehensive income for the three and nine months ended June 1, 2007 and May 26, 2006 and cash flows for the nine months ended June 1, 2007 and May 26, 2006 have been made. The consolidated results of operations for the three and nine months ended June 1, 2007 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

In past filings, for clarity of presentation, Solectron’s third quarter of fiscal 2006 was presented as having ended on May 31, 2006 rather than the actual close date of May 26, 2006. In these condensed consolidated financial statements, the third quarter of fiscal 2006 is presented as having ended on the actual close date of May 26, 2006. Solectron uses a 52- to 53-week fiscal year ending on the last Friday in August. The Company’s second quarters of fiscal 2007 and 2006 ended on March 2, 2007 and February 24, 2006 and contained 14 weeks and 13 weeks, respectively. The additional week is reflected in the nine months results presented for the fiscal period ended June 1, 2007. It is not possible to quantify the impact of this additional week on the fiscal period ended June 1, 2007.

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

Research and Development Expenses

Selling, general and administrative expense includes $6.6 million and $19.6 million of research and development expenses for the three and nine months ended June 1, 2007, respectively and $6.2 million and $21.9 million for the three and nine months ended May 26, 2006, respectively.

Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 expands the use of fair value accounting but does not affect existing standards, which require assets or liabilities to be carried at fair value. Under SFAS 159, a company may elect to use fair value to measure accounts and loans receivable, available-for-sale and held-to-maturity securities, equity method investments, accounts payable, guarantees and issued debt. Other eligible items include firm commitments for financial instruments that otherwise would not be recognized at inception and non-cash warranty obligations where a warrantor is permitted to pay a third party to provide the warranty goods or services. If the use of fair value is elected,

SOLECTRON CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

any upfront costs and fees related to the item must be recognized in earnings and cannot be deferred, e.g., debt issue costs. The fair value election is irrevocable and generally made on an instrument-by-instrument basis, even if a company has similar instruments that it elects not to measure based on fair value. At the adoption date, unrealized gains and losses on existing items for which fair value has been elected are reported as a cumulative adjustment to beginning retained earnings. Subsequent to the adoption of SFAS 159, changes in fair value are recognized in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007, which will be in the first quarter of the Company’s fiscal year 2009. The Company is currently evaluating the requirements of SFAS 159 and has not yet determined the impact of adoption, if any, on its financial position, results of operations or cash flows.

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

In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 108, (“SAB 108”). The interpretations in SAB 108 are being issued to address diversity in practice in quantifying financial statement misstatements and the potential under current practice for the build up of improper amounts on the balance sheet. SAB 108 is effective for the first fiscal year ending after November 15, 2006 and must be adopted by the fourth quarter of such fiscal year. Solectron has not yet completed its analysis of the impact of adopting the provisions of SAB 108 on its financial position, results of operations and cash flows; however, the company currently estimates that the expected net reduction to opening retained earnings will be approximately $13.7 million as a result of adopting SAB 108. The Company is continuing to evaluate the impact of adopting SAB 108 and, as a result, the actual reduction to the opening retained earnings balance could be different than the $13.7 million estimate.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 replaces the different definitions of fair value in the accounting literature with a single definition. It defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS 157 is effective for fair-value measurements already required or permitted by other standards for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company is currently in the process of determining the impact, if any, of adopting the provisions of SFAS 157 on its financial position, results of operations and cash flows.

NOTE 2 —	Stock-Based Compensation

Effective September 1, 2005, Solectron began recording compensation expense associated with stock options and other forms of equity compensation in accordance with Statement of Financial Accounting Standards No. 123R, “Share-Based Payment,” (“SFAS 123R”) as interpreted by SEC Staff Accounting Bulletin No. 107. Solectron adopted the modified prospective transition method provided under SFAS 123R. Under this transition method, compensation cost associated with stock options now includes 1) quarterly amortization related to the remaining unvested portion of all stock option awards granted prior to September 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123; and 2) quarterly amortization related to all stock option awards granted subsequent to September 1, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. In addition, Solectron records expense over the offering period and the vesting

SOLECTRON CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

term, respectively, in connection with 1) shares issued under its employee stock purchase plan and 2) discounted stock options. The compensation expense for stock based compensation awards includes an estimate for forfeitures and is recognized over the expected term of the options using the straight-line method. Under SFAS 123R, benefits of tax deductions in excess of recognized compensation costs are to be recorded as a financing cash inflow rather than as a reduction of taxes paid. For the three and nine months ended June 1, 2007, no excess tax benefits were generated from option exercises. The Company has recorded no amount for excess tax benefits in additional paid-in capital since the adoption of SFAS 123R. To determine excess tax benefits, the Company used the alternative transition method (short-cut method) as set forth in the FASB Staff Position No. FAS 123R-3 “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards.”

Total stock compensation expense for the three months ended June 1, 2007 of $6.3 million was included in cost of sales and selling, general and administrative expense in the amounts of $0.6 million and $5.7 million, respectively. Total stock compensation expense for the nine months ended June 1, 2007 of $20.1 million was included in cost of sales and selling, general and administrative expense in the amounts of $3.1 million and $17.0 million, respectively. Total stock compensation expense for the three months ended May 26, 2006, of $6.7 million was included in cost of sales and selling, general and administrative expense in the amounts of $1.5 million and $5.2 million, respectively. Total stock compensation expense for the nine months ended May 26, 2006, of $16.9 million was included in cost of sales and selling, general and administrative expense in the amounts of $5.1 million and $11.8 million, respectively. There is no tax benefit recorded for this expense due to full valuation allowances in the jurisdictions for which these options are deductible for tax purposes.

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

The fair value of each option award is estimated on the date of grant using the Black-Scholes valuation model and the assumptions noted in the following table. The expected life of options is based on observed historical exercise patterns. For the three and nine months ended June 1, 2007 and May 26, 2006 respectively, the expected volatility of stock options is based upon equal weightings of the historical volatility of Solectron stock and, for fiscal periods in which there is sufficient trading volume in options on Solectron’s stock, the implied volatility of traded options on Solectron stock having a life of more than six months. The expected volatility of Employee Share Purchase Plan shares is based on the implied volatility of traded options on the Company’s stock in periods in which there is sufficient trading volume in those options. Otherwise, historical volatility is utilized. The risk-free interest rate is based on the implied yield on a U.S. Treasury zero-coupon issue with a remaining term equal to the expected term of the option. The dividend yield reflects that Solectron has not paid any cash dividends since inception and does not intend to pay any cash dividends in the foreseeable future.

	Three Months Ended		Nine Months Ended
	June 1,	May 26,	June 1,	May 26,
Stock Optionstu	2007	2006	2007	2006

Expected volatility	58%	59%	58%	52% - 59%
Dividend yield	zero	zero	zero	zero
Expected life	5.1	4.4 years	4.4 years to 5.1 years	4.3 years to 4.9 years
Risk-free rate	4.38%	4.90%	4.38% to 4.95%	4.43% to 4.95%

SOLECTRON CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

	Three Months Ended		Nine Months Ended
	June 1,	May 26,	June 1,	May 26,
Employee Stock Purchase Plan	2007	2006	2007	2006

Weighted-average volatility	30% - 58%	30%	30% - 58%	30% - 44%
Dividend yield	zero	zero	zero	zero
Expected life	6 - 12 months	6 - 12 months	6 - 12 months	6 - 12 months
Risk-free rate	4.95%	4.43%	4.95% - 5.10%	3.94% - 4.43%

The Company has recorded $2.1 million and $8.1 million of compensation expenses relative to stock options (other than discounted stock options) for the three and nine months ended June 1, 2007, respectively, in accordance with SFAS 123R. As of June 1, 2007, there was $21.6 million of total unrecognized compensation costs related to stock options. These costs are expected to be recognized over a weighted-average period of 1.5 years. A summary of stock option activity under the plans for the nine months ended June 1, 2007 is presented as follows:

		Weighted
	Stock Option	Average
	Awards Outstanding	Exercise Price

Balance, August 25, 2006	45,012,363	$9.09
Granted	718,233	$3.21
Exercised	13,700	$2.09
Forfeited	334,327	$3.80
Cancelled	1,902,567	$28.73

Balance, November 24, 2006	43,480,002	$8.17

Exercisable at November 24, 2006	35,139,930	$9.22

Balance, November 24, 2006	43,480,002	$8.17
Granted	7,389,068	$3.49
Exercised	7,740	$2.35
Forfeited	429,754	$3.97
Cancelled	1,295,618	$10.80

Balance, March 2, 2007	49,135,958	$7.44

Exercisable at March 2, 2007	35,501,315	$8.91

Balance, March 2, 2007	49,135,958	$7.44
Granted	353,900	$3.11
Exercised	51,504	$2.11
Forfeited	796,676	$3.94
Cancelled	8,514,012	$6.74

Balance, June 1, 2007	40,127,666	$7.62

Exercisable at June 1, 2007	28,110,916	$9.36

The weighted-average fair value of stock options granted during the three and nine months ended June 1, 2007 was $1.70 and $1.89, respectively. The total intrinsic value of stock options exercised during the three and nine months ended June 1, 2007 was not material.

At June 1, 2007, an aggregate of 52.9 million shares were authorized for future issuance under our stock plans, which cover stock options (including discounted stock options) and shares available for purchase under our, Employee Stock Purchase Plans. A total of 45.2 million shares of common stock were available for grant under

SOLECTRON CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

Solectron’s stock option plans as of June 1, 2007. Awards that expire or are cancelled without delivery of shares generally become available for issuance under the plans.

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

Employee Stock Purchase Plan

Under Solectron’s Employee Stock Purchase Plan, employees meeting specific employment qualifications are eligible to participate and can purchase shares semi-annually through payroll deductions at the lower of 85% of the fair market value of the stock at the commencement or end of the purchase period. The Employee Stock Purchase Plan permits eligible employees to purchase common stock through payroll deductions for up to 10% of qualified compensation, with an annual maximum of $25,000 in retail value. Solectron has treated the Employee Stock Purchase Plan as a compensatory plan. The Company has recorded compensation expense relative to the Employee Stock Purchase Plan in the three and nine months ended June 1, 2007 of zero and $2.6 million, respectively and $0.7 million and $2.4 million for the three and nine months ended May 26, 2006.

Restricted Stock Awards and Discounted Stock Options

During fiscal 2005 and 2004, Solectron issued discounted stock options under its 2002 Stock Plan of 1.5 million and 0.7 million shares, respectively, to certain eligible executives and employees at a price below the market value of the Company’s common stock on the day of the stock option grant. During the fiscal year ended August 25, 2006, 7.0 million discounted options were granted to certain eligible employees and during the first quarter of fiscal year 2007, 1.2 million discounted options were granted to certain eligible employees. During the second quarter of fiscal 2007, under Solectron’s 2002 Stock Plan, 4.0 million discounted options were granted to certain eligible employees and 1.8 million discounted options were granted to certain executive officers. During the third quarter of fiscal 2007, under Solectron’s 2002 Stock Plan, 4.9 million discounted options were granted to certain eligible employees and to certain executive officers. Compensation expense under the fair value method for the three and nine months ended June 1, 2007, is being amortized over the vesting period and was $4.2 million and $9.4 million, respectively and for the three and nine months ended May 26, 2006 was $2.0 million and $4.4 million, respectively. For compensation expense purposes, the intrinsic value of restricted stock awards and discounted stock options equals the fair market value of these awards on the date of grant.

The weighted-average fair value of the discounted stock options granted in the three and nine months ended June 1, 2007 was $3.14 per share and $3.26 per share, respectively and for the three and nine months ended May 26, 2006 was $4.01 and $3.84, respectively. At June 1, 2007, unrecognized costs related to restricted stock awards and discounted stock options totaled approximately $39.4 million and is expected to be recognized over a weighted-average period of 2.7 years. The total fair value of restricted stock and discounted stock options vested was zero during the three and nine months ended June 1, 2007 and $1.0 million during the three and nine months ended May 26, 2006, respectively.

NOTE 3 —	Stock Repurchase

On November 1, 2005, Solectron’s Board of Directors approved a stock repurchase program whereby the Company was authorized to repurchase up to $250 million of the Company’s common stock pursuant to a 10b5-1 trading plan. Solectron commenced this $250 million repurchase program at the end of the quarter ended February 24, 2006. In October 2006, the Board of Directors approved a twelve-month extension to the stock repurchase program. As of June 1, 2007, Solectron had repurchased and retired a total of 17.8 million shares under the repurchase program for approximately $61.6 million. During the third quarter of fiscal 2007, Solectron made no repurchases under the plan.

SOLECTRON CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

NOTE 4 —	Inventories

Inventories related to continuing operations as of June 1, 2007 and August 25, 2006, consisted of the following (in millions):

	June 1,	August 25,
	2007	2006

Raw materials	$1,212.9	$1,127.0
Work-in-process	209.1	202.2
Finished goods	408.8	186.9

Total	$1,830.8	$1,516.1

On March 9, 2007, Solectron launched the Cisco Systems Lean Initiative. This initiative required us to purchase PCBA boards that were previously sold to Cisco Systems. As a result, the Company had a net reduction of revenue of $240.7 million and an increase to inventories of $260.3 million for the second quarter of fiscal 2007. In addition, during the third quarter of fiscal 2007, the Company purchased $74.4 million of inventory from third party suppliers in connection with the initiative. Under the Cisco Systems Lean Initiative, Solectron is required to complete the building of systems and boxes. Systems and boxes require PCBA boards and third party built parts. Under the previous arrangement with Cisco Systems, the Company was required only to manufacture PCBA boards and if required by Cisco subsequently, the Company built systems and boxes on a consignment basis.

NOTE 5 —	Accounts Receivable, Net

Accounts receivable, net related to continuing operations as of June 1, 2007 and August 25, 2006 consisted of the following (in millions):

	June 1,	August 25,
	2007	2006

Accounts receivable	$1,500.8	$1,443.8
Less: Allowance for doubtful accounts	7.2	14.5

Accounts receivable, net	$1,493.6	$1,429.3

NOTE 6 —	Property and Equipment, Net

Property and equipment, net related to continuing operations as of June 1, 2007 and August 25, 2006, consisted of the following (in millions):

	June 1,	August 25,
	2007	2006

Land	$61.0	$43.5
Buildings and improvements	429.6	367.1
Leasehold improvements	90.1	100.8
Furniture, fixtures, equipment and other	1,047.9	1,040.0
Computer equipment and software	350.8	338.3

	1,979.4	1,889.7
Less: Accumulated depreciation and amortization	1,242.0	1,216.3

Property and equipment, net	$737.4	$673.4

SOLECTRON CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

NOTE 7 —	Debt

8.00% Senior Subordinated Notes due 2016

On February 14, 2006, Solectron’s wholly owned subsidiary Solectron Global Finance Ltd (“Solectron Global Finance”) issued $150 million of senior subordinated notes due 2016 (the “Subordinated Notes”). The Subordinated Notes are unconditionally guaranteed by Solectron on a senior subordinated basis, will mature on March 15, 2016, and bear interest at the rate of 8% annually. Cash interest payments on the Subordinated Notes will be made semiannually in arrears on March 15 and September 15 of each year. The Subordinated Notes will be redeemable, in whole or in part, at any time on or after March 15, 2011 at specified redemption prices plus accrued and unpaid interest. Prior to March 15, 2011, Solectron Global Finance or Solectron will have the option to redeem the Subordinated Notes, in whole or in part at a price equal to the greater of (1) 100% of the principal amount of the Subordinated Notes redeemed plus accrued and unpaid interest or (2) the make-whole premium plus accrued and unpaid interest. In addition, subject to certain conditions, prior to March 15, 2009, Solectron Global Finance or Solectron may redeem up to 35% of the aggregate principal amount of the Subordinated Notes with the net proceeds of a qualified public common stock offering by Solectron at a redemption price of 108% of the principal amount of the Subordinated Notes, plus any accrued and unpaid interest to the redemption date. On September 5, 2006, pursuant to a Registration Rights Agreement, Solectron Global Finance and Solectron completed an exchange offer of $150 million in aggregate principal amount of Solectron Global Finance’s 8.00% Senior Subordinated Notes due 2016 (the “Exchange Notes”) that have been registered under the Securities Act for the same principal amount of its outstanding unregistered Subordinated Notes. 100% of the outstanding unregistered Subordinated Notes were exchanged for the registered Exchange Notes. The Exchange Notes are guaranteed by Solectron on a senior subordinated basis and the guarantee with respect to the Exchange Notes has been registered under the Securities Act. At June 1, 2007, the aggregate carrying amount of the Exchange Notes of $150 million is classified as long-term debt.

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

After the exchange offer was completed, there were approximately $2.7 million aggregate principal amount of Original Notes outstanding. Interest on both the Original Notes and the New Notes (together, the “convertible notes”) will be paid on February 15 and on August 15 of each year. The conversion rate for the convertible notes is 103.4468 per $1,000 principal amount, subject to certain adjustments in certain circumstances. This is equivalent to a conversion price of $9.67 per share. At June 1, 2007, the aggregate carrying amount of the convertible notes is $450 million, and classified as long-term debt.

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

Liquid Yield Option Notes (LYONstm)

On June 1, 2007, Solectron has $8.2 million aggregate accreted value of LYONstm outstanding with an interest rate of 2.75%. These notes are unsecured and unsubordinated indebtedness of Solectron. Solectron will pay no interest prior to maturity. Each note has a yield of 2.75% with a maturity value of $1,000 on May 8, 2020. Each note is convertible at any time by the holder to common shares at a conversion rate of 12.3309 shares per note. Holders will be able to require Solectron to purchase all or a portion of their notes on May 8, 2010, at a price of $761.00 per note. Solectron, at its option, may redeem all or a portion of the notes at any time. As of June 1, 2007, the accreted value of the 2.75% LYONstm is classified as long-term debt on the consolidated balance sheet.

On June 1, 2007, Solectron had $0.9 million aggregate accreted value of LYONstm outstanding with an interest rate of 3.25%. These notes are unsecured and unsubordinated indebtedness of Solectron. Solectron will pay no interest prior to maturity. Each note has a yield of 3.25% with a maturity value of $1,000 on November 20, 2020. Each note is convertible at any time by the holder to common shares at a conversion rate of 11.7862 shares per note. Holders will be able to require Solectron to purchase all or a portion of their notes on November 20, 2010, at a price of $724.42 per note. Solectron, at its option, may redeem all or a portion of the notes at any time on or after May 20, 2004. As of June 1, 2007, the accreted value of the 3.25% LYONstm is classified as long-term debt.

Credit Facility

On August 28, 2006, Solectron entered into a $350 million Credit Agreement (“the Credit Agreement”) that amends and replaces a $500 million secured revolving facility. The Credit Agreement provides for a revolving, multicurrency, secured-credit facility, which may be used to borrow revolving loans or issue standby letters of credit, subject to a $100 million letter of credit sub-limit. The Company may request an increase in the credit facility of up to an additional $150 million, to provide for an aggregate commitment of up to $500 million. There are currently no revolving loans outstanding and approximately $0.6 million in letters of credit outstanding under the Credit Agreement. The revolving loans under the Credit Agreement bear interest, at the Company’s option, at either (i) the base rate, which is defined as a fluctuating rate per annum equal to the greater of (A) Bank of America N.A.’s

SOLECTRON CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

prime rate, or (B) the average rate on overnight federal funds plus one-half of one percent, or (ii) a rate equal to (A) the London Inter-bank Offered Rate (LIBOR) plus (B) an applicable margin ranging from 1.0% to 2.0% based on Solectron’s non-credit-enhanced senior unsecured long-term debt ratings. The Credit Agreement matures on August 28, 2009 and may be prepaid at any time without penalty or premium at the option of the Company.

NOTE 8 —	Derivative Instruments

Solectron enters into foreign exchange forward contracts intended to reduce the short-term impact of foreign currency fluctuations on foreign currency receivables, investments, payables and indebtedness. The gains and losses on the foreign exchange forward contracts are intended largely to offset the transaction gains and losses on the foreign currency receivables, investments, payables, and indebtedness recognized in operating results. Solectron does not enter into foreign exchange forward contracts for speculative purposes. Solectron’s foreign exchange forward contracts related to current assets and liabilities are generally nine months or less in original maturity. The majority of the forward contracts are not designated as hedges under SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”). The changes in the values of these forward contracts are included in other expense, net and were immaterial for the three and nine months ended June 1, 2007.

During the second quarter of fiscal 2007, the Company entered into certain foreign exchange forward contracts, with a total notional amount approximating $12.2 million. These foreign exchange forward contracts are designated as a “cash flow hedge” under SFAS No. 133. These contracts have various maturity dates that coincide with the occurrence of the exposure being hedged. The change in the fair value of these contracts representing the effective portion of the hedge is recorded to other comprehensive income. The ineffective portion of these contracts was recorded to earnings. The amount recorded in other comprehensive income will be recognized in net earnings when the underlying hedged exposure occurs. As of June 1, 2007, the deferred foreign exchange gain expected to be reclassified to earnings in the next three months was $0.4 million.

As of June 1, 2007, Solectron had outstanding foreign exchange forward contracts with a total notional amount of approximately $423.7 million related to continuing operations, including the $12.2 million of “cash flow hedges” discussed previously.

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

Future Minimum Lease Obligations

Future minimum payments for operating lease obligations related to continuing operations are as follows:

	Payments Due by Period
		Short-
	Total	Term	Q4 ’08	FY09	FY10	FY11	FY12	Thereafter
	(In millions)

Operating leases	$148.7	$37.9	$8.5	$30.4	$23.0	$14.5	$12.0	$22.4

Legal Proceedings

Solectron is from time to time involved in various litigation and legal matters arising in the normal course of its business operations. Management believes that the final resolution of these matters will not have a material adverse

SOLECTRON CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

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

On June 4, 2007, a purported class action complaint has been filed alleging breach of fiduciary duty of the directors of Solectron in the Superior Court of the State of California, County of Santa Clara, seeking to enjoin the proposed merger between Solectron and Flextronics International Ltd. (“Flextronics”) described in Note 17 below. While this case is in the early stages, Solectron believes that it is without merit. Any judgments, however, in respect of this or similar lawsuits that are adverse to Flextronics and Solectron may adversely affect Flextronics and Solectron’s ability to consummate the merger.

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

Solectron has an accrued liability balance for environmental remediation of $35.8 million, as of June 1, 2007 and August 25, 2006.

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

SFAS No. 109, “Accounting for Income Taxes,” requires that a valuation allowance be established when it is “more likely than not” that all or a portion of deferred tax assets will not be realized. A review of all available positive and negative evidence needs to be considered, including the Company’s performance, the market environment in which the Company operates, the utilization of past tax credits, length of carryback and carryforward periods, and existing contracts or sales backlog that will result in future profits, among other factors. It further states that forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence such as cumulative losses in recent years in the jurisdictions to which the deferred tax assets relate. Therefore, cumulative losses weigh heavily in the overall assessment. As a result of the review undertaken after the end of the third quarter of fiscal 2003, Solectron concluded that it was appropriate to establish a full valuation allowance for most of the net deferred tax assets arising from its operations in the jurisdictions to which the deferred tax assets relate. The total valuation allowance is approximately $1.6 billion as of June 1, 2007. In addition, Solectron expects to continue to provide a full valuation allowance on future tax benefits until it can demonstrate a sustained level of profitability that establishes its ability to utilize the assets in the jurisdictions to which the assets relate. Solectron incurred tax expense in certain countries that are not subject to the aforementioned valuation allowance during the three and nine months ended June 1, 2007.

Certain of Solectron’s non-US operations are reporting taxable profits, mostly arising in the same low-cost locations where the majority of our manufacturing capabilities are found. Solectron will not be able to offset any tax expense associated with these taxable profits with the unrecognized deferred tax assets described above, because, for the most part, those assets did not arise in the same jurisdictions where Solectron is realizing taxable profits.

SOLECTRON CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

The income tax provision for the interim periods is based on the best estimate of the effective tax rate expected to be applicable for the full fiscal year. Changes in the interim period for the tax (or benefit) related to items other than ordinary income are individually computed and recognized when the items occur. Included in the computation of three foreign entities’ estimated annual effective tax rate is the income tax benefits associated with a refund of taxes paid on the reinvested earnings of the foreign subsidiaries. During the nine months ended June 1, 2007, the Company recorded income tax benefits of $4.4 million associated with the refund of taxes paid on the reinvested earnings, of which $2.5 million of the tax benefit was included in the computation of the foreign entities’ estimated annual effective tax rate. The remaining portion of the refund of taxes paid on reinvested earnings in the amount of $1.9 million was individually computed and recognized in the three months ended November 24, 2006. Beginning January 1, 2007, the Company has decided to no longer apply for reinvestment of earnings, as a result, the amount of the tax benefit included in the foreign entities’ estimated annual effective tax rate during the nine months ended June 1, 2007 is lower than the amount reported for the first quarter of fiscal 2007.

The Internal Revenue Service (“IRS”) and other tax authorities regularly examine the Company’s income tax returns. During the fourth quarter of fiscal 2006, the IRS completed its field examination of the Company’s federal income tax returns for fiscal years 2001 and 2002 and issued a Revenue Agent’s Report (“RAR”). The RAR is not a final Statutory Notice of Deficiency, and the Company has protested certain of the proposed adjustments with the Appeals Office of the IRS. The most significant of the disputed adjustments relates to transfer pricing arrangements that the Company has with its foreign subsidiaries. The Company believes that the proposed IRS adjustments are inconsistent with applicable tax laws, and that it has meritorious defenses to the proposed adjustments. The Company has accrued an amount determined to be a reasonable estimate of the loss. Although there is a reasonable possibility that additional amounts will be paid or incurred, an estimate of the possible loss or range of loss cannot be made.

During the quarter ended March 2, 2007, the IRS issued a final Statutory Notice of Deficiency for the disallowance of a loss associated with a transaction entered into by a domestic subsidiary in a tax year prior to the subsidiary’s acquisition by Solectron. The Company did not record an additional accrual related to this item during the quarter, as it believes that adequate amounts of tax and interest have already been recorded. On April 30, 2007, the Company filed a petition with the U.S. Tax Court for redetermination of the deficiency set forth by the IRS.

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

Solectron’s Chief Operating Decision Maker is the Interim Chief Executive Officer. The Interim Chief Executive Officer evaluates financial information on a company-wide basis for purposes of making decisions and assessing financial performance. Accordingly, Solectron has one operating segment.

Geographic information for continuing operations as of and for the periods presented is as follows (in millions):

	Three Months Ended		Nine Months Ended
	June 1,	May 26,	June 1,	May 26,
	2007	2006	2007	2006

Geographic net sales:
United States	$910.6	$787.4	$2,655.8	$2,392.5
Other North and Latin America	458.6	403.9	1,439.8	1,147.6
Europe	376.2	306.6	1,128.2	909.3
Malaysia	515.8	568.7	1,595.8	1,580.8
China	404.7	398.2	1,131.8	936.8
Other Asia Pacific	319.4	237.8	934.9	691.6

	$2,985.3	$2,702.6	$8,886.3	$7,658.6

Geographic net sales are attributable to the country in which the product is manufactured.

	June 1,	August 25,
	2007	2006

Long-lived assets:
United States	$190.6	$110.0
Other North and Latin America	161.6	162.3
Europe	119.3	118.2
Asia Pacific	265.9	282.9

	$737.4	$673.4

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

	Three Months Ended		Nine Months Ended
	June 1,	May 26,	June 1,	May 26,
	2007	2006	2007	2006

Computing & Storage	32.6%	32.4%	32.8%	33.0%
Networking	25.6%	23.6%	24.2%	25.4%
Communications	19.3%	19.3%	19.9%	18.6%
Consumer	9.9%	11.6%	10.9%	10.0%
Industrial	8.4%	9.1%	8.2%	8.5%
Automotive	2.1%	2.0%	1.9%	2.7%
Other	2.1%	2.0%	2.1%	1.8%

Total	100.0%	100.0%	100.0%	100.0%

Certain customers accounted for 10% or more of our net sales. The following table includes those customers and the percentage of net sales attributed to them for the periods indicated:

	Three Months Ended		Nine Months Ended
	June 1,	May 26,	June 1,	May 26,
	2007	2006	2007	2006

Cisco Systems	19.7%	16.3%	17.6%	17.1%
Nortel Networks	*	*	*	10.3%
Hewlett-Packard	10.2%	*	10.1%	*

(*)	Less than 10%

Solectron has concentrations of credit risk due to sales to the customers listed above as well as to Solectron’s other significant customers. As of June 1, 2007, Hewlett-Packard accounted for approximately 17.2% of total accounts receivable related to continuing operations.

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

SOLECTRON CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

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

Overview of Restructuring Plans

Fiscal Year 2007 Phase II Restructuring Plan

On March 26, 2007, the Solectron Board of Directors approved the Fiscal Year 2007 Phase II Restructuring Plan, pursuant to Solectron’s phased approach to restructuring announced in the first quarter of fiscal 2007, to further optimize its global footprint and reduce its cost structure. Solectron estimates that total charges related to this phase of restructuring will be between $35 million to $45 million, of which approximately 90% represents cash expenditures. Total estimated charges primarily consist of (i) $23 million to $30 million related to severance costs, (ii) $9 million to $12 million related to leased facility liabilities and transfer and other exit costs and (iii) an estimated non-cash charge of $3 million related to disposition or impairment of facilities and equipment, $1.3 million of which was impaired at the end of the second quarter of fiscal 2007. The restructuring plan consists of the following measures:

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

Cumulative restructuring costs recorded under the Fiscal 2007 Phase II Restructuring Plan as of June 1, 2007 were $25.4 million. This consists of $23.7 million in severance, $1.3 million in impairment charges on facilities and equipment (impaired at the end of the second quarter of fiscal 2007) and $0.4 million of transfer costs, other expenses and leased facilities expenses.

As of June 1, 2007, Solectron has reduced its workforce by 90 personnel in connection with this plan and expects to reduce headcount by an additional 1,200 to 1,400 personnel prior to the completion of this plan. The remaining accrual balance of $22.4 million consists primarily of existing severance commitments for 1,200 to 1,400 personnel, the majority of which will be paid by December 31, 2007.

In certain circumstances, severance accruals may not be required. This may result from re-employment outside of Solectron or failure to file for severance benefits. When it is determined that accruals are no longer required in these situations, the Company reverses the accruals through the income statement line item originally charged. The Fiscal Year 2007 Phase II Restructuring Plan is expected to be completed within twelve months of the Board’s approval of the plan.

Fiscal Year 2007 Phase I Restructuring Plan

On October 2, 2006, the Solectron Board of Directors approved the Fiscal Year Phase I 2007 Restructuring Plan to optimize its global footprint and reduce its cost structure. Solectron anticipates that total charges related to this restructuring plan will be between $50 million to $60 million. Total estimated charges consist of (i) $32 million to $39 million related to severance costs, (ii) $10 million to $13 million related to leased facility liabilities and

SOLECTRON CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

transfer and other exit costs and (iii) an estimated non-cash charge of $8 million related to disposition or impairment of facilities and equipment. The restructuring plan consists of the following measures:

•	Close or consolidate approximately 700,000 square feet of facilities in Western Europe and North America.

•	Reduce approximately 1,200 to 1,400 employees at the facilities being closed or consolidated. Although there may be a potential decrease from the original plan estimate of 1,400 employees, severance costs will still be in the range provided.

•	Impair certain long-lived assets (primarily buildings and leasehold improvements) in connection with the facilities being vacated and equipment made excess or obsolete to the extent that we would be unable to recover their carrying value upon sales to third parties.

Cumulative restructuring costs recorded under the Fiscal 2007 Phase I Restructuring Plan as of June 1, 2007 were $50.0 million. This consists of $39.1 million in severance, $5.1 million in impairment charges on facilities and equipment (which includes $3.1 million recorded in the fourth quarter of fiscal year 2006), and $5.8 million of transfer costs, other expenses and leased facilities expenses.

As of June 1, 2007, Solectron has reduced its workforce by 1,050 personnel in connection with this plan and expects to reduce headcount by an additional 150 to 350 personnel prior to the completion of this plan. The remaining accrual balance of $13.1 million is primarily related to existing severance commitments for 150 to 350 personnel, the majority of which will be paid by November 30, 2007.

In certain circumstances, severance accruals may not be required. This may result from re-employment outside of Solectron or failure to file for severance benefits. When it is determined that accruals are no longer required in these situations, the Company reverses the accruals through the income statement line item originally charged. The Fiscal Year 2007 Phase I Restructuring Plan is expected to be completed within twelve months of the Board’s approval of the plan.

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

SOLECTRON CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

Cumulative restructuring costs recorded under the Fiscal Year 2005 Restructuring Plan as of June 1, 2007 were $59.5 million. As of June 1, 2007, Solectron has reduced its workforce by 2,506 personnel in connection with this plan and expects to reduce headcount by an additional 16 personnel prior to the completion of this plan. The remaining accrual balance of $1.2 million is primarily related to expenses associated with taxes, leased facilities and severance payouts. The Company expects to pay out a substantial portion of these costs during the next two fiscal quarters. This plan was substantially completed as of the end of fiscal 2006.

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

The Fiscal Year 2004 Restructuring Plan was expected to result in total restructuring charges of $20.0 million. Through June 1, 2007, Solectron had recorded restructuring charges of approximately $26.1 million related to this plan. This amount consisted of $9.8 million of severance charges, $10.2 million relating to the impairment of certain long-lived assets, and $6.1 million of facility lease obligation and other expenses. This restructuring plan is substantially complete. The remaining accrual balance of $2.4 million as of June 1, 2007 is primarily related to an ongoing facility lease obligation, which expires in 2011. However, Solectron may incur additional restructuring costs as it revises estimates due to changes in assumptions used for the facility lease loss accrual.

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

Solectron incurred restructuring charges in the third quarter of fiscal 2007 in accordance with previously announced plans. Total net restructuring and impairment costs of $29.6 million were charged against continuing operations as a result of these planned actions as well as revisions to previous estimates.

SOLECTRON CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

The following table summarizes restructuring charges and impairment included in the accompanying condensed consolidated statements of operations (in millions):

	Three Months Ended		Nine Months Ended
	June 1,	May 26,	June 1,	May 26,
	2007	2006	2007	2006	Nature

Loss on disposal of and impairment of equipment and facilities, net	$0.8	$0.2	$5.5	$8.7	non-cash
Intangible asset impairment charge, net		—		1.9	non-cash

Total impairment of equipment, facilities and intangibles	0.8	0.2	5.5	10.6

Severance and benefit costs (reversal)	25.9	(0.2)	63.4	(10.1)	cash
Net adjustment to facility lease loss accrual	0.9	1.8	8.8	6.3	cash
Net adjustment to equipment lease loss accrual	—	—	—	0.1	cash
Other exit costs	2.0	0.8	3.0	2.2	cash

Total cash restructuring	28.8	2.4	75.2	(1.5)

Total cash and non-cash restructuring	$29.6	$2.6	$80.7	$9.1

Restructuring Accrual

The following table summarizes the restructuring accrual balance for continuing operations as of June 1, 2007 (in millions). The amounts presented include remaining obligations under both the Fiscal Year 2007 Restructuring Plans and prior plans.

	Severance	Lease Facilities
	and Benefits	and Equipment	Other	Total

Balance of accrual at August 25, 2006	$7.1	$23.1	$0.1	$30.3
Q1 FY07 Provision	29.8	2.9	0.4	33.1
Q1 FY07 Provision adjustments	(0.2)			(0.2)
Q1 FY07 Cash payments	(3.3)	(9.7)	(0.5)	(13.5)

Balance of accrual at November 24, 2006	33.4	16.3	—	49.7

Q2 FY07 Provision	8.4	4.2	0.6	13.2
Q2 FY07 Provision adjustments	(0.5)	0.4	—	(0.1)
Q2 FY07 Cash payments	(12.0)	(4.1)	(0.5)	(16.6)

Balance of accrual at March 2, 2007	29.3	16.8	0.1	46.2

Q3 FY07 Provision	26.5	1.0	2.0	29.5
Q3 FY07 Provision adjustments	(0.5)	(0.4)	—	(0.9)
Q3 FY07 Cash payments	(22.1)	(3.8)	(2.1)	(28.0)

Balance of accrual at June 1, 2007	$33.2	$13.6	$—	$46.8

Accruals related to restructuring activities were recorded in accrued expenses in the accompanying condensed consolidated balance sheets. Solectron expects to pay amounts related to severance and benefits within the next 12 months. The remaining balance, primarily consisting of lease commitment costs on facilities, is expected to be paid out through 2014.

SOLECTRON CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

Restructuring Activity by Plan

The restructuring and impairment charges incurred by restructuring plan during the nine months ended June 1, 2007 (in millions) were as follows:

	Fiscal 2007	Fiscal 2007
	Phase II	Phase I	Fiscal	Fiscal	Legacy
	Plan	Plan	2005 Plan	2004 Plan	Plans	Total

Balance of accrual at August 25, 2006	$—	$—	$7.1	$2.1	$21.1	$30.3
Q1 FY 2007 Provision	—	29.6	0.7	0.7	2.1	33.1
Q1 FY 2007 Provision adjustments	—	—	(0.1)	—	(0.1)	(0.2)
Q1 FY 2007 Cash payments	—	(3.1)	(0.8)	(0.2)	(9.4)	(13.5)

Balance of accrual at November 24, 2006	$—	$26.5	$6.9	$2.6	$13.7	$49.7

Q1 2007 Non-cash items						$1.4

Q2 FY 2007 Provision	—	11.8	0.9	0.3	0.2	13.2
Q2 FY 2007 Provision adjustments	—	0.4	(0.1)	(0.1)	(0.3)	(0.1)
Q2 FY 2007 Cash payments	—	(6.8)	(6.3)	(0.5)	(3.0)	(16.6)

Balance of accrual at March 2, 2007	$—	$31.9	$1.4	$2.3	$10.6	$46.2

Q2 2007 Non-cash items						$3.3

Q3 FY 2007 Provision	$24.1	$4.3	$0.3	$0.3	$0.5	29.5
Q3 FY 2007 Provision adjustments	—	(0.8)	—	—	(0.1)	(0.9)
Q3 FY 2007 Cash payments	(1.7)	(22.3)	(0.5)	(0.2)	(3.3)	(28.0)

Balance of accrual at June 1, 2007	$22.4	$13.1	$1.2	$2.4	$7.7	$46.8

Q3 2007 Non-cash items						$0.8

NOTE 13 —	Goodwill and Intangible Assets

Goodwill information is as follows (in millions):

Goodwill

Balance at August 25, 2006	$155.2
Acquisitions	3.4
Goodwill adjustments	0.5

Balance at June 1, 2007	$159.1

SOLECTRON CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

Solectron’s intangible assets are classified as other assets on the condensed consolidated balance sheets and categorized into three main classes: supply agreements, intellectual property and contractual and non-contractual customer relationships obtained in asset purchases or business combinations. The following table summarizes the intangible asset balance at June 1, 2007 and August 25, 2006 (in millions):

		Intellectual	Customer
	Supply	Property	Relationships
	Agreements	Agreements	and Other	Total

June 1, 2007
Gross amount	$95.9	$81.9	$75.3	$253.1
Accumulated amortization	(85.6)	(75.3)	(65.5)	(226.4)

Carrying value	$10.3	$6.6	$9.8	$26.7

August 25, 2006
Gross amount	$85.5	$80.3	$72.6	$238.4
Accumulated amortization	(85.4)	(73.3)	(63.4)	(222.1)

Carrying value	$0.1	$7.0	$9.2	$16.3

In January 2007, Solectron acquired NCR’s North American manufacturing business responsible for producing ATMs and payment solutions in the Americas and self-checkout systems globally. The acquisition resulted in acquiring identifiable intangible assets of approximately $12.9 million. The identifiable intangible assets acquired included a supply agreement valued at $11.0 million and intellectual property valued at $1.5 million. Both categories of identifiable intangible assets will be amortized over five years. The remaining balance of $0.4 million was allocated to goodwill.

During the three months ended June 1, 2007, Solectron acquired Software Remodeling, Inc., a business that provides software, electronic, mechanical, industrial design, and user interface design and engineering services to its customers for the production of electromechanical and software driven products. The purchase price of the acquisition was approximately $6.0 million, of which $0.8 million will be paid on the termination date, net of claims. The identifiable intangible assets acquired were comprised of customer relationships valued at $1.4 million and a noncompete agreement valued at $1.4 million. The amount allocated to goodwill was $3.0 million and the amount allocated to fixed assets was $0.2 million. The Company may be required to pay an additional amount of $1.9 million after the 12 month anniversary of the closing date as a retention award to certain key employees.

Amortization expense for the three and nine months ended June 1, 2007 was approximately $2.2 million and $4.7 million, respectively. Amortization expense for the three and nine months ended May 26, 2006 was approximately $1.0 million and $5.0 million, respectively. The Company anticipates that annual amortization expense for these intangibles over the next five years to be approximately $7.8 million, $6.6 million, $5.2 million, $3.8 million and $2.8 million, respectively.

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

SOLECTRON CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

and consolidated financial position of these businesses in discontinued operations within the consolidated statements of operations and the balance sheets for all periods presented.

The results from discontinued operations were as follows (in millions):

	Three Months Ended		Nine Months Ended
	June 1,	May 26,	June 1,	May 26,
	2007	2006	2007	2006

Net sales	$—	$—	$—	$—
Cost of sales	—	—	—	—

Gross profit	—	—	—	—
Operating expense (income) — net	0.1	0.4	1.0	(7.8)

Operating (loss) income	(0.1)	(0.4)	(1.0)	7.8
Other income — net	—	—	—	8.9

(Loss) income before income taxes, income taxes of $0	(0.1)	(0.4)	(1.0)	16.7

(Loss) income from discontinued operations, net of tax	$(0.1)	$(0.4)	$(1.0)	$16.7

During the first quarter of fiscal 2007, Solectron recorded $0.6 million of costs related to a sales tax assessment and ongoing facility carrying costs. During the second quarter of fiscal 2007, Solectron recorded $0.3 million of costs related to a foreign tax assessment formerly associated with a discontinued operation. During the third quarter of fiscal 2007, Solectron recorded $0.1 million of costs related to a foreign tax assessment formerly associated with a discontinued operation.

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

The sale agreements for all the divestitures contain certain indemnification provisions pursuant to which Solectron may be required to indemnify the buyer of the divested business for a limited period subsequent to the completion of the sale for liabilities, losses, or expenses arising out of breaches of covenants and certain breaches of representations and warranties relating to the condition of the business prior to and at the time of sale. As of June 1, 2007, most of these indemnification provisions have expired, and there were no significant liabilities recorded under these indemnification obligations. Additionally, Solectron may be required to indemnify a buyer for certain environmental remediation costs until 2014, such indemnification not to exceed $13 million. Solectron maintains an insurance policy to cover environmental remediation liabilities in excess of reserves previously established upon the acquisition of these properties. Solectron did not record any environmental charges upon disposition of these properties.

NOTE 15 —	Net Income Per Share Calculation

Basic net income per share is computed using the weighted average number of common shares outstanding during the period.

The computation of diluted net income per share includes the effect of dilutive securities on weighted average shares. Dilutive securities include options to purchase common stock and shares issuable upon conversion of

SOLECTRON CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

Solectron’s LYONs and Series A Convertible Senior Notes and are excluded in all periods as their effect was anti-dilutive.

Net income per share data from continuing operations were computed as follows (in millions, except per share amounts):

	Three Months Ended		Nine Months Ended
	June 1,	May 26,	June 1,	May 26,
	2007	2006	2007	2006

Basic earnings per share:
Income from continuing operations	$12.2	$42.4	$34.4	$79.7
Shares used in computation:
Weighted average ordinary shares outstanding	898.6	908.1	895.6	916.2

Basic earnings per share	$0.01	$0.05	$0.04	$0.09

Diluted earnings per share:
Income from continuing operations	$12.2	$42.4	$34.4	$79.7
Shares used in computation:
Weighted average ordinary shares outstanding	898.6	908.1	895.6	916.2
Employee stock options	0.1	0.2	0.1	0.2
Restricted stock	6.0	0.8	3.7	0.7
Shares issuable upon conversion of convertible securities	—	0.5	—	0.1

Weighted average number of shares	904.7	909.6	899.4	917.2

Diluted earnings per share	$0.01	$0.05	$0.04	$0.09

The following table summarizes the weighted average dilutive securities that were excluded from the above computation of diluted earnings per share because their inclusion would have an anti-dilutive effect (in millions):

	Three Months Ended		Nine Months Ended
	June 1,	May 26,	June 1,	May 26,
	2007	2006	2007	2006

Anti-dilutive securities:
Employee stock options	44.3	48.7	45.9	36.6
Shares issuable upon conversion of LYONS	0.2	—	0.2	—
Shares issuable upon conversion of 0.5% notes	0.3	—	0.3	—

Total anti-dilutive shares	44.8	48.7	46.4	36.6

NOTE 16 —	Related Party Transactions

In January 2006, Paul Tufano became Executive Vice President and Chief Financial Officer of Solectron and is currently serving as interim President and Chief Executive Officer and principal executive officer. Mr. Tufano is also a member of the Board of Directors of Teradyne, a customer of Solectron. Solectron has for the past 10 years, in the ordinary course of business, sold printed circuit board assemblies and sub-system assemblies to Teradyne and purchased in-circuit testers from Teradyne. During the quarter ended June 1, 2007, Solectron had sales of $55.3 million to Teradyne, all of which were made on an arms-length basis.

SOLECTRON CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

NOTE 17 —	Subsequent and Other Events

On June 4, 2007, it was announced that Solectron and Flextronics International Ltd. (“Flextronics”) entered into a definitive agreement for Flextronics to acquire Solectron. Under the terms of the definitive agreement, unanimously approved by the Boards of Directors of both companies, stockholders of Solectron will receive total consideration currently valued at approximately $3.7 billion, based on the closing price of Flextronics ordinary shares on June 1, 2007.

Upon consummation of the merger, each share of common stock of Solectron will be converted into the right to receive, at the election of each of the individual holders of Solectron shares, either, but not a combination of (i) 0.3450 shares of Flextronics or (ii) a cash payment of $3.89 per share, subject to the limitation that not more than 70% in the aggregate and no less than 50% in the aggregate of Solectron shares will be converted into shares of Flextronics. Completion of the merger is subject to customary conditions, including the approval of the stockholders of Solectron and Flextronics and the receipt of applicable regulatory approvals and clearances. Upon consummation, each outstanding option to purchase shares with an exercise price equal to or less than $5.00, whether or not exercisable, would be assumed by Flextronics. All other outstanding options to purchase shares will accelerate and become immediately exercisable for a period of at least 30 days prior to the effective time.

On February 27, 2007, in connection with the departure of the then Chief Executive Officer (“CEO”), the Executive Compensation and Management Resources Committee of the Board of Directors (the “Committee”) of Solectron approved retention arrangements for certain senior executives. On March 14, 2007, in connection with his appointment as Interim President and Chief Executive Officer to replace the former CEO, Board of Directors (the “Board”) of the Company entered into an Amended and Restated Executive Employment Agreement with Paul Tufano (the “Restated Agreement”). On April 16, 2007, in connection with the appointment of Roop Lakkaraju as Senior Vice President and Interim Chief Financial Officer to replace Mr. Tufano, who had been the Company’s Chief Financial Officer prior to being named the Company’s Interim President and Chief Executive Officer, the Committee approved the terms of the executive employment agreement to be entered into with Mr. Lakkaraju, which included a retention arrangement.

On June 3, 2007, the Committee approved the contribution and crediting of the Company contributions to be made to the Deferred Compensation Plan pursuant to the Retention Arrangements for Mr. Tufano, Mr. Lakkaraju and the senior executives to each individual’s deferred compensation account as of June 3, 2007, subject to the terms and conditions of the Deferred Compensation Plan. The Committee also approved accelerated vesting of all Company contributions to the Deferred Compensation Plan, including Company contributions credited to each executive’s account under the Deferred Compensation Plan pursuant to the Retention Arrangements, if the Deferred Compensation Plan is terminated. The Committee approved these changes to the Retention Arrangements to reflect the importance to the Company and its stockholders of retaining these executives, in light of the fact that the contribution trigger for the executives (other than Mr. Lakkaraju), namely the appointment of a new Chief Executive Officer, might not occur in light of the pending merger with Flextronics, and that the Deferred Compensation Plan could be terminated in connection with the merger prior to the vesting of the contributed amounts. Also, on June 3, 2007, the Board approved the contribution and crediting of the Company contributions to be made to the Deferred Compensation Plan pursuant to the Retention Arrangement for Mr. Tufano to Mr. Tufano’s deferred compensation account as of June 3, 2007, subject to the terms and conditions of the Deferred Compensation Plan. The Board also approved accelerated vesting of all Company contributions to the Deferred Compensation Plan, including Company contributions credited to Mr. Tufano’s account under the Deferred Compensation Plan pursuant to the Retention Arrangement, if the Deferred Compensation Plan is terminated. The Board approved these changes to Mr. Tufano’s Retention Arrangement to reflect the importance to the Company and its stockholders of retaining Mr. Tufano, in light of the fact that the contribution trigger, namely the appointment of a new Chief Executive Officer, might not occur in light of the pending merger with Flextronics and that the Deferred Compensation Plan could be terminated in connection with the merger prior to the vesting of the contributed amounts. In addition, the Committee adopted resolutions to clarify its original intent when it adopted the Retention Arrangements for Mr. Tufano and the senior executives, namely that such contribution amounts and the equity awards made or to be made to each individual pursuant to the Retention Arrangements would vest in full upon a termination of such individual’s employment under circumstances that would otherwise entitle the individual to severance payments pursuant to his employment agreement.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We provide a range of worldwide manufacturing and integrated supply-chain services to companies who design and market electronic products. Our revenue is generated from sales of our services primarily to customers in the Computing & Storage, Networking, Communications, Consumer, Industrial, Automotive, Medical and other markets. As a result of the services we perform for our customers, we are impacted by our customers’ ability to appropriately predict market demand for their products. While we work with our customers to understand their demand needs, we are removed from the actual end-market served by our customers. Consequently, determining future trends and estimates of activity can be difficult.

On March 9, 2007, Solectron launched the Cisco Systems Lean Initiative. This initiative required us to purchase PCBA boards that were previously sold to Cisco Systems. As a result, the Company had a net reduction of revenue of $240.7 million and an increase to inventories of $260.3 million for the second quarter of fiscal 2007. In addition, during the third quarter of fiscal 2007, the Company purchased $74.4 million of inventory from third party suppliers in connection with the initiative. Under the Cisco Systems Lean Initiative, Solectron is required to complete the building of systems and boxes. Systems and boxes require PCBA boards and third party built parts. Under the previous arrangement with Cisco Systems, the Company was required only to manufacture PCBA boards and if required by Cisco subsequently, the Company built systems and boxes on a consignment basis.

On June 4, 2007, it was announced that Solectron and Flextronics International Ltd. (“Flextronics”) entered into a definitive agreement for Flextronics to acquire Solectron. Under the terms of the definitive agreement, unanimously approved by the Boards of Directors of both companies, stockholders of Solectron will receive total consideration currently valued at approximately $3.7 billion, based on the closing price of Flextronics ordinary shares on June 1, 2007. Upon consummation of the merger each share of common stock of Solectron will be converted into the right to receive, at the election of each of the individual holders of Solectron shares, either, but not a combination of (i) 0.3450 shares of Flextronics or (ii) a cash payment of $3.89 per share, subject to the limitation that not more than 70% in the aggregate and no less than 50% in the aggregate of Solectron shares will be converted into shares of Flextronics. Completion of the merger is subject to customary conditions, including the approval of the stockholders of Solectron and Flextronics and the receipt of applicable regulatory approvals and clearances.

Summary of Results and Key Performance Indicators

The following table sets forth, for the three and nine month periods indicated, certain key operating results and other financial information (in millions):

	Three Months Ended		Nine Months Ended
	June 1,	May 26,	June 1,	May 26,
	2007	2006	2007	2006

Net sales	$2,985.3	$2,702.6	$8,886.3	$7,658.6
Gross profit	151.4	142.2	453.6	396.8
Selling, general and administrative expense	112.1	112.2	338.6	323.9
Income from continuing operations	12.2	42.4	34.4	79.7

Management regularly reviews financial and non-financial performance indicators to assess the Company’s operating results. The following table sets forth, for the quarterly periods indicated, certain of management’s key financial performance indicators.

Three Months Ended
	June 1,	March 2,	November 24,	August 25,	May 26,
	2007	2007	2006	2006	2006

Inventory turns	6.2 turns	6.5 turns	7.3 turns	7.3 turns	7.2 turns
Days sales outstanding (DSO)	44 days	45 days	44 days	43 days	42 days
Days payable outstanding (DPO)	63 days	59 days	52 days	53 days	54 days
Cash-to-cash cycle (C2C)	38 days	42 days	41 days	39 days	38 days
Capital expenditures (in millions)	$42.4	$50.0	$33.4	$40.9	$46.0

Inventory turns are calculated as the ratio of cost of sales compared to the average inventory for the quarter. DSO is calculated as the ratio of average accounts receivable, net, for the quarter compared to average daily net sales for the quarter. DPO is calculated as the ratio of average accounts payable during the quarter compared to average daily cost of sales for the quarter. The decrease in inventory turns and the increase in DPO for the three months ended June 1, 2007 and March 2, 2007 compared to the three months ended November 24, 2006 were a result of the Cisco Systems Lean Initiative launched in the second quarter of fiscal 2007, in which the Company repurchased $260.3 million of inventory in the second quarter of fiscal 2007 and purchased $74.4 million of inventory from third-party suppliers in the third quarter of fiscal 2007. The C2C cycle is determined by taking the ratio of 360 days compared to inventory turns plus DSO minus DPO. The calculation of the C2C cycle for the three months ended June 1, 2007 used 90 days rather than the number of days in the 14-week period that ended on March 2, 2007. Capital expenditures are primarily related to building and improvements, equipment purchases supporting replacement of aged equipment, increased demand in certain products, new programs and information technology projects.

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

In June 2006, the EITF reached a consensus on EITF Issue No. 06-03, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)” (“EITF 06-03”). EITF 06-03 provides that the presentation of taxes assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer on either a gross basis (included in revenues and costs) or on a net basis (excluded from revenues) is an accounting policy decision that should be disclosed. The provisions of EITF 06-03 were adopted by Solectron in the third quarter of fiscal 2007. Taxes assessed by a governmental authority on revenue transactions between Solectron and its customers are presented on a net basis.

Inventory Valuation

Our inventories are stated at the lower of weighted average cost or market. Our industry is characterized by rapid technological change, short-term customer commitments and rapid changes in demand, as well as other factors that may influence the recoverability of inventories. We make provisions for estimated excess and obsolete inventory based on our regular reviews of inventory quantities on hand and the latest forecasts of product demand and production requirements from our customers. Our provisions for excess and obsolete inventory are also impacted by our contractual arrangements with our customers including our ability or inability to re-sell such inventory to them. If actual market conditions or our customers’ product demands are less favorable than those projected or if our customers are unwilling or unable to comply with any contractual arrangements related to excess and obsolete inventory, additional provisions may be required. If an additional 0.2% to 0.5% of our inventory were determined to be excess and obsolete at June 1, 2007, our gross profit and operating income from continuing operations before income taxes for the three months ended June 1, 2007 would have each decreased by $3.7 million to $9.2 million.

Allowance for Doubtful Accounts

Another area of judgment affecting reported revenue and net income is management’s estimate of receivables that will ultimately be collected. We evaluate the collectibility of our accounts receivable based on a combination of factors. This risk is mitigated by (i) sales to well-established companies, (ii) ongoing credit evaluation of our customers, and (iii) frequent contact with our customers, especially our most significant customers, which enables us to monitor current changes in business operations and to respond accordingly. When we are aware of circumstances that may impair a specific customer’s ability to meet its financial obligations to us, we record a specific allowance against amounts due to us and thereby reduce the net receivable to the amount we reasonably believe is likely to be collected. For all other customers, we recognize allowances for doubtful accounts based on the length of time the receivables are outstanding, industry and geographic concentrations, the current business environment and our historical experience. If the financial condition of our customers deteriorates or if economic conditions worsen, additional allowances may be required. Using this information, management reserves an amount that is believed to be uncollectible. Based on management’s analysis of uncollectible accounts, reserves totaling

$7.2 million or 0.5% of the gross accounts receivable balance were established at June 1, 2007, compared with $14.5 million or 1.0% of the gross accounts receivable balance at August 25, 2006.

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

Impairment of Long-Lived and Intangible Assets

Solectron evaluates long-lived assets, such as property, plant and equipment and intangible assets obtained in acquisitions such as supply agreements, intellectual property, and contractual and non-contractual customer relationships for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). When conducting our impairment analysis, assets are grouped at the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets or liabilities. Intangible assets subject to impairment testing whenever events or changes in circumstances indicate total $26.7 million as of June 1, 2007. We assess the fair value of the assets based on the undiscounted future cash flow the assets are expected to generate and recognize an impairment loss when estimated undiscounted future cash flow expected to result from the use of the asset plus net proceeds expected from disposition of the asset, if any, are less than the carrying value of the asset. When we identify an impairment, we reduce the carrying amount of the asset to its estimated fair value based on a discounted cash flow approach, or, when available and appropriate, to comparable market values. There is significant judgment involved in determining these cash flows.

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

Income Taxes

We currently have significant deferred tax assets in certain jurisdictions resulting from tax credit carry forwards, net operating losses and other deductible temporary differences, which will reduce taxable income in such jurisdictions in future periods. We have provided valuation allowances for future tax benefits resulting from U.S. and certain foreign net operating loss carry-forwards and for certain other U.S. and foreign deductible temporary differences where we believe future realizability is in doubt. SFAS No. 109 requires a valuation allowance be established when it is “more likely than not” that all or a portion of deferred tax assets will not be realized, and further provides that it is difficult to conclude that a valuation allowance is not needed when there is negative evidence in the form of cumulative losses in recent years. Therefore, cumulative losses weigh heavily in the overall assessment. In the third quarter of fiscal year 2003, we established a valuation allowance for most of our deferred tax assets. This was primarily due to cumulative losses from prior years and uncertainty regarding our ability to generate certain minimum levels of taxable income within the next three years. We have not yet established a sustained level of profitability since that time in those countries in which the deferred tax assets arose and thus expect to record a full valuation allowance on future tax benefits. Our ability to realize sustained profitability in those jurisdictions in the near term is uncertain as Solectron derives the majority of its revenue from low-cost locations. It is these low-cost locations where Solectron anticipates reporting taxable profits. Solectron will not be able to offset any tax expense associated with these taxable profits with the unrecognized deferred tax assets described above. As a result of our assessment, our total valuation allowance on deferred tax assets arising from continuing operations is approximately $1.6 billion as of June 1, 2007.

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

Results of Operations

In past filings, for clarity of presentation, Solectron’s third quarter of fiscal 2006 was presented as having ended on May 31, 2006 rather than the actual close date of May 26, 2006. In these condensed consolidated financial statements, the third quarter of fiscal 2006 is presented as having ended on the actual close date of May 26, 2006. Solectron uses a 52- to 53-week fiscal year ending on the last Friday in August. The Company’s second quarters of fiscal 2007 and 2006 ended on March 2, 2007 and February 24, 2006 and contained 14 weeks and 13 weeks, respectively. The additional week is reflected in the nine months results presented for the fiscal period ended June 1, 2007. It is not possible to quantify the impact of this additional week on the fiscal period ended June 1, 2007.

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

	Three Months Ended		Nine Months Ended
	June 1,	May 26,	June 1,	May 26,
	2007	2006	2007	2006

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	94.9	94.7	94.9	94.8

Gross profit	5.1	5.3	5.1	5.2
Operating expenses:
Selling, general and administrative	3.8	4.2	3.8	4.2
Restructuring and impairment costs	1.0	0.1	0.9	0.1

Operating income	0.3	1.0	0.4	0.9
Interest income	0.3	0.5	0.2	0.5
Interest expense	(0.2)	(0.3)	(0.2)	(0.3)
Other income (expense) — net	0.3	—	0.1	—

Operating income from continuing operations before income taxes	0.7	1.2	0.5	1.1
Income tax expense	0.3	(0.4)	0.1	—

Income from continuing operations	0.4%	1.6%	0.4%	1.1%
Discontinued operations:
Income from discontinued operations, income taxes of $0	—	—	—	0.2

Income from discontinued operations	—%	—%	—%	0.2%

Net income	0.4%	1.6%	0.4%	1.3%

Net Sales — Continuing Operations

Net sales increased $282.7 million, or 10.5%, and $1,227.7 million, or 16.0%, for the three and nine months ended June 1, 2007, respectively, as compared to the three and nine months ended May 26, 2006. The consumer market decreased by $19.6 million, or 6.2% for the three months ended June 1, 2007 and increased $201.2 million, or 26.4%, for the nine months ended June 1, 2007, as compared to the corresponding periods in fiscal 2006. The decrease in consumer end market revenue experienced in the three months ended June 1, 2007 primarily resulted from a decrease in seasonal demand and transitions to newer models. Consumer end market revenue grew in the nine months ended June 1, 2007 primarily due to new program wins and increases with existing customers in set-top boxes. Computing and storage end market revenues increased by $96.1 million, or 11.0%, and $387.9 million, or 15.4%, respectively, in the three and nine months June 1, 2007 as compared to the corresponding periods in fiscal 2006. The increase in computing and storage revenues was largely related to the new product-program wins with existing customers for both periods under comparison. Communication market revenues increased by $54.1 million, or 10.4%, and $338.7 million, or 23.7%, respectively, in the three and nine months ended June 1, 2007 as compared to the corresponding periods in fiscal 2006. Revenue increases in the communications market were primarily due to new program wins experienced during both periods. Industrial and other revenues increased by $27.3 million, or

7.7%, and $90.4 million, or 9.1%, respectively, in the three and nine months ended June 1, 2007, as compared to the corresponding periods of fiscal 2006. The increase in industrial and other revenues was primarily due to new customer wins and organic demand growth with existing customers. Networking revenues increased $124.7 million or 19.5%, and $209.3 million or 10.8%, respectively, for the three and nine months ended June 1, 2007, as compared to the corresponding periods in 2006. The increase in networking revenues for the three- and nine-month periods under comparison was attributable to growth in Cisco’s existing programs with us.

The following table depicts, for the periods indicated, revenue by market expressed as a percentage of net sales. The distribution of revenue across our markets has fluctuated, and will continue to fluctuate, as a result of customer demand.

	Three Months Ended		Nine Months Ended
	June 1,	May 26,	June 1,	May 26,
	2007	2006	2007	2006

Computing & Storage	32.6%	32.4%	32.8%	33.0%
Networking	25.6%	23.6%	24.2%	25.4%
Communications	19.3%	19.3%	19.9%	18.6%
Consumer	9.9%	11.6%	10.9%	10.0%
Industrial	8.4%	9.1%	8.2%	8.5%
Automotive	2.1%	2.0%	1.9%	2.7%
Other	2.1%	2.0%	2.1%	1.8%

Total	100.0%	100.0%	100.0%	100.0%

International Sales — Continuing Operations

In the three and nine months ended June 1, 2007, our international locations contributed approximately 69.5% and 70.1% of net sales compared to approximately 70.9% and 68.8% for the corresponding periods of fiscal 2006.

Major Customers — Continuing Operations

Certain customers accounted for 10% or more of our net sales. The following table includes these customers and the percentage of net sales attributed to them in the periods presented:

	Three Months Ended		Nine Months Ended
	June 1,	May 26,	June 1,	May 26,
	2007	2006	2007	2006

Cisco Systems	19.7%	16.3%	17.6%	17.1%
Nortel Networks	*	*	*	10.3%
Hewlett-Packard	10.2%	*	10.1%	*

(*)	Less than 10%

Our top ten customers accounted for approximately 64.1% and 63.1% of net sales for the three and nine months ended June 1, 2007, compared to approximately 61.4% and 61.1% of net sales in the corresponding periods of fiscal 2006. We cannot guarantee that these or any other customers will not increase or decrease as a percentage of our consolidated net sales either individually or as a group. Consequently, any material decrease in sales to these or other customers could materially harm our consolidated results of operations.

We believe our ability to grow depends on increasing sales to existing customers and on successfully attracting new customers. Customer contracts can be canceled and volume levels can be changed or delayed by our customers. The timely replacement of delayed, canceled or reduced orders with new business cannot be assured. In addition, we have no assurance that any of our current customers will continue to utilize our services. Consequently, in the event one or more of our current customers terminate or reduce their use of our services, our consolidated results of operations may be materially adversely affected.

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

Our gross profit percentage decreased to 5.1% for the three months ended June 1, 2007 as compared to 5.3% for the corresponding period in fiscal 2006. The decrease in the three months ended June 1, 2007 in gross profit percentage is primarily attributable to execution and supply chain issues at certain services sites. Our gross profit percentage of 5.1% for the nine months ended June 1, 2007, is comparable to the corresponding period in fiscal 2006.

Sales of inventory previously written down or written off have not been significant and have not had any material impact on our gross profit for the three or nine months ended June 1, 2007.

Selling, General and Administrative (SG&A) Expenses — Continuing Operations

SG&A expenses amounted to $112.1 million and $112.2 million for the three months ended June 1, 2007 and 2006, respectively. SG&A expenses increased $14.7 million, or 4.5%, for the nine months ended June 1, 2007, compared to the corresponding period in fiscal 2006. As a percentage of net sales, SG&A expenses decreased to 3.8% and 3.8% for the three and nine months ended June 1, 2007 as compared to 4.2% for the three months ended May 26, 2006 and 4.3% for the nine months ended May 26, 2006. The decrease as a percentage of net sales was primarily attributable to an increase in net sales for the three and nine months ended June 1, 2007.

Restructuring and Impairment — Continuing Operations

Total restructuring and impairment charges were $29.6 million and $80.7 million during the three and nine months ended June 1, 2007, respectively.

During the third quarter of fiscal 2007, the Company incurred restructuring costs of approximately $29.6 million primarily related to $25.9 million of severance expenses resulting from the adoption of the Fiscal Year 2007 Phase I and Phase II Restructuring Plans. In addition, restructuring costs included the following: $0.9 million of charges arising from the disposition of a leased facility and changes in estimates for lease termination costs on restructured facilities; $2.0 million of transfer and other exit costs; and $0.8 million of equipment and facilities impairment charges.

The restructuring and impairment charges of $2.6 million incurred during the third quarter of fiscal 2006 primarily related to Fiscal Year 2005 Restructuring Plan consisted of $1.8 million of charges arising from the abandonment of a leased facility and changes in lease estimates relative to restructured facilities; $0.8 million of transfer and other exit costs; $0.2 million of equipment and facilities impairment charges; and a net reduction to the severance provision of $0.2 million due to changes in planned severance actions. Included in these amounts is a $0.7 million reversal related to a release of an accrual established under acquisition accounting that is no longer required.

Fiscal Year 2007 Phase II Restructuring Plan

On March 26, 2007, the Solectron Board of Directors approved the Fiscal Year 2007 Phase II Restructuring Plan, pursuant to Solectron’s phased approach to restructuring announced in the first quarter of fiscal 2007, to further optimize its global footprint and reduce its cost structure. Solectron estimates that total charges related to this phase of restructuring will be between $35 million to $45 million, of which approximately 90% represents cash expenditures. The restructuring plan consists of the following measures:

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

Cumulative restructuring costs recorded under the Fiscal 2007 Phase II Restructuring Plan as of June 1, 2007 were $25.4 million. This consisted of $23.7 million in severance, $1.3 million in impairment charges on facilities and equipment (impaired at the end of the second quarter of fiscal 2007) and $0.4 million of transfer costs, other expenses and leased facilities expenses.

As of June 1, 2007, Solectron has reduced its workforce by 90 personnel in connection with this plan and expects to reduce headcount by an additional 1,200 to 1,400 personnel prior to the completion of this plan. The remaining accrual balance of $22.4 million consists primarily of existing severance commitments for 1,200 to 1,400 personnel, the majority of which will be paid by December 31, 2007.

Currently, Solectron estimates that the Fiscal Year 2007 Phase II Restructuring Plan will realize a savings of approximately $0.005 per share quarterly once fully implemented due to reductions in workforce, facility, lease and depreciation expenses. Cash payments associated with the Fiscal Year 2007 Phase II Restructuring Plan scheduled in the next 12 months, which have already been accrued for, are expected to be $22 million

Fiscal Year 2007 Phase I Restructuring Plan

On October 2, 2006, the Solectron Board of Directors approved the Fiscal Year 2007 Phase I Restructuring Plan to optimize its global footprint and reduce its cost structure. Solectron anticipates that total charges related to this restructuring plan will be between $50 million to $60 million. Total estimated charges consist of (i) $32 million to $39 million related to severance costs, (ii) $10 million to $13 million related to leased facility liabilities and transfer and other exit costs and (iii) an estimated non-cash charge of $8 million related to disposition of facilities and equipment. The restructuring plan consists of the following measures:

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

Cumulative restructuring costs recorded under the Fiscal 2007 Phase I Restructuring Plan as of June 1, 2007 were $50.0 million. This consists of $39.1 million in severance, $5.1 million in impairment charges on facilities and equipment (which includes $3.1 million recorded in the last quarter of fiscal year 2006), and $5.8 million of transfer costs, other expenses and leased facilities expenses.

As of June 1, 2007, Solectron has reduced its workforce by 1,050 personnel in connection with this plan and expects to reduce headcount by an additional 150 to 350 personnel prior to the completion of this plan. The remaining accrual balance of $13.1 million is primarily related to existing severance commitments for 150 to 350 personnel, the majority of which will be paid by November 30, 2007.

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

Currently, Solectron estimates that the Fiscal Year 2007 Phase I Restructuring Plan will realize a savings of approximately $0.01 per share quarterly once fully implemented due to reductions in workforce, facility, lease and depreciation expenses. Cash payments associated with the Fiscal Year 2007 Phase I Restructuring Plan scheduled in the next 6 months, which have already been accrued for, are expected to be $11 million.

We continue to evaluate our operations and we may propose future restructuring actions as a result of changes in market conditions and footprint alignment with our customers’ production needs.

Interest Income — Continuing Operations

Interest income decreased $4.8 million to $7.5 million for the three months ended June 1, 2007 from $12.3 million in the corresponding period in fiscal 2006 as a result of the Company liquidating its short-term investments during the second quarter of fiscal 2007. Interest income decreased $11.6 million to $25.1 million for the nine months ended June 1, 2007 from $36.7 million in the corresponding period in fiscal year 2006. For the nine months ended June 1, 2007, the decrease in interest income was primarily due to lower cash balances and lower effective yield in the first, second and third quarter of fiscal 2007, when compared to the corresponding periods in fiscal 2006.

Interest Expense — Continuing Operations

Interest expense decreased $1.7 million to $5.5 million for the three months ended June 1, 2007 from $7.2 million in the corresponding period in fiscal 2006. For the nine months ended June 1, 2007, interest expense decreased $2.9 million to $17.9 million from $20.8 million in the corresponding period in fiscal 2006. The decreases were primarily due to the Company’s redemption of its ACES debentures in the first quarter of fiscal 2007.

Other Income (Expense) — net — Continuing Operations

Other income (expense) — net amounted to income of $8.7 million and $5.9 million for the three and nine months ended June 1, 2007, respectively. Other income (expense) — net amounted to expense of $0.8 million for the three and nine months ended June 1, 2006. Other income (expense) — net, for the three months ended June 1, 2007 consisted primarily of foreign currency gains of $10.9 million due to the favorable fluctuations in the foreign currencies of certain regions where the Company does not hedge; offset by $2.2 million of miscellaneous items.

Income Taxes — Continuing Operations

Our income tax expense was $8.2 million and $13.0 million for the three and nine months ended June 1, 2007, respectively, as compared to $10.7 million income tax benefit and $0.8 million income tax benefit for the three and nine months ended May 26, 2006, respectively. We incurred net tax expense in certain countries in which we had profitable operations during the periods ended June 1, 2007 and May 26, 2006. Income tax expense for the nine months ended June 1, 2007 includes the recognition of benefits of $4.4 million associated with a refund of taxes paid on the earnings by reinvesting the earnings of a foreign subsidiary.

The effective income tax rate is largely a function of the balance between income and losses from international and domestic operations. Our international operations, taken as a whole, have been subject to tax at a lower rate than operations in the United States, primarily due to tax holidays granted to certain of our overseas sites in Malaysia and Singapore and from benefits resulting from reinvesting the earnings of three of our international operations. The Malaysian tax holiday is effective through January 2012, and the Singapore tax holiday is effective through March 2011. Both tax holidays are subject to certain conditions, including maintaining levels of research and development expenditures, incremental fixed asset expenditures, or qualifying headcount. During the nine months ended June 1, 2007, the Company included in its computation of its estimated annual effective income tax rate for fiscal 2007, $1.9 million of discrete benefit resulting from taxes refunded on previously taxed earnings by reinvesting such earnings of one of the international operations. Beginning January 1, 2007, the Company has decided to no longer apply for reinvestment of earnings, as a change in tax law eliminates the reinvestment tax refund provision for tax years beyond calendar year 2006.

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

In the three months ended May 26, 2006, the IRS completed its field examination of the Company’s federal income tax returns for fiscal years 2001 and 2002 and issued a Revenue Agent’s Report (“RAR”). The RAR is not a final Statutory Notice of Deficiency, and the Company filed a protest during the quarter ended August 25, 2006 to protest certain of the proposed adjustments with the Appeals Office of the IRS. Although the outcome of the Appeals process is always uncertain, the Company believes that adequate amounts of tax and interest have been provided for any adjustments that are expected to result for these years.

During the second quarter of fiscal 2007, the IRS issued a final Statutory Notice of Deficiency for the disallowance of a loss associated with a transaction entered into by a domestic subsidiary in a tax year prior to the subsidiary’s acquisition by Solectron. The Company did not record an additional accrual related to this item during the quarter, as it believes that adequate amounts of tax and interest have already been provided for. During the three months ended June 1, 2007, the Company filed a petition with the US Tax Court for redetermination of the deficiency set forth by the IRS.

In the three months ended March 2, 2007, the Company recorded an additional accrual for a potential penalty assessment by a foreign tax authority related to the late payment of withholding taxes. The recorded amount represents management’s best estimate of the cost it will incur in relation to the exposure, but there is a reasonable possibility that the amounts that may be assessed will differ from the estimate.

Liquidity and Capital Resources

Cash

Cash, cash equivalents and short-term investments remained unchanged at approximately $1.2 billion at June 1, 2007 as compared to the balance at August 25, 2006. The table below, for the periods indicated, provides selected condensed consolidated cash flow information (in millions):

	Nine Months Ended
	June 1,	May 26,
	2007	2006

Net cash provided by (used) in operating activities of continuing operations	$184.3	$(104.9)
Net cash used in operating activities of discontinued operations	(2.5)	(8.2)

Net cash provided by (used) in operating activities	$181.8	$(113.1)
Net cash used in investing activities of continuing operations	$(94.7)	$(160.6)
Net cash provided by investing activities of discontinued operations	—	17.1

Net cash used in investing activities	$(94.7)	$(143.5)
Net cash used in financing activities of continuing operations	$(40.8)	$(204.3)
Net cash provided by (used in) financing activities of discontinued operations	2.5	(8.9)

Net cash used in financing activities	$(38.3)	$(213.2)

Net cash provided by operating activities of continuing operations was $184.3 million during the nine months ended June 1, 2007. The change in net cash from operating activities was primarily due to a $453.6 million increase in accounts payable; non-cash depreciation and amortization charges of $124.5 million; and a $60.8 million increase in accrued expenses and other current liabilities. This was partially offset by a $314.7 million increase in inventories, a $133.6 million increase in prepaid expenses and other assets and a $64.3 million increase in accounts receivable. The inventory and accounts payable increase was primarily attributable to the inventory purchase resulting from the launch of the Cisco Systems Lean Initiative.

Net cash used in operating activities of continuing operations was $104.9 million during the nine months ended May 26, 2006, which was generated by a $371.7 million increase in inventories and a $168.2 million increase in accounts receivable. This was partially offset by non-cash depreciation and amortization charges of $130.4 million and a $246.6 million increase in accounts payable. The inventory and accounts payable increases were attributable to new program ramps, certain program launch delays and the creation of buffer stock to accommodate both program transfers between sites and the go-live date of a new ERP system at one of our facilities.

Net cash used in investing activities of continuing operations of $94.7 million during the nine months ended June 1, 2007 primarily consisted of $125.8 million in capital expenditures; $18.1 million of acquisitions, net of cash received; and a $13.2 million purchase of facilities previously under synthetic lease. This was offset by proceeds from the sale of property and equipment of $24.7 million and cash provided of $22.9 million from the sale of “available for sale” securities.

Net cash used in investing activities of continuing operations was $160.6 million during the nine months ended May 26, 2006 which primarily consisted of $155.6 million in capital expenditures.

Net cash used in financing activities of continuing operations of $40.8 million during the nine months ended June 1, 2007 primarily consisted of $64.3 million of payments made to redeem the 7.97% Adjustable Conversion-Rate Equity Securities (ACES) and $10.0 million of share repurchases.

Net cash used in financing activities of continuing operations was $204.3 million during the nine months ended May 26, 2006 and primarily consisted of $205.7 million of share repurchases and $150 million of payments to redeem the 7.375% Senior Notes, partially offset by $147.4 million in net proceeds from the issuance of our 8% senior subordinated notes due 2016.

Net cash used in operating activities of discontinued operations during the nine months ended June 1, 2007 primarily relate to $1.9 million of ongoing facility carrying costs and a payment of $0.6 million for a sales tax assessment made on behalf of a discontinued operation.

Debt

On August 28, 2006, Solectron entered into a $350 million Credit Agreement (“the Credit Agreement”) that amends and replaces a $500 million secured revolving facility. The Credit Agreement provides for a revolving, multicurrency, secured-credit facility, which may be used to borrow revolving loans or issue standby letters of credit, subject to a $100 million letter of credit sub-limit. The Company may request an increase in the credit facility of up to an additional $150 million, to provide for an aggregate commitment of up to $500 million. There are currently no revolving loans outstanding and approximately $0.6 million in letters of credit outstanding under the Credit Agreement. The revolving loans under the Credit Agreement bear interest, at the Company’s option, at either (i) the base rate, which is defined as a fluctuating rate per annum equal to the greater of (A) Bank of America N.A.’s prime rate, or (B) the average rate on overnight federal funds plus one-half of one percent, or (ii) a rate equal to (A) the London Inter-bank Offered Rate (LIBOR) plus (B) an applicable margin ranging from 1.0% to 2.0% based on Solectron’s non-credit-enhanced senior unsecured long-term debt ratings. The Credit Agreement matures on August 28, 2009 and may be prepaid at any time without penalty or premium at the option of the Company.

The obligations under the Credit Agreement are guaranteed by the Company’s existing and future material domestic subsidiaries, and such obligations, including the guarantees, are secured by: (i) the Company’s and its domestic subsidiaries’ accounts receivable, equipment and inventory, (ii) a pledge of the capital stock of the Company’s material domestic subsidiaries, (iii) a pledge of 65% of the capital stock of the Company’s material first-tier foreign subsidiaries, and (iv) a pledge of certain inter-company indebtedness among the Company and certain of its subsidiaries. In the event that the Company’s issuer credit rating of BB/Ba3 (stable/stable) or BB-/Ba2 (stable/stable) or higher from Standard & Poor’s Ratings Services and Moody’s Investors Service, Inc., respectively, the liens on the collateral described in clause (i) above will be released. Solectron is subject to compliance with certain financial covenants set forth in this facility including, but not limited to, capital expenditures, cash interest coverage ratio and leverage ratio. Solectron was in compliance with all applicable covenants as of June 1, 2007.

In addition, we had no committed foreign lines of credit and $150.0 million in uncommitted foreign lines of credit and other bank facilities as of June 1, 2007. These lines of credit are guaranteed by Solectron. A committed line of credit obligates a lender to loan us amounts under the credit facility as long as we adhere to the terms of the credit agreement. An uncommitted line of credit is extended to us at the sole discretion of a lender. The interest rates range from the bank’s prime lending rate to the bank’s prime rate plus 1.0%. As of June 1, 2007, we had $63.3 million of borrowings under uncommitted foreign lines of credit and $2.1 million of guaranteed amounts under uncommitted foreign lines of credit.

$64.3 million aggregate principal amount of our 7.97% ACES debentures was due November 15, 2006 and repaid per the terms of the indenture.

Restricted Cash

During the first quarter of fiscal 2006, Solectron elected to put in place a line of credit for the issuance of standby letters of credit. The letters of credit are principally related to self-insurance for workers compensation liability coverage. These standby letters of credit were previously issued under Solectron’s revolving credit facility. Solectron opted to post cash collateral totaling 105% of the standby letter of credit balances in order to reduce annual issuance commissions of the standby letters of credit. Total cash collateral of $16.8 million at June 1, 2007, is classified as restricted cash and cash equivalents in the condensed consolidated balance sheets.

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

The following is a summary of certain contractual obligations and commitments as of June 1, 2007 for continuing operations:

	Payment Due by Period
		Short-
	Total	Term	Q4 ’08	FY09	FY10	FY11	FY12	Thereafter
	(In millions)

Debt(1)	$673.8	$64.0	$0.1	$0.5	$8.2	$451.0	$—	$150.0
Interest expense on long-term debt	118.1	14.7	1.3	14.5	14.5	13.1	12.0	48.0
Operating lease	148.7	37.9	8.5	30.4	23.0	14.5	12.0	22.4
Operating leases for restructured facilities and equipment	18.5	8.4	1.2	3.6	3.1	1.4	0.4	0.4
Purchase obligations(2)	362.8	362.3	—	—	0.5	—	—	—

	$1,321.9	$487.3	$11.1	$49.0	$49.3	$480.0	$24.4	$220.8

(1)	Total debt includes capital lease commitments of $1.6 million.

(2)	We have various purchase commitments for materials, supplies and services incurred during the normal course of business.

Other long-term liabilities of $36.2 million disclosed in the condensed consolidated balance sheet include deferred tax liabilities related to timing differences and non-US pension liabilities, which due to their nature are not projected.

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

The collective results from all discontinued operations for all periods presented were as follows (in millions):

	Three Months Ended		Nine Months Ended
	June 1,	May 26,	June 1,	May 26,
	2007	2006	2007	2006

Net sales	$—	$—	$—	$—
Cost of sales	—	—	—	—

Gross profit	—	—	—	—
Operating expense (income) — net	0.1	0.4	1.0	(7.8)

Operating (loss) income	(0.1)	(0.4)	(1.0)	7.8
Other income — net	—	—	—	8.9

(Loss) income before income taxes, income taxes of $0	(0.1)	(0.4)	(1.0)	16.7

(Loss) income from discontinued operations, net of tax	$(0.1)	$(0.4)	$(1.0)	$16.7

During the first quarter of fiscal 2007, Solectron recorded $0.6 million of costs related to a sales tax assessment and ongoing facility carrying costs. During the second quarter of fiscal 2007, Solectron recorded $0.3 million of costs related to a foreign tax assessment formerly associated with a discontinued operation. During the third quarter of fiscal 2007, Solectron recorded $0.1 million of costs related to a foreign tax assessment formerly associated with a discontinued operation.

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

The sale agreements for all the divestitures contain certain indemnification provisions pursuant to which Solectron may be required to indemnify the buyer of the divested business for liabilities, losses, or expenses arising out of breaches of covenants and certain breaches of representations and warranties relating to the condition of the business prior to and at the time of sale. In aggregate, Solectron is contingently liable for up to $94.8 million for claims submitted within a period of 12 to 24 months subsequent to the completion of the sale. As of June 1, 2007, most of these indemnification provisions have expired, and there were no significant claims received or significant liabilities recorded under these indemnification obligations. Additionally, Solectron may be required to indemnify a buyer for certain environmental remediation costs until 2014, such indemnification not to exceed $13 million. Solectron maintains an insurance policy to cover environmental remediation liabilities in excess of reserves previously established upon the acquisition of these properties. Solectron did not record any environmental charges upon disposition of these properties.

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

As of June 1, 2007, we had outstanding foreign exchange forward contracts with a total notional amount of approximately $423.7 million related to continuing operations. The change in value of the foreign exchange forward contracts resulting from a hypothetical 10% change in foreign exchange rates would be offset by the remeasurement of the related balance sheet items, the result of which would not be significant.

The primary objective of our investment activities is to preserve principal, while at the same time maximize yields without significantly increasing risk. To achieve this objective, we maintain our portfolio of cash equivalents in a variety of securities, including government and corporate obligations, certificates of deposit and money market funds. As of June 1, 2007, substantially our entire portfolio was scheduled to mature in less than three months. A hypothetical 10% change in interest rates would not have a material effect on the fair value of our investment portfolios.

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

Changes in internal control over financial reporting.  There were no changes in Solectron’s internal control over financial reporting during the third quarter of fiscal 2007 or in other factors that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

On June 4, 2007, a purported class action complaint has been filed alleging breach of fiduciary duty of the directors of Solectron in the Superior Court of the State of California, County of Santa Clara, seeking to enjoin the proposed merger between Solectron and Flextronics. While this case is in the early stages, Solectron believes that it is without merit. Any judgments, however, in respect of this or similar lawsuits that are adverse to Flextronics and Solectron may adversely affect Flextronics and Solectron’s ability to consummate the merger.

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

Risks Relating to our Business

Most of our sales come from a small number of customers; if we lose any of these customers, our net sales could decline significantly.

Most of our annual net sales come from a small number of our customers. Our ten largest customers accounted for approximately 64.1% and 61.4% of net sales from continuing operations in the third quarter of fiscal 2007 and 2006, respectively. During the third quarter of fiscal 2007, two of these customers individually accounted for more than ten percent of our net sales. Any material delay, cancellation or reduction of orders from these or other major customers could cause our sales to decline significantly, and we may not be able to reduce the accompanying expenses at the same time. We cannot guarantee that we will be able to retain any of our largest customers or any other accounts, or that we will be able to realize the expected revenues under existing or anticipated supply agreements with these customers. Our earnings per share, cash flow and results of operations will continue to depend significantly on our ability to obtain orders from new customers, retain existing customers, realize expected revenues under existing and anticipated agreements, as well as on the financial condition and success of our customers and their customers.

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

Approximately 69.5% and 70.9% of our net sales from continuing operations are the result of services and products manufactured in countries outside the United States during the third quarter of fiscal 2007 and 2006, respectively. As a result of our foreign sales and facilities, our operations are subject to a variety of risks and costs that are unique to international operations, including the following:

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

We have been granted tax holidays, which are effective through 2012 and 2011, subject to some conditions, for our Malaysian and Singapore sites, respectively. It is possible that the current tax holidays will be terminated or modified or that future tax holidays that we may seek will not be granted. If the current tax holidays are terminated or modified, or if additional tax holidays are not granted in the future or when our current tax holidays expire, our future effective income tax rate could increase.

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

We incurred approximately $29.6 million of restructuring and impairment costs relating to continuing operations in the third quarter of fiscal 2007 and approximately $2.6 million during the third quarter of fiscal 2006, and we anticipate incurring approximately $16.0 million to $24.0 million of restructuring and impairment costs in total under the Fiscal 2007 Phase I and Fiscal 2007 Phase II Restructuring Plans during the next twelve months. If our estimates about previous and currently contemplated restructuring charges prove to be incorrect, our consolidated financial condition and results of operations may suffer. While we believe our capacity is appropriate for current revenue levels, we continue to evaluate our cost structure relative to future financial results and customer demand. If our estimates about future financial results and customer demand prove to be incorrect, our consolidated financial condition and consolidated results of operations may suffer.

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

In the past several years, we completed several strategic transactions with OEM customers. Under these arrangements, we generally acquired inventory, equipment and other assets from the OEM, and leased (or in some cases acquired) their manufacturing facilities, while simultaneously entering into multi-year supply agreements for the production of their products. There has been strong competition among EMS companies for these transactions, and this competition may continue to be a factor in customers’ selection of their EMS providers. These transactions contributed to a significant portion of our past revenue growth, as well as to a significant portion of our more recent restructuring charges and goodwill and intangible asset impairments. While we do not anticipate our acquisitions of OEM plants and equipment in the near future to return to the levels at which they occurred in the recent past, there may be occasions on which we determine it to be advantageous to complete acquisitions in selected geographic or industry markets. As part of such arrangements, we would typically enter into supply agreements with the divesting OEMs, but such agreements generally do not require any minimum volumes of purchases by the OEM and the actual volume of purchases may be less than anticipated. Arrangements, which may be entered into with divesting OEMs typically would involve many risks, including the following:

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

Our ability to manage and integrate future acquisitions will require successful integration of such acquisitions into our manufacturing and logistics infrastructure, and may require enhancements or upgrades of accounting and other internal management systems and the implementation of a variety of procedures and controls. We cannot guarantee that significant problems in these areas will not occur. Any failure to enhance or expand these systems and implement such procedures and controls in an efficient manner and at a pace consistent with our business activities could harm our consolidated financial condition and results of operations. In addition, we may experience inefficiencies from the management of geographically dispersed facilities and incur substantial infrastructure and working capital costs. We incurred approximately $29.6 million of restructuring and impairment costs relating to continuing operations in the third quarter of fiscal 2007 and approximately $2.6 million in the corresponding period of fiscal 2006. See also the Risk Factor entitled “If we incur more restructuring-related charges than currently anticipated, our consolidated financial condition and results of operations may suffer.”

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

Our senior unsecured debt was recently rated as “BB−” with a stable outlook by Standard and Poor’s and as “B1” with a positive outlook by Moody’s. These credit ratings are subject to change at the discretion of the rating agencies. If our credit ratings were downgraded, it would increase our cost of capital should we borrow under our revolving lines of credit, and it may make it more expensive for us to raise additional capital in the future. Such capital raising may be on terms that may not be acceptable to us or otherwise not available. Any future adverse rating agency actions with respect to our ratings could have an adverse effect on the market price of our securities, our ability to compete for new business, our cost of capital, and our ability to access capital markets.

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

The Internal Revenue Service (“IRS”) and other tax authorities regularly examine our income tax returns. In the three months ended May 31, 2006, the IRS completed its field examination of the Company’s federal income tax returns for fiscal years 2001 and 2002 and issued a Revenue Agent’s Report (“RAR”). The RAR is not a final Statutory Notice of Deficiency, and we filed a protest during the quarter ended August 25, 2006 to protest certain of the proposed adjustments with the Appeals Office of the IRS. The most significant of the disputed adjustments relates to transfer pricing arrangements that the Company has with its foreign subsidiaries. We believe that the proposed IRS adjustments are inconsistent with applicable tax laws, and that it has meritorious defenses to the proposed adjustments.

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

Risks Relating to the Proposed Merger with Flextronics

Failure to complete the merger could materially and adversely affect our results of operations and stock price.

Completion of the merger is subject to customary conditions, including the approval of the stockholders of Solectron and Flextronics and the receipt of applicable regulatory approvals and clearances. There can be no assurance that these conditions will be met or waived, that the necessary approvals will be obtained, or that we will be able to successfully consummate the merger as currently contemplated under the merger agreement or at all.

If the merger is not consummated:

•	we will remain liable for significant transaction costs, including legal, accounting, financial advisory and other costs relating to the merger;

•	under specified circumstances, we may have to pay a termination fee in the amount of $100 million to Flextronics;

•	any operational investments that we may delay due to the pending transaction would need to be made, potentially on an accelerated timeframe, which could then prove costly and more difficult to implement; and

•	the market price of our common stock may decline to the extent that the current market price reflects a belief by investors that the merger will be completed.

Additionally, the announcement of the pending merger may lead to uncertainty for our employees and some of our customers and suppliers. This uncertainty may mean:

•	the attention of our management and employees may be diverted from day-to-day operations as the integration activities become more intense;

•	our customers and suppliers may seek to modify or terminate existing agreements, or prospective customers may delay entering into new agreements or purchasing our products as a result of the announcement of the merger; and

•	our ability to attract new employees and retain existing employees may be harmed by uncertainties associated with the prospective merger.

The occurrence of any of these events individually or in combination could materially and adversely affect our results of operations and the price of our common stock.

Item 6.	Exhibits

INDEX TO EXHIBITS

Exhibit
No		Exhibit Description

3	.1*	Certificate of Incorporation of the Registrant, as amended
3	.2**	Amended and Restated Bylaws of the Registrant
10.1		Employment Agreement dated April 17, 2007 by and between Registrant and Roop Kaylan Lakkaraju
10	.2****	Manufacturing and Product Purchase Agreement dated as of March 9, 2007 by and among Cisco Systems International B.V., Solectron Corporation and certain signing affiliates
10	.3***	Executive Retention Arrangement
10	.4****	Inventory Purchase and Transfer Agreement dated as of March 11, 2007 by and between Cisco Systems International B.V. and Solectron Corporation
31.1		Certification of Chief Executive Officer Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002
31.2		Certification of Chief Financial Officer Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002
32.1		Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2		Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference from Exhibit 3.1 filed with Registrant’s Form 10-Q for the quarter ended February 28, 2001, Exhibit 3.1 filed with Registrant’s Form 10-Q for the quarter ended February 25, 2000, and Exhibit 3.1 filed with Registrant’s Form 10-Q for the quarter ended February 26, 1999.

**	Incorporated by reference from Exhibit 3.2 filed with Registrant’s Form 10-Q for the quarter ended November 28, 2003.

***	Incorporated by reference from Registrant’s Report on Form 8-K filed on March 2, 2007.

****	Pursuant to a request for confidential treatment, portions of this Exhibit have been redacted from the publicly filed document and have been furnished separately to the Securities and Exchange Commission as required by Rule 24b-2 under the Securities Exchange Act of 1934.

SOLECTRON CORPORATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOLECTRON CORPORATION
(Registrant)

By:	/s/ ROOP LAKKARAJU
Roop Lakkaraju
Senior Vice President and
Interim Chief Financial Officer
(Principal Financial Officer)

By:	/s/ WARREN J. LIGAN
Warren J. Ligan
Senior Vice President
and Corporate Controller
(Principal Accounting Officer)

Date: July 11, 2007

INDEX TO EXHIBITS

Exhibit
No		Exhibit Description

3	.1*	Certificate of Incorporation of the Registrant, as amended
3	.2**	Amended and Restated Bylaws of the Registrant
10.1		Employment Agreement dated April 17, 2007 by and between Registrant and Roop Kaylan Lakkaraju
10	.2****	Manufacturing and Product Purchase Agreement dated as of March 9, 2007 by and among Cisco Systems International B.V., Solectron Corporation and certain signing affiliates
10	.3***	Executive Retention Arrangement
10	.4****	Inventory Purchase and Transfer Agreement dated as of March 11, 2007 by and between Cisco Systems International B.V. and Solectron Corporation
31.1		Certification of Chief Executive Officer Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002
31.2		Certification of Chief Financial Officer Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002
32.1		Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2		Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference from Exhibit 3.1 filed with Registrant’s Form 10-Q for the quarter ended February 28, 2001, Exhibit 3.1 filed with Registrant’s Form 10-Q for the quarter ended February 25, 2000, and Exhibit 3.1 filed with Registrant’s Form 10-Q for the quarter ended February 26, 1999.

**	Incorporated by reference from Exhibit 3.2 filed with Registrant’s Form 10-Q for the quarter ended November 28, 2003.

***	Incorporated by reference from Registrant’s Report on Form 8-K filed on March 2, 2007.

****	Pursuant to a request for confidential treatment, portions of this Exhibit have been redacted from the publicly filed document and have been furnished separately to the Securities and Exchange Commission as required by Rule 24b-2 under the Securities Exchange Act of 1934.